Form 10QSB
period 1995-09-30
MICROFRAME INC
filed 1995-11-15
CIK 754813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

 ____
/  X /            Quarterly report under Section 13 or 15(d) of the Securities
----              Exchange Act of 1934

                  For the quarterly period ended September 30, 1995

                                       or
 ___
/___/             Transition report under Section 13 or 15(d) of the Exchange
                  Act

For the transition period from __________ to __________


                         Commission file number 0-13117

                                MICROFRAME, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

New Jersey                                                      22-2413505
(State or Other Jurisdiction of           (IRS Employer Identification No.)
Incorporation or Organization)

                   21 Meridian Road, Edison, New Jersey 08820
                    (Address of Principal Executive Offices)

                                 (908) 494-4440
                (Issuer's Telephone Number, Including Area Code)


                  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No
     -----                  -----

There were 3,714,175 shares of Common Stock outstanding at November 14, 1995.


Transitional Small Business Disclosure Format:

Yes                      No     X
    -----                    -----

                                MICROFRAME, INC.

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

PART I.           FINANCIAL INFORMATION                                 Page

ITEM 1.           Condensed Financial Information                       2

                  Condensed Balance Sheets as of September 30,
                   1995 and March 31, 1995 (Unaudited)                  3

                  Condensed Statements of Income for the three
                   months ended September 30, 1995 and September
                   30, 1994; six months ended September 30, 1995
                   and September 30, 1994 (Unaudited)                   4

                  Condensed Statements of Cash Flows for the
                   six months ended September 30, 1995 and
                   September 30, 1994 (Unaudited)                       5

                  Notes to Condensed Financial Statements             7-8


ITEM 2.           Management's Discussion and Analysis or
                  Plan of Operation                                   9-10

PART II.          OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security-Holders

ITEM 5.           Other Information                                     11

ITEM 6.           Exhibits and reports on Form 8-K                      12

SIGNATURES                                                              13

                         PART 1. Financial Information


Item 1.  Condensed Financial Information

                  The condensed financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-KSB.

MicroFrame, Inc. Condensed Balance Sheets
(unaudited)

                                              September 30,   March 31,
                                                  1995         1995
 Assets                                           ----         ----
 Current Assets
  Cash and Cash equivalents                    $19,225            $490,261
  Accounts receivable, less allowance
   for doubtful accounts of $75,091
   and $75,000 respectively                  1,300,834           1,912,304
       Inventory                             1,281,731             775,540
       Deferred tax asset                           --             400,000
       Prepaid expenses and other
        current assets                         106,337              24,325
                                             ---------           ---------
             Total current assets            2,708,127           3,602,430

  Property and equipment at cost, net          473,830             317,585
  Capitalized software, less accumulated
   amortization of $460,016 and $370,879       272,283             211,602
  Security deposits                             38,583              31,412
  Excess of cost over fair value of net
   assets acquired less accumulated
   amortization of $380 and $0,
   respectively                                 90,760                   0
  Deferred tax asset                           574,900             174,900
                                             ---------            --------
             Total assets                  $ 4,158,483         $ 4,337,929

 Liabilities and Stockholders' Equity

 Current liabilities
       Short-term borrowings                 $ 400,000                 $ 0
       Accounts payable                        449,746             354,427
       Accrued payroll and related
        liabilities                            128,473             240,900
       Deferred income                         214,934             202,478
       Other current liabilities               163,396              62,730
                                             ---------           ---------
         Total current liabilities           1,356,549             860,535

 Stockholders' equity
  Common stock - par value $.001 per
   share authorized 50,000,000 shares,
   issued 3,714,575 shares and outstanding
   3,714,175 shares at September 30, 1995;
   issued 3,687,198 shares and outstanding
   3,686,798 shares at March 31, 1995            3,714               3,687

 Preferred stock - par value $10 per
  share; authorized 200,000 shares,
  none issued                                       --                  --
 Additional paid-in capital                  4,851,672           4,769,406
 Accumulated deficit                        (2,049,452)         (1,291,699)
                                             ---------           ---------
                                             2,805,934           3,481,394
 Less - Treasury stock, 400 shares,
  at cost                                       (4,000)             (4,000)
                                             ---------           ---------
      Total stockholders' equity             2,801,934           3,477,394

 Commitments and contingencies                      --                  --
                                             ---------           ---------
       Total liabilities and
        stockholder' equity                $ 4,158,483         $ 4,337,929
                                             =========           =========

The accompanying notes are an integral part of these condensed financial statements

MicroFrame, Inc.
Condensed Statements of Income
(unaudited)

                                Six Months Ended             Three Months Ended
                                  September 30,                September 30,
                             1995             1994          1995           1994
 Net Sales                $2,606,940     $3,080,643     $ 742,598    $1,579,921
                          ----------     ----------     ---------    ----------
 Costs and Expenses

   Costs of Sales          1,165,874      1,320,793       425,027       709,692

   Research and              294,050        201,202       165,385       107,990
    development expenses
   Selling, general and    1,905,757      1,248,653       947,244       650,010
    administrative expenses

   Amortization of excess
    of cost over fair value
    of net assets acquired       380              0           380             0
                           ---------      ---------     ---------     ---------
   Total costs and         3,366,061      2,770,648     1,538,036     1,467,692
    expenses

 Interest Income               3,062          3,676           244         1,825

 Interest Expense            (1,694)                       (1,694)
                           --------       ---------     ---------     ---------
 Income (loss) before
  tax provision            (757,753)        313,671      (796,888)      114,054

 Income tax provision              0        125,500       (14,700)       45,500
                           ---------      ---------     ---------     ---------
   Net Income (loss)      $ (757,753)     $ 188,171      $(782,188)    $ 68,554
                           =========      =========     ==========    =========
 Per share

 Primary

   Net Income (loss) per
    share                     (0.21)           0.05          (0.21)      $ 0.02
                          ---------       ---------      ---------    ---------
 Shares used in
  computation             3,689,773       3,641,798      3,692,321    3,641,798

 Full diluted

   Net Income (loss) per
    share                     (0.21)           0.05          (0.21)        0.02
                           --------       ---------       --------    ---------
 Shares used in
  computation              3,689,773      3,964,998       3,692,321   3,964,998
                           ---------      ---------       ---------   ---------

The accompanying notes are an integral part of these condensed financial statements

MicroFrame, Inc.
Condensed Statements of Cash Flows
(unaudited)

                                                         Six months ended
                                                           September 30,
                                                        1995            1994
                                                        ----            ----
 Cash flows from operating activities

 Net Income                                         $ (757,753)      $ 188,171

 Adjustments to reconcile net income to
  net cash provided by operating activities
      Depreciation and amortization                    150,006          99,508

 Deferred tax provision                                     --         125,500

 (Increase) decrease in
    Accounts receivable, net                           618,373        (208,573)
    Inventory                                         (504,731)        244,217
    Prepaid expenses and other current assets          (35,017)            935
    Security deposits                                   (5,521)             --

 Increase (decrease) in
    Accounts payable                                    65,014        (286,512)
    Accrued payroll and related liabilities           (116,867)         (3,523)
    Deferred income                                     12,456          42,254
    Other current liabilities                           75,628         (39,422)
                                                     ---------       ---------
      Net cash provided by operating activities       (498,412)        162,555
                                                     ---------       ---------
 Cash flows from investing activities
    Capital expenditures                              (337,056)        (12,949)
    Acquisition of European Business Associates        (39,736)            --
                                                     ---------       ---------
      Net cash used in investing activities           (376,792)       (127,949)
                                                     ---------       ---------
 Cash flows from financing activities
    Short-term borrowings                              400,000              --
    Issuance of common stock                             4,168              --
                                                     ---------       ---------
      Net cash (used) provided by financing
       activities                                      404,168               0
                                                     ---------       ---------
 Net (decrease) increase in cash and cash
  equivalents                                         (471,036)         34,606

 Cash and cash equivalents-beginning of period         490,261         505,317
                                                     ---------       ---------
 Cash and cash equivalents-end of period            $   19,225      $  539,923
                                                    ==========      ==========

The accompanying notes are an integral part of these condensed financial statements

                                MICROFRAME, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

                                  (Unaudited)


Note 1 - Condensed Financial Statements:


The condensed balance sheets as of September 30, 1995 and March 31, 1995, the condensed statements of operations for the six month periods ended September 30, 1995 and 1994 and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of March 31, 1995 and for the year then ended.


Note 2 - Inventory:


Inventory consists of the following:

                                 September 30, 1995              March 31, 1995
      Raw materials                 $  560,884                   $  347,962

      Work in process                  479,696                      286,667
      Finished goods                   241,151                      140,911
                                     ----------                 -----------
              Total                  $1,281,731                 $   775,540


                                  MICROFRAME, INC.

                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995

                                    (Unaudited)


Note 3 - Stockholders  Equity:

During the six months ended September 30, 1995, stockholders equity changed for the following items:


                  Net income/(loss) of  $(757,753)
                  Issuance of common stock of  $82,293


Note 4 - Net Income Per Share:

The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common stock equivalents, comprised solely of stock options. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.


Note 5 - Acquisition of European Business Associates:

On September 15, 1995, MicroFrame Europe N.V., a newly formed wholly-owned subsidiary, acquired all of the issued and outstanding shares of capital stock of European Business Associates BVBA of Brussels, Belgium, a marketing organization which specializes in creating and managing distribution networks and OEM relations for suppliers to the telecommunications industry. MicroFrame Europe N.V. will serve as the Company's European sales and distribution coordinator as well as provide technical support services for the Company's authorized European distributors.

The acquisition was accounted for under the purchase method of accounting. The results of the operations of MicroFrame Europe N.V. are included with the Company's results of operations with effect from the date of acquisition. The Company issued cash and common stock valued at $128,125, assumed liabilities of

                                  MICROFRAME, INC.

                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1995

                                     (Unaudited)


$59,783, and incurred $24,605 in additional costs related to the acquisition. Total consideration as allocated to the assets acquired was as follows:

                  Current assets            $ 90,226
                  Property and equipment      29,497
                  Other assets                 1,650
                  Goodwill                    91,140
                                            --------
                                            $212,153
                                            ========

The portion of the purchase price allocated to goodwill will be amortized over a 10-year period beginning September 15, 1995. The following unaudited pro forma condensed statement of operations information has been prepared to give effect to the acquisition as if such transaction had occurred at the beginning of the periods presented. The information presented is not necessarily indicative of the results of future operations of the total Company.

      6 Months Ended             Sept 30, 1995            Sept 30, 1994
      Net revenues               $  2,654,000             $   3,160,000
      Net income (loss)          $   (787,000)            $     188,000
      Pro forma earnings per share     $ (.21)            $         .05

Item 2.     Management's Discussion and Analysis or Plan of Operation


Results of Operations


      Revenues for the quarter ended September 30, 1995 were $742,598 as compared with revenues of $1,579,921 for the same quarter of the previous fiscal year, or a decrease of approximately 53.0%. Approximately 90.0% of the revenue decrease was attributable to the following three factors. First, the Company's largest customer, MCI, decreased its sales of the Company's products from approximately $410,000 in the same quarter of the previous year to approximately $145,000 in the current quarter. This was a result of MCI's "capital spending freeze" instituted in June 1995, which took place in advance of a significant downsizing which was effected in August 1995. While this "freeze" was removed in September 1995, anticipated orders did not resume until mid-October 1995. Second, the Company's next largest customer, AT&T, found itself in an "overstocked" position regarding the Company's products, due to a temporary change in sales strategy. As a result, AT&T effected purchase orders for approximately $180,000, which was less than one-third of its normal volume, of approximately $600,000 for the same quarter in the previous year. Lastly, the Company's international sales decreased from approximately $125,000 to approximately $75,000 as a result of a slower rate of development of key international accounts than the Company had anticipated.

      The Company's cost of goods decreased from $709,692 during the same quarter of the previous fiscal year to $425,027 for the current fiscal quarter as a result of decreased shipment levels. Cost of goods as a percentage of sales increased from 44.9% for the same quarter of the previous fiscal year to 57.2% for this fiscal quarter, reflecting the overall decrease in shipments of product. Research and development costs increased from $107,990 in the quarter ended September 30, 1994 to $165,385 in the current fiscal quarter, reflecting increased development of a next generation set of products to be introduced in the fourth fiscal quarter. Selling, general and administrative expenses increased significantly from $650,010 for the same quarter of the previous fiscal year as compared with $947,244 for the current fiscal quarter, reflecting the Company's expansion of its sales and marketing function and upgrading its administrative support in anticipation of a sales growth which did not materialize.

      The Company's operating profit before taxes dropped from $114,054 during the same quarter of the previous fiscal year to an operating loss of $796,888 for the current fiscal quarter, as a result of the factors described above.


First Six Months of Fiscal 1996 Versus First Six Months of Fiscal 1995

      Revenues for the six-month period ended September 30, 1995 were $2,606,940, as compared with revenues of $3,080,643 for the comparable period ended September 30, 1994, a decrease of 15.4%. The major factor attributable to this decrease was the significant drop off of products shipped to the Company's two largest customers as compared to the prior comparable fiscal period.

      The Company's cost of goods decreased from $1,320,793 for the period ended September 30, 1994 to $1,165,874 for the period ended September 30, 1995. Cost of goods as a percentage of sales increased from 42.9% for the 1994 period to 44.7% for the comparable 1995 fiscal period as a result of a lower volume of product shipments. Selling, general and administrative expenses increased from $1,248,653 for the 1994 period to $1,905,757 for the comparable 1995 fiscal period, reflecting a significant expansion of the sales, marketing and administrative function, in anticipation of continued rapid growth which was far slower than expected.

      Research and development costs increased from $201,202 for the period ended September 30, 1994 to $294,050 for the period ended September 30, 1995, an increase of 46.1%, reflecting a substantial emphasis on new product development for a next generation set of products to be initially delivered during the fourth fiscal quarter of this year.

      The Company's pretax operating profit dropped from $313,671 for the period ended September 30, 1994 to an operating loss of $757,753 for the period ended September 30, 1995. This decrease was due to the Company's slow sales growth and higher operating costs in anticipation of greater sales growth.

Financial Condition and Capital Resources

      During the second quarter of fiscal year 1996, the Company's financial condition was negatively impacted. The Company's working capital position was reduced from $2,341,895 at March 31, 1995 to $1,351,578 at September 30, 1995.

The primary contributor to this reduction in the Company's working capital position was the Company's net loss of $782,188.

      The Company has signed a credit agreement with CoreStates Bank, NA ("CoresStates") which increases its credit line from $600,000 to $1,000,000 to finance future working capital requirements, secured by accounts receivable.
In addition, the Company also has a $200,000 credit facility from CoreStates to finance purchases of machinery and equipment, convertible into a three-year secured term loan when utilized. The Company has $400,000 outstanding on its credit line and there have been no borrowings against the capital equipment credit facility.

      The Company has taken steps to significantly decrease expenditures through salary reductions, temporary furloughs and a reduction in discretionary expenses. As such, the Company believes that it will have sufficient capital to meet its financial requirements for the remainder of the fiscal year, as a result of these expense reductions and the availability of its credit facilities.

                          PART II.  Other Information


Item 4.     Submission of Matters to a Vote of Security-Holders


      The Annual Meeting of Shareholders of the Company was held on September 18, 1995. At such meeting, the shareholders approved the following matters:


Proposal 1. Election  of  the following individuals as directors of the Company for a term of one year, which constitutes the entire Board of Directors of the Company:

                  Stephen  M.  Deixler,  Lonnie  L.  Sciambi,  David  I. Gould,
                  Michael Radomsky, William H. Whitney, Michehl R. Gent, Stephen P. Roma;

Proposal 2. An  amendment  to  the  Company's  1994 Stock Option Plan which (i)
            provides for the annual award under the plan to non-employee directors of the Company of options to purchase up to 10,000 shares of Common Stock, and (ii) increases by 500,000, from 250,000 to 750,000, the number of shares of Common Stock for which options may be granted under the plan; and

Proposal 3. Ratification  of  the  Board  of  Directors'  selection  of  Price
            Waterhouse LLP as the Company's independent accountants for the fiscal year ending March 31, 1996:


      Set forth below are the votes for, against and abstaining from each of the proposals listed above:

                                                            Abstentions
                     Votes                      Votes       and Broker
  Proposal            For         Withheld       Against    Non-Votes
1. Stephen M. Deixler  2,595,597    1,200             0            0
   Lonnie L. Sciambi   2,595,597    1,200             0            0
   David I. Gould      2,593,597    3,200             0            0
   Michael Radomsky    2,595,597    3,200             0            0
   William H. Whitney  2,593,597    1,200             0            0
   Michehl R. Gent     2,595,597    1,200             0            0
   Stephen P. Roma     2,594,197    2,600             0            0

2. Amendment to 1994   2,253,632        0        36,825        2,820
   Stock Option Plan




3. Price Waterhouse
    LLP                2,590,637        0         5,500          660



Item 5.     Other Information

      On September 18, 1995, at the Board of Directors' meeting following the Annual Meeting of Shareholders, the Company's current officers were re-elected for a one year term commencing as of such date.

      On September 15, 1995, MicroFrame Europe N.V., a Belgium corporation and a newly-formed, wholly-owned subsidiary of the Company, purchased all of the issued and outstanding shares of capital stock of European Business Associates
BVBA, ("EBA"), a Belgium corporation from Marc Kegelaers, its sole shareholder.
EBA is a marketing organization engaged in the business of creating and managing distribution networks and original equipment manufacturer relations for suppliers to the telecommunications industry. MicroFrame Europe N.V. will serve as the Company's European sales and distribution coordinator and will provide technical support services for the Company's authorized European distributors.

      As payment in full for the stock so purchased, MicroFrame Europe N.V.
paid at the closing $50,000 (US) and an aggregate of 25,000 shares of Common
Stock of the Company to Marc Kegelaers.   In addition, Mr. Kegelaers may earn
additional sums of cash as well as stock of the Company based on the generation of certain revenues of MicroFrame Europe N.V.

      In connection with the stock purchase, MicroFrame Europe N.V. entered into a consulting agreement with Mr. Kegelaers, the former President of EBA, pursuant to which Mr. Kegelaers will render consulting services to MicroFrame
Europe N.V. for a period of five years, for an annual consulting fee of $75,000
(US), to be increased on each anniversary date of the date of such agreement by five percent over the annual fee in effect for the immediately preceding year.

      The foregoing description is subject to the actual provisions of the Share Purchase Agreement by and between MicroFrame Europe N.V. and Marc
Kegelaers and the Consulting Agreement by and between MicroFrame Europe N.V.
and Marc Kegelaers, which are filed as Exhibits 10.30 and 10.31, respectively, and are incorporated herein by reference.






Item 6.  Exhibits and Reports on Form 8-K


            (a)   Exhibits

                  10.27 Employment Agreement dated as of July 1, 1995 between the Company and Mark A. Simmons.


                  10.28       Lease Agreement dated as of July 20, 1995 between
                              46.25 Associates, L.P. and the Company for premises at the Middlesex (New Jersey) Business
                              Center.


                  10.29       1994 Stock Option Plan (as amended on July 17,
                              1995).


                  10.30       Share Purchase Agreement (EBA) dated September
                              15, 1995 between Marc Kegelaers and MicroFrame
                              Europe N.V.

                  10.31       Consulting Agreement dated as of  September 15,
                              1995 between Marc Kegelaers and MicroFrame Europe
                              N.V.


                  10.32       Termination Letter dated September 15, 1995 from
                              European Business Associates BVBA to the Company.


            (b)   Reports on Form 8-K


      During the quarter ended September 30, 1995, the Company did not file any reports on Form 8-K.





















                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 14, 1995


                                          MICROFRAME, INC.


                                          /s/Lonnie L. Sciambi

                                          Lonnie L. Sciambi, President and
                                            Chief Executive Officer





                                          /s/ Mark A. Simmons

                                          Mark A. Simmons, Chief Financial
                                          Officer (Principal Financial Officer)

























