Form 10QSB
period 1995-12-31
MICROFRAME INC
filed 1996-02-12
CIK 754813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1995

                                       or

 [ ]      Transition report under Section 13 or 15(d) of the Exchange Act

          For the transmission period from __________ to __________


                         Commission file number 0-13117

                                MICROFRAME, INC.
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           New Jersey                                            22-2413505
           ----------                                            ----------
 (State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

                   21 Meridian Road, Edison, New Jersey 08820
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 494-4440
                       ---------------------------------
                (Issuer's Telephone Number, Including Area Code)


           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
      ---                 ---

There were 3,717,675 shares of Common Stock outstanding at February 7, 1996.


Transitional Small Business Disclosure Format:

Yes                  No    X
      ---                 ---

                                MICROFRAME, INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1995





PART I.              FINANCIAL INFORMATION                                  Page

Item 1.   Condensed Financial Information                                    2

          Condensed Balance Sheets as of December 31, 1995
          and March 31, 1995 (Unaudited)                                     3

          Condensed Statements of Income for the three
          months ended December 31, 1995 and December 31, 1994;
          nine months ended  December 31, 1995 and
          December 31, 1994 (Unaudited)                                      4

          Condensed Statements of Cash Flows for the nine
          months ended December 31, 1995 and December 31, 1994
          (Unaudited)                                                        5

          Notes to Condensed Financial Statements                          6-8

Item 2.   Management's Discussion and Analysis or Plan of Operation       9-11

PART II.             OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                                  12


SIGNATURES                                                                  13

                          PART I. Financial Information


Item 1. CONDENSED FINANCIAL INFORMATION.

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

MicroFrame, Inc.
Condensed Balance Sheets

(unaudited)

                                                                                       December 31,           March 31,
                                                                                            1995                  1995
ASSETS
Current assets
      Cash and cash equivalents                                                       $     30,584          $    490,261
      Accounts receivable, less allowance for doubtful
           accounts of $75,000 and $75,000, respectively                                 1,530,345             1,912,304
      Inventory, net                                                                     1,489,412               775,540
      Deferred tax asset                                                                        --               400,000
      Prepaid expenses and other current assets                                             55,061                24,325
                                                                                      ------------          ------------
                     TOTAL CURRENT ASSETS                                                3,105,402             3,602,430

      Property and equipment at cost, net                                                  435,566               317,585
      Capitalized software, less accumulated amortization
           of $504,829 and $370,879, respectively                                          325,463               211,602
      Security deposits                                                                     44,554                31,412
      Excess of cost over fair value of net assets  acquired,  less  accumulated amortization of $3,138 and $0,
           respectively                                                                     98,472                     0
      Deferred tax asset                                                                   574,000               174,900
                                                                                      ------------          ------------
                     TOTAL ASSETS                                                     $  4,584,357          $  4,337,929
                                                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
           Short-term borrowings                                                      $    702,965          $          0
           Accounts payable                                                                552,044               354,427
           Accrued payroll and related liabilities                                         126,497               240,900
           Deferred income                                                                 232,292               202,478
           Other current liabilities                                                       134,254                62,730
                                                                                      ------------          ------------
                     TOTAL CURRENT LIABILITIES                                           1,748,052               860,535
                                                                                      ------------          ------------

Stockholders' equity
      Common stock - par value $.001 per share;  authorized  50,000,000  shares, issued 3,718,075 shares and outstanding  3,717,675 shares at December
           31, 1995; issued 3,687,198 shares
           and outstanding 3,686,798 shares at March 31, 1995                                3,718                 3,687
      Preferred stock - par value $10 per share;
           authorized 200,000 shares, none issued                                               --                    --
      Additional paid-in capital                                                         4,856,924             4,769,406
      Accumulated deficit                                                               (2,020,338)           (1,291,699)
                                                                                      ------------          ------------
                                                                                         2,840,304             3,481,394

      Less - Treasury stock, 400 shares, at cost                                            (4,000)               (4,000)
                                                                                      ------------          ------------
                     TOTAL STOCKHOLDERS' EQUITY                                          2,836,304             3,477,394
                                                                                      ------------          ------------

      Commitment and contingencies                                                              --                    --
                                                                                      ------------          ------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  4,584,357          $  4,337,929
                                                                                      ============          ============

The accompanying notes are an integral
part of these condensed financial statements

MicroFrame, Inc.
Condensed Statements of Income


                                                                Nine Months Ended                    Three Months Ended
                                                                  December 31,                          December 31,
                                                                  ------------                          ------------
                                                            1995                1994               1995                1994

Net sales                                                $4,334,057          $5,110,962         $1,727,117          $2,030,319
                                                         ----------          ----------         ----------          ----------

Costs and expenses
 Cost of goods                                            1,796,623           2,290,145            631,049             969,352
 Research and development expenses                          440,082             305,411            146,032             104,209
 Selling, general and administrative expenses             2,807,906           2,023,734            902,149             775,081
 Amortization of excess of cost over fair value
      of net assets acquired                                  3,138                   0              2,758                   0
                                                         ----------          ----------         ----------          ----------
                    TOTAL COSTS AND EXPENSES              5,048,049           4,619,290          1,681,988           1,848,642

Interest income                                               3,262               6,798                200               3,122
Interest expense                                            (17,910)               (229)           (16,216)               (229)
                                                         ----------          ----------         ----------          ----------


Income (loss) before income tax provision                  (728,640)            498,241             29,113             184,570
                                                         ==========          ==========         ==========          ==========

Income tax provision                                              0             199,300                  0              73,800
                                                         ----------          ----------         ----------          ----------

                     NET INCOME (LOSS)                   $ (728,640)         $  298,941         $   29,113          $  110,770
                                                         ==========          ==========         ==========          ==========


Per share

Primary
      Net income (loss) per share                        $    (0.20)         $     0.08         $     0.01          $     0.03
                                                         ----------          ----------         ----------          ----------


Shares used in computation                                3,699,178           3,646,242          3,717,885           3,655,131
                                                         ----------          ----------         ----------          ----------


Fully diluted
      Net income (loss) per share                        $    (0.20)         $     0.08         $     0.01          $     0.03
                                                         ----------          ----------         ----------          ----------


Shares used in computation                                3,699,178           3,956,420          3,717,885           3,939,265
                                                         ----------          ----------         ----------          ----------


The accompanying notes are an integral
part of these condensed financial statements

MicroFrame, Inc.
Condensed Statements of Cash Flows


(unaudited)                                                                           Nine months ended
                                                                                        December 31,
                                                                                        ------------
                                                                                 1995                   1994
Cash flows from operating activities
Net income (loss)                                                            $ (728,640)            $  298,941
Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                             243,054               151,440
      Deferred tax provision                                                         --               199,300
      (Increase) decrease in
           Accounts receivable, net                                             388,862              (621,413)
           Inventory                                                           (712,412)              362,372
           Prepaid expenses and other current assets                             16,259               (17,461)
           Security deposits                                                    (11,492)                   --
      Increase (decrease) in
           Accounts payable                                                     167,312               (57,941)
           Accrued payroll and related liabilities                             (118,843)              (16,566)
           Deferred income                                                       29,814                61,718
           Other current liabilities                                             46,486               (18,098)
                                                                           ------------          ------------
           Net cash provided by operating activities                           (679,600)              342,292
                                                                           ------------          ------------

Cash flows from investing activities
      Capital expenditures                                                     (442,220)             (186,193)
      Acquisition of European Business Associates                               (50,206)                   --
                                                                           ------------          ------------
           Net cash used in investing activities                               (492,426)             (186,193)
                                                                           ------------          ------------

Cash flows from financing activities
      Short-term borrowings                                                     702,965                27,433
      Insurance of common stock                                                   9,384                 3,000
                                                                           ------------          ------------
      Repayment of note payable                                                       0                     0
                                                                           ------------          ------------
           Net cash (used) provided by financing activities                     712,349                30,433
                                                                           ------------          ------------

Net (decrease) increase in cash and cash equivalents                           (459,677)              186,532

Cash and cash equivalents - beginning of period                                 490,261               505,317
                                                                           ------------          ------------

Cash and cash equivalents - end of period                                   $    30,584            $  691,849
                                                                           ============          ============



The accompanying notes are an integral
 part of these condensed financial statements

                                MICROFRAME, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (Unaudited)




NOTE 1 - CONDENSED FINANCIAL STATEMENTS:

The condensed balance sheets as of December 31, 1995 and March 31, 1995, the condensed statements of operations for the nine month periods ended December 30, 1995 and 1994 and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of March 31, 1995 and for the year then ended.

NOTE 2 - INVENTORY:

Inventory consists of the following:

                                    December 31, 1995          March 31, 1995
                                    -----------------          --------------

Raw materials                         $   817,997                $   347,962
Work in process                           517,023                    286,667
Finished goods                            154,392                    140,911
                                      -----------                -----------
           Total                      $ 1,489,412                $   775,540
                                      ===========                ===========



NOTE 3 - STOCKHOLDERS' EQUITY:

During the nine months ended December 31, 1995, stockholders' equity changed for the following items:

                               Net income/(loss) of  $(728,640)

                               Issuance of common stock of  $87,549

                                MICROFRAME, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (Unaudited)



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

The acquisition was accounted for under the purchase method of accounting. The results of the operations of MicroFrame Europe N.V. are included with the Company's results of operations from the date of acquisition. The Company issued cash and common stock valued at $128,125, assumed liabilities of $59,783, and incurred $35,075 in additional costs related to the acquisition. Total consideration as allocated to the assets acquired was as follows:


Current assets                                           $     90,226
Property and equipment                                         29,497
Other assets                                                    1,650
Goodwill                                                      101,610
                                                        -------------
                                                         $    222,983

                                MICROFRAME, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (Unaudited)



The portion of the purchase price allocated to goodwill is being amortized over a 10-year period beginning September 15, 1995. The following unaudited pro forma condensed statement of operations information has been prepared to give effect to the acquisition as if such transaction had occurred at the beginning of the periods presented. The information presented is not necessarily indicative of the results of future operations of the total Company.


Nine Months Ended                     Dec. 31, 1995                Dec. 31, 1994
-----------------                     -------------                -------------
Net revenues                        $    4,382,000                $   5,220,000
Net income (loss)                   $     (759,000)               $     299,000

Pro forma earnings per share        $         (.21)               $         .08

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

           Revenues for the quarter ended December 31, 1995 were $1,727,117 as compared with revenues of $2,030,319 for the same quarter of the previous fiscal year, or a decrease of approximately 14.9 %. The major portion of the revenue decrease was attributable to decreased shipments to AT&T of Remote Port Security Devices (RPSDs) for their Definity PBX customers. As a result of an "overstocked" position determined by AT&T in the quarter ended September 30, 1995, a reduction in purchase order activity was effected. Revenues for the current quarter ended from AT&T were approximately 65% lower than the same quarter in the previous year. Exclusive of this component, quarterly revenue improved slightly (approximately 1%) from the quarter ended December 31, 1994. In addition, AT&T's purchase order activity resumed in December for regular monthly quantities of the RPSDs. Two additional significant reductions in the Company's revenue stream which occurred in the quarter ended September 30, 1995 experienced increases in the quarter ended December 31, 1995. First, revenues from the Company's largest customer, MCI, increased approximately threefold for the quarter ended December 31,1995 versus the quarter ended September 30, 1995. Second, the Company's revenues from international customers increased by approximately $300,000 in the quarter ended December 31, 1995 versus the quarter ended September 30,1995. During the quarter ended December 31,1995, the Company received a large purchase order commitment from Concert Management Services, a joint venture between MCI Communications and British Telecommunications, on which initial shipments were made during the quarter.

           The Company's cost of goods sold decreased from $969,352 from the quarter ended December 31, 1994 to $631,049 for the quarter ended December 31, 1995 as a result of decreased shipment levels. However, cost of goods as a percentage of sales decreased from 47.7% for the previous comparable fiscal period to 36.5% for this fiscal period, reflecting improved systems, purchasing procedures and more favorable pricing negotiated with vendors. Research and development expenses, net of capitalized software development, increased from $104,209 in the quarter ended December 31, 1994 to $146,032 in the current fiscal quarter, an increase of 40%. Research and development expenses as a percentage of sales increased from 5.1% to 8.5%, reflecting increased development of a next generation set of products to be introduced in the fourth fiscal quarter. Selling, general and administrative expenses increased from $775,081 for the prior year's comparable fiscal period to $902,149 for the fiscal period ending December 31, 1995. This is a result of the Company's expansion of senior management and its sales and marketing function in anticipation of future growth, which growth did not materialize in the prior comparable fiscal period. The Company's selling, general and administrative expenses decreased by approximately 5% from the quarter ended September 30, 1995 as austerity measures were implemented, including a hiring freeze and temporary furloughs of approximately 15% of the Company's full-time employees.

           The Company's operating profit before interest and taxes decreased from $181,677 during the fiscal quarter ended December 31, 1994 to $45,129 for the fiscal quarter ended December 31, 1995, as a direct result of the factors described above.


FIRST NINE MONTHS OF FISCAL 1996 VERSUS FIRST NINE MONTHS OF FISCAL 1995

           Revenues for the nine-month period ended December 31, 1995 were $4,334,057 as compared with revenues of $5,110,962 for the comparable period of the previous fiscal year, a decrease of approximately 15.2 %. The major portion of the revenue decrease was attributable to decreased shipments to AT&T of Remote Port Security Devices (RPSDs) for their Definity PBX customers as discussed above, as well as a significant revenue shortfall experienced in the quarter ended September 30, 1995.

           While the Company sells a substantial portion of its product to its top two customers, MCI and AT&T, the customer base exclusive of these two customers has increased substantially, both in terms of absolute revenues and percentage of overall revenues. Revenues excluding these top two customers for the nine months ended December 31, 1995 increased by approximately $625,000 (33%) over the nine months ended December 31,1994, while the percentage of overall revenue from all other customers increased from approximately 38% in the nine months ended December 31, 1994 to approximately 58% in the nine months ended December 31, 1995.

           The Company's cost of goods sold decreased from $2,290,145 from the nine months ended December 31, 1994 to $1,796,923 for the quarter ended December 31, 1995 as a result of decreased shipment levels. Despite the lower volume, cost of goods as a percentage of sales decreased from 44.8% for the previous comparable fiscal period to 41.5% for the current fiscal period , due to the favorable factors noted previously. Research and development expenses, net of capitalized software development, increased from $305,411 for the period ended December 31, 1994 to $440,082 in the current fiscal period, an increase of 44%. Research and development expenses as a percentage of sales increased from 6.0% to 10.2%, reflecting an increased commitment to the development of a next generation set of products. Selling, general and administrative expenses increased from $2,023,274 for the prior year's comparable fiscal period to $2,807,906 for the fiscal period ending December 31, 1995. This is a result of the Company's expansion of senior management and its sales and marketing function in anticipation of future growth, which growth did not materialize in the prior comparable fiscal period.

           The Company's operating profit before interest and taxes decreased from $491,672 during the nine months ended December 31, 1994 to an operating loss before interest and taxes of $713,992 for the nine month period ended December 31, 1995. This decrease was due to the Company's slow sales growth and the increase in operating costs which were in anticipation of more rapid growth.

FINANCIAL CONDITION AND CAPITAL RESOURCES

           During the third quarter of fiscal year 1996, the Company's financial condition remained steady with the previous quarter ended September 30, 1995. After a significant drop in working capital from $2,341,895 at March 31, 1995 to $1,351,578 at September 30, 1995, the working capital remained level at $1,357,349 at December 31, 1995. A much tighter focus on working capital management was instituted as the Company stabilized its financial condition after the decline in the quarter ended September 30, 1995.

           The Company has a credit agreement with CoreStates Bank ("CoreStates") for a credit line of $1,000,000 to finance future working capital requirements, collateralized by accounts receivable, inventory, equipment and all other assets of the Company, as well as a $200,000 credit facility to finance purchases of machinery and equipment, convertible into a three-year secured term loan when utilized. As of December 31, 1995, the Company has $582,000 outstanding on its credit line and there is a current term loan of $120,965 outstanding under the credit facility.

           As a result of its stabilized working capital position and its line of credit with CoreStates, the Company believes that it will have sufficient capital to meet its financial requirements for the remainder of the fiscal year.

                           PART II. Other Information



Item 6.              Exhibits and reports on Form 8-K

                     (a)       Exhibits:

                                None.

                     (b)       Reports on Form 8-K:

                                None.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 8, 1996



                                               MICROFRAME, INC.


                                        /s/ Lonnie L. Sciambi
                                        --------------------------------
                                        Lonnie L. Sciambi, President and
                                        Chief Executive Officer



                                        /s/ Mark A. Simmons
                                        --------------------------------
                                        Mark A. Simmons, Chief Financial Officer
                                        (Principal Financial Officer)