Form 10KSB
period 1996-03-31
MICROFRAME INC
filed 1996-06-28
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]        ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
           ACT OF 1934

           For the fiscal year ended March 31, 1996

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                                MICROFRAME, INC.
             -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          New Jersey                                   22-2413505
- -------------------------------              -----------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

  21 Meridian Road, Edison, New Jersey                             08820
  ------------------------------------                           --------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's telephone number, including area code:  (908) 494-4440

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                                $.001 par value
                                                                ---------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  [X]    No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for its most recent fiscal year totaled $6,258,243.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported on NASDAQ as of June 17, 1996 was approximately $6,291,014.

There were 4,819,142 shares of Common Stock outstanding as of June 17, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

General
- -------

           MicroFrame, Inc., a New Jersey corporation (the "Company"), founded in 1982, designs, develops and markets a broad range of network management and remote maintenance and security products for mission critical voice and data communications networks. The Company's products provide for alarm monitoring, proactive administration and reporting capabilities which are to be used as a basis for remote network management and maintenance. In addition, by incorporating a variety of hardware and software options for security and user authentication, these products can deter as well as prevent unauthorized dial-in and/or in-band access to network elements and systems (such as computers, local area networks (LANs) and Private Branch Exchange telephone switches ("PBXs")), while allowing authorized personnel access to perform needed administration and maintenance of host devices and networks from remote locations.

           In May 1993, the Company completed a private placement to accredited investors of an aggregate of 800,000 shares (after giving effect to a reverse stock split as noted below) of common stock, par value $.001 per share, of the Company ("Common Stock") for $1,000,000.

           In September 1993, the Company effected a one-for-five reverse stock split of the issued and outstanding shares of the Common Stock (the "Reverse Stock Split").

           In September 1995, the Company formed a wholly-owned subsidiary, MicroFrame Europe N.V., which in turn acquired all of the issued and outstanding shares of capital stock of European Business Associates BVBA ("EBA") of Brussels, Belgium.

           In April 1996, the Company completed a private placement (the "1996 Private Placement") to accredited investors of an aggregate of 1,101,467 Units for $1,376,933.75, each Unit consisting of one share of Common Stock and one Class A Warrant and one Class B Warrant, each of which is exercisable into one share of Common Stock at an exercise price of $1.50 and $2.00, respectively.


Principal Products and Markets
- ------------------------------

           The Company has established a strong customer base through the development of a family of modular standards oriented hardware and software components designed to interface with a customer's existing dial-up and/or in-band wide area network communications environment. The Company believes that each of these components, when combined with the programmability as provided by the Company's unique software, support and meet the needs of a wide variety of customer network management and security requirements. The software is designed to permit easy modification, thus allowing customized solutions for monitoring and controlling telemaintenance and/or network access. In other words, Secure Remote Tele-Maintenance.

           The Company develops and markets a broad range of security, network management and remote maintenance products for voice and data communications networks. The Company's products are based upon a family of hardware and software components which, combined with a uniquely developed software "engine", provide programmability and easy modification. Customized solutions for network access, monitoring and telemaintenance of mission-critical applications can readily be accommodated.


New Products and Markets
- ------------------------

           In fiscal 1996, the Company continued its evolutionary development of products to address the Network Management and Security marketplace and began to introduce a new family of products referred to collectively as SECURE NETWORK SYSTEMS/2000 ("SNS/2000"). This family of industry standards based products is designed to address the growing demand for remote network management of mission critical integrated voice and data networks. The SNS/2000 product family consists primarily of Sentinel 2000, Admin 2000, Manager 2000, Alert 2000 and SeGaSys 2000.

           These products uniquely integrate security management, remote access, fault management and problem identification/resolution into a powerful suite of network management solutions to monitor, maintain and increase the operational integrity and access to the voice and data network.

           As telecommunications networks continue to expand to support more and more mission-critical applications, the economic impact of downtime and the importance of secure remote access increases exponentially. According to a recent third party study, "network downtime" can cost companies up to $1,000 per minute in lost revenues and employee productivity. In addition, the technical support staff necessary to administer, support and maintain combined voice and data networks containing a large distributed base of legacy devices, remains distributed and inefficient. Faced with budget constraints and a lack of skilled staff resources due to downsizing programs, network and system managers today are searching for new tools to more effectively manage, secure and control their expanding and increasingly more complex networks. The SNS/2000 family of products provides cost effective solutions to these problems. The products are completely modular by design. Each product element provides a unique stand alone feature/function set enabling one to choose only the products needed to enhance the performance of the existing network management system. Or, for maximum advantage, the elements may be integrated into a comprehensive, secured telemaintenance and remote access control solution customized to specific organizational requirements.

           SECURE REMOTE TELEMAINTENANCE. One aspect of the SNS/2000 family of products is designed to specifically reduce network "downtime" due to ineffective detection, reporting, handling and resolution of alarm/fault conditions. It also directly addresses the requirement to manage both

"legacy" and standards-based communications resources across widely dispersed heterogeneous network environments. The SNS/2000 product set is fully Simple Network Management Protocol ("SNMP") compliant. It offers comprehensive stand alone network management and remote access solutions which can be fully integrated into existing SNMP-based management systems. Its SNMP proxy agent capability enables non-SNMP legacy devices, such as the PBX, to communicate with the SNMP network manager for more cohesive centralized control of all communications resources.

           SNS/2000 provides redundant, secured access and alarm monitoring to all network resource maintenance ports via both in-band and out-of-band connectivity to increase system reliability. All network access may be channeled through a secure central gateway where users are authenticated and transparently routed only to authorized destinations. Network resources are continually monitored by local intelligent agents to detect alarms and threshold violations. This monitoring includes ensuring that environmental conditions (e.g. temperature, moisture, battery voltage, etc.) at various points in the network are also within preset thresholds. Critical fault conditions are promptly identified and immediately transmitted to the appropriate management center for analysis, trouble ticket generation and corrective action. This enables organizations to improve network availability through proactive response to potential network problems.

           SECURE REMOTE ACCESS. A second aspect of the SNS/2000 family of products is designed to address a rapidly growing group of telecommuters who are redefining the boundaries of the traditional workplace. They are placing an increasing demand for convenient remote access to network resources. By opening the networks to meet these demands, the networks are left vulnerable to unauthorized entry. Such unauthorized access carries security liabilities and exposure to critical company resources, data and information. In addition, unauthorized users are consuming valuable network bandwidth, thus reducing availability for legitimate users. SNS/2000 offers remote access security solutions for host computers, LANs and wide area networks ("WANs") by providing front-end barriers to unauthorized entry. Access control is managed and monitored via a client/server architecture. Central administration is provided to facilitate ease of administration, monitoring and maintenance. Alerts are issued when user defined events occur. Extensive reporting capabilities are provided which are useful for identifying trends and analyzing network utilization. A wide choice of authentication technologies are supported and, based on operational needs, can easily be incorporated into the Company's remote access security solutions.


           SNS/2000   FEATURE/FUNCTION/BENEFIT  SET.  The  primary  benefits  of
SNS/2000 include:

*           SNMP Agent/Proxy

                      Standards-based    SNMP   Proxy   alarm    reporting   for
                      non-compliant legacy devices. Centralized telemaintenance for both voice and data communications networks.

*          Alarm      Reporting  &  Evaluation  Distributed  Rules  Based  alarm
                      filtering  to  reduce   network   bandwidth   consumption.
                      Multilevel alarm reporting with programmable escalation to insure prompt response. PBX toll fraud detection and reporting to reduce fraud loss potential.

*          Remote Maintenance & Monitoring
                      Programmed  monitoring  of device  fault  tables to enable
                      proactive   maintenance    activity.    Locally   executed
                      auto-recovery  procedures  to reduce  costly  downtime.

*          Security
                      Secured in-band/out-of-band maintenance access to insure network integrity. Secured remote telecommuting access to eliminate unauthorized network access.

*          Graphical User Interface ("GUI") Based System
                      Central GUI based system administration for convenient system management.

*          Controlled Access & Ethernet Capabilities
                      Controlled vendor access for secure out-of-band device servicing. Ethernet and dial access allowing for redundant access/reporting paths for increased network reliability. Distributed intelligent device controllers for reduced bandwidth utilization.

*          Buffering/Database Capabilities
                      Central relational database with ad hoc report generation for convenient activity/utilization analysis. Buffering system for storage/retrieval of data (i.e. CDR Records, Critical Logs, etc.)


           SENTINEL 2000. The flagship member of the Company's new family of SNS/2000 products. In the first quarter of fiscal 1997, the Company introduced the Sentinel 2000. The Sentinel 2000 is a stand-alone, secure multi-port programmable Remote Site Manager. It is complete with integrated application software designed to provide security, monitor and control remote voice and data network devices via their out-of-band dial-up maintenance ports as well as via in-band Ethernet connectivity. The system provides device alarm/fault monitoring and reporting, SNMP management and SNMP proxy functionality, PCMCIA high speed modem(s) plus Ethernet connectivity, environmental monitoring and control, and secured in-band/out-of-band access to device maintenance and control ports. Sentinel 2000 is a comprehensive site management solution that facilitates convenient, reliable, centralized telemaintenance of global voice and data networks.

           An extremely powerful, robust and comprehensive offering, based on the Motorola 68360 Multi controller processor chip, the Sentinel 2000 is easily administered and maintained with the Company's new GUI Administration software, Admin 2000. Sentinel 2000 integrates a wide range of applications which provide for robust Remote Network Management of a wide range of network elements (either directly or via an SNMP proxy function), Access Security, Alarm Management, Environmental Monitoring and Control, PBX Toll Fraud Detection and Remote Device Reboot Facility.

Other Products and Markets
- --------------------------

           The Company's first major product success, the DL-4000(TM), was introduced in 1986 and is designed to protect mainframe computers from unauthorized dial-up access. Since that time, more than 1,000 units have been installed worldwide and the product continues to be a part of the Company's product offering.

           Recognizing that organizations were restructuring data processing away from centralized mainframes and into various network configurations, the Company re-engineered its original fixed-function, "black box" product into a flexible, programmable hardware/software system capable of securing access at a wide variety of "nodes" in the network. The foundation of this re-design was the development of a proprietary software "engine," which maximizes the programmability of the hardware, defining and controlling the functions to be performed by various hardware components.

           Beginning in 1991, the Company determined that an additional related market opportunity was developing with the proliferation of PBXs, voice mail systems and other privately-owned voice communications systems and security devices. The Company believes that theft of long distance telephone services ("toll fraud") through unauthorized access to these devices has resulted in substantial losses and thus the support of PBXs through the development and marketing of data communications security products is a good business to be engaged in due to customer demands for greater system reliability, protection against toll fraud and security against network intrusion.

           A vulnerability of these systems results from the fact that PBXs and other devices used in the voice communications system have what are referred to as remote maintenance and administrative "ports." These ports permit a system administrator or maintenance personnel to "dial in" or gain access to a device electronically, by telephone, and to monitor and, if necessary, change or manipulate the software and hardware embedded in the equipment. This can all be accomplished without having to be physically present at the site where the equipment is located. Without proper security, an unauthorized user can gain access to a system through one of these ports, a potential exposure of PBX customers to toll fraud. With a remote maintenance facility, PBX and other telecommunications product vendors can respond to and provide their customers with cost-effective solutions that address the customers demand for highly responsive service for their products.

           After initiating discussions with major PBX suppliers, the Company developed a group of products, referred to as "Intelligent Port Controllers" ("IPC"), designed to provide security for these dial access remote ports. Among these products are a Remote Port Security Device (RPSD(TM)), which was designed and manufactured exclusively for AT&T, beginning in 1991 and the Secure Sentinel(TM) family of devices, which were introduced by the Company in 1992.

           The RPSD is provided on an original equipment manufacturer ("OEM") basis under AT&T's own label, as a security device for AT&T's Definity PBX. Over 13,100 RPSD units have been shipped to AT&T since 1991 and the Company has begun shipping the product to other customers as well.

           The Secure Sentinel is a family of programmable hardware platforms which combine security management of remote maintenance ports, protection against toll fraud, a comprehensive range of fault and alarm reporting functions and real-time call detail record analysis. Since its introduction, the Company has expanded both the number of models offered and the functionality of each, shipping more than 9,000 units which has accounted for more than $10,500,000 in revenue. During fiscal 1996, sales from the Secure Sentinel product line were responsible for approximately 50% of the Company's overall revenue.

           Beginning in fiscal 1993, the Company began offering a new product, the Secured Database Server (SDS(TM)). Like the DL-4000, this is a programmable system designed to prevent unauthorized dial-in access to a computer or data communications network. The SDS, however, incorporates the technology of the DL-4000 in a personal computer, allowing storage of greater amounts of user data, which permits a customer to both monitor a greater number of users and to store more detailed identification data about each user. The SDS also incorporates redundant processor elements, reducing the possibility of system down-time. This product is thus suitable for protecting significantly larger systems and is currently implemented by MCI to provide secured access for network administration of over 500 of its long distance service switching facilities, as well as for Chemical Bank, Key Corp., Lockheed/Marietta and other major companies worldwide.

           Building on the SDS, in fiscal 1994, the Company introduced the Secured Gateway System (SeGaSys(TM)), designed to provide centrally controlled access to and administration of a large number of remotely located maintenance ports on both voice and data communications devices. It consists of a "communication firewall" or secured gateway which controls and routes all access to remote port destinations, a central database management server which uses the SDS software to administer and control user access and resource authorizations, remote security modems and/or alarm reporting devices which provide fault/alarm management capabilities. SeGaSys effectively manages a number of Secure Sentinel devices located at remote locations which provide the security, alarm monitoring and reporting for those locations.

           The Company believes its products are well positioned to take advantage of what it perceives as current trends in data communications and voice communications networks. In the Company's view, organizations are seeking to increase productivity by providing sophisticated communications networks which connect all of their separate units, whether locally, nationally or internationally. As the price of equipment decreases and power increases, such networks become possible for more and more groups, regardless of size, and it becomes feasible to introduce sophisticated networks into technologically less advanced regions. At the same time more of the organizations' data and other resources are being made available to more users by means of these systems. Since many of these networks utilize dial-in lines, the Company believes that the security and network management issues resulting from this growth will generate demand for the Company's products.

Security
- --------

           The DL-4000 can be used to secure dial-up access to any host computer, LAN or WAN by monitoring and centrally administering up to 4,096 dial-up "ports" or telephone access points located in up to 256 locations. The SDS, as noted above, expands the number of users and other features of the DL-4000 by incorporating the same technology into a personal computer. Using "open system" software, the products allow the system administrator to configure each channel separately with one or more access control technologies as required by the application assigned to the channel or as preferred by the user.

           The IPC family of products - the Secure Sentinel and the RPSD, are designed to secure the maintenance and administration ports on PBX, voice mail and other voice communications equipment. In addition to preventing unauthorized access through these ports, the Secure Sentinel can be customized to provide the following features:

           SECURITY MANAGEMENT: The Secure Sentinel can monitor a host device's internal diagnostic routines and fault tables, determine if a particular alarm condition exists and execute appropriate reporting procedures or take corrective actions.

           PBX TOLL FRAUD/ABUSE CONTROL: PBXs and voice mail systems frequently permit dial-in users access to outbound trunk lines to enable users to take advantage of a Company's WATS lines or similar services. However, abuse of these services can result in substantial charges. The Secure Sentinel can be programmed to monitor and analyze all dial-in call activity to determine if current activity exceeds specified parameters or selected criteria indicative of potential toll fraud or abuse. If the activity exceeds the parameters, the system issues an alarm to the appropriate personnel or initiates protective procedures.

           Both the DL-4000 and the SDS incorporate a comprehensive, high level programming language and program editor developed specifically for these products, which is referred to as the Communication Control Language ("CCL"). This language allows the standard program incorporated in each Channel Control Card monitoring an individual dial-in line to be modified or enhanced easily to meet specific customer requirements. The incorporation of CCL into these products also facilitates the introduction of additional product enhancements.


Network Management
- ------------------

           As noted above, widely distributed data communications networks may incorporate numerous devices with dial-in ports. The Company offers a software module, SeGaSys, with the DL-4000 and the SDS which permits a central device to control access to all ports on the network. All maintenance providers and others authorized to service or administer devices in the system dial a single telephone number for access. Upon successful validation of access for the requested device, the user is automatically routed to the target device by SeGaSys. This eliminates the security risk inherent in providing lists of telephone numbers and access codes for numerous devices and reduces the burden of administering many remotely located security devices. Once authenticated and routed, the transaction (including session activity, if desired), is logged to a central database, available for audit review and analysis.

Remote Maintenance
- ------------------

           The requirement for increased service levels, especially as they relate to mission-critical systems like PBXs has created a market for alarm monitoring systems to emerge. Alarm monitoring systems monitor host device's internal diagnostic routines and fault tables, determine alarm status, and automatically execute appropriate reporting and/or corrective action procedures.

           ALARM MONITORING: With the Secure Sentinel, alarms are transmitted to a single or multiple PCs, personal pagers, etc. and alarm reporting can be escalated to ensure timely response. The Secure Sentinel also allows programmed administration of the host device via the maintenance port connection.

           ENVIRONMENTAL MONITORING AND CONTROL: Since communications equipment is sensitive to changes in the physical environment, the Secure Sentinel can be enhanced to monitor changes in temperature, humidity, moisture, battery voltage, LED indicators and other similar environmental indicators to determine if current trends exceed pre-set limits. If such limits are exceeded, the device can be programmed to issue an appropriate alarm or take corrective action using multiple internal relays to activate necessary environmental controls.

           ALARM REPORTING: This provides for automatic transmission of information regarding network status, alarms, etc. It allows for automatic escalation of alarms when there is no response. Information may be automatically transmitted to computers via modem, or to humans via pager and recorded voice.

           "HELP DESK" ENHANCEMENTS: Most data networks include a "help desk" operator, a resource available to assist other personnel and to resolve network problems encountered by dial-in users. The Company's proprietary HelpNET(TM) software permits the user to page the help desk terminal and automatically effect an interactive link with the help desk operator when the page is acknowledged. Without leaving the control station, the help desk operator can then directly observe and participate in the user's session with the relevant network device and, if necessary, take temporary command of the session to correct the problem, thus providing more cost-effective corrections than would occur if the help desk operator physically had to visit the device in question or had to "talk the user through" the necessary procedures.

Support Services
- ----------------

           In addition to the normal training, installation and repair services provided for all of its products, the Company also provides its customers with consulting, specialized programing and turnkey installations.

Marketing and Distribution
- --------------------------

           The Company believes that the markets for data communications network management security and voice communications network management security may merge in the near future. Therefore, the Company is approaching each of these markets with an integrated marketing strategy. The SNS/2000 family of products, the DL-4000 and the SDS, data communications security products, have been sold and will continue to be sold to data network security customers through in-house telemarketing efforts and selected distributors. In fiscal 1995, the Company commenced expansion of its direct sales force and its network of distributors into major geographic markets in the United States. As this sales and distribution network is established, the telemarketing effort will be redirected to generate sales leads by the Company and to provide support for the field organization. In addition, the Company will look to continue to expand its channels of distribution via major systems and network outsourcers.

           With respect to the voice communications security market, the Company recognized that product sales could be effected more economically if major telecommunications companies could be convinced to promote the products to their own customers. The Company has been successful in establishing contractual relations in the United States with AT&T, MCI, Southwestern Bell Communications, Inc. and NORTEL West (formerly Pactel Meridian Systems, Inc.), a Northern Telecom subsidiary. During fiscal 1995, the Company expanded its distribution into Canada through a non-exclusive distribution agreement with TTS Meridian Systems, Inc. of Willowdale, Ontario, another Northern Telecom subsidiary. The Company expects to continue seeking additional arrangements with the other PBX systems vendors and distributors in North America.

           In connection with the foreign distribution of its products, the Company appointed EBA of Brussels, Belgium in November 1993, as its exclusive sales representative for Europe to provide sales and technical support to the Company's authorized distributors and to directly sell the Company's products to accounts in that region. In September 1995, the Company acquired through MicroFrame Europe NV, its newly formed wholly-owned subsidiary, all of the issued and outstanding shares of capital stock of EBA. In fiscal 1995, the Company signed a five-year agreement with LM Ericsson ("Ericsson") of Stockholm, Sweden, a global telecommunications equipment manufacturer and distributor. Ericsson has qualified for use and will promote the Company's Secure Sentinel products with Ericsson PBX equipment, worldwide, with initial roll-out in Europe, the Pacific Rim and the United States. During fiscal 1995, a three-year distribution agreement was also entered into with Racal Australia PTY, Ltd. ("Racal Australia") of Brookdale, South Wales, Australia, a wholly-owned subsidiary of Racal Electronics, plc of the United Kingdom. Racal Australia, which provides data communications, data security and digital cellular equipment throughout the Pacific Rim, will distribute the Company's product line throughout Australia, New Zealand, Singapore and Hong Kong. Additionally, during fiscal 1995, the Company signed its first distribution agreement in Eastern Europe with Netlink of Prague, in the Czech Republic. With the acquisition of EBA in place and the maturation of the agreements consummated in previous years, the revenues related to the international segment increased from approximately $950,000 (13% of Total Revenues) in fiscal 1995 to approximately $1,300,000 (21% of Total Revenues) in fiscal 1996.

Competition
- -----------

           The market for voice and data network management and security products to control access to computer and telecommunications is highly competitive. There can be no assurance that the proprietary technology which forms the basis for most of the Company's products will continue to enjoy market acceptance or that the Company will be able to compete successfully on an on-going basis.

           The Company believes that the principal factors affecting competition in the network management and security markets are: (1) the products' ability to meet a multiplicity of network management and security requirements; (2) the products' ability to conform to the network topologies and/or computer systems;
(3) the products' ability to avoid technological obsolescence; (4) the willingness and the ability of a vendor to support customization, training, and installation; and (5) the price.

           Although the Company believes that its present products and services are competitive, the Company competes in its general market with a number of large computer, electronics and telecommunications manufacturers which have financial, research and development, marketing, and technical resources substantially greater than those of the Company. The Company also faces competition from a variety of niche market players. In security situations, they include Security Dynamics, Inc., Digital Pathways, Inc. and the Lee Mah Data Systems Corp. In remote maintenance situations, they include TSB International, Inc. and Teltronics, Inc. Such companies may succeed in producing and distributing competitive products more effectively than the Company can produce and distribute its products, and may also develop new products which compete effectively with those of the Company.

Sources and Availability of Materials
- -------------------------------------

           The Company designs its products primarily utilizing readily available parts manufactured by multiple suppliers and the Company currently relies on and intends to continue to rely on these suppliers. The Company has been and expects to continue to be able to obtain all of the parts required to manufacture its products, without any significant interruption or sudden price increase, although there is no assurance of this.

           There are cases where the Company is utilizing a component available from only one supplier. If a supplier were to cease to supply this component, the Company would most likely have to redesign a feature of the affected device. In these cases, the Company maintains a greater supply of the component on hand in order to allow the time necessary to effectuate a redesign or alternative course of action.

Dependence on Particular Customers
- ----------------------------------

           The Company sells a substantial portion of its products to two customers, AT&T and MCI. Sales to AT&T and MCI represented 23.8% and 24.8%, respectively, of the Company's revenue in fiscal 1996. The loss of either of these customers could have a material adverse effect on the Company's business. Fiscal 1996 was the first time in three years where the total percentage of revenues generated to these two customers fell below 50%. This is attributable to three factors: (1) a reduction in absolute revenues of approximately $1.25M (29%) from year to year from these two customers; (2) an increase in North American revenues, exclusive of these two customers of approximately $50K (3%); and (3) an increase in European revenues of approximately $450K (38%).

           The Company's installed customer base is estimated to number over 185 companies in more than 2,100 customer sites worldwide. In the United States, virtually all of the Company's customers are Fortune 1,000 industrial companies and large U.S. financial institutions. Customers in the U.S. represented approximately 79% of the Company's revenue in fiscal 1996.

           Under an agreement with AT&T, the Company has been manufacturing the RPSD for AT&T's resale to its PBX customers. As of the fiscal year ended March 31, 1996, AT&T had purchased and installed more than 13,100 RPSD units.

           In fiscal 1996, MCI and the Company expanded their relationship across multiple operating units within MCI, including the unit responsible for outsourcing and MCI's joint venture with British Telecom, known as Concert.

Intellectual Property, Licenses and Labor Contracts
- ---------------------------------------------------

           The Company holds no patents on any of its technology. Although it does license some of its technology from third parties, it does not consider any of these licenses to be critical to the Company's operations.

           The Company has made a consistent effort to minimize the ability of competitors to duplicate the Company's software technology utilized in its products. However, there remains the possibility of duplication of the Company's products and competing products have already been introduced.

           MicroFrame's name is a registered trademark of the Company filed with the United States Patent and Trademark Office ("PTO"). The Company also has a trademark application pending with the PTO for the Intelligent Port Controller trademark. The Company is awaiting publication from the PTO on the trademarks Secure Sentinel and SeGaSys, provided there is no opposition, these trademarks shall be registered.

           None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

Governmental Approvals Required and Effect of Government Regulation
- -------------------------------------------------------------------

           Due to the sophistication of the technology employed in the Company's devices, export of the Company's products is subject to governmental regulation. As required by law or demanded by customer contract, the Company routinely obtains approval of its products by Underwriters' Laboratories. Additionally, because many of the Company's products interface with telecommunications networks, its products are subject to several key Federal Communications Commission ("FCC") rules and thus FCC approval is necessary as well.

           Part 68 of the FCC  rules  contains  the  majority  of the  technical requirements  with  which  telephone  systems  must  comply to  qualify  for FCC registration  for  interconnection  to the  public  telephone  network.  Part 68 registration represents a determination by the FCC that telecommunication equipment interfacing with the public telephone network complies with certain interference parameters and other technical specifications. FCC Part 68 registration for the Company's products has been granted and the Company intends to apply for FCC Part 68 registration for all of its new and future products.

           Part 15 of the FCC rules requires equipment classified as containing a Class A computing device to meet certain radio and television interference requirements, especially as they relate to operation of such equipment in a residential area. Certain of the Company's products are subject to and comply with Part 15.

           The European Community is developing a similar set of requirements for its members and the Company has begun the process of compliance for Europe.

           Although the Company has not experienced any difficulties obtaining such approvals, failure to obtain approval for new and future products could have a material adverse effect on the Company's business. The Company has obtained licenses to export certain of its products in limited quantities to Sweden, Norway, Switzerland, South Africa, the United Kingdom, France, Italy, Germany, Australia and Singapore.

Research and Development Activities
- -----------------------------------

           During fiscal 1996, the Company continued development of its "next generation" of products built on an entirely new architecture to ultimately replace its IPC products - the Secure Sentinel and RPSD - referred to collectively as SNS/2000. As discussed previously, this family of products is designed to address the growing demand for remote network management and security of mission critical integrated voice and data networks. Research and development expenses, net of capitalized software development, were $713,441 in fiscal 1996 and $488,339 in fiscal 1995.

Costs of Compliance with Environmental Laws
- -------------------------------------------

           The Company's business is not subject to regulations involving discharge of materials into the environment.

Employees
- ---------

           As of June 17, 1996, the Company has 37 employees of which 36 are full-time employees, and of which 11 are technical personnel, 9 are in sales, marketing and support, 9 are in production and 8 are in executive, financial and administrative capacities.

ITEM 2.    DESCRIPTION OF PROPERTY.

           The Company currently leases 8,900 square feet of space at 21 Meridian Road, Edison, New Jersey for its administrative, sales and marketing, and research and development functions. The Lease provides for a monthly rental of $5,412.50 and shall expire on June 30, 1999. The Company has amended the Lease to rent an additional 2,000 square feet of office space and an additional 2,600 square feet of warehouse space (currently occupied by a third party) commencing January 1, 1997, and terminating June 30, 1999. From the commencement date until June 30, 1997 the total monthly rental shall be $7,916.66 and from July 1, 1997 until June 30, 1999, the total monthly rental shall be $8,125.00.

           In addition, the Company currently leases 5,112 square feet of space at 300E Corporate Court, South Plainfield, New Jersey for its finance, manufacturing, and warehousing functions. This lease provides for a monthly rental of $3,408.00 and shall expire on June 30, 1999.

ITEM 3.    LEGAL PROCEEDINGS.

           In March 1996 the Company received a Notice of Determination from the New York State Department of Taxation and Finance in which a sales tax assessment was made in the sum of approximately $227,391.90, which includes interest and penalties. The Company believes that New York's position is without merit and is vigorously defending its position that no tax is owed. A conciliation conference will take place before the Bureau of Conciliation and Mediation Services of the New York State Department of Taxation and Finance. In the opinion of management of the Company amounts accrued for assessments in connection with sales tax are adequate and the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
- ------------------

           The Company's Common Stock commenced trading on August 17, 1995 on the NASDAQ SmallCap Market under the symbol "MCFR". Prior to that date, the Common Stock was not traded on any registered national securities exchange, although several registered broker-dealers made a market in the Common Stock. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market as reported by the National Quotation Bureau through August 16, 1995 and by NASDAQ from August 17,1995 through March 31, 1996. The quotations set forth below do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                                HIGH           LOW
             Fiscal 1995
                     June 30                    $3.13        $1.50
                     September 30                2.50         1.00
                     December 31                 2.00         1.00
                     March 31                    3.00         1.25

             Fiscal 1996
                     June 30                    $2.88        $2.00
                     September 30                3.13         2.56
                     December 31                 2.63         1.41
                     March 31                    1.88         1.56


Holders
- -------

           As of June 17, 1996 there were approximately 388 record holders of the Company's Common Stock (including brokers holding in street name).

Dividends
- ---------

           The Company has not paid any cash dividends on its Common Stock during the two fiscal years ended March 31, 1996 and March 31, 1995. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

           Under the terms of the Company's credit agreement with CoreStates Bank, N.A. (formerly New Jersey National Bank) ("CoreStates Bank"), the Company may not, without the prior written consent of CoreStates Bank, declare or pay any dividends in cash or otherwise on any shares of stock of the Company.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS.

Plan of Operation
- -----------------

           During the next 12 months, the Company will continue its effort to expand its existing customer relationships and marketplace penetration, while tightly controlling operating costs. The Company will place substantial emphasis on introducing and distributing its new family of products, international business expansion and reducing its reliance on its two major customer organizations.

           During fiscal 1996, the Company continued development of a new generation of products based on more advanced technology. The products were formally introduced at an industry trade show to enthusiastic customer reception in January, 1996. The new network management product family, known as SNS/2000, uniquely integrates network management, security management, fault management as well as problem resolution into a powerful suite of network management solutions. This technology will allow for increased operational integrity and access to voice and data networks. The Company began shipment of the prototype of the flagship member of this next generation product family, the Sentinel 2000, in May, 1996 and volume production shipments began in late June, 1996. Additional product family offerings are expected to become available throughout the remainder of fiscal 1997.

           The Company believes this next generation of products will create the foundation and growth to meet the Company's goals and objectives in the coming years. These new products will allow the Company to capitalize on its strength of an established worldwide customer base which includes major U.S. and International telecommunications providers, PBX vendors, financial institutions, Fortune 500 companies and numerous governmental agencies. The Company has more than 2,100 installations across North America, South America, Europe and the Pacific Rim. With the September 1995 acquisition of EBA, an even greater focus is being placed on expanding the international customer base. Based in Brussels, Belgium, EBA had acted as the Company's exclusive sales representative in the European market since November, 1993, providing both sales support and technical support to the Company's authorized distributors, as well as selling directly to accounts in the region. During the latter part of fiscal 1996, the Company's international revenue stream increased as it capitalized on relationships with new global PBX suppliers including LM Ericsson of Stockholm, Sweden and Alcatel Bell of Antwerp, Belgium. Additionally, it expanded its distribution agreements in Canada, Eastern and Western Europe and the Pacific Rim.

           A major concern of the Company continues to be the reliance on two major customers, MCI and AT&T, for a significant portion of its current revenue stream. This vulnerability was exposed in fiscal 1996 as discussed below. Its relationship with MCI extends to multiple operating units within the organization, each with divergent business needs and different market characteristics. The Company ships multiple products to MCI for security and alarm management of various internal switch installations, including shipments to Concert Global Networks, MCI's joint venture with British Telecom, as well as to various outsource relations which MCI manages. In its relationship with AT&T, the Company has been manufacturing RPSDs for AT&T's resale to its PBX customers. The RPSD is a secured access product, provided under AT&T's own label, custom designed to operate with AT&T's PBX, Key Systems and Voice Processing products, primarily the Definity product line. As of the fiscal year ended March 31, 1996, AT&T had purchased and installed more than 13,100 RPSDs since 1991. In October, 1995, the Company signed a two-year renewal of an OEM agreement, through which AT&T purchases RPSDs. Under the terms of the renewal, the expected value of the contract to the Company over the full two-year period is $3.5M. The Company expects to continue the growth and development of its domestic customer base outside of these two primary customers in fiscal 1997. Increased revenues from fiscal 1995 to fiscal 1996 were experienced at several key customers, including Southwestern Bell and Nortel. New sources of revenues in fiscal 1996 included Ameritech, which has had significant order input with the Company in early fiscal 1997.

           The Company's employee base dropped from 45 full-time employees in fiscal 1995 to 42 full-time employees during fiscal 1996. It is anticipated that the Company will operate at this employee level throughout fiscal 1997. In the longer term, when a return to profitability is established, the Company expects to add additional employees. These additional resources would be devoted primarily to the marketing and development of a more extensive system integration capability which would enable the Company to gain an increasing share of the market. Due to the significant growth which the Company experienced in fiscal 1995, an additional facility in South Plainfield, New Jersey was leased with expiration terms concurrent with its existing lease in Edison, New Jersey. The operations group relocated to this facility in August, 1995. The Company believes that it has space adequate to meet its growth requirements for the foreseeable future.

           The Company believes that as data and voice networks continue to grow, the recognition of network vulnerability and consequential impact will continue to increase and the Company's products will be in greater demand. Despite the unsatisfactory performance in fiscal 1996, the Company believes many significant events, including the increased emphasis on new product development, increased worldwide customer base and the acquisition of EBA, position the Company for future growth. Management's primary mission in fiscal 1997 is to return the Company to profitability.

RESULTS OF OPERATIONS

Fiscal Year 1996 Compared to Fiscal Year 1995
- ---------------------------------------------

           The results for fiscal 1996 fell well below the Company's expectations. An operational loss of approximately $800,000 was supplemented by fourth quarter adjustments of approximately $1,200,000. The $800,000 loss was directly related to the quarter ended September 30, 1995 when revenues were negatively impacted by two simultaneous events at its two major customers: a "capital spending freeze" at MCI communications and an "overstocked" position regarding the Company's products due to a change in sales strategy at AT&T. The Company's performance in the other three fiscal quarters was approximately at a break-even level in terms of operating results. However, in the quarter ended March 31, 1996, the Company recorded the following adjustments: (1) a $575,000 valuation reserve against the deferred tax asset on the books at March 31, 1995; (2) a $150,000 provision for inventory obsolescence as the Company is phasing out existing product lines in preparation for the introduction of the SNS/2000 family of products; (3) a $100,000 write-off of certain capitalized software costs; (4) a $100,000 provision related to a sales tax assessment by the State of New York which the Company is contesting; (5) a $120,000 provision related to the separation of an officer; and (6) a $100,000 provision relating to the Company's vacation accrual.
In addition, several minor adjustments totalling $50,000 were made.

           The major adjustment relates to the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes." This Statement, issued in February 1992, was adopted by the Company effective April 1, 1993. This Statement provided the Company the opportunity to increase net income by $950,000 in the year ended March 31, 1994 by accruing the anticipated future benefits of applying the Company's available net operating loss carry forwards against anticipated future taxable income on which tax would otherwise be payable. The Statement also requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." As the Company's annual operating income (income or loss before income taxes, extraordinary items and cumulative effect on prior years) had increased from a loss of $163,825 in fiscal 1991 to profits of $19,998 in fiscal 1992, $245,715 in fiscal 1993, $390,902 in fiscal 1994 and $582,897 in fiscal 1995, the Company considered a valuation allowance to be unnecessary. At March 31, 1995, the deferred tax asset carried on the books had been reduced from the initial $950,000 to $574,900. However, due to the operating loss of $1,288,409 for the year ended March 31, 1996, the realization of this deferred tax asset is more uncertain. As a result, the Company provided a full valuation allowance of $574,900 against the deferred tax asset remaining at March 31, 1995.

           The Company is involved in proceedings with the State of New York with respect to sales tax matters. As a result, the Company accrued $100,000 in non-operational expense at March 31, 1996. The Company is contesting the stated violations and believes the amounts accrued for assessments in connection with sales tax are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flow.

           The Company's revenues for fiscal 1996 were $6,258,243 versus revenues of $7,126,391 for fiscal 1995, a decrease of 12.2%. The decrease in revenues is attributable to decreased sales of the Company's products to both MCI and AT&T. The decrease of approximately $1.3M (from $4.3M to $3.0M) represented a 29% reduction from the previous fiscal year. The majority of the shortfall occurred in the quarter ending September 30, 1995, with the remainder of the year stabilized at expected levels. In fact, sales to all other customers increased to approximately $3.3M in fiscal 1996 from approximately $2.8M in fiscal 1995, representing an 18% increase from year to year. Of this total, international sales increased to approximately $1.3M from approximately $950K in fiscal 1995, representing a 38% increase from year to year.

           The Company's cost of sales decreased from $3,015,520 for fiscal year 1995 to $2,789,855 for fiscal year 1996. Cost of sales as a percentage of sales increased from 42.3% for fiscal 1995 to 44.6% for 1996 as a result of the one-time provision for excess and obsolete inventory of approximately $150,000, or 2.4% of revenue, as well as an increase of approximately $130,000, or 2.1% of revenue, in capitalized software amortization. Exclusive of these two items, the Company continued its positive trend begun in fiscal 1995 of reducing direct material and labor costs over the course of fiscal 1996.

           Selling, general and administrative expenses increased from $3,048,224 for 1995 to $4,043,356 for 1996, an increase from 42.8% to 64.6% as a percentage of sales. The major factors contributing to this increase were (1) the expansion of senior management and the domestic sales force late in fiscal 1995 and early in fiscal 1996 in preparation for the anticipated growth which did not materialize; and (2) costs associated with the separation of employees from the Company as part of the austerity measures implemented in the second half of the fiscal year. The Company's acquisition of its European subsidiary did not have a material effect on the Company's financial position or results of operations.

           Research and development costs, net of capitalized software development, rose from $488,339 during fiscal year 1995 to $713,441 in fiscal year 1996. As a percentage of sales, the Company's research and development costs increased from 6.9% in fiscal year 1995 to 11.4% in fiscal year 1996. This increase is directly attributable to the non-capitalized portion of the development of the SNS/2000 family of products.

Fiscal Year 1995 Compared to Fiscal Year 1994
- ---------------------------------------------

           Revenues for the fiscal year 1995 were $7,126,391 versus revenues of $4,744,554 for fiscal year 1994, an increase of 50.2%. A major portion of the increase in revenues was attributed to increased sales of the Company's products to both MCI and AT&T, which totaled approximately $4.3M in fiscal year 1995. This was an increase from the prior year revenues of approximately $2.6M for these two customers. As of March 31, 1995, AT&T had purchased and installed more than 9,300 RPSD units. Additionally, international sales increased to approximately $950K in fiscal 1995 from approximately $400K in fiscal 1994, an increase of over 100%.

           The Company's cost of sales increased from $2,024,120 for fiscal year 1994 to $3,015,520 for fiscal year 1995. Cost of sales as a percentage of sales decreased from 42.7% for 1994 to 42.3% for 1995 as a result of the initial impact of new systems for planning, allowing for more effective purchasing and more "just in time" inventory acquisition. Selling, general and administrative expenses increased from $2,027,162 for 1994 to $3,048,224 for 1995, a slight increase from 42.7% to 42.8% as a percentage of sales. The major factor contributing to this increase was the Company's continued commitment in fiscal 1995 to increase the size and scope of its sales and marketing organization and its customer support capabilities.

           Research and development costs, net of capitalized software development, rose from $296,696 during fiscal year 1994 to $488,339 in fiscal year 1995. As a percentage of sales, the Company's research and development costs increased from 6.3% in fiscal year 1994 to 6.9% in fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

           During fiscal 1996, the Company's financial position was impacted substantially as assets were reduced from $4,337,929 to $3,558,171, and the Company's working capital decreased from $2,341,895 to $837,064, net of any deferred taxes. The primary contributor to this reduction in the Company's working capital position was the Company's loss of $1,993,700.

           The Company enhanced its working capital position subsequent to the fiscal year ended March 31, 1996 in April and May 1996 with the completion of a private placement of 860,000 shares of the Company's Common Stock for net proceeds of approximately $1,050,000. In addition, 241,467 shares of the Company's Common Stock were issued in June 1996 to existing shareholders who had the contractual right to maintain their percentage ownership in the Company. Net proceeds of $301,834 were received.

           In addition, the Company's net revenues for the second half of fiscal 1996 were $3,651,000, representing a $7.3M annualized run rate. The Company expects to improve on this run rate in fiscal 1997 as a result of the expanded customer base and SNS/2000 family of products described earlier.
 At the same time, the Company expects to continue the austerity measures put in place in fiscal 1996, including no significant capital expansion and no increase in headcount from the March 31, 1996 level until a trend of profitability is restored.

           The Company has a credit agreement with CoreStates Bank for a credit line of $1,000,000 to finance future working capital requirements, secured by accounts receivable, inventory, equipment and all other assets of the Company. As of March 31, 1996, there was $500,000 outstanding under this working capital credit line, In addition, the Company has a $150,000 revolving credit facility with CoreStates Bank to finance purchases of machinery and equipment, convertible into a three-year secured term loan. The Company borrowed $124,000 against this facility in November, 1995, at which time this debt was converted into a three-year term loan. As of March 31, 1996, $111,587 remained outstanding on this loan.

           Subsequent to March 31, 1996, the Company was informed by CoreStates Bank that the working capital credit line would not be renewed at the expiration date of July 31, 1996. An agreement with the bank was reached to repay the outstanding balance ($300,000 at June 21, 1996) no later than October 31, 1996 in order to facilitate an orderly transition to a new credit facility.
There will be no impact on the outstanding term loan.

           Based on its current cash and working capital position as a result of the cash infusion from the private placement in the first quarter of fiscal 1997, its anticipation of increased revenue streams, and the continued austerity measures as to operational and capital expenditures, the Company believes that it has sufficient resources to meet its operational needs, including those described above, over the next twelve months.

           In fiscal 1997, the Company will be required to adopt the provisions of two recently issued accounting standards. Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" requires companies to review their long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company believes that, based upon current operations and prospects, the adoption of this Standard will not have a material impact on the Company's financial position or results of operations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. The Standard permits companies to either provide pro forma footnote disclosure, or to adjust operating results, for the amortization of the estimated value of the Equity Instrument over the vesting period of the Equity Instrument. The Company has elected to account for stock options under Accounting Principles Board Opinion No. 15 and will disclose certain pro forma information beginning in fiscal 1997.

ITEM 7.    FINANCIAL STATEMENTS.

           The financial statements required hereby are located on pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

           Previously reported on Forms 8-K dated January 10, 1996 and January 30, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      Name            Age              Position Held with the Company
      ----            ---              ------------------------------

Stephen M. Deixler     60     Chairman of the Board of Directors,
                              Chief Executive Officer, Treasurer

Stephen B. Gray        38     President and Chief Operating Officer

Michael Radomsky       43     Executive Vice President, Secretary, Director

William H. Whitney     41     Chief Technology Officer, Assistant Secretary,
                              Director

Mark A. Simmons        35     Vice President - Operations, Chief Financial
                              Officer

Robert M. Groll        62     Vice President - Marketing

David I. Gould         65     Director

Michehl R. Gent        55     Director

Stephen P. Roma        48     Director


           All directors of the Company hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. No family relationship exists between any director or executive officer and any other director or executive officer of the Company.

           The officers of the Company are elected by the Board of Directors at its first meeting after each annual meeting of the Company's shareholders and hold office until their successors are chosen and qualified, until their death, or until they resign or have been removed from office.


           STEPHEN M. DEIXLER has been Chairman of the Board of Directors since 1985 and has served as Chief Executive Officer of the Company since April 1996, as well as from June 1985 through October 1994. He was President of the Company from May 1982 to June 1985 and served as Treasurer of the Company from its formation in 1982 until September 1993 and currently has served as Treasurer of the Company since October 1994. Mr. Deixler is also currently a director of Farrington Bank. During April 1995, Mr. Deixler sold his interest in Princeton Credit Corporation, a company engaged in the business of buying, selling, and leasing high technology products, to Greyvest Capital Inc., a Toronto Stock Exchange company. Prior to the sale, Mr. Deixler was Chairman of Princeton Credit Corporation. He previously served as President of Atlantic International Brokerage, a leasing company, which is a wholly owned subsidiary of Atlantic Computer Systems, Inc., which was liquidated as a result of the bankruptcy proceedings of its parent company, Atlantic Computer Systems PLC. Prior to holding this position, he was President and sole shareholder of Princeton Computer Associates, Inc. ("PCA"). PCA was a company engaged in the business of buying, selling and leasing of large-scale computer systems as well as functioning in consulting and facilities management and was sold to Atlantic Computer Systems, Inc. in 1988.

           STEPHEN B. GRAY has been President and Chief Operating Officer since April 1996. He also is a director of MicroFrame Europe N.V. He served as Senior Vice President-Sales, Marketing and Support of the Company from December 1994 through March 1996. From July 1993 through December 1994, Mr. Gray was an independent consultant, engaged in assisting both private and publicly-held companies with strategy development, internal operational reviews and shareholder value enhancement programs. From September 1988 through June 1993, he held a series of management positions within Siemens Nixdorf USA, the last as Vice President, (reporting to the Chief Executive Officer and Board of
Directors), and a member of the executive committee overseeing Siemens Information Systems businesses in the United States. Prior to joining Siemens, Mr. Gray previously held a series of rapidly progressive positions within IBM including various technical, sales and marketing management assignments.

           MICHAEL RADOMSKY is an original founder of the Company and has been the Executive Vice President and a director since the Company's formation in 1982 and has served as Secretary of the Company since November 1994. He is currently responsible for all International Operations. Previously, he has been charged with multiple tasks, the most important being the identification of industry directions, and the technical appropriateness of Company designs as well as products acquired, licensed or jointly developed with others. In addition, Mr. Radomsky has been responsible for the design of network topologies for large corporate customers, ensuring compatibility for future products. Mr. Radomsky has also previously been responsible for the Company's technical support, purchasing and manufacturing operations. Prior to 1989, Mr. Radomsky was responsible for the mechanical and electronic engineering of the Company's products.

           WILLIAM H. WHITNEY is an original founder of the Company and has been the Vice President - Software Development (which title has currently been changed to Chief Technology Officer ) and a director since the Company's formation in 1982 and has served as Assistant Secretary of the Company since
November 1994. Along with Mr. Radomsky, he developed all of the Company's initial products, including the DL-4000 and the IPC product line. As Chief Technology Officer, Mr. Whitney has been responsible for development of hardware and software for all of the Company's standard offerings, including all products being sold through OEM and distributor channels.

           MARK A. SIMMONS has been the Company's Vice President - Operations and Chief Financial Officer since January 1995. His responsibilities include finance, administration, purchasing/materials management and production. Mr. Simmons is a finance professional and Certified Public Accountant. From 1987 through 1994, he was with the Communications Division of General Instrument Corporation where he served as Controller from 1992 through 1994 and Manager of Financial Reporting and Accounting Services from 1987 to 1992. From 1985 to 1987, Mr. Simmons was Accounting Manager for UGI Development Company, an oil and gas equipment supplier. Prior to this, he was with KPMG Peat Marwick.

           ROBERT M. GROLL has been Vice President - Marketing of the Company since March 1986. From 1970 until joining the Company in June 1985, as Director of Marketing, Mr. Groll was the President of PTM Associates, Inc. ("PTM"), a firm engaged in management consulting in the areas of technical marketing and computer system design. While with PTM, during 1983 and 1984, Mr. Groll became Vice President of Cable Applications, Inc. a New York corporation, where he was responsible for initiating and managing new product development efforts.

           DAVID I. GOULD, retired as Vice Chairman of the Board of Directors at the end of April 1995, a position which he had served since December 1993. He presently is a director of the Company and has been since April 1985 and he is President of Gould Consulting since May 1, 1995. He served as President and Chief Operating Officer of the Company from June 1985 until December 1993. He was Vice President-Marketing of the Company from April 1985 until June 1985. From 1982 until joining the Company in 1985, he was an officer of The Ultimate Corporation ("Ultimate"), a computer manufacturer listed on the New York Stock Exchange, eventually serving as Senior Vice President of Marketing. During his three years at Ultimate, Mr. Gould managed the growth of that company's revenues from $40 million to more than $100 million.

           MICHEHL R. GENT has been a director of the Company since October 1984 and is the President of the North American Electric Reliability Council ("NERC"), an association of the North American electric utilities responsible for establishing various operating standards and criteria for that industry. Mr. Gent joined NERC in 1980 as Executive Vice President and became President in 1982. From 1973 to 1980 he was the General Manager of the Florida Coordinating Group, a power pool of electric utilities in Florida. He holds a Master of Science in Electrical Engineering from the University of Southern California and is a Registered Professional Engineer. He also belongs to several industry professional groups and is the author of several technical papers.

           STEPHEN P. ROMA has been a director of the Company since August 1991 and since August 1994 is the President and Chief Executive Officer of Family Health and Fitness Center. During April 1995, he sold his interest in Princeton Credit Corporation, a company engaged in the business of buying, selling and leasing high technology products, to Greyvest Capital, Inc., a Toronto Stock Exchange company. Prior to the sale, Mr. Roma was President and Chief Operating Officer of Princeton Credit Corporation. He previously served as Vice President of Sales/Northeast Region of Atlantic Computer Systems, Inc., which was liquidated as a result of the bankruptcy proceedings of its parent company, Atlantic Computer Systems, PLC. Prior to holding this position, he was a principal and President and Chief Operating Officer of Princeton Computer Group, Inc., which was sold to Atlantic Computer Systems, Inc. in 1988.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The following persons have failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows: Each of Messrs. Stephen M. Deixler, Stephen P. Roma and Michehl R. Gent filed one late report, a Form 5 disclosing the grant of a non-employee stock option pursuant to the Company's 1994 Stock Option Plan, as amended (the "1994 Plan"). Mr. David I. Gould has filed two late reports, a Form 4, disclosing the sale of stock and a Form 5 disclosing the grant of a non-employee stock option pursuant to the Company's 1994 Plan. During the fiscal year ended March 31, 1996, the Company is not aware of other late filings, or failure to file, any other reports required by Section 16(a) of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION.

           The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended March 31, 1996, to those individuals who as of March 31, 1996 served as the Company's Chief Executive Officer during fiscal 1996 and to the Company's four most highly compensated officers other than those who served as the Chief Executive Officer during fiscal 1996 (these five executive officers being hereinafter referred to as the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

            Annual Compensation                                           Long Term Compensation
- --------------------------------------                         -----------------------------------------------
                                                               Awards                                  Payouts
                                                               ------                                  -------

                                                        Other
                                                        Annual      Restricted    Securities                  All Other
Principal                                               Compen-        Stock      Underlying        LTIP       Compen-
Position               Year   Salary($)      Bonus($)  sation($)    Award(s)($)   Options (#)    Payouts($)   sation($)
- --------               ----   ---------      --------  ---------    -----------   -----------    ----------   ---------
Lonnie L. Sciambi      1996   186,700         --           --            --           3,378         --        1,620(3)
President, Chief       1995   129,135(5)    39,375(4)      --            --          26,595         --         --
Executive Officer(1)

Stephen B. Gray        1996   134,675         --           --            --           2,309         --         --
President, Chief       1995    42,000(5)     2,213(2)      --            --          40,000         --         --
Operating Officer

Michael Radomsky       1996   122,800         --           --            --           8,208         --        1,047(3)
Executive Vice-        1995   111,588        2,910(2)      --            --           1,192         --        1,997(3)
President              1994   100,000         --           --            --            --           --        2,770(3)

William H. Whitney     1996   122,800         --           --            --           8,136         --        2,152(3)
Chief Technology       1995   111,588        2,841(2)      --            --           1,209         --        1,997(3)
Officer                1994   100,000         --           --            --            --           --        2,770(3)

Robert M. Groll        1996   107,800         --           --            --           7,837         --        1,892(3)
Vice-President         1995   100,000        2,410(2)      --            --           5,908         --        1,800(3)
Marketing              1994   100,000         --           --            --            --           --        2,770(3)


- -------------------------------

(1) On April 1, 1996, the Company did not renew its employment agreement with Mr. Sciambi in which he served as President and Chief Executive Officer of the Company and entered into a compensation agreement with him as of such date. See "Certain Relationships and Related Transactions."

(2) Represents compensation earned under the Company's Incentive Bonus Plan for the fiscal year ended March 31, 1995 (the "Incentive Plan"). The Incentive Plan covers all Company employees and was effective as of October 1, 1994. The Incentive Plan is based on achievement in three specific areas - Company revenue, Company operating income, and individual/ departmental objectives.

(3)        Represents  contribution  of the Company under the  Company's  401(k)
           Plan.

(4) Represents $4,375 in compensation earned under the Incentive Plan as described in (2) above as well as a stock bonus award of 25,000 shares of the Company's Common Stock granted on October 11, 1994, pursuant to Mr. Sciambi's employment agreement with the Company, which shares had a fair market value of $1.40 per share on the date of grant or $35,000 in the aggregate.

(5) Compensation for Messrs. Sciambi and Gray includes payments they earned as consultants of the Company in the amounts of $45,000 and $42,000, respectively. Messrs. Sciambi and Gray served as consultants to the Company prior to the time they became full-time employees pursuant to their employment agreements with the Company dated October 11, 1994 and March 27, 1995, respectively.

                        OPTION GRANTS IN FISCAL YEAR 1996

           The following table sets forth certain information concerning stock option grants during the year ended March 31, 1996 to the Named Executive Officers (after giving effect to the Reverse Stock Split):


                                        Individual Grants
                        ------------------------------------------------
                                      Percent
                        Number of     of Total
                        Securities    Options         Exercise
                        Underlying    Granted to      or Base
                        Options       Employees in    Price         Expiration
      Name              Granted(#)    Fiscal Year     ($/Sh)        Date
- ------------------      ----------    -----------     ------        ----------

Lonnie L. Sciambi          3,378         4.4%         $2.87             (1)

Stephen B. Gray            2,309         3.0%         $2.87             (1)

Michael Radomsky           2,208         2.9%         $2.87             (1)
                           6,000         7.8%         $2.56        4/16/00

William H. Whitney         2,136         2.8%         $2.87             (1)
                           6,000         7.8%         $2.56        4/16/00

Robert M. Groll            1,837         2.4%         $2.87             (1)
                           6,000         7.8%         $2.56        4/16/00











(1) One-third of options are exercisable on or after April 3, 1995 with an expiration date of March 31, 2000, an additional one-third are exercisable on or after April 1, 1996 with an expiration date of March 31, 2001 and an additional one-third are exercisable on or after April 3, 1997 with an expiration date of March 31, 2002.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                        AND FISCAL YEAR-END OPTION VALUES

           The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended March 31, 1996 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on March 31, 1996 (after giving effect to the Reverse Stock Split).

                                                                                      Value of
                                                                                    Unexercised
                                                  Number of Securities              In-the-Money
                  Shares                         Underlying Unexercised             Options at
                  Acquired on        Value        Options at FY-End(#)               FY-End($)(1)
Name              Exercise (#)    Realized($)   Exercisable/Unexercisable     Exercisable/Unexercisable
- ----              ------------    -----------   -------------------------     -------------------------
Lonnie L.
Sciambi                --              --             26,657/3,316                      $2,700/$0

Stephen B. Gray        --              --             30,770/11,539                      $0/$0

Michael
Radomsky               --              --             7,133/2,267                        $0/$0

William H.
Whitney                --              --             7,115/2,230                        $0/$0

Robert M.
Groll                  --              --             21,915/1,830                      $7,420/$0

- -----------------------

(1) The average price for the Common Stock as reported by NASDAQ on March 31, 1996 was $1.938 per share. Value is calculated on the basis of the difference between the option exercise price and $1.938 multiplied by the number of shares of Common Stock underlying the options.


COMPENSATION OF DIRECTORS

           On October 1, 1995, each of Stephen M. Deixler, Stephen P. Roma, David I. Gould and Michehl R. Gent, the Company's non-employee directors were granted a non-employee director option pursuant to the Company's 1994 Plan to purchase 10,000 shares of Common Stock exercisable as to 2,500 shares upon each three-month anniversary of the date of grant, provided that such individual continues to serve as a non-employee director of the Company on such dates.

           In addition, the Company adopted a policy commencing October 1, 1995, that all non-employee directors traveling more than fifty miles to a meeting of the Board of Directors shall be reimbursed for all reasonable travel expenses.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

           The Company entered into employment agreements with each of Messrs. Robert M. Groll, Michael Radomsky and William H. Whitney, which commenced as of January 1, 1994 and expire on December 31, 1996. Each agreement provides for a salary of not less than $100,000 per year to continue through the term of the agreement unless terminated for cause. Each agreement also provides each executive during the term with reimbursement for reasonable expenses and fringe benefits that generally are available to the Company's executives. Each of the executives have agreed not to disclose any confidential information of the Company during the term of his employment or thereafter and will not compete with the Company for a period of two years following termination of his employment.

           On April 1, 1996, the Board of Directors did not renew the Company's employment agreement with Mr. Lonnie L. Sciambi, the Company's then President and Chief Executive Officer and simultaneously approved a compensation agreement between the Company and Mr. Sciambi to be effective as of such date. See "Certain Relationships and Related Transactions".

           On March 27, 1995, the Company entered into an employment agreement with Mr. Stephen B. Gray, in which he was appointed Senior Vice President - Sales, Marketing and Support for a period of one (1) year with an option to renew for two (2) additional years. The agreement provides for an initial annual salary of $125,000 from the commencement of the agreement until March 31, 1995 ("Initial Salary") with additional annual increases or decreases in the Initial Salary based upon the Company's performance in the prior fiscal year measured against the achievement by the Company of certain performance goals as established by the Board of Directors with respect to certain weighted performance criteria. Pursuant to the employment agreement, Mr. Gray also received 40,000 options to acquire 40,000 shares of Common Stock under the Company's 1994 Plan. In addition, Mr. Gray shall receive in accordance with the agreement, reimbursement for reasonable expenses and fringe benefits that generally are available to the Company's executives. Mr. Gray has agreed not to disclose to anyone confidential information of the Company during the term of his employment or thereafter and will not compete with the Company for a period of two years following termination of his employment. On April 29, 1996, the Board of Directors of the Company elected Mr. Gray as the President and Chief Operating Officer of the Company and an employment agreement reflecting the terms of Mr. Gray's employment in this capacity is currently being negotiated between the Company and Mr. Gray.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth the number of shares of the Company's Common Stock, owned by each person or institution who, as of June 17, 1996, owns of record or is known by the Company to own beneficially, more than 5% of such securities, and by each of the Company's Named Executive Officers and by its Directors, and all of the directors and executive officers as a group, and the percentage of such securities owned by each such person and the group. Unless otherwise indicated, such persons have sole voting and investment power with respect to shares listed as owned by them.


Name and Address                         Shares Owned*         Percent of Class
- ----------------                         -------------         ----------------

Stephen M. Deixler(1)                       738,032                 15.1%
371 Eagle Drive
Jupiter, Florida 33477

David I. Gould(2)                           325,137                  6.7%
10844 White Aspen Way
Boca Raton, Florida  33428

Michael Radomsky(3)                         222,670                  4.6%
8 Zaydee Drive
Edison, New Jersey 08837

William H. Whitney (4)                      116,044                  2.4%
15 Jackson Avenue
Chatham, New Jersey 07928

Robert M. Groll(5)                           67,198                  1.4%
52 Village Lane
Freehold, New Jersey 07728

Michehl R. Gent                              49,159                  1.1%
916 Aspen Drive
Plainboro, New Jersey 08536

Stephen P. Roma(6)                          461,899                  9.5%
91 Durand Drive
Marlboro, New Jersey 07748

Name and Address                         Shares Owned*         Percent of Class
- ----------------                         -------------         ----------------

Lonnie L. Sciambi(7)                         76,510                  1.6%
262 N. Maple Avenue
Basking Ridge, New Jersey 07920

Stephen B. Gray(8)                           31,540                    **
37 Shy Creek Road
Alexandria, New Jersey 08867

Special Situations Fund, III, L.P.(9)       855,863                 14.2%

MGP Advisers Limited Partnership (9)        855,863                 14.2%

AWM Investment Company, Inc. (9)          1,164,133                 22.4%

Austin W. Marxe (9)                       1,164,133                 22.4%

Jay Associates LLC (10)                     480,000                  9.3%
1118 Avenue J
Brooklyn, New York  11230

Alpha Investments LLC (11)                  336,000                  6.7%
5611 North 16th Street #300
Phoenix, Arizona  85016

Ora Gichtin (12)                            300,000                  6.0%
6316 Greenspring Avenue #304
Baltimore, Maryland  21209

Jules Nordlicht (12)                        300,000                  6.0%
225 West Beach Avenue
Long Beach, New York  11561

Directors and executive
  officers as a group (9 Persons)         2,042,731                 40.1%


- ---------------
* All shares and per share amounts have been adjusted to take into account the Company's Reverse Stock Split.

**         Less than 1% of the outstanding shares of Common Stock.

           (1) Does not include 214,436 shares of Common Stock owned by Mr. Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 90,000 shares of Common Stock of which Mr. Deixler is the beneficial owner, and which have been issued to and are registered in the name of Olen and Company custodian f/b/o Stephen M. Deixler. Also includes 5,000 shares of Common Stock which may be acquired pursuant to currently exercisable non-employee director options under the 1994 Plan. Also includes 53,330 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement.

           (2) Includes 50,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted outside the Company's 1984 Stock Option Plan and the 1994 Plan. Also includes 5,000 shares of Common Stock which may be acquired pursuant to currently exercisable non-employee director options under the 1994 Plan.

           (3) Includes 8,266 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

           (4) Includes 8,230 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

           (5) Includes 10,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1984 Plan. Also includes 13,030 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the 1994 Plan.

           (6) Includes 47,877 shares of Common Stock held by Donaldson, Lufkin & Jenrette Securities Corporation custodian f/b/o Stephen P. Roma, IRA. Includes 8,400 shares of Common Stock held by Mr. Roma and his wife as joint tenants. Also includes 5,000 shares of Common Stock which may be acquired pursuant to currently exercisable non-employee director options under the 1994 Plan. Also includes 53,330 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement. Does not include 1,200 shares of Common Stock held by Mr. Roma as custodian for his son or 29,108 shares owned by Mr. Roma's wife, some of which are held in Mrs. Roma's individual retirement account, as to which shares Mr. Roma disclaims beneficial ownership.

           (7) Includes 51,510 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the 1994 Plan.

           (8) Includes 31,540 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the 1994 Plan.

           (9) Special Situations Fund III, L.P., a Delaware limited partnership (the "Fund"), MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP"), AWM Investment Company, Inc., a Delaware corporation ("AWM"), and Austin W. Marxe have filed a Schedule 13G, the latest amendment of which is dated January 5, 1996. All presented information is based on the information contained in the
                      Schedule 13G and subsequent information known to the Company. The address of each of the reporting persons is 153 East 53rd Street, New York, New York 10022. The Fund has sole voting and dispositive power with respect to 855,863 shares; MGP has sole dispositive power with respect to 855,863 shares; AWM has sole voting power with respect to 308,270 shares and sole dispositive power with respect to 1,164,133 shares; and Mr. Marxe has sole voting power with respect to 308,270 shares, shared voting power with respect to 855,863 shares and sole dispositive power with respect to 1,164,133 shares. MGP is a general partner of and investment advisor to the Fund. AWM, which is primarily owned by Mr. Marxe, is the sole general partner of MGP. Mr. Marxe, the principal limited partner of MGP and the President of AWM, is principally responsible for the selection, acquisition and disposition of the portfolio securities by AWM on behalf of MGP, the Fund and another fund that beneficially owns shares included in the shares beneficially owned by AWM and Mr. Marxe. Also includes 267,242 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement held by the Fund and MGP and 364,422 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement held by AWM and Mr. Marxe.

           (10)       Includes   320,000   shares   issuable  upon  exercise  of
                      currently exercisable Class A and Class B Warrants of the 1996 Private Placement.

           (11)       Includes   224,000   shares   issuable  upon  exercise  of
                      currently exercisable Class A and Class B Warrants of the 1996 Private Placement.

           (12)       Includes   200,000   shares   issuable  upon  exercise  of
                      currently exercisable Class A and Class B Warrants of the 1996 Private Placement.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Mr. David I. Gould, formerly an executive officer and a current director of the Company entered into a consulting agreement with the Company which become effective on May 1, 1995 upon the expiration date of his employment agreement on April 30, 1995. The consulting agreement provides for a four-year term, with an automatic one year renewal, and compensation at the rate of $1,000 per day for services provided. The consulting agreement further provides that Mr. Gould will not receive less than $40,000 nor more than $220,000 per year, and that the rendering of any services above $40,000 must be with the prior approval of the Company.

           On April 1, 1996, the Company entered into a six-month compensation agreement with Mr. Lonnie L. Sciambi, a former executive officer and director of the Company after not renewing its existing employment agreement with Mr. Sciambi. The compensation agreement provides for compensation in the aggregate sum of $100,000, as well as certain benefits during the term. In addition, Mr. Sciambi was granted a stock option under the Company's 1994 Plan to purchase 23,196 shares of Common Stock.

           In April 1996, the Company completed the 1996 Private Placement to accredited investors of an aggregate of 1,101,467 Units for gross proceeds of $1,376,933.75, each Unit consisting of one share of Common Stock and one Class A Warrant and one Class B Warrant, each of which are exercisable into one share of Common Stock. Stephen M. Deixler, an executive officer and a director of the Company and Stephen P. Roma, a director of the Company, who each held preemptive rights to purchase Units in this offering, each purchased 26,665 Units at a price of $1.25 per Unit for aggregate consideration of $33, 331.25. Additionally, in connection with the 1996 Private Placement, Special Situations Fund III, L.P., also the holder of preemptive rights purchased 133,621 Units at $1.25 for aggregate consideration of $167,026.25.

           In September 1995, the Company formed a wholly-owned subsidiary, MicroFrame Europe N.V., which, in turn, acquired all of the issued and outstanding shares of capital stock of European Business Associates BVBA ("EBA") of Brussels, Belgium from Marc Kegelaers, its sole shareholder. In connection with such acquisition, MicroFrame Europe N.V. entered into a consulting agreement with Mr. Kegelaers for a term of five years. The consulting agreement provides for a consulting fee in the aggregate sum of U.S.$75,000, as well as the reimbursement of certain expenses during the term.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)  Exhibits and Index of Exhibits


Exhibit
  No.            Description                             Exhibit Reference
  ---            -----------                             -----------------

3.1       Certificate of Incorporation of the          Incorporated by reference to Exhibit 3.2 of
          Company                                      the Form 10-K for the fiscal year ended
                                                       March 31, 1992 (the "1992 10-K")

3.2       By-Laws of the Company                       Incorporated by reference to Exhibit 3.2 of
                                                       Amendment No. 1 to the Company's
                                                       Registration Statement on Form SB-2 (No.
                                                       33-66688) dated October 26, 1993
                                                       ("Amendment No. 1 to the Registration
                                                       Statement")

3.3       Amendment No. 2 of the Company's             Filed herewith
          By-Laws

3.4       Amendment to Certificate of                  Incorporated by reference to Exhibit 3.3 of
          Incorporation filed September 14, 1992       the Form 10-KSB for the fiscal year ended
                                                       March 31, 1993 (the "1993 10-KSB")

3.5       Amendment to Certificate of                  Incorporated by reference to Exhibit 3.4 of
          Incorporation filed September 20, 1993       Amendment No. 1 to the Registration
                                                       Statement

3.6       Form of Specimen Common Stock                Incorporated by reference to Exhibit 3.5 of
          Certificate                                  Amendment No. 2 to the Company's
                                                       Registration Statement on Form SB-2 (No.
                                                       33-66688) dated December 1, 1993
                                                       ("Amendment No. 2 to the Registration
                                                       Statement")

10.1      1984 Stock Option Plan                       Incorporated by reference to Exhibit 10.4
                                                       of the of the Form 10-K for the fiscal year
                                                       ended March 31, 1985

10.2      Amendment No. 2 to 1984 Stock                Incorporated by reference to Exhibit 10.5
          Option Plan                                  of the Form 10-K for the fiscal year ended
                                                       March 31, 1986 (the "1986 10-K")






Exhibit
  No.            Description                             Exhibit Reference
  ---            -----------                             -----------------

10.3      Lease Agreement                              Incorporated by reference to Exhibit 10.6
                                                       of the Form 10-K for the fiscal year ended
                                                       March 31, 1991 (the "1991 10-K")

10.4      Stock Purchase Agreement dated May           Incorporated by reference to Exhibit 10.4
          10, 1993 pursuant to Private Placement       of the 1993 10-KSB

10.5      Employment Agreement dated as of             Incorporated by reference to Exhibit 10.5
          May 2, 1992 between David I. Gould           of Amendment No. 2 to the Registration
          and the Company                              Statement

10.6      Loan Agreement between the Company           Incorporated by reference to Exhibit 10.6
          and New Jersey National Bank                 of the 199310-KSB

10.7      Letter Agreement dated April 28, 1993        Incorporated by reference to Exhibit 10.7
          between the Company and New Jersey           of Amendment No. 1 to the Registration
          National Bank                                Statement

10.8      Form of Consulting Agreement                 Incorporated by reference to Exhibit 10.8
          between David I. Gould and the               of Amendment No. 1 to the Registration
          Company                                      Statement

10.9      Agreement between American                   Incorporated by reference to Exhibit 10.9
          Telephone and Telegraph Company and          of Amendment No. 2 to the Registration
          the Company dated September 17,              Statement
          1993

10.10     Joint Marketing Agreement between            Incorporated by reference to Exhibit 10.10
          MCI Telecommunications Corporation           of Amendment No. 2 to the Registration
          and the Company dated September 1,           Statement
          1992, together with Amendment No. 1
          dated July 7, 1993

10.11     Employment Agreement dated as of             Incorporated by reference to Exhibit 10.11
          January 1, 1994 between Michael              of Form 10-KSB for the fiscal year ended
          Radomsky and the Company                     March 31, 1994 (the "1994 10-KSB")






Exhibit
  No.            Description                             Exhibit Reference
  ---            -----------                             -----------------

10.12     Employment Agreement dated as of             Incorporated by reference to Exhibit 10.12
          January 1, 1994 between William H.           of the 1994 10-KSB
          Whitney and the Company

10.13     Employment Agreement dated as of             Incorporated by reference to Exhibit 10.13
          January 1, 1994 between Robert M.            of the 1994 10-KSB
          Groll and the Company

10.14     Employment Agreement dated as of             Incorporated by reference to Exhibit 10.15
          January 1, 1994 between P. David             of Amendment No. 2 to the Registration
          Bocksch and the Company                      Statement

10.15     Amendments to Lease                          Incorporated by reference to Exhibit 10.15
                                                       of the 1994 10-KSB

10.16     Amendment to Loan and Security               Incorporated by reference to Exhibit 10.16
          Agreement between the Company and            of Form 10-QSB for the quarter ended
          CoreStates Bank, N.A. dated                  September 30, 1994
          September 8, 1994.

10.17     Consulting Agreement between the             Incorporated by reference to Exhibit 10.17
          Company and P. David Bocksch dated           to Form 8-K dated November 30, 1994
          November 14, 1994

10.18     Employment Agreement dated as of             Incorporated by reference to Exhibit 10.18
          October 11, 1994 between the                 to Form 10-QSB for the quarter ended
          Company and Lonnie L. Sciambi                December 31, 1994

10.19     Incentive Bonus Plan of the Company          Incorporated by reference to Exhibit 10.19
          for the fiscal year ended March 31,          to Form 10-QSB for the quarter ended
          1995                                         December 31, 1994

10.20     Letter from Feldman Sablosky &               Incorporated by reference to Exhibit 10.20
          Company to the Securities and                to Form 8-K dated March 13, 1995
          Exchange Commission relating to Item
          4 of Form 8-K

10.21     1994 Stock Option Plan                       Incorporated by reference to Exhibit 10.29
          (as amended on July 17, 1995)                of Form 10-QSB for the quarter ended
                                                       September 30, 1995.






Exhibit
  No.            Description                             Exhibit Reference
  ---            -----------                             -----------------

10.22     Non-Qualified Stock Option Agreement         Incorporated by reference to Exhibit 10.22
          dated December 19, 1994 between the          of the Form 10-KSB for the fiscal year
          Company and Cameron Towey Neilson,           ended March 31, 1995 (the "1995 10-
          Inc.                                         KSB").

10.23     Purchase Agreement dated December            Incorporated by reference to Exhibit 10.23
          21, 1994 between the Company and             of the 1995 10-KSB
          Ericsson Business Networks AB

10.24     Employment Agreement dated as of             Incorporated by reference to Exhibit 10.24
          March 27, 1995 between the Company           of the 1995 10-KSB.
          and Stephen B. Gray

10.25     Letter dated April 5, 1995 from the          Incorporated by reference to Exhibit 10.25
          Company to P. David Bocksch                  of the 1995 10-KSB
          terminating his Consulting Agreement

10.26     Incentive Bonus Plan of the Company          Incorporated by reference to Exhibit 10.26
          for the fiscal year ending March 31,         of the 1995 10-KSB
          1996

10.27     Employment Agreement dated as of             Incorporated by reference to Exhibit 10.27
          July 1, 1995 between the Company and         of Form 10-QSB for the quarter ended
          Mark A. Simmons                              September 30, 1995

10.28     Lease Agreement dated as of July 20,         Incorporated by reference to Exhibit 10.28
          1995 between 46.25 Associates, L.P.          of Form 10-QSB for the quarter ended
          and the Company for premises at the          September 30, 1995
          Middlesex (New Jersey) Business
          Center

10.29     Share Purchase Agreement (EBA)               Incorporated by reference to Exhibit 10.30
          dated September 15, 1995 between             of Form 10-QSB for the quarter ended
          Marc Kegelaers and MicroFrame                September 30, 1995
          Europe N.V.






Exhibit
  No.            Description                             Exhibit Reference
  ---            -----------                             -----------------

10.30     Consulting Agreement dated as of             Incorporated by reference to Exhibit 10.31
          September 15, 1995 between Marc              of Form 10-QSB for the quarter ended
          Kegelaers and MicroFrame Europe              September 30, 1995
          N.V.

10.31     Termination Letter dated September           Incorporated by reference to Exhibit 10.32
          15, 1995 from European Business              of Form 10-QSB for the quarter ended
          Associates BVBA to the Company               September 30, 1995

10.32     Letter from Price Waterhouse LLP to          Incorporated by reference to Exhibit 10.33
          the Securities and Exchange                  of Form 8-K dated January 30, 1996
          Commission relating to Item 4 of Form
          8-K

10.33     Form of Purchase Agreement dated             Filed herewith
          April 1996 pursuant to the 1996 Private
          Placement

10.34     Consulting Agreement between the             Filed herewith
          Company and Lonnie L. Sciambi dated
          April 1, 1996

10.35     Fiscal 1997 Incentive Plan                   Filed herewith

23 (a)    Consent of Price Waterhouse LLP              Filed herewith

23 (b)    Consent of Coopers and Lybrand LLP           Filed herewith

(b)       Reports on Form 8-K


           During the quarter ended March 31, 1996, the Company filed two reports on Form 8-K dated January 10, 1996 and January 30, 1996 under Item 4.

                         MICROFRAME, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants                                           F-1

Report of Independent Accountants                                          F-1.1

Consolidated Balance Sheets as of March 31, 1996 and
 March 31, 1995                                                              F-2

Consolidated Statements of Operations for the years ended
 March 31, 1996 and 1995                                                    F-3

Consolidated Statements of Cash Flows for the years ended
 March 31, 1996 and 1995                                                    F-4

Consolidated Statements of Stockholders' Equity for the years ended
March 31, 1996 and March 31, 1995                                           F-5

Notes to Consolidated Financial Statements for the years
 ended March 31, 1996 and 1995                                           F-6-18

                            COOPERS & LYBRAND L.L.P.
                                  (LETTERHEAD)

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of MicroFrame, Inc. and Subsidiary:



We have audited the accompanying consolidated balance sheet of MicroFrame, Inc. and Subsidiary (the "Company") as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                  /s/ COOPERS & LYBRAND L.L.P.

New York, New York
June 21, 1996

REPORT OF INDEPENDENT ACCOUNTANTS

May 19, 1995

To the Board of Directors and Stockholders of MicroFrame, Inc.



In our opinion, the accompanying balance sheet and the related statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of MicroFrame, Inc. (the "Company") at March 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/S/   Price Waterhouse LLP

PRICE WATERHOUSE LLP

                                     F-1.1

MICROFRAME, INC. AND SUBSIDIARY

Consolidated Balance Sheets
as of March 31, 1996 and 1995

          ASSETS                                                                  1996           1995
                                                                              -----------    -----------
Current assets
     Cash and cash equivalents                                                $    48,302    $   490,261
     Accounts receivable, less allowance for doubtful
          accounts of $100,000 and $75,000, respectively                        1,540,561      1,912,304
     Inventory                                                                  1,084,870        775,540
     Deferred tax asset                                                              --          400,000
     Prepaid expenses and other current assets                                     77,426         24,325
                                                                              -----------    -----------

                        Total current assets                                    2,751,159      3,602,430

     Property and equipment at cost, net                                          409,866        317,585
     Capitalized software, less accumulated amortization
          of $649,332 and $370,879, respectively                                  266,319        211,602
     Goodwill, less accumulated amortization of $5,766 and $0, respectively        95,844           --
     Security deposits                                                             34,983         31,412
     Deferred tax asset                                                              --          174,900
                                                                              -----------    -----------

                        Total assets                                          $ 3,558,171    $ 4,337,929
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank borrowings                                                          $   538,754    $      --
     Accounts payable                                                             395,619        354,427
     Accrued payroll and related liabilities                                      285,651        240,900
     Deferred income                                                              258,856        202,478
     Other current liabilities                                                    435,215         62,730
                                                                              -----------    -----------
                        Total current liabilities                               1,914,095        860,535
                                                                              -----------    -----------

Commitments and contingencies (Notes 8 and 9)

Long-term debt                                                                     72,833           --

Stockholders' equity
     Common stock - par value $.001 per share;  authorized 50,000,000 shares,  issued 3,718,075  shares and outstanding 3,717,675 shares at March 31, 1996; issued 3,687,198 shares and
          outstanding 3,686,798 shares at March 31, 1995                            3,718          3,687
     Preferred stock - par value $10 per share; authorized
          200,000 shares, none issued                                                --             --
     Additional paid-in capital                                                 4,856,924      4,769,406
     Accumulated deficit                                                       (3,285,399)    (1,291,699)
                                                                              -----------    -----------
                                                                                1,575,243      3,481,394

     Less - Treasury stock, 400 shares, at cost                                    (4,000)        (4,000)
                                                                              -----------    -----------

                        Total stockholders' equity                              1,571,243      3,477,394
                                                                              -----------    -----------

                        Total liabilities and stockholders' equity            $ 3,558,171    $ 4,337,929
                                                                              ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY


Consolidated Statements of Operations
for the years ended March 31, 1996 and 1995

                                                                1996           1995
                                                            -----------    -----------
Net sales                                                   $ 6,258,243    $ 7,126,391

Cost of sales                                                 2,789,855      3,015,520
                                                            -----------    -----------

Gross margin                                                  3,468,388      4,110,871

     Research and development expenses                          713,441        488,339
     Selling, general and administrative expenses             4,043,356      3,048,224
                                                            -----------    -----------

(Loss) income from operations                                (1,288,409)       574,308

Interest income                                                   3,649         10,392
Interest expense                                                (34,917)        (1,803)
Other expense, net                                              (99,123)          --
                                                            -----------    -----------

(Loss) income before income tax provision                    (1,418,800)       582,897

Income tax provision                                            574,900        218,100
                                                            -----------    -----------

Net (loss) income                                           $(1,993,700)   $   364,797
                                                            ===========    ===========

Per share data

     Net (loss) income per share                            $     (0.54)   $      0.10
                                                            -----------    -----------

     Weighted average number of common shares outstanding     3,703,476      3,761,894
                                                            -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY


Consolidated Statements of Cash Flows
for the years ended March 31, 1996 and 1995


                                                                             1996           1995
                                                                         -----------    -----------
Cash flows from operating activities

Net (loss) income                                                        $(1,993,700)   $   364,797

Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                           431,739        212,132
     Provision for bad debts                                                  89,121         35,000
     Provision for inventory obsolescence                                    176,660
     Deferred tax provision                                                  574,900        218,100
     Stock compensation expense                                                 --           35,000
     (Increase) decrease in
          Accounts receivable                                                289,525       (812,063)
          Inventory                                                         (465,863)       258,796
          Prepaid expenses and other current assets                          (24,773)       (17,841)
          Security deposits                                                   (1,921)       (13,782)
     Increase (decrease) in
          Accounts payable                                                    10,887        (96,961)
          Accrued payroll and related liabilities                             40,311        180,091
          Deferred income                                                     56,378         52,484
          Other current liabilities                                          347,447        (72,559)
                                                                         -----------    -----------
          Net cash (used) provided by operating activities                  (469,289)       343,194
                                                                         -----------    -----------

Cash flows from investing activities
     Capital expenditures                                                   (210,304)      (205,897)
     Capitalized software                                                   (333,170)      (141,842)
     Acquisition of European Business Associates, net of cash acquired       (50,208)          --
                                                                         -----------    -----------
          Net cash used in investing activities                             (593,682)      (347,739)
                                                                         -----------    -----------

Cash flows from financing activities
     Proceeds of short-term borrowings                                       500,000           --
     Proceeds of long-term debt                                              124,000           --
     Repayments of debt                                                      (12,413)       (13,511)
     Issuance of common stock                                                  9,425          3,000
                                                                         -----------    -----------
          Net cash provided (used) by financing activities                   621,012        (10,511)
                                                                         -----------    -----------

Net (decrease) in cash and cash equivalents                                 (441,959)       (15,056)

Cash and cash equivalents - beginning of period                              490,261        505,317
                                                                         -----------    -----------

Cash and cash equivalents - end of period                                $    48,302    $   490,261
                                                                         ===========    ===========

Supplemental information
     Cash paid during period for
          Interest                                                       $    34,095    $    13,577
                                                                         -----------    -----------

Noncash investing and financing activities
     In connection with acquisition of European Business Associates      $    78,124    $      --
                                                                         -----------    -----------
     Issuance of common stock to officer                                 $      --      $    35,000
                                                                         -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY


Consolidated Statements of Stockholders' Equity for the years ended March 31, 1996 and 1995


                                                         Additional                                     Total
                                   Common Stock           Paid-in     Accumulated      Treasury     Stockholders'
                               Shares      Par Value      Capital       Deficit         Stock          Equity
                            -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 1994       3,641,798   $     3,642   $ 4,731,451   $(1,656,496)   $    (4,000)   $ 3,074,597
                            -----------   -----------   -----------   -----------    -----------    -----------

Net income                         --            --            --         364,797           --          364,797

Issuance of common stock         45,000            45        37,955          --             --           38,000
                            -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1995       3,686,798         3,687     4,769,406    (1,291,699)        (4,000)     3,477,394
                            -----------   -----------   -----------   -----------    -----------    -----------

Net loss                           --            --            --      (1,993,700)          --       (1,993,700)

Issuance of common stock         30,877            31        87,518          --             --           87,549
                            -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1996       3,717,675   $     3,718   $ 4,856,924   $(3,285,399)   $    (4,000)   $ 1,571,243
                            -----------   -----------   -----------   -----------    -----------    -----------













The accompanying notes are an integral part of these consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 1996 and 1995

1.   ORGANIZATION:

     THE COMPANY

     MicroFrame, Inc. (the "Company"), founded in 1982, designs, develops and markets a broad range of security, network management and remote maintenance products for voice and data communications networks. By incorporating a variety of hardware and software options for user authentication, these products can deter unauthorized dial-in access to both devices and systems (such as computers, local areas networks and Private Branch Exchange telephone switches), while allowing authorized personnel access to perform needed administration and maintenance of host devices and networks from remote locations. The Company's products also provide alarm monitoring and reporting capabilities, a basis for remote network management and maintenance.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of MicroFrame, Inc. and its subsidiary (collectively, the "Company"). All material intercompany accounts and balances have been eliminated.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of hardware and software components designed to interface with network communications environments.

     The markets for the Company's products are characterized by rapidly changing technology and the consequential obsolescence of relatively new products. The Company has recorded certain estimated reserves against inventories related to such technological obsolescence.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statements of operations.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     CAPITALIZED SOFTWARE

     The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product.

     The Company capitalized $333,170 of software development costs for fiscal 1996. These costs are amortized by the greater of the amount computed using
     (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (generally three years). It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term (due to competitive pressures). As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. Amortization expense totaled $278,453 and $146,865 for fiscal 1996 and fiscal 1995, respectively.

     GOODWILL

     Goodwill is being amortized on a straight-line basis over ten years.

     RESEARCH AND DEVELOPMENT COSTS

     The Company charges all costs incurred to establish the technological feasibility of a product or enhancement to research and development expense.

     REVENUE RECOGNITION POLICY

     The Company records revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition" (the "SOP"). In accordance with the SOP, the Company records revenue from product sales upon shipment to the customer if there exists no significant vendor obligations and collectibility is probable. Maintenance contracts are sold separately and maintenance revenue is recognized on a straight-line basis over the period the service is provided. At March 31, 1996 and 1995 the Company has deferred income related to maintenance contracts of $258,856 and $202,478, respectively.

     WARRANTY COSTS

     Warranty costs associated with the sale of hardware and software are accrued at the time of sale. The warranty reserve as of March 31, 1996 and 1995 included in other current liabilities amounts to $25,000 and $19,125, respectively.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     FAIR VALUE

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and related liabilities, deferred income, and other current liabilities approximates fair value because of the relatively short maturity of these instruments. The Company's line of credit has a variable interest rate which adjusts with changes in market interest rates and the book value of such indebtedness is deemed to approximate fair value.

     PER SHARE DATA

     The per share data appearing in the statements of operations for the years ended March 31, 1996 and 1995 has been prepared in accordance with the Accounting Principles Board Opinion No. 15. Such amounts have been computed based on the (loss) income for the period divided by the weighted average number of shares of common stock outstanding during the period plus the dilutive effects of common stock equivalents. For the year ended March 31, 1996, the weighted average number of shares outstanding excludes the number of common shares issuable upon the exercise of outstanding stock options and warrants since the inclusion would be anti-dilutive. For the fiscal year ended March 31, 1995, the weighted average number of shares outstanding includes the dilutive effect of options and warrants of 99,907.

     INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities ("temporary differences") using enacted tax rates in effect for the year in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if future realization is more likely than not.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     IMPACT OF THE FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121") in March 1995. SFAS 121 requires companies to review their long-lived assets and certain identifiable intangibles (collectively, "Long-Lived Assets") for impairment whenever events or changes in circumstances indicate that the carrying value of a Long-Lived Asset may not be recoverable. Impairment is measured using the lower of a Long-Lived Asset's book value or fair value, as defined. The Company will be required to adopt the provisions of SFAS 121 at the beginning of the fiscal year ending March 31, 1997.

     The Company believes that, based upon current operations and prospects, the future adoption of SFAS 121 will not have a material impact on the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in October 1995. The Company will be required to adopt the provisions of SFAS 123 at the beginning of the fiscal year ending March 31, 1997. SFAS 123 requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. SFAS 123 permits companies to either provide pro forma note disclosure, or adjust operating results, for the amortization of the estimated value of the Equity Instrument over the vesting period of the Equity Instrument. The Company has elected to account for stock options under Accounting Principles Board Opinion No. 25 and will disclose certain pro forma information beginning in fiscal 1997.


3.   INVENTORY:

     Inventory at March 31, 1996 and 1995 consists of the following:


                                       1996              1995
                                   ------------      ------------

     Raw materials                 $    676,120       $   347,962
     Work-in-process                    367,820           286,667
     Finished goods                      40,930           140,911
                                   ------------      ------------
                                   $  1,084,870       $   775,540
                                   ============      ============

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

4.   PROPERTY AND EQUIPMENT AT COST, NET:

     At March 31, 1996 and 1995 property and equipment consists of the following:


                                                          1996         1995
                                                      -----------   ----------

  Demonstration and service equipment                 $   727,517   $  503,636
  Furniture and fixtures                                  175,174      162,250
  Leasehold improvements                                   58,936       21,817
                                                      -----------   ----------
                                                          961,627      687,703

    Less: Accumulated depreciation and amortization      (551,761)    (370,118)
                                                      -----------   ----------

           Total                                      $   409,866   $  317,585
                                                      ===========   ==========


     Depreciation and amortization of property and equipment for the years ended March 31, 1996 and 1995 amounted to $147,520 and $65,267, respectively.


5.   BANK BORROWINGS:

     The Company has an available bank line of credit, through July 31, 1996, in the amount of the lesser of $1,000,000, or 80% of the existing qualified accounts receivable under 90 days. The line is collateralized by the accounts receivable, inventory, equipment, and all other assets of the Company. Any advances under the bank line are payable on demand, and bear interest at the bank's prime rate (8.25% at March 31, 1996) plus 1%. At March 31, 1996, $500,000 was outstanding under this line of credit.

     In addition, the Company has available a credit facility, through July 31, 1996, in the amount of $150,000 to support 80% of capital expansion. This facility is collateralized by the same assets noted in the previous paragraph. In November 1995, $124,000 was borrowed against this facility with a term of three years, payable monthly, at an interest rate of 8.55%. At March 31, 1996, $111,587 was outstanding, of which $72,833 is non-current. Future principal repayments under this loan are $38,754, $42,476 and $30,357 for the years ending March 31, 1997, 1998 and 1999, respectively.

     The bank line of credit and capital expansion credit facility contain various covenants which among other things, restrict payment of dividends without prior approval from the bank, require the maintenance of certain amounts of working capital and debt to tangible net worth ratio. At March 31, 1996, the Company was not in compliance with the working capital covenant; subsequently the bank extended the term through October 31, 1996 and waived the covenant violation as it relates to the capital expansion credit facility (see Note 14).

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

6.   INCOME TAXES:

     As of March 31, 1996, the Company has available, unused federal and state net operating loss carryforwards of approximately $2,443,000 and $1,022,000, respectively to offset future taxable income, expiring from 2001 through 2011. In addition, the Company has investment credit and research and development credit carryforwards aggregating approximately $97,000, which may provide future tax benefits, expiring from 1999 through 2002.


                                                    March 31,
                                                  1996     1995
                                                 ------   ------

   Effective tax rate reconciliation:
        Statutory federal tax rate                 (34%)    34%
        State taxes, net of federal benefit         (6%)     6%
        Non-deductible expenditures                --      --
        Effect of valuation allowance               81%    --
        Other                                      --      (2.6%)
                                                 ------   ------
                                                    41%    37.4%
                                                 ------   ------



     The tax effect of temporary differences and net operating loss carryforwards which make up the significant components of the net deferred tax asset and liability for financial reporting purposes at March 31, 1996 and 1995 are approximately as follows:


                                                   1996            1995
                                               -----------      ----------

     Deferred tax assets:

          Accounts receivable                  $    40,000      $   30,000

          Inventory                                130,000          29,486
          Accrued expenses                         121,645           7,600
          Net operating loss carry forward         891,940         529,614
          Research and development credit           97,307          63,000

     Deferred tax liability:
          Equipment                                (22,849)              -
          Capitalized Software                    (106,528)        (84,800)
     Valuation allowance                        (1,151,515)              -
                                               -----------      ----------

                   Net                         $         -      $  574,900
                                               ===========      ==========

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

6.   INCOME TAXES, CONTINUED:

     SFAS 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Due to the uncertain nature of their ultimate realization based upon the current year loss, the Company has established a full valuation allowance against the deferred tax assets of $1,151,515.


7.   STOCKHOLDERS' EQUITY:

     During the year ended March 31, 1995, 20,000 shares of common stock granted under the Company's stock option plans were exercised, for an aggregate consideration of $3,000. In addition, an award of 25,000 shares of common stock was made to an officer of the Company. The aggregate market value of this award was $35,000 and was recorded as a charge to operations.

     During the year ended March 31, 1996, 5,877 shares of common stock granted under the Company's stock option plans were exercised, for an aggregate consideration of $9,425. In addition, 25,000 shares of common stock were issued as part of the consideration for the purchase of European Business Associates BVBA (see Note 12). The aggregate fair market value of this consideration was $78,124 and was recorded as part of the total consideration paid for this acquisition.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

7.   STOCKHOLDERS' EQUITY, CONTINUED:

     STOCK OPTION PLANS

     In August 1984, the Company adopted its 1984 Stock Option Plan (the "Plan") to authorize the granting of both options intended to qualify under the provisions of Section 422A of the Internal Revenue Code, as amended, and nonqualified options. The Plan also permits Stock Appreciation Rights ("SAR's") to be granted with an option. An optionee may be granted a SAR with respect to the number of shares for which he is simultaneously granted an option. A SAR provides the recipient with the right to receive cash or stock having a value equal to the increase in value of the shares subject to the SAR from the date of grant to the date of exercise. SAR's may be exercised in addition to, but only at the same time and to the same extent as, the related options. No SAR's have been granted by the Company.

     The Plan provides that options to purchase a maximum of 220,000 shares (subject to adjustment in certain circumstances) of the Company's common stock. The exercise price of each option is fixed at the time of grant, but must not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of the common stock at the time the option is granted. The Plan expired in August 1994, with options granted covering 209,800 of the available shares. At March 31, 1996, 32,900 options remained to be exercised.

     In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan initially provided for the grant of options to purchase a maximum of 250,000 shares of Common Stock. The 1994 Plan was subsequently amended in July 1995 to increase the number of shares of Common Stock for which options may be granted to a maximum of 750,000 shares. The aggregate fair market value (determined at the time the option is granted) of shares which are exercisable during any calendar year by any one individual may not exceed $100,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% of the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock subject to such option on the date of grant. During the year ended March 31, 1996, the Company granted options to purchase 116,533 shares of its common stock under the 1994 Plan.

     WARRANTS

     During October 1995, in connection with services being performed by a consultant, the Company issued 250,000 warrants to the consultant to purchase shares of the Company's common stock. Warrants to purchase 50,000 shares of common stock at $3.25 per share vested immediately. Warrants to purchase each additional block of 50,000 shares of common stock are exercisable at $3.75, $4.25, $4.75 and $5.25 per share, respectively and shall vest on each three month anniversary of the agreement. The warrants expire five years from the date of grant.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

7.   STOCKHOLDERS' EQUITY, CONTINUED:

     Details of options granted are as follows: Option Price

                                                       Shares     Per Share ($)
                                                      --------    ------------

 Options outstanding at March 31, 1994                 323,200    .15 to 5.00
      Granted                                          293,545    1.72 to 3.00
      Cancelled                                       (242,900)   1.45 to 5.00
      Exercised                                        (20,000)       .15
                                                      --------    ------------

 Options outstanding at March 31, 1995                 353,845    1.25 to 2.75
      GrantedGrantedGrantedGrantedGranted              116,533    1.78 to 3.13
      CancelledCancelledCancelledCancelledCancelled    (28,503)   1.25 to 2.87
      ExercisedExercisedExercisedExercisedExercised     (5,877)   1.25 to 2.14
                                                      --------    ------------

 Options outstanding at March 31, 1996                 435,998    1.25 to 3.13
                                                      --------    ------------

 Options exercisable at March 31,
       1995                                            266,178    1.25 to 2.75
       1996                                            366,171    1.25 to 3.13



8.   COMMITMENTS:

     OPERATING LEASES

     In June 1993, the Company amended its lease for office and manufacturing facilities. Such amendment extends the term of the lease until June 30, 1999. In July 1995, the Company executed an additional building lease for the purpose of expanding its office and manufacturing facilities. The terms of the new lease provide for an expiration date concurrent with that of the existing building lease. The Company also leases office equipment and one automobile under various leases expiring through March, 1999.

     The fixed minimum payments under operating leases for future periods is as follows:



      Year ending March 31,
       1997                                                       $   133,400
       1998                                                           148,100
       1999                                                           143,700
       2000                                                            38,000
       2001                                                              -
       Thereafter                                                        -
                                                                  -------------

                        Total minimum lease payments              $   463,200
                                                                  -------------


     Rent expense, in addition to allocated  occupancy  expenses,  for the years
     ended  March  31,  1996  and  1995   approximated   $119,300  and  $79,800,
     respectively.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995


8.   COMMITMENTS, CONTINUED:

     CONSULTING CONTRACT

     The Company entered into a consulting agreement with an officer to become effective upon the expiration (or mutually agreed upon termination) of his employment agreement on May 2, 1995. The agreement provides that he will not receive less than $40,000 per year nor more than $220,000 per year, the amount of which is dependent on the level of services provided.

     In connection with the acquisition of European Business Associates BVBA of Brussels, Belgium from Marc Kegelaers (see Note 12), the Company entered into a consulting agreement with Mr. Kegelaers for a term of five years. The consulting agreement provides for a consulting fee $75,000, as well as reimbursement of certain expenses.

     Effective April 1, 1996, the Company did not renew the employment agreement of one of its officers and entered into a compensation arrangement. This arrangement was entered into, in part as a result of the Company not achieving certain performance milestones for the year ended March 31, 1996, pursuant to the officer's employment agreement. The agreement provides that he will receive an aggregate sum of $100,000 payable at the rate of $15,000 per month, with payment upon execution of $10,000. In addition, the agreement called for a continuation of Company benefits for the period of the agreement, a monthly car allowance of $750 for the period of the agreement, and options to purchase 23,196 shares of the Company's common stock at an exercise price of $1.94 per share with an expiration date of March 31, 2001. As a result of this agreement, the Company accrued $120,000 in the fiscal year ended March 31, 1996 to cover the costs of this agreement.


9.   CONTINGENT LIABILITIES:

     The Company is involved in proceedings with respect to certain sales tax matters. Total amounts included in other current liabilities and other expense, net, related to these proceedings is $100,000 at March 31, 1996. In the opinion of management of the Company, amounts accrued for assessments in connection with sales tax are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

10.  EMPLOYEE BENEFIT PLANS:

     Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 30% of a participant's contribution up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended March 31, 1996 and 1995 was $29,729 and $24,482, respectively.


11.  SALES:

     Sales by geographic area for the years ended March 31, 1996 and 1995 are as follows:


                                           1996                1995
                                     ---------------      --------------

       United States                 $    4,946,702       $    6,178,259
       Europe                              1,058,960             597,258
       Pacific Rim                            98,156             232,336
       Other                                 154,425             118,538
                                     ---------------      --------------
                                           6,258,243           7,126,391
                                     ===============      ==============


     The Company sells a substantial portion of its products to two customers. Sales to these customers amounted to $3,039,086 (49% of net sales) in 1996 and $4,288,238 in 1995 (60% of net sales), respectively. At March 31, 1996 and 1995, amounts due from these customers included in accounts receivable, were $1,022,725 and $1,010,535, respectively. During fiscal 1996, sales from the Secure Sentinel product line were responsible for approximately 50% of the Company's overall revenue. The loss of either of these two customers would have a material adverse effect on the Company's financial position and results of operations.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

12.  ACQUISITION OF EUROPEAN BUSINESS ASSOCIATES:

     On September 15, 1995, MicroFrame Europe N.V., a newly formed wholly-owned subsidiary, acquired all of the issued and outstanding shares of capital stock of European Business Associates BVBA of Brussels, Belgium ("the Seller"), a marketing organization which specializes in creating and managing distribution networks and OEM relations for suppliers to the telecommunications industry. MicroFrame Europe N.V. will serve as the Company's European sales and distribution coordinator as well as provide technical support services for the Company's authorized European distributors.

     The acquisition was accounted for under the purchase method of accounting. The results of the operations of MicroFrame Europe N.V. are included with the Company's results of operations from the date of acquisition. This acquisition did not have a significant impact on the results of operations. The Company issued cash and common stock valued at $128,125, assumed liabilities of $59,783, and incurred $35,075 in additional costs related to the acquisition. In addition, the Company shall pay the Seller, on each anniversary for a period of five years, a cash and stock earn out as stipulated in the Share Purchase Agreement. At March 31, 1996, the Company has accrued approximately $25,000 for these costs. Total consideration as allocated to the assets acquired was as follows:

                Current assets                       $    90,226
                Property and equipment                    29,497
                Other assets                               1,650
                Goodwill                                 101,610
                                                      ----------
                                                     $   222,983
                                                      ==========



13.  FOURTH QUARTER DATA:

     In the fourth quarter of fiscal 1996, the Company recorded the following adjustments: a $574,900 valuation allowance against the deferred tax asset (see Note 6); a $120,000 provision related to the separation of an officer (see Note 8); a $100,000 provision related to the New York State sales tax assessment (see Note 9), and a $100,000 provision relating to accrued vacation. In addition, the Company determined that certain inventory, due to discontinuance of product lines and capitalized software due to new product development were obsolete. The Company recorded a $150,000 provision for inventory obsolescence and a $100,000 write-off of certain capitalized software development costs.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1996 and 1995

14.  SUBSEQUENT EVENT:

     In April, 1996, the Company sold 860,000 shares of common stock to unrelated investors, at $1.25 per share and received net proceeds of approximately $1,050,000. In conjunction with this sale, warrants to purchase 860,000 shares of common stock with an exercise price of $1.50 and warrants to purchase an additional 860,000 shares of common stock with an exercise price of $2.00 were issued. These warrants expire in April, 2000.

     In addition, the Company sold 241,467 shares of common stock to four current shareholders of record who held the contractual right to maintain their share of ownership. The Company received net proceeds of $301,834. In conjunction with this sale, warrants to purchase 241,467 shares of common stock with an exercise price of $1.50 and warrants to purchase an additional 241,467 shares of common stock with an exercise price of $2.00 were issued. These warrants expire in April, 2000.

     On June 21, 1996, the bank and the Company agreed to the following repayment terms, for the existing line of credit at June 15, 1996 of $400,000: $100,000 by July 31, 1996; $100,000 by August 31, 1996; $100,000
     by September  29, 1996;  and $100,000 by October 31, 1996. On June 17, 1996
     the Company repaid $100,000. In addition, the bank agreed to honor the existing terms of the capital expansion credit facility.

                                   SIGNATURES


           In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Edison and State of New Jersey, on June 27, 1996.


                                             MICROFRAME, INC.


                                         By: /s/ Stephen B. Gray
                                            -----------------------
                                         Stephen B. Gray, President and Chief
                                                    Operating Officer


           In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Signature and Title
                               -------------------



 /s/ Stephen B. Gray
- --------------------------------
Stephen B. Gray, President and Chief
Operating Officer (Principal Executive Officer)           June 27, 1996

 /s/ Mark A. Simmons
- --------------------------------
Mark A. Simmons, Vice President -
Operations, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)                                       June 27, 1996

 /s/ Stephen M. Deixler
- --------------------------------
Stephen M. Deixler, Chairman of the
Board of Directors, Chief Executive Officer, Treasurer    June 27, 1996

 /s/ Michael Radomsky
- --------------------------------
Michael Radomsky, Executive Vice
President, Secretary, Director                            June 27, 1996

 /s/ William H. Whitney
- --------------------------------
William H. Whitney, Chief Technology
Officer, Assistant Secretary, Director                    June 27, 1996

 /s/ Michehl R. Gent
- --------------------------------
Michehl R. Gent, Director                                 June 27, 1996

 /s/ Stephen P. Roma
- --------------------------------
Stephen P. Roma, Director                                 June 27, 1996

 /s/ David I. Gould                                       June 27, 1996
- --------------------------------
David I. Gould, Director