Form 10QSB
period 1996-06-30
MICROFRAME INC
filed 1996-08-14
CIK 754813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[_] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1996

                                       or

[_]        Transition report under Section 13 or 15(d) of the Exchange Act

For the transmission period from __________ to __________


                         Commission file number 0-13117

                                MICROFRAME, INC.
                -------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           New Jersey                                           22-2413505
           ----------                                           ----------
 (State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                              Identification No.)

                   21 Meridian Road, Edison, New Jersey 08820
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 494-4440
                               -------------------
                (Issuer's Telephone Number, Including Area Code)


           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
      ---                  ---

There were 4,819,142 shares of Common Stock outstanding at August 9, 1996.


Transitional Small Business Disclosure Format:

Yes                  No    X
      ---                  ---

                         MICROFRAME, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1996



PART I.    FINANCIAL INFORMATION                                            Page

Item 1.    Condensed Consolidated Financial Information                       2

           Condensed Consolidated Balance Sheets as of June 30, 1996
                     and March 31, 1996 (Unaudited)                           3

           Condensed Consolidated  Statements  of  Operations  for the
                     three  months  ended  June 30,  1996 and June 30,
                     1995 (Unaudited)                                         4

           Condensed Consolidated  Statements  of Cash  Flows  for the
                     three  months  ended  June 30,  1996 and June 30,
                     1995 (Unaudited)                                         5

           Notes to Condensed Consolidated Financial Statements (Unaudited) 6-8

Item 2.    Management's Discussion and Analysis or Plan of Operation       9-10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 11

Item 5.    Other Information                                                 11

Item 6.    Exhibits and reports on Form 8-K                                  11

SIGNATURES                                                                   12

                          PART I. FINANCIAL INFORMATION


ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION.

           The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-KSB.

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
================================================================================
(unaudited)

                                                               JUNE 30,       MARCH 31,
                                ASSETS                          1996             1996
Current assets
    Cash and cash equivalents                               $ 1,263,078    $    48,302

Accounts receivable, less allowance for doubtful
      accounts of $100,000                                    1,172,702      1,540,561
    Inventory                                                 1,336,356      1,084,870
    Prepaid expenses and other current assets                    48,825         77,426
                                                            -----------    -----------
         Total current assets                                 3,820,961      2,751,159

    Property and equipment at cost, net                         394,570        409,866
    Capitalized software, less accumulated amortization
      of $684,173 and $649,332, respectively                    316,398        266,319
    Goodwill, less accumulated amortization of
      $7,980 and $5,766 respectively                             93,173         95,844
    Security deposits                                            34,916         34,983
                                                            -----------    -----------

         Total assets                                       $ 4,660,018    $ 3,558,171
                                                            ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank borrowings                                         $   339,618    $   538,754
    Accounts payable                                            512,929        395,619
    Accrued payroll and related liabilities                     183,511        285,651
    Deferred income                                             245,327        258,856
    Other current liabilities                                   354,220        435,215
                                                            -----------    -----------
         Total current liabilities                            1,635,605      1,914,095
                                                            -----------    -----------

Committments and contingencies                                     --             --

Long-term debt                                                   62,566         72,833

Stockholders' equity
     Common stock - par value $.001 per share;
       authorized 50,000,000 shares, issued 4,819,542
       shares and outstanding 4,819,142 shares at
       June 30, 1996; issued 3,718,075 shares
       and outstanding 3,717,675 shares at March 31, 1996         4,819          3,718
     Preferred stock - par value $ 10 per share;
       authorized 200,000 shares, none issued                      --             --
     Additional paid-in capital                               6,206,327      4,856,924
     Accumulated deficit                                     (3,245,299)    (3,285,399)
                                                            -----------    -----------
                                                              2,965,847      1,575,243

     Less - Treasury stock, 400 shares, at cost                  (4,000)        (4,000)
                                                            -----------    -----------
         Total stockholders' equity                           2,961,847      1,571,243
                                                            -----------    -----------

         Total liabilities and stockholders'equity          $ 4,660,018    $ 3,558,171
                                                            ===========    ===========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
================================================================================
(unaudited)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                                     --------
                                                               1996           1995
Net sales                                                  $ 1,776,335    $ 1,864,342

Cost of sales                                                  605,059        740,847
                                                           -----------    -----------

Gross Margin                                                 1,171,276      1,123,495

    Research and development expenses                          223,950        128,665
    Selling, general and administrative expenses               903,295        958,513
                                                           -----------    -----------

Income from operations                                          44,031         36,317

Interest income                                                 10,268          2,818
Interest expense                                               (14,199)          --
                                                           -----------    -----------

Incomebefore income tax provision                               40,100         39,135
Income tax provision                                              --           14,700
                                                           -----------    -----------
Net income                                                 $    40,100    $    24,435
                                                           ===========    ===========

Per sharedata
    Net income per share                                   $      0.01    $      0.01
                                                           -----------    -----------

    Weighted average number of common shares outstanding     4,883,704      3,787,800
                                                           -----------    -----------

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
================================================================================
(unaudited)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                                      --------
                                                                1996           1995
Cash flows from operating activities
Net income                                                  $    40,100    $    24,435
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                84,671         67,226
    Provision for bad debts                                      17,686         20,793
    Provision for inventory obsolescence                         10,000           --
    Deferred tax provision                                         --           14,700
    (Increase) decrease in
         Accounts receivable                                    350,173       (259,417)
         Inventory                                             (261,486)      (127,477)
         Prepaid expenses and other current assets               28,601        (20,652)
         Security deposits                                           67          3,173
    Increase (decrease) in
         Accounts payable                                       117,310         (2,359)
         Accrued payroll and related liabilities               (102,140)       (58,966)
         Deferred income                                        (13,529)        30,048
         Other current liabilities                              (80,995)        (7,700)
                                                            -----------    -----------
         Net cash provided (used) by operating activities       190,458       (316,196)
                                                            -----------    -----------

Cash flows from investing activities
    Capital expenditures                                        (31,863)       (25,921)
    Capitalized software                                        (84,920)       (73,244)
                                                            -----------    -----------
         Net cash used in investing activities                 (116,783)       (99,165)
                                                            -----------    -----------

Cash flows from financing activities
    Repayments of debt                                         (209,403)          --
    Issuance of common stock                                  1,350,504           --
                                                            -----------    -----------
         Net cash provided by financing activities            1,141,101           --
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents          1,214,776       (415,361)

Cash and cash equivalents - beginning of period                  48,302        490,261
                                                            -----------    -----------

Cash and cash equivalents - end of period                   $ 1,263,078    $    74,900
                                                            ===========    ===========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 1  -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


           The condensed consolidated balance sheets as of June 30, 1996 and March 31, 1996, the condensed consolidated statements of operations for the three month periods ended June 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and 1995 have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of March 31, 1996 and for the year then ended.



NOTE 2  -  INVENTORY:

           Inventory consists of the following:

                                     June 30, 1996       March 31, 1996
                                     -------------         ----------

                   Raw materials        $  943,206         $  676,120
                   Work in process         372,269            367,820
                   Finished goods           20,881             40,930
                                        ----------         ----------

                             Total      $1,336,356         $1,084,870
                                        ==========         ==========

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 3  -  STOCKHOLDERS' EQUITY:

           During the three months ended June 30, 1996, stockholders' equity changed for the following items:

                    Net income                    $   40,100

                    Issuance of common stock of   $1,350,504


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

           In addition, the Company sold 241,467 shares of common stock at $1.25 per share to four current shareholders of record who held the contractual right to maintain their share of ownership. The Company received net proceeds of approximately $300,000. In conjunction with this sale, warrants to purchase 241,467 shares of common stock with an exercise price of $1.50 and warrants to purchase an additional 241,467 shares of common stock with an exercise price of $2.00 were issued. These warrants expire in April, 2000.



NOTE 4  -  NET INCOME PER SHARE:

           The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common stock equivalents, comprised of outstanding stock options and warrants. Fully diluted earnings per share also reflect additional dilution related to outstanding stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 5  -  CONTINGENT LIABILITIES

           The Company is involved in proceedings with respect to certain sales tax matters. Total amounts included in other current liabilities related to these proceedings is $100,000 at June 30, 1996. In the opinion of management of the Company, amounts accrued for assessments in connection with sales tax are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.



NOTE 6  -  STOCK-BASED COMPENSATION


           In fiscal 1997, the Company will be required to adopt the provisions of Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation". This Statement requires companies to estimate the fair value of common stock, stock options, or other equity instruments ("Equity Instruments") issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility and expected life of the Equity Instrument. The Standard permits companies to either provide pro forma footnote disclosure, or to adjust operating results, for the amortization of the estimated value of the Equity Instrument over the vesting period of the Equity Instrument. The Company has elected to account for stock options under Accounting Principles Board Opinion No. 15 and will disclose certain pro forma information beginning in fiscal 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


           This section and the financial information provided herein contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from management's expectations and the results discussed in the forward looking statements.

RESULTS OF OPERATIONS

           Revenues for the quarter ended June 30, 1996 were $1,776,335 as compared with revenues of $1,864,342 for the same quarter of the previous fiscal year, or a decrease of approximately 4.7 %. The fiscal quarter was highlighted by the initial shipments of the Company's new flagship product, the Sentinel 2000. These shipments totalled over $325,000. The Sentinel 2000 represents the first member of the new family of products, collectively referred to as Secure Network Systems/2000, which are to be introduced in the current fiscal year (ending March 31, 1997). This family of industry standards based products is designed to address the growing demand for remote network management of mission critical integrated voice and data networks. These products uniquely integrate security management, remote access, fault management and problem identification/resolution into a powerful suite of network management solutions to monitor, maintain and increase the operational integrity and access to the voice and data network.

           Offsetting this successful new product introduction was a substantial decrease in shipments to AT&T of Remote Port Security Devices (RPSDs) for their Definity PBX customers. Revenues for the quarter ended June 30, 1996 decreased by approximately $350,000 from the quarter ended June 30, 1995. As a result of an "overstocked" position determined by AT&T in the quarter ended September 30, 1995, a reduction in purchase order activity was effected from that point forward. Shipments have remained steady at a lower volume since that time and the Company expects the current order volume to continue throughout fiscal 1997. In fact, existing purchase orders for delivery in the quarter ending September 30, 1996 already equal the actual orders shipped in the quarter ended June 30, 1996. The remainder of the shortfall is primarily attributable to weaker than expected sales in the European market. This weaker trend is expected to continue through the seasonally slower quarter ending September 30, 1996 before ramping up in the second half of fiscal 1997.

           The Company's cost of goods sold decreased from $740,807 from the quarter ended June 30, 1995 to $605,059 for the quarter ended June 30, 1996 as a result of decreased shipment levels. However, cost of goods sold as a percentage of sales decreased from 39.7% for the previous comparable fiscal period to 34.1% for this fiscal period, reflecting improved systems, purchasing procedures, more favorable pricing negotiated with vendors and a more favorable mix of products sold. Research and development expenses, net of capitalized software development, increased from $128,665 in the quarter ended June 30, 1995 to $223,950 in the current fiscal quarter, an increase of 74%. Research and development expenses as a percentage of sales increased from 6.9% to 12.6%, reflecting the increased development activity of the Secure Network Systems/2000 set of products to be introduced throughout the fiscal year ended March 31, 1997. Selling, general and administrative expenses decreased 5.8% from $958,513 for the prior year's comparable fiscal period to $903,295 for the fiscal period ending June 30, 1996. This is a result of Management's focus on reducing administrative overhead in order to achieve the primary mission in fiscal 1997 - returning the Company to profitability.

           The Company's Operating profit before interest and taxes increased slightly from $36,317 during the fiscal quarter ended June 30, 1995 to $44,031 for the fiscal quarter ended June 30, 1996. Net income of $40,100 for the current quarter ended June 30, 1996 is 64.1 % greater than the $24,435 reported in the fiscal quarter ended June 30, 1995. The improvement between Operating income and net income is directly related to the lack of income tax provision required. As the Company has available unused federal and state net operating loss carryforwards of approximately $2.4M and $1.0M, respectively, at March 31, 1996 and has fully provided a valuation allowance against its existing deferred tax assets, it is in a position to record no income tax provision until such time as the net operating loss carryforwards are utilized or expire. The current expiration dates range from the years 2001 through 2011.


FINANCIAL CONDITION AND CAPITAL RESOURCES

           During the first quarter of fiscal year 1997, the Company's financial condition improved significantly as assets increased from $3,558,171 at March 31, 1996 to $4,660,018 at June 30, 1996, and the Company's working capital increased from $837,064 to $2,185,356. This improvement is a direct result of the completion of a private placement of 860,000 shares of the Company's Common Stock for net proceeds of approximately $1,050,000. In addition, 241,467 shares of the Company's Common Stock were issued to existing shareholders who had the contractual right to maintain their percentage ownership in the Company. Net proceeds of approximately $300,000 were received. Exclusive of the private placement net proceeds of $1.35M, the Company's working capital position remained unchanged from March 31, 1996 representing a stabilization in the Company's working capital performance.

           The Company has a credit agreement with CoreStates Bank ("CoreStates") for a credit line of $1,000,000 to finance future working capital requirements, collateralized by accounts receivable, inventory, equipment and all other assets of the Company, as well as a $150,000 credit facility to finance purchases of machinery and equipment, convertible into a three-year secured term loan when utilized. The Company borrowed $124,000 against this facility in November, 1995, at which time this debt was converted into a three-year term loan. As of June 30, 1996, $102,184 remained outstanding on this loan. The Company was informed in June, 1996, that the working capital credit line would not be renewed upon its expiration date of July 31, 1996. An agreement with CoreStates was reached to repay the outstanding balance ($300,000 at June 30, 1996) no later than October 31, 1996 in order to facilitate an orderly transition to a new credit facility. The Company is currently in the final stages of establishing a working capital line with a different financial institution.

           As a result of its stabilized working capital position and the significant cash infusion during the fiscal quarter, the Company believes that it will have sufficient capital to meet its financial requirements for the remainder of the fiscal year.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Previously reported on Form 10-KSB for the fiscal year ended March 31, 1996.


ITEM 5.    OTHER INFORMATION

           On April 1, 1996, the Company entered into a six-month compensation agreement with Mr. Lonnie L. Sciambi, a former executive officer and director of the Company after not renewing its existing employment agreement with Mr. Sciambi. The compensation agreement provides for compensation in the aggregate sum of $100,000, as well as certain benefits during the term. In addition, Mr. Sciambi was granted a stock option under the Company's 1994 Plan to purchase 23,196 shares of Common Stock. Mr. Sciambi resigned as a director in May 1996.

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

Date: August 9, 1996



                                        MICROFRAME, INC.




                                        /s/ Stephen B. Gray
                                        ------------------------------
                                        Stephen , President and
                                        Chief Operating Officer



                                        /s/ Mark A. Simmons
                                        ------------------------------
                                        Mark A. Simmons, Chief Financial Officer
                                        (Principal Financial Officer)