Form 10QSB/A
period 1996-09-30
MICROFRAME INC
filed 1996-11-18
CIK 754813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1996


                                       or

[_]        Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from ______ to _______


                         Commission file number 0-13117

                                MICROFRAME, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           New Jersey                                             22-2413505
-------------------------------                                 -------------
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)


                   21 Meridian Road, Edison, New Jersey 08820
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 494-4440
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  [X}         No  [_]

There were 4,819,142 shares of Common Stock outstanding at November 6, 1996

Transitional Small Business Disclosure Format:

Yes  [_}         No  [X]

INTRODUCTION

           This Amendment is being filed (i) to correct the dollar amount of Inventory for the period ended September 30, 1996 and (ii) to reflect all of the exhibits being filed with this report.

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

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

(unaudited)

                                                           September 30,     March 31,
                               ASSETS                          1996            1996
                                                           ------------    ------------
Current assets
    Cash and cash equivalents                              $    729,096    $     48,302
    Accounts receivable, less allowance for doubtful
      accounts of $100,000                                    1,236,606       1,540,561
    Inventory                                                 1,224,619       1,084,870
    Prepaid expenses and other current assets                   122,641          77,426
                                                           ------------    ------------
      Total current assets                                    3,312,962       2,751,159

    Property and equipment at cost, net                         382,004         409,866
    Capitalized software, less accumulated amortization
      of $725,084 and $649,332, respectively                    316,398         266,319
    Goodwill, less accumulated amortization of
      $11,085 and $5,766, respectively                           90,525          95,844
    Security deposits                                            34,893          34,983
                                                           ------------    ------------
      Total assets                                         $  4,136,782    $  3,558,171
                                                           ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank borrowings                                        $     40,433    $    538,754
    Accounts payable                                            255,186         395,619
    Accrued payroll and related liabilities                     235,624         285,651
    Deferred income                                             247,330         258,856
    Other current liabilities                                   330,135         435,215
                                                           ------------    ------------
      Total current liabilities                               1,108,708       1,914,095
                                                           ------------    ------------
Commitments and contingencies                                      --              --
Long-term debt                                                   52,073          72,833
Stockholders' equity
    Common stock - par value  $.001 per  share;
      authorized 50,000,000 shares, issued 4,819,542
      shares and outstanding  4,819,142 shares at
      September 30, 1996; issued 3,718,075 shares
      and outstanding 3,717,675 shares at March 31, 1996          4,819           3,718
    Preferred stock - par value $10 per share;
      authorized 200,000 shares, none issued                       --              --
    Additional paid-in capital                                6,187,756       4,856,924
    Accumulated deficit                                      (3,212,574)     (3,285,399)
                                                           ------------    ------------
                                                              2,980,001       1,575,243
    Less-Treasury stock, 400 shares, at cost                     (4,000)         (4,000)
                                                           ------------    ------------
      Total stockholders' equity                              2,976,001       1,571,243
                                                           ------------    ------------
      Total liabilities and stockholders' equity           $  4,136,782    $  3,558,171
                                                           ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------

(unaudited)

                                                Six Months Ended             Three Months Ended
                                                 September 30,                 September 30,
                                          --------------------------    --------------------------
                                              1996           1995           1996          1995
                                          -----------    -----------    -----------    -----------
Net sales                                 $ 3,437,511    $ 2,606,940    $ 1,661,176    $   742,598
Cost of sales                               1,253,890      1,165,874        648,831        425,027
                                          -----------    -----------    -----------    -----------
Gross Margin                                2,183,621      1,441,066      1,012,345        317,571
    Research and development expenses         428,010        294,050        204,060        165,383
    Selling, general and administrative
      expenses                              1,683,019      1,906,137        779,724        947,624
                                          -----------    -----------    -----------    -----------
Income (loss) from operations                  72,592       (759,121)        28,561       (795,438)
Interest income                                21,101          3,062         10,833            244
Interest expense                              (20,868)        (1,694)        (6,669)        (1,694)
                                          -----------    -----------    -----------    -----------
Income (loss) before income tax benefit        72,825       (757,753)        32,725       (796,888)
Income tax benefit                                  0              0              0        (14,700)
                                          -----------    -----------    -----------    -----------
Net income (loss)                         $    72,825    $  (757,753)   $    32,725    $  (782,188)
                                          ===========    ===========    ===========    ===========
Per share data
    Net income (loss) per share           $      0.02    $     (0.21)   $      0.01    $     (0.21)
                                          -----------    -----------    -----------    -----------
Weighted average number of common
    shares outstanding                      4,680,003      3,689,773      4,823,524      3,692,321
                                          -----------    -----------    -----------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(unaudited)

                                                                  Six Months Ended
                                                                  September 30,
                                                                  -------------
                                                               1996           1995
                                                           -----------    -----------
Cash flows from operating activities
Net income                                                 $    72,825    $  (757,753)
Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                            177,845        150,006
      Provision for bad debts                                   31,646         25,145
      Provision for inventory obsolescence                      17,500         22,877
      (Increase) decrease in
        Accounts receivable                                    272,310        593,228
        Inventory                                             (157,249)      (527,608)
        Prepaid expenses and other current assets              (45,215)       (35,017)
        Security deposits                                           90         (5,521)
      Increase (decrease) in
        Accounts payable                                      (140,433)        65,014
        Accrued payroll and related liabilities                (50,027)      (116,867)
        Deferred income                                        (11,526)        12,456
        Other current liabilities                             (105,080)        75,628
                                                           -----------    -----------
        Net cash provided (used) by operating activities        62,686       (498,412)
                                                           -----------    -----------
Cash flows from investing activities
    Capital expenditures                                       (68,913)      (187,238)
    Capitalized software                                      (125,831)      (149,818)
    Acquisition of European Business Associates                      0        (39,736)
                                                           -----------    -----------
      Net cash used in investing activities                   (194,744)      (376,792)
                                                           -----------    -----------

Cash flows from financing activities
    Proceeds of short-term borrowings                                0        400,000
    Repayments of debt                                        (519,081)             0
    Issuance of common stock                                 1,331,933          4,168
                                                           -----------    -----------
      Net cash provided by financing activities                812,852        404,168
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents           680,794       (471,036)

Cash and cash equivalents - beginning of period                 48,302        490,261
                                                           -----------    -----------

Cash and cash equivalents - end of period                  $   729,096    $    19,225
                                                           ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)





Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

           The condensed consolidated balance sheets as of September 30, 1996 and March 31, 1996, the condensed consolidated statements of operations for the six month periods ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and 1995 have been made.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of March 31, 1996 and for the year then ended.


Note 2 - Inventory:
-------------------

           Inventory consists of the following:

                                     September 30, 1996       March 31, 1996
                                     ------------------       --------------

                 Raw materials           $  843,821              $  676,120
                 Work in process            333,267                 367,820
                 Finished goods              47,531                  40,930
                                         ----------              ----------

                           Total         $1,224,619              $1,084,870
                                         ==========              ==========

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


Note 3 - Stockholders' Equity:
------------------------------

           During the six months ended September 30, 1996, stockholders' equity changed for the following items:

               Net income                                 $   72,825

               Issuance of common stock of                $1,331,933


           In April, 1996, the Company sold 860,000 shares of common stock to unrelated investors, at $1.25 per share and received net proceeds of approximately $1,030,000. In conjunction with this sale, warrants to purchase 860,000 shares of common stock with an exercise price of $1.50 and warrants to purchase an additional 860,000 shares of common stock with an exercise price of $2.00 were issued. These warrants expire in April, 2000.

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


Note 4 - Net Income Per Share:
------------------------------

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

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


Note 5 - Contingent Liabilities
-------------------------------

           The Company is involved in proceedings with respect to certain sales tax matters. Total amounts included in other current liabilities related to these proceedings is $100,000 at September 30, 1996. In the opinion of management of the Company, amounts accrued for assessments in connection with sales tax are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.


Note 6 - Stock-Based Compensation
---------------------------------

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

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)        Exhibits:

*                     3.2        By-Laws of the Company.

*                     10.21      1994 Stock  Option  Plan (as  amended on August
                                 16, 1996).

*                     10.36      First  Amendment to Consulting  Agreement dated
                                 as of August 1, 1996 between David I. Gould and the Company.

*                     27.1       Financial Data Schedule.

           (b)        Reports on Form 8-K: None.

-------------------------------------------

* Previously filed with the Company's Form 10-QSB for the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 1996


                                          MICROFRAME, INC.



                                          /s/ Stephen B. Gray
                                          ------------------------------
                                          Stephen B. Gray, President and
                                          Chief Operating Officer


                                          /s/ Mark A. Simmons
                                          ------------------------------
                                          Mark A. Simmons, Chief Financial
                                          Officer (Principal Financial Officer)