Form 10QSB
period 1996-12-31
MICROFRAME INC
filed 1997-02-12
CIK 754813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended December 31, 1996

                                       or

[_]        Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from ______________ to _____________


                         Commission file number 0-13117

                                MICROFRAME, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         New Jersey                                              22-2413505
 ------------------------------                              -------------------
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


Yes [X]        No [_]

There were 4,822,142 shares of Common Stock outstanding at January 29, 1997

Transitional Small business Disclosure Format:

Yes [_]        No [X]

                         MICROFRAME, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1996





PART I.    FINANCIAL INFORMATION                                            Page

Item 1.    Condensed Consolidated Financial Information                       2

           Condensed Consolidated Balance Sheets as of December 31, 1996
           and March 31, 1996 (Unaudited)                                     3

           Condensed  Consolidated  Statements of  Operations  for the
           three months ended December 31, 1996 and December 31, 1995;
           nine months ended December 31, 1996 and December 31, 1995
           (Unaudited)                                                        4

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended December 31, 1996 and December 31, 1995 (Unaudited)   5

           Notes to Condensed Consolidated Financial Statements (Unaudited)  6-8

Item 2.    Management's Discussion and Analysis or Plan of Operation        9-12

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 13

Item 5.    Other Information                                                 13

Item 6.    Exhibits and reports on Form 8-K                                  13


SIGNATURES                                                                   14

PART I.  Financial Information



Item 1.    Condensed Consolidated Financial Information.
           ---------------------------------------------

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

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)
--------------------------------------------------------------------------------

                                                           December 31,     March 31,
                                                               1996           1996
                                                           -----------    -----------
                    ASSETS

Current assets
   Cash and cash equivalents                               $   657,256    $    48,302
   Accounts receivable, less allowance for doubtful
      accounts of $100,000                                   1,532,220      1,540,561
   Inventory                                                   999,137      1,084,870
   Prepaid expenses and other current assets                   114,252         77,426
                                                           -----------    -----------
      Total current assets                                   3,302,865      2,751,159

   Property and equipment at cost, net                         367,491        409,866
   Capitalized software, less accumulated amortization
      of $766,811 and $649,332, respectively                   316,398        266,319
   Goodwill, less accumulated amortization of
      $13,625 and $5,766 respectively                           87,985         95,844
   Security deposits                                            34,110         34,983
                                                           -----------    -----------
      Total assets                                         $ 4,108,849    $ 3,558,171
                                                           ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank borrowings                                         $    41,261    $   538,754
   Accounts payable                                            192,396        395,619
   Accrued payroll and related liabilities                     206,086        285,651
   Deferred income                                             255,880        258,856
   Other current liabilities                                   347,532        435,215
                                                           -----------    -----------
      Total current liabilities                              1,043,155      1,914,095
                                                           -----------    -----------

Committments and contingencies                                    --             --

Long-term debt                                                  41,353         72,833

Stockholders' equity
   Common stock - par value $.001 per share;
      authorized 50,000,000 shares, issued 4,822,542
      shares and outstanding 4,822,142 shares at
      December 31, 1996; issued 3,718,075 shares
      and outstanding 3,717,675 shares at March 31, 1996         4,822          3,718
   Preferred stock - par value $10 per share;
      authorized 200,000 shares, none issued                      --             --
   Additional paid-in capital                                6,185,743      4,856,924
   Accumulated deficit                                      (3,162,244)    (3,285,399)
                                                           -----------    -----------
                                                             3,028,341      1,575,243
   Less - Treasury stock, 400 shares, at cost                   (4,000)        (4,000)
                                                           -----------    -----------
      Total stockholders' equity                             3,024,341      1,571,243
                                                           -----------    -----------

      Total liabilities and stockholders' equity           $ 4,108,849    $ 3,558,171
                                                           ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)
--------------------------------------------------------------------------------

                                                             Nine Months Ended             Three Months Ended
                                                                December 31,                  December 31,
                                                                ------------                  ------------
                                                            1996           1995           1996           1995
                                                         -----------    -----------    -----------    -----------
Net sales                                                $ 5,264,210    $ 4,334,057    $ 1,826,698    $ 1,727,117

Cost of sales                                              2,016,324      1,796,923        762,434        631,049
                                                         -----------    -----------    -----------    -----------

Gross Margin                                               3,247,886      2,537,134      1,064,264      1,096,068

   Research and development expenses                         664,711        440,082        236,701        146,032
   Selling, general and administrative expenses            2,464,871      2,811,044        781,852        904,907
                                                         -----------    -----------    -----------    -----------

Income (loss) from operations                                118,304       (713,992)        45,711         45,129

Interest income                                               27,620          3,262          6,520            200
Interest expense                                             (22,749)       (17,910)        (1,881)       (16,216)
                                                         -----------    -----------    -----------    -----------

Income (loss) before income tax provision/benefit            123,175       (728,640)        50,350         29,113
Income tax provision/benefit                                       0              0              0              0
                                                         -----------    -----------    -----------    -----------
Net income (loss)                                        $   123,175    $  (728,640)   $    50,350    $    29,113
                                                         ===========    ===========    ===========    ===========

Per share data
Primary
   Net income (loss) per share                           $      0.02    $     (0.20)   $      0.01    $      0.01
                                                         -----------    -----------    -----------    -----------

   Weighted average number of common shares outstandin     5,083,248      3,699,178      5,126,845      3,717,885


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)
--------------------------------------------------------------------------------

                                                                        Nine Months Ended
                                                                            December 31,
                                                                        1996           1995
                                                                     -----------    -----------
Cash flows from operating activities
Net income                                                           $   123,175    $  (728,640)
Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                                         272,273        243,054
   Provision for bad debts                                                49,751         42,455
   Provision for inventory obsolescence                                   35,000         19,609
   (Increase) decrease in
      Accounts receivable                                                (41,410)       346,407
      Inventory                                                           50,733       (732,021)
      Prepaid expenses and other current assets                          (36,826)        16,259
      Security deposits                                                      873        (11,492)
   Increase (decrease) in
      Accounts payable                                                  (203,223)       167,312
      Accrued payroll and related liabilities                            (79,565)      (118,843)
      Deferred income                                                     (2,976)        29,814
      Other current liabilities                                          (87,683)        46,486
                                                                     -----------    -----------
      Net cash provided (used) by operating activities                    80,122       (679,600)
                                                                     -----------    -----------

Cash flows from investing activities
   Capital expenditures                                                 (104,560)      (194,410)
   Capitalized software                                                 (167,558)      (247,810)
   Acquisition of European Business Associates                                 0        (50,206)
                                                                     -----------    -----------
      Net cash used in investing activities                             (272,118)      (492,426)
                                                                     -----------    -----------

Cash flows from financing activities
   Proceeds of short-term borrowings                                           0        702,965
   Repayments of debt                                                   (528,973)             0
   Issuance of common stock                                            1,329,923          9,384
                                                                     -----------    -----------
      Net cash provided by financing activities                          800,950        712,349
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     608,954       (459,677)
Cash and cash equivalents - beginning of period                           48,302        490,261
                                                                     -----------    -----------
Cash and cash equivalents - end of period                            $   657,256    $    30,584
                                                                     ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (Unaudited)





Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of December 31, 1996 and March 31, 1996, the condensed consolidated statements of operations for the nine month periods ended December 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto as of March 31, 1996 and for the year then ended.





Note 2 - Inventory:
-------------------

Inventory consists of the following:

                                        December 31, 1996     March 31, 1996
                                        -----------------     --------------

            Raw materials                   $  640,670           $  676,120
            Work in process                    325,405              367,820
            Finished goods                      33,062               40,930
                                            ----------           ----------

                      Total                 $  999,137           $1,084,870
                                            ==========           ==========

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (Unaudited)



Note 3 - Stockholders' Equity:
------------------------------

During the nine months ended December 31, 1996, stockholders' equity changed for the following items:

             Net income                           $  123,175

             Issuance of common stock of          $1,329,923


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

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (Unaudited)




Note 5 - Contingent Liabilities
-------------------------------

The Company is involved in proceedings with respect to certain sales tax matters. Total amounts included in other current liabilities related to these proceedings is $75,000 at December 31, 1996. In the opinion of management of the Company, amounts accrued for assessments in connection with sales tax are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.



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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------


           This section and the financial information provided herein contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from Management's expectations and the results discussed in the forward looking statements.



Results of Operations
---------------------


           Revenues for the quarter ended December 31, 1996 were $1,826,698 as compared with revenues of $1,727,117 for the same quarter of the previous fiscal year, or an increase of approximately 6 %. This improvement is primarily due to the successful introduction of the Company's new flagship product, the Sentinel 2000, as well as the first delivery of another member of the new family of products, the Manager 2000.


           Initially introduced during the fiscal quarter ended June 30, 1996, shipments of the Sentinel 2000 have progressively increased in each of the three fiscal quarters in the current fiscal year. Shipments for the quarter ended December 31, 1996 were approximately $739,000, compared to $585,000 in the quarter ended September 30, 1996 and $325,000 in the quarter ended June 30, 1996. The Sentinel 2000 represented the first member of the new family of products, collectively referred to as Secure Network Systems/2000, which are being introduced in the current fiscal year (ending March 31, 1997). The Manager 2000 represents the second member of this family of industry standards based products which are designed to address the growing demand for remote network management of mission critical integrated voice and data networks. These products integrate security management, remote access, fault management and problem identification/resolution into a powerful suite of network management solutions to monitor, maintain and increase the operational integrity and access to the voice and data network. The Secure Network Systems/2000 family of products generated approximately 43% of the Company's revenues for the quarter ended December 31, 1996.


           A large portion of the success of the new product is due to the new contractual relationships the Company has formed with new customers, the most recent being with TELE Business Communications of Finland, a subsidiary of
Telecom Finland, the state-owned telecommunication company. Announced in November, 1996, this represented the Company's first major successful introduction in the European community. After successful introductions in both the Pacific Rim and the United States in the first six months of the fiscal year, this most recent relationship continues to establish the Company's worldwide presence. The Company believes these new relationships will continue to build the foundation which this next generation of products has established.

           The reliance on the Company's two primary customers, Lucent Technology and MCI, continues to be reduced as only 29% of revenues in the quarter ended December 31, 1996 were attributable to these two long-term customer relationships. This is a decrease from 41% in the quarter ended December 31, 1995 and a decrease from 48% with respect to fiscal 1996 as a whole. This is directly attributable to the Company's commitment to expand its customer base in order to reduce its vulnerability in relying on two primary customers. In addition, the Company experienced a significant increase in shipments to Europe, primarily due to the aforementioned TELE Business Communications relationship, after a slowdown experienced in the first six months of the fiscal year. Shipments to the European market increased to approximately $434,000 in the quarter ended December 31, 1996 from $165,000 in the quarter ended September 30, 1996 and $368,000 in the quarter ended December 31, 1995.


           The Company's cost of goods sold increased from $631,049 for the quarter ended December 31, 1995 to $762,434 for the quarter ended December 31, 1996 as a result of both increased shipment levels and increased costs for the initial shipments of the Sentinel 2000. Cost of goods sold as a percentage of sales increased from 36.5% for the previous comparable fiscal period to 41.7% for this fiscal period, primarily due to the initially higher costs of the new family of products. The Company continues to focus on lowering the costs related to these products as they begin to mature.


           Research and development expenses, net of capitalized software development, increased from $146,032 in the quarter ended December 31, 1995 to $236,701 in the current fiscal quarter, an increase of 62%. This is a direct reflection of the Company's increased activity related to the development of the Secure Network Systems/2000 set of products being introduced in fiscal 1997 and the significantly lower amounts of development expenses being capitalized subsequent to the initial shipments of the Sentinel 2000. Research and development expenses as a percentage of revenues increased from 8% to 13%. Selling, general and administrative expenses decreased 14% from $904,907 for the prior year's comparable fiscal period to $781,852 for the fiscal period ended December 31, 1996. This is a result of Management's focus on reducing administrative overhead in order to help return the Company to profitability.


           The Company's operating profit before interest and taxes were almost identical for the comparable quarters - $45,711 for the current quarter verses $45,129 for the prior comparable quarter. However, due to the reduction in interest costs to the Company, net income of $50,350 for the current quarter ended December 31, 1996 exceeded the $29,113 net income reported in the fiscal quarter ended December 31, 1995. As the Company has available unused federal and state net operating loss carryforwards of approximately $2,400,000 and $1,000,000, respectively, at March 31, 1996 and has fully provided a valuation allowance against its existing deferred tax assets, it is in a position to record no income tax provision until such time as the net operating loss carryforwards are utilized or expire. The current expiration dates range from the years 2001 through 2011.

First Nine Months of Fiscal 1997 Versus First Nine Months Fiscal 1996
---------------------------------------------------------------------


           Revenues for the nine months ended December 31, 1996 were $5,264,210 as compared with revenues of $4,334,057 for the comparable period of the previous fiscal year, or an increase of approximately 21%. This improvement is due to both the introduction of the Company's new flagship product, the Sentinel 2000, the expanding domestic customer base, and the poor performance of the Company in the quarter ended September 30, 1995. Sales of the Sentinel 2000 have approximated $1,650,000 (over 31% of revenue) during the first nine months of fiscal 1997, which represents, the fastest introduction rate of any product in the Company's history. At the same time, shipments to the Company's two primary customers, Lucent Technology and MCI, represent approximately 26% of the total revenues for the nine month period versus 42% over the comparable nine-month period in fiscal 1996. These events have helped to offset the decrease in shipments to the European market. Shipments to Europe decreased to approximately $802,000 in the nine months ended December 31, 1996 from $851,000 in the prior comparable period, or a decrease of 6%. As mentioned previously, European volume did ramp up in the quarter ended December 31, 1996.

           The Company's cost of goods sold increased from $1,796,923 for the nine months ended December 31, 1995 to $2,016,324 for the nine months ended December 31, 1996 as a result of increased shipment levels. Cost of goods sold as a percentage of sales decreased from 41.4% for the previous comparable fiscal period to 38.3% for this fiscal period, as the increase in materials cost for the new product set has been offset by both increased sales volume and improved purchasing and materials management systems.

           Research and development expenses, net of capitalized software development, increased from $440,082 in the nine months ended December 31, 1995 to $664,711 in the current fiscal period, an increase of 51%. As stated previously, this is a direct reflection of the Company's increased activity related to the development of the Secure Network Systems/2000 set of products being introduced in fiscal 1997 and the substantial reduction in the amount of development expenses being capitalized. In addition, research and development expenses as a percentage of revenues increased from 10.2% to 12.6%. Selling, general and administrative expenses decreased 12.3% from $2,811,044 for the prior year's comparable fiscal period to $2,464,871 for the nine months ended December 31, 1996 primarily due to Management's commitment to reducing administrative overhead.

           The Company's operating profit before interest and taxes increased by approximately $832,000 from an operating loss of $713,992 during the nine months ended December 31, 1995 to an operating profit of $118,304 for the nine months ended December 31, 1996. The Company's available unused loss carryforwards and its fully provided valuation allowance against its existing deferred tax assets allows it to record no income tax provision currently.

Financial Condition and Capital Resources
-----------------------------------------

           During the first nine months of fiscal year 1997, the Company's financial condition improved significantly as stockholder's equity increased from $1,571,243 at March 31, 1996 to $3,024,341 at December 31, 1996, and the
Company's working capital increased from $837,064 to $2,259,710. This improvement is a direct result of the completion of a private placement of 860,000 shares of the Company's Common Stock for net proceeds of approximately $1,030,000. In addition, 241,467 shares of the Company's Common Stock were issued to existing shareholders who had the contractual right to maintain their percentage ownership in the Company. Net proceeds of approximately $300,000 were received. Of the private placement net proceeds of $1,330,000, $500,000 was used to pay down in full the Company's line of credit which had been outstanding at March 31, 1996.


           The Company previously had a credit agreement with CoreStates Bank ("CoreStates") for a credit line of $1,000,000 to finance future working capital requirements, collateralized by accounts receivable, inventory, equipment and all other assets of the Company, as well as a $150,000 credit facility to finance purchases of machinery and equipment, convertible into a three-year secured term loan when utilized. The Company borrowed $124,000 against this facility in November, 1995, at which time this debt was converted into a three-year term loan. As of December 31, 1996, $82,614 remained outstanding on this loan. The Company was informed in June, 1996, that the working capital credit line would not be renewed upon its expiration date of July 31, 1996. The outstanding balance was repaid by the Company on September 5, 1996, in accordance with an agreement with CoreStates which stated that payment was to be made no later than October 31, 1996. On August 30, 1996, the Company executed a credit agreement with Farrington Bank of North Brunswick, New Jersey. The agreement provides the Company with a $500,000 line of credit to finance future working capital requirements, collateralized by accounts receivable of the Company. The agreement expires on August 30, 1997. No portion of this credit line had been utilized as of December 31, 1996.

           Based on its current cash and working capital position, as well as its available line of credit, the Company believes that it will have sufficient capital to meet its financial requirements for the next twelve months.

                           PART II. Other Information




Item 1.    Legal Proceedings
           -----------------

           In March 1996, the Company received a Notice of Determination from the New York State Department of Taxation and Finance in which a sales tax assessment was made in the sum of approximately $227,392, including interest and penalties. The Company believes that New York's position is without merit and is vigorously defending its position that no tax is owed. A conciliation conference took place before the Bureau of Conciliation and Mediation services of the New York State Department of Taxation and Finance on October 21, 1996, at which the Company was provided an additional period of time to provide additional documentation to justify its position. In the opinion of the management of the Company, amounts accrued for assessments in connection with sales tax are adequate and the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.


Item 5.    Other Information
           -----------------

           None.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------


           (a)        Exhibits:              None.



           (b)        Reports on Form 8-K:   None

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February    , 1997



                                         MICROFRAME, INC.





                                         /s/ StephenB.Gray
                                        -------------------------------
                                         Stephen B. Gray,  President and
                                         Chief Operating Officer



                                         /s/ Mark A. Simmons
                                        -------------------------------
                                         Mark A. Simmons, Chief Financial
                                         Officer (Principal Financial Officer)