Form 10QSB/A
period 1996-12-31
MICROFRAME INC
filed 1997-02-12
CIK 754813

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

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

Yes [_]        No [X]

                                    AMENDMENT
                                       TO
                 FORM 10-QSB FOR QUARTER ENDED DECEMBER 31, 1996
                 -----------------------------------------------

           This amendment is being filed solely to correct the signature page on the Form 10-QSB (which was dated February , 1997 and should have read February 11, 1997) filed on behalf of the Company on February 12, 1997.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 1997



                                         MICROFRAME, INC.





                                         /s/  Stephen B. Gray
                                        -------------------------------
                                         Stephen B. Gray,  President and
                                         Chief Operating Officer



                                         /s/  Mark A. Simmons
                                        -------------------------------
                                         Mark A. Simmons, Chief Financial
                                         Officer (Principal Financial Officer)