Form 10KSB
period 1997-03-31
MICROFRAME INC
filed 1997-06-20
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
        OF 1934


        For the fiscal year ended March 31, 1997

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                                MICROFRAME, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          New Jersey                                    22-2413505
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

  21 Meridian Road, Edison, New Jersey                                  08820
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's telephone number, including area code:  (908) 494-4440
                                                ----------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for its most recent fiscal year totaled $7,343,624.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported by the National Quotation Bureau as of June 1997 was approximately $5,910,710.

There were 4,838,803 shares of Common Stock outstanding as of June 11, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

General
-------

             MicroFrame, Inc., a New Jersey corporation (the "Company"), founded in 1982, designs, develops and markets a broad range of remote network management and remote maintenance and security products for mission critical voice and data communications networks. The Company's products provide for alarm and fault monitoring, proactive administration and reporting capabilities which are being used as a basis for remote network management and maintenance. In addition, by incorporating a variety of hardware and software options for security and user authentication, these products can deter as well as prevent unauthorized dial-in and/or in-band access to network elements and systems (such as computers, local area networks (LANs), wide area networks (WANs), routers, hubs, servers, Private Branch Exchange telephone switches ("PBXs") as well as other network elements), while allowing authorized personnel access to perform needed administration and maintenance of host devices and networks from remote locations.

             In May 1993, the Company completed a private placement to accredited investors of an aggregate of 800,000 shares (after giving effect to a reverse stock split as noted below) of common stock, par value $.001 per share, of the Company (the "Common Stock"), for $1,000,000.

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

             In April, 1996, the Company completed a private placement (the "1996 Private Placement") to accredited investors of an aggregate of 1,101,467 Units for gross proceeds of $1,376,933.75, each unit consisting of one share of Common Stock and one Class A Warrant and one Class B Warrant, each of which is exercisable into one share of Common Stock at an exercise price of $1.50 and $2.00, respectively.


Principal Products and Markets
------------------------------

             The Company has established a strong customer base (both domestically and internationally) through the development of a family of modular industry standards based hardware and software offerings designed to interface with a customer's existing dial-up and/or in-
band WAN communications and network management environment and/or on a standalone basis. The Company believes that each of these offerings, when combined with the programmability as provided by the Company's unique software, support and meet the needs of a wide variety of customer element network management and security requirements. The software is designed to permit easy modification, thus allowing customized solutions for monitoring and controlling telemanagement (intelligent agent) and/or network access. In other words, Secure Remote Telemanagement and Telemaintenance.

             The Company develops and markets a broad range of network management, remote maintenance and security products for voice and data communications networks. The Company's products are based upon a family of hardware and software components which, when combined with the Company's uniquely developed software "engine", provide programmability and easy modification wherein customized solutions for network access, monitoring and telemanagement of mission-critical applications and network elements can readily be accommodated.


New Products and Markets
------------------------

           In fiscal 1997, the Company continued its evolutionary development of products to address its strategic direction and goals of establishing a position in the combined data and voice Network Management/ Distributed Device Management and Security marketplaces by introducing a new family of products referred to collectively as Secure Network Systems/ 2000 ("SNS/2000"). This family of industry standards based products is designed to address the growing demand for remote network management of mission critical integrated voice and data network elements. The SNS/2000 product family consists primarily of Sentinel 2000 and Manager 2000.

           These products integrate element monitoring, fault management and security management as well as remote access and problem identification/resolution into a powerful suite of network management solutions to monitor, maintain and increase the operational integrity, availability and access for mission-critical networks.

           As telecommunications networks continue to expand to support more and more mission critical applications, the economic impact of downtime and the importance of secure remote access to manage and maintain these networks increases exponentially. According to a third party study, "network downtime for a typical network consisting of two servers and 100 personal computers" can cost companies, on average, up to $1,000 per minute in lost revenues and employee productivity. In addition, the technical support staff necessary to administer, support and maintain combined voice and data networks containing a large distributed base of legacy and standards based devices, remains extremely costly and inefficient. Faced with budget constraints and a lack of skilled staff resources due to downsizing programs, network and system managers today are searching for new tools to more effectively manage, secure and control their expanding and increasingly more complex networks. The SNS/2000 family of products provides cost effective solutions to these problems. The products are completely modular by design. Each product element provides a unique stand alone feature/function set enabling one to choose only the products needed to enhance the performance of their existing network management systems. Or, for maximum advantage, the elements may be integrated into a comprehensive, secured telemanagement and remote access control solution easily customized and tailored to meet specific organizational requirements.

           SECURE REMOTE TELEMANAGEMENT/ TELEMAINTENANCE. One major aspect of the SNS/2000 family of products is its design which is to specifically reduce network "downtime" by significantly enhancing and bringing new capabilities for detection, reporting, handling and resolution of alarm/fault conditions. It also directly addresses the requirement to manage both "legacy" as well as standards-based communications resources across widely dispersed heterogeneous network environments. The SNS/2000 product set is fully Simple Network Management Protocol ("SNMP") compliant. It offers comprehensive standalone network management and remote access solutions which can be fully integrated into existing SNMP-based central management systems and/or Trouble Ticket Management Systems. Its SNMP proxy agent capability enables non-SNMP legacy devices, such as PBXs, to communicate with SNMP network managers (e.g., HP/Openview, Cabletron Spectrum, IBM's Netview, et al) for more cohesive centralized control of all communications resources.

           SNS/2000 provides redundant, secured access and alarm monitoring to all network resource maintenance ports via both in-band and out-of-band connectivity to increase system reliability, access and availability. All network access and/or access to network elements may be channeled through a secure central gateway where users are authenticated and transparently routed only to authorized destinations. Network elements are continually monitored by local intelligent agents to proactively detect (and in many cases resolve) alarms and fault conditions as well as threshold violations. This monitoring includes ensuring that environmental conditions (e.g. temperature, moisture, battery voltage, etc.) at various points in the network are also within preset thresholds. Critical fault conditions are promptly identified and 1) resolved via the intelligent agent technology of these products and/or 2) immediately transmitted to the appropriate management center for analysis, trouble ticket generation, corrective action, and escalation where appropriate. This enables organizations to improve network availability through proactive response to potential network problems before they manifest themselves in potential network outages.

           SECURE REMOTE ACCESS. A second aspect of the SNS/2000 family of products is designed to address a rapidly growing group of telecommuters who are redefining the boundaries of the traditional workplace. They are placing an increasing demand for convenient remote access to network resources. By opening the networks to meet these demands, the networks are left vulnerable to unauthorized entry. Such unauthorized access carries security liabilities and exposure to critical company resources, data and information. In addition, unauthorized users are consuming valuable network bandwidth, thus reducing availability for legitimate users. SNS/2000 offers remote access security solutions for host computers, LANs and WANs, as well as other network elements by providing front-end barriers to prevent unauthorized entry. Access control is managed, monitored and administered via a client/server architecture. Centralized administration is provided to facilitate ease of administration, monitoring and maintenance. Alerts are issued when user defined events occur and/or thresholds are exceeded. Extensive reporting capabilities are provided which are useful for identifying trends and analyzing network utilization. A wide choice of authentication technologies are supported and, based on operational needs, can easily be incorporated into the Company's remote access security solutions.

           SNS/2000   FEATURE/FUNCTION/BENEFIT  SET.  The  primary  benefits  of
SNS/2000 include:

SNMP Agent/Proxy
           Standards-based SNMP Proxy alarm reporting for non-compliant legacy devices. Centralized telemaintenance for both voice and data communications networks.
Alarm Reporting & Evaluation
           Distributed Rules Based (Intelligent Agent) alarm filtering to reduce network bandwidth consumption as well as insure delivery of critical alarms/faults.
           Multilevel alarm reporting with programmable escalation to insure prompt response. PBX toll fraud detection and reporting to reduce/minimize toll fraud loss potential.
Remote Maintenance & Monitoring
           Programmed monitoring of device fault tables to enable proactive maintenance activity. Locally executed auto-recovery procedures to reduce costly downtime.
Security
           Secured in-band/out-of-band access to insure network integrity. Secured remote telecommuting access to eliminate unauthorized network access.
Graphical User Interface ("GUI") Based System
           Central GUI based system administration for convenient system management Open DataBase Compliant ("ODBC") compliant
           To allow easy integration with major database offerings (Oracle, Sybase, SQL/Server, Informix, etc.)
Controlled Access & Ethernet Capabilities
           Controlled vendor access for secure out-of-band device management and administration. Ethernet and dial access allowing for redundant access/reporting paths for increased network reliability. Distributed intelligent agent device controllers for reduced bandwidth utilization.
Buffering/Database Capabilities
           Central relational database with ad hoc report generation for convenient activity/utilization analysis. Buffering system for storage/retrieval of data (i.e. CDR Records, Critical Logs, etc.)

           SENTINEL 2000. The flagship member of the Company's new family of SNS/2000 products. In the first quarter of fiscal 1997, MicroFrame introduced the Sentinel 2000. The Sentinel 2000 is a stand-alone, secure multi-port programmable Remote Site Element Manager.

It comes complete with integrated application software designed to provide alarm/fault monitoring, security and remote access for controlling/managing remote voice and data network elements via their out-of-band dial-up maintenance ports as well as via in-band Ethernet connectivity. The system provides device alarm/fault monitoring and reporting, SNMP management and SNMP proxy functionality, PCMCIA high speed modem(s) plus Ethernet connectivity, environmental monitoring and control, and secured in-band/out-of-band access to device maintenance and control ports. The Sentinel 2000 is a comprehensive site element management solution that facilitates convenient, reliable, remote network element telemanagement and telemaintenance of voice and data networks.

A powerful and comprehensive offering, based on the Motorola 68360 Multi controller processor chip, the Sentinel 2000 is easily administered and maintained with the Company's new GUI-based Manager 2000 software product offering. The Sentinel 2000 integrates a wide range of applications which provide for robust Remote Network Management of a wide range of network elements (either directly or via an SNMP proxy function), Access Security, Alarm Management, Environmental Monitoring and Control, PBX Toll Fraud Detection and Remote Device Reboot and power management capabilities.

The Company has enjoyed early and strong acceptance of the Sentinel 2000 from such companies as MCI, AT&T, Vyvx, Ameritech, U.S. West, TeleFinland, Kaiser Permanente, and Telstra Australia. In fiscal 1997, the Company shipped approximately 1,100 units of the Sentinel 2000, generating net revenues of approximately $2,670,000, representing 36% of the Company's net revenues for the year.

             MANAGER 2000. During the fourth quarter of fiscal 1997, the Company introduced a second member of the SNS/2000 family of products - Manager 2000. Manager 2000 is a set of software applications that collectively provide a comprehensive solution for remote site management, and the servicing of real-time alarms being generated by remote monitoring equipment. Manager 2000 integrates the Sentinel 2000 and IPC/Secure Sentinel programmable remote site managers with central-site management tools to provide maintenance managers and technicians with a seamless network overview. Manager 2000 automates many time-consuming remote management tasks for a faster response time, improved fault isolation, identification and resolution, and differentiation of critical and non-critical events. In conjunction with Sentinel systems, Manager 2000 can limit access to maintenance ports and devices to authorized individuals only. The authorized access is controlled at the central management site. This permits frequent changes and the assignment of temporary privileges to outsiders. Manager 2000 features include Alarm Processing, Trouble Ticket Management, Secured Remote Site Access, Security, Remote Site Administration. All of this is done based on industry standard architecture (Windows 3.1, Windows/95, Windows N/T, ODBC, etc.), and is designed for scalability.

Other Products and Markets
--------------------------

             The Company's first major product success, the DL-4000(TM), was introduced in 1986 and is designed to protect mainframe computers from unauthorized dial-up access. Since that time, more than 1,000 units have been installed worldwide and the product continues to be a part of the Company's product offerings.

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

             Beginning in 1991, the Company determined that an additional related market opportunity was developing with the proliferation of PBXs, voice mail systems and other privately-owned voice communications systems and security devices. The Company believes that theft of long distance telephone services ("toll fraud") through unauthorized access to these devices has resulted in substantial losses and thus the support of PBXs through the development and marketing of data communications security products is a good business to be engaged in due to customer demand for greater system reliability, protection against toll fraud and security against network intrusion.

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

             After initiating discussions with major PBX suppliers, the Company developed a group of products, referred to as "Intelligent Port Controllers" ("IPC"), designed to provide security for these dial access remote ports. Among these products are a Remote Port Security Device (RPSD(TM)), which was designed and manufactured exclusively for AT&T (now Lucent Technologies), beginning in 1991 and the Secure Sentinel(TM) family of devices, which were introduced by the Company in 1992.

             The RPSD is provided on an original equipment manufacturer ("OEM") basis under Lucent Technologies' own label, as a security device for Lucent Technologies' Definity PBX. Over 16,200 RPSD units have been shipped to Lucent Technologies since 1991 and the Company has begun shipping the product to other customers as well. During fiscal 1997, sales from the RPSD product line were responsible for approximately 15% of the Company's overall revenue.

             The Secure Sentinel(TM) is a family of programmable hardware platforms which combine security management of remote maintenance ports, protection against toll fraud, a comprehensive range of fault and alarm reporting functions and real-time call detail record analysis. Since its introduction, the Company has expanded both the number of Secure Sentinels(TM) offered and the functionality of each, shipping more than 10,900 units which has accounted for more than $13,000,000 in revenue. During fiscal 1997, sales from the Secure Sentinel(TM) product line were responsible for approximately 35% of the Company's overall revenue.

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


OVERALL TARGET MARKETS

             The Company believes its products are well positioned to take advantage of what it believes are current significant trends in data communications and voice communications networks. In the Company's view, organizations are seeking to increase productivity by providing sophisticated communications networks which connect all of their separate units, whether locally, nationally or internationally. As the price of equipment decreases and power increases, such networks become cost effective, justifiable and possible for more and more groups, and it becomes feasible to introduce sophisticated networks into technologically less advanced regions regardless of size. At the same time more of the organizations' data and other resources are being made available to more users by means of these systems. These market dynamics are causing networks to become an ever increasing and vital source of revenue generation as well as employee productivity. Therefore, proactive management of these networks to insure network availability, which, in turn supports employee productivity as well as revenue generation, is increasingly becoming a necessary imperative for all companies. Because of these market factors, the Company believes that the security and network management issues resulting from this growth will generate demand for the Company's products.


REMOTE NETWORK MANAGEMENT AND REMOTE TELEMAINTENANCE MARKETS

             The requirement for increased service levels and overall network availability, especially for mission-critical networks, has created a rapidly growing market demand for remote element network management and distributed device management. Remote element network management offerings include alarm monitoring systems which monitor network elements and their internal diagnostic routines and fault tables, determine alarm status, and automatically execute appropriate reporting and/or corrective action procedures.

             Alarm Monitoring: With the Sentinel 2000 and Secure Sentinel(TM), alarms can be transmitted/reported to central network management systems (such as Cabletron's Spectrum, HP's Openview, IBM's Netview, etc.), trouble ticket management packages (such as offered by Remedy), a single or multiple PCS (personal communication system), personal pagers, etc. as well as provide for an alarm to be escalated to ensure timely response. The Sentinel 2000 and Secure Sentinel(TM) also allows programmed administration of the host devices via their maintenance port connection.

             Alarm Reporting: This provides for automatic transmission of information regarding network element statuses, alarms, etc. It allows for automatic escalation of alarms when there is no response. Information may be automatically transmitted to computers via modem, or to humans via pager and recorded voice.

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

             Environmental Monitoring and Control: Since communications equipment is sensitive to changes in the physical environment, the Sentinel 2000, as well as the Secure Sentinel(TM), can be enhanced to monitor changes in temperature, humidity, moisture, battery voltage, LED indicators and other similar environmental indicators to determine if current trends exceed pre-set limits. If such limits are exceeded, the device can be programmed to issue an appropriate alarm or take corrective action using multiple internal relays to activate necessary environmental controls.


SECURITY MARKET

             As previously noted, widely distributed data and voice communications networks incorporate numerous network elements and devices with dial-in ports. The Company offers a variety of products, Manager 2000 and SeGaSys(TM), which when combined with the Sentinel 2000 and/or Secure Sentinel/IPCs, permits centralized control for secure remote access to all ports on the network. All users (such as maintenance providers and others authorized to service or administer devices in the network) dial a single telephone number and/or are connected/authorized in-band for access. Upon successful validation of access for the requested device, the user is automatically routed to the target device by Manager 2000 and/or SeGaSys(TM). This eliminates the security risk inherent in providing lists of telephone numbers and access codes for numerous devices, as well as reduces the burden of administering many remotely located security devices. Once authenticated and routed, the transaction (including session activity, if desired), is logged to a central database, available for audit review and analysis.

             The Sentinel 2000 and IPC family of products - the Secure Sentinel(TM) and the RPSD, are designed to secure the maintenance and administration ports on a wide variety of network elements and communications equipment. In addition to preventing unauthorized access through these ports, the products can be customized to provide the following features:

             Security Management: Provide a secure path to network elements both via in-band (Ethernet) as well as out-of-band (dial up) protocols.

             PBX Toll Fraud/Abuse Control: PBXs and voice mail systems frequently permit dial-in users access to outbound trunk lines to enable users to take advantage of a company's WATs lines or similar services. However, abuse of these services can result in substantial charges. The product offerings can be programmed to monitor and analyze all dial-in call activity to determine if current activity exceeds specified parameters or selected criteria indicative of potential toll fraud or abuse. If the activity exceeds the parameters, the system issues an alarm to the appropriate personnel or initiates protective procedures.

             The DL-4000 can be used to secure dial-up access to any host computer, LAN or WAN by monitoring and centrally administering up to 4,096 dial-up "ports" or telephone access points located in up to 256 locations. The SDS(TM), as noted above, expands the number of users and other features of the DL-4000 by incorporating the same technology into a personal computer. Using "open system" software, the products allow the system administrator to configure each channel separately with one or more access control technologies as required by the application assigned to the channel or as preferred by the user.

             The Sentinel 2000, IPC and SeGaSys(TM) (DL-4000 and the SDS(TM)) incorporate a comprehensive, high level programming language and program editor developed specifically for these products, which is referred to as the Communication Control Language ("CCL"). This language allows standard programs incorporated into these products to be modified or enhanced easily to meet specific customer requirements. The incorporation of CCL into these products also facilitates the introduction of additional product enhancements.


SUPPORT SERVICES

             In addition to the normal training, installation and repair services provided for all of its products, the Company also provides its customers with consulting, specialized programming and turnkey installations.


MARKETING AND DISTRIBUTION

             The Company believes that the markets for remote element network management, distributed device management, and security are rapidly emerging and growing. Therefore, the Company is approaching each of these markets with an integrated marketing strategy. The SNS/2000 family of products, the DL-4000 and the SDS(TM), data communications security products, have been sold and will continue to be sold to major telecommunications companies, networking companies, network security customers, systems integrators, facility managers and others, via its direct sales organization, in-house telemarketing efforts and selected distributors.

             In fiscal 1995, the Company commenced expansion of its direct sales force and its network of distributors into major geographic markets in the United States as well as internationally. As this sales and distribution network is established and continues to grow, the telemarketing effort will be redirected to generate sales leads by the Company and to provide support for the field organization. In addition, the Company will look to continue to expand its channels of distribution via major systems integrators, facilities management companies and network outsourcers.

             With respect to the communications security market, the Company recognized that product sales could be effected more economically if major telecommunications companies could be convinced to promote the products to their own customers. The Company has been successful in establishing contractual relations in the United States with Lucent Technologies, MCI, Southwestern Bell, US WEST and Ameritech. During fiscal 1995, the Company expanded its distribution into Canada through a non-exclusive distribution agreement with TTS Meridian Systems, Inc. of Willowdale, Ontario, a Northern Telecom subsidiary. The Company expects to continue seeking additional arrangements with the other network element and PBX systems vendors and distributors in North America.

             In connection with the foreign distribution of its products, the Company appointed EBA of Brussels, Belgium in November 1993, as its exclusive sales representative for Europe to provide sales and technical support to the Company's authorized distributors and to directly sell the Company's products to accounts in that region. In September 1995, the Company acquired through MicroFrame Europe NV, its wholly-owned subsidiary, all of the issued and outstanding shares of capital stock of EBA. In fiscal 1995, the Company signed a five-year agreement with LM Ericsson ("Ericsson") of Stockholm, Sweden, a global telecommunications equipment manufacturer and distributor. Ericsson has qualified for use and will promote the Company's Secure Sentinel products with Ericsson PBX equipment, worldwide, with an initial roll-out in Europe, the Pacific Rim and the United States. During fiscal 1995, a three-year distribution agreement was also entered into with Racal Australia PTY, Ltd. ("Racal Australia") of Brookdale, South Wales, Australia, a wholly-owned subsidiary of Racal Electronics plc of the United Kingdom. Racal Australia, which provides data communications, data security and digital cellular equipment throughout the Pacific Rim, will distribute the Company's product line throughout Australia, New Zealand, Singapore and Hong Kong. Additionally, during fiscal 1995, the Company signed its first distribution agreement in Eastern Europe with Netlink of Prague, in the Czech Republic. With the acquisition of EBA in place and the maturation of the agreements consummated in previous years, the revenues related to the international segment were approximately $1,310,000 (21% of Total Revenues) in fiscal 1996 and approximately $1,530,000 (21% of Total Revenues) in fiscal 1997.


COMPETITION

             The markets for remote element network management, distributed device management as well as security products to monitor and control access to computer and telecommunications network elements are highly competitive. There can be no assurance that the proprietary technology which forms the basis for most of the Company's products will continue to enjoy market acceptance or that the Company will be able to compete successfully on an on-going basis.

             The Company believes that the principal factors affecting competition in these markets are: (1) the products' ability to conform to the network topologies and/or computer systems; (2) the products' ability to avoid technological obsolescence; (3) the willingness and the ability of a vendor to support customization, training, and installation; and (4) the price.

             Although the Company believes that its present products and services are competitive, the Company competes in its general markets with a number of large computer, electronics and telecommunications manufacturers which have financial, research and development, marketing, and technical resources substantially greater than those of the Company. The Company also faces competition from a variety of niche market players. In security situations, they include Security Dynamics, Inc., Digital Pathways, Inc. and the Lee Mah Data Systems Corp. In remote network management and telemaintenance situations, they include TSB International, Inc. and Teltronics, Inc. Such companies may succeed in producing and distributing competitive products more effectively than the Company can produce and distribute its products, and may also develop new products which compete effectively with those of the Company.


SOURCES AND AVAILABILITY OF MATERIALS

             The Company designs its products utilizing readily available parts manufactured by multiple suppliers and the Company currently relies on and intends to continue to rely on these suppliers. The Company has been and expects to continue to be able to obtain all of the parts required to manufacture its products, without any significant interruption or sudden price increase, although there is no assurance of this.

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


DEPENDENCE ON PARTICULAR CUSTOMERS

             The Company sells a substantial portion of its products to two customers, Lucent Technologies and MCI. Sales to Lucent Technologies and MCI represented 16.8% and 17.1%, respectively, of the Company's revenue in fiscal 1997. This is down from 23.8% and 24.8%, respectively, in fiscal 1996. The loss of either of these customers could have a material adverse effect on the Company's business. The improvement of fiscal 1996 (the first time in three years where the total percentage of revenues generated to these two customers fell below 50%) continued in fiscal 1997, as the combined percentage dropped to 34%. This is attributable to two factors: (1) a reduction in absolute revenues of approximately $550,000 (18%) from year to year from these two customers; and
(2) an increase in North American revenues, exclusive of these two customers of approximately $1,400,000 (68%).

             The Company's installed customer base is estimated to number over 200 companies constituting more than 2,300 customer sites worldwide. In the United States, virtually all of the Company's customers are Fortune 1,000 industrial companies and large U.S. financial institutions. Customers in the U.S. represented approximately 79% of the Company's revenue in both fiscal 1997 and fiscal 1996.

             Under an agreement with Lucent Technologies, the Company has been manufacturing the RPSD for Lucent's resale to its PBX customers. As of the fiscal year ended March 31, 1997, Lucent had purchased and installed more than 16,200 RPSD units.

             In fiscal 1996, MCI and the Company expanded their relationship across multiple operating units within MCI, including that unit responsible for outsourcing and MCI's joint venture with British Telecom, known as Concert, as well as with SHL Systemhouse of Calgary, Canada.


INTELLECTUAL PROPERTY, LICENSES AND LABOR CONTRACTS

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

             Microframe's name and the Secure Sentinel are registered trademarks of the Company filed with the United States Patent and Trademark Office ("PTO"). The Company also has trademark applications pending with the PTO for SeGaSys, Sentinel 2000, Sentinel 2000S, Manager 2000, PassKEY, SofKEY, Secure Network Systems 2000, the MicroFrame Logo, the MicroFrame Wizard and the tagline "We Bring Wizardry To Remote Network Management." Provided there is no opposition, these trademarks shall be registered.

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

             The European Community has developed a similar set of requirements for its members and the Company has begun the compliance process of its products for Europe.

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


RESEARCH AND DEVELOPMENT ACTIVITIES

             During fiscal 1997, the Company continued development of its "next generation" of products built on an entirely new architecture to ultimately replace its IPC products - the Secure Sentinel(TM) and RPSD - referred to collectively as SNS/2000. As discussed previously, this family of products is designed to address the growing demand for remote element network management and security of mission-critical integrated voice and data networks. Research and development expenses were $893,852 in fiscal 1997 and $713,441 in fiscal 1996.


COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

             The Company's business is not subject to regulations involving discharge of materials into the environment.


EMPLOYEES

             As of June 6, 1997, the Company had 37 employees, all of whom are full-time employees, and of which 12 are technical personnel, 10 are in sales, marketing and support, 6 are in production and 9 are in executive, financial and administrative capacities.


ITEM 2.      DESCRIPTION OF PROPERTY.

             The Company currently leases 8,900 square feet of space at 21 Meridian Road, Edison, New Jersey for its administrative, sales and marketing, and research and development functions (the "Lease"). The Lease provides for a monthly rental of $5,429 and shall expire on June 30, 1999.

From the period commencing July 1, 1997 until June 30, 1999 the total monthly rental shall be $5,579 per month. An additional 2,000 square feet of office space and 2,600 square feet of warehouse space is currently leased to another tenant with a concurrent expiration date of June 30, 1999. The Company is the sole guarantor for the full performance of this tenant through the expiration date.

             In addition, the Company currently leases 5,112 square feet of space at 300E Corporate Court, South Plainfield, New Jersey for its finance, manufacturing, and warehousing functions. This lease provides for a monthly rental of $3,408 and shall expire on June 30, 1999.

             In addition, the Company currently leases 245 square meters of office space in Antwerp, Belgium for its European operating headquarters.. This lease provides for a monthly rental of 81,083 Belgian Francs per month US$2,316 at an exchange rate of 35BEF to 1US$) and shall expire on July 31, 2005, with an option to the Company to terminate the lease on either July 31, 1999 and again on July 31, 2002.


ITEM 3.      LEGAL PROCEEDINGS.

             The Company reached a settlement with the New York State Department of Taxation and Finance in April 1997 as it related to a sales tax assessment of $227,392 received in a Notice of Determination in March 1996. The settlement amount of $55,513 was paid in full as of April 1997.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

             The Company's Common Stock commenced trading on August 17, 1995 on the NASDAQ SmallCap Market under the symbol "MCFR". Prior to that date, the Common Stock was not traded on any registered national securities exchange, although several registered broker-dealers made a market in the Common Stock. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market as reported by National Quotation Bureau through August 16, 1995 and by NASDAQ from August 17, 1995 through March 31, 1997. The quotations set forth below do not include retail markups, markdowns or commissions and may not represent actual transactions.


                                          HIGH            LOW
                                          ----            ---
Fiscal 1996
     June 30                             $2.88           $2.00
     September 30                         3.13            2.56
     December 31                          2.63            1.41
     March 31                             1.88            1.56

Fiscal 1997
     June 30                             $2.88           $1.75
     September 30                         2.25            1.06
     December 31                          2.56            1.50
     March 31                             2.44            1.56



HOLDERS

             The  Company   believes  that  as  of  June  11,  1997  there  were
approximately 373 record holders of its Common Stock (including brokers holding in street name).


DIVIDENDS

             The Company has not paid any cash dividends on its Common Stock during the two fiscal years ended March 31, 1997 and March 31, 1996. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

             Under the terms of the Company's credit agreement with United National Bank (which acquired Farrington Bank, the original lender), the Company may not, without the prior written consent of United National Bank, declare or pay any dividends in cash or otherwise on any shares of stock of the Company.


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS.

             A number of statements contained in this Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include but are not limited to the recent introduction of, and the costs associated with, a new product line; dependence on the acceptance of this new family of products; risks related to technological factors; potential manufacturing difficulties; dependence on certain third parties; a limited customer base; and liability risks.


PLAN OF OPERATION

             During the next 12 months, the Company will continue its effort to expand its existing customer relationships and marketplace penetration, while tightly controlling operating costs. The Company will place substantial emphasis on the distribution of its new family of products, continued international business expansion and continuing its successful two-year trend of reducing its reliance on two major customer organizations.

             During fiscal 1997, the Company continued development of a new generation of products based on more advanced technology. The products were formally introduced at an industry trade show to enthusiastic customer reception in January, 1996. The new network management product family, known as SNS/2000, integrates network management, security management, and fault management, as well as problem resolution into a powerful suite of network management solutions. This technology will allow for increased operational integrity and access to voice and data networks. The Company began shipment of the new finished tested product of this next generation product family, the Sentinel 2000 in May, 1996 and volume production shipments began in June, 1996. Approximately 1,100 units of the Sentinel 2000 were shipped in fiscal 1997. In January, 1997, another member of the SNS/2000 family, the Manager 2000 , was introduced. Manager 2000 is a set of software applications that collectively provide a comprehensive tool for remote site management, and the servicing of real-time alarms being generated by remote monitoring equipment.

             The Company believes this next generation of products is beginning to create the foundation and growth that will help the Company meet its goals and objectives in the coming years. With the addition of several major new customers, the Company continues to strengthen its established worldwide customer base which includes major U.S. and International telecommunications providers, PBX vendors, financial institutions, Fortune 500 companies and numerous governmental agencies.

The Company has more than 2,300 installations across North America, South America, Europe and the Pacific Rim. The September 1995 acquisition of EBA has caused the Company to focus more on expanding the international customer base. Based in Brussels, Belgium, EBA had acted as the Company's exclusive sales representative in the European market since November, 1993, providing both sales support and technical support to the Company's authorized distributors, as well as selling directly to accounts in the region. During the latter part of fiscal 1996, the Company's international revenue stream increased as it capitalized on relationships with new global PBX suppliers including LM Ericsson of Stockholm, Sweden and Alcatel Bell of Antwerp, Belgium. A major new contractual relationship was formed in fiscal 1997 as a result of this improved focus. After announcing this new relationship with TELE Business Communications of Finland, a subsidiary of Telecom Finland, in November, 1996, the Company proceeded to ship over $260,000 of product, primarily the Sentinel 2000, in the last four months of the fiscal year. Additionally, it expanded its distribution in the Pacific Rim with a significant increase in shipments to Racal Australia.

             The major concern of the Company over the past several years was alleviated to a significant extent in fiscal 1997. The reliance on two major customers, MCI and Lucent Technologies (formerly AT&T), for a significant portion of its current revenue stream, was reduced as the Company forged several strong new relationships domestically. The most significant of these was the new contractual relationship formed in September 1996 with US WEST Communications Services. Over the second half of fiscal 1997, shipments to US WEST exceeded $600,000, all of it derived from the SNS/2000 family, both Sentinel 2000 and Manager 2000. Ongoing solid relationships, primarily with Southwestern Bell Communications, were maintained. Relationships begun in fiscal 1996 improved, the primary example being Ameritech Information Systems. Finally, other new relationships were formed, including Vyvx, Inc. and Sprint Communications. As a result, overall revenues generated from the Company's two primary customers has dropped from 60% in fiscal 1995 to 49% in fiscal 1996 to 34% in fiscal 1997. However, these customers are still the two largest, and therefore, significantly important to the Company. Its relationship with MCI extends to multiple operating units within the organization, each with divergent business needs and different market characteristics. The Company ships multiple products to MCI for security and alarm management of various internal switch installations, including shipments to Concert Global Networks, MCI's joint venture with British Telecom, as well as to various outsource relations which MCI manages. In its relationship with Lucent Technologies, the Company has been manufacturing RPSDs for Lucent's resale to its PBX customers. The RPSD is a secured access product, provided under Lucent's own label, custom designed to operate with Lucent's PBX, Key Systems and Voice Processing products, primarily the Definity product line. As of the fiscal year ended March 31, 1997, Lucent had purchased and installed more than 16,200 RPSDs since 1991. In October, 1995, the Company signed a two-year renewal of an OEM agreement, through which Lucent purchases RPSDs. The Company expects to continue the growth and development of its domestic customer base outside of these two primary customers in fiscal 1998.

             The Company's employee base dropped from 42 full-time employees in fiscal 1996 to 37 full-time employees during fiscal 1997. It is anticipated that the number of employees will increase throughout fiscal 1998 as the desired return to profitability is achieved. These additional resources would be devoted primarily to the marketing and development of a more extensive system integration capability which would enable the Company to gain an increasing share of the market. Due to the growth which the Company experienced in fiscal 1995, an additional facility in South Plainfield, New Jersey was leased with expiration terms concurrent with its existing lease in Edison, New Jersey. The operations group relocated to this facility in August, 1995. The Company's European operation also moved to a new, larger facility in Antwerp, Belgium in August, 1996. The Company feels that it has space adequate to meet its growth requirements for the foreseeable future.

             The Company believes that as data and voice networks continue to grow and companies grow more reliant on these networks for revenue generation and employee productivity, the recognition of system vulnerability will continue to increase and the Company's products will be in greater demand. After the unsatisfactory performance in fiscal 1996, the Company rebounded in fiscal 1997, achieving Management's primary mission for the year of returning the Company to profitability. The Company believes many significant events occurred to position the Company for future growth.


RESULTS OF OPERATIONS

Fiscal Year 1997 Compared to Fiscal Year 1996
---------------------------------------------

             The Company's revenues for fiscal 1997 were $7,343,624 versus revenues of $6,258,243 for fiscal 1996, an increase of 17.3%. The increase in revenues is primarily attributable to the significant expansion of the Company's customer base outside of its two major customers, MCI and Lucent Technologies, especially in the United States. Net revenues generated in the U.S., excluding MCI and Lucent increased from approximately $1,910,000 to $3,330,000 which represented a 74% increase from year to year. The Company also showed significant growth in the Pacific Rim, where net revenues (primarily attributable to one major customer, Racal Australia) increased over threefold from $98,000 to $350,000.

             The Company's cost of sales increased from $2,789,855 for fiscal year 1996 to $2,903,705 for fiscal year 1997. However, cost of sales as a percentage of sales decreased from 44.6% for fiscal 1996 to 39.5% for fiscal 1997. This substantial decrease is primarily the result of a reduced provision for inventory obsolescence (from $176,660 to $75,000, or approximately 1.0% of revenue), a reduction in capitalized software amortization (from $279,000 to $163,000, or approximately 1.6% of revenue), and a general improvement in purchasing and materials efficiencies, which is responsible for the remaining 2.5% reduction. It is important to note that this improvement was achieved despite the initial volume shipments of the Sentinel 2000. As new product introductions generally carry higher initial costs, the Sentinel 2000 was no exception. These initially lower gross margins were offset by improvements in the Company's mature product lines. As the Sentinel 2000 matures, it is reasonable to expect an improvement in gross margins as volume manufacturing and purchasing efficiencies are achieved.

             Selling, general and administrative expenses decreased from $4,043,356 for fiscal 1996 to $3,355,961 for fiscal 1997, a decrease of 17.0%.
As a percentage of revenues, the decrease was more pronounced as this reduction occurred while revenues increased. Fiscal 1997 showed an improvement to 45.7% of sales from 64.6% of sales in fiscal 1996. While approximately $250,000 of the decrease was related to the one-time adjustments recorded at the end of fiscal 1996, the major factor contributing to this decrease was the Company's commitment to reduce administrative overhead in order to achieve its targeted goal for fiscal 1997 of a return to profitability.

             Research and development costs, net of capitalized software development, rose from $713,441 during fiscal year 1996 to $893,852 in fiscal year 1997. As a percentage of sales, the Company's research and development costs increased from 11.4% in fiscal year 1996 to 12.2% in fiscal year 1997. This increase is directly attributable to the Company's increased activity related to the development of the SNS/2000 family of products introduced in fiscal 1997.

             The income tax benefit of $141,165 in fiscal 1997 and the income tax provision of $574,900 in fiscal 1996 relates to the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes." This Statement, issued in February 1992, and adopted by the Company effective April 1, 1993, requires deferred tax assets and liabilities to be recorded for the difference between the financial statement and tax bases of assets and liabilities ("temporary differences") using enacted tax rates. The Statement also requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." Due to the operating loss in fiscal 1996, the realization of the deferred tax asset was more uncertain and, as a result, the Company provided a full valuation allowance against deferred tax assets at March 31, 1996. At March 31, 1997, the deferred tax asset and related valuation allowance have been reduced primarily due to the utilization of Federal and state net operating loss carryforwards.


Fiscal Year 1996 Compared to Fiscal Year 1995
---------------------------------------------

             The  results  for  fiscal  1996  were  well  below  the   Company's
expectations. An operational loss of approximately $800,000 was supplemented by fourth quarter adjustments of approximately $1,200,000. The $800,000 loss was directly related to the quarter ended September 30, 1995 when revenues were negatively impacted by two simultaneous events at its two major customers: a "capital spending freeze" at MCI Communications and an "overstocked" position regarding the Company's products due to a change in sales strategy at Lucent Technologies. The Company's performance in the other three fiscal quarters was approximately at a break-even level in terms of operating results. However, in the quarter ended March 31, 1996, the Company recorded the following adjustments: (1) a $575,000 valuation allowance against the deferred tax asset on the books at March 31, 1995; (2) a $150,000 provision for inventory obsolescence as the Company began phasing out existing product lines in preparation for the introduction of the SNS/2000 family of products; (3) a $100,000 write-off of certain capitalized software costs; (4) a $100,000 provision related to a sales tax assessment by the State of New York which the Company contested; (5) a $120,000 provision related to the separation of an officer; and (6) a $100,000 provision related to the Company's vacation accrual. In addition, several minor adjustments totalling $50,000 were made.

             The Company's revenues for fiscal 1996 were $6,258,243 versus revenues of $7,126,391 for fiscal 1995, a decrease of 12.2%. The decrease in revenues is attributable to decreased sales of the Company's products to both MCI and Lucent Technologies. The decrease of approximately $1.300,000 (from $4,300,000 to $3,000,000) represented a 29% reduction from the previous fiscal year. The majority of the shortfall occurred in the quarter ending September 30, 1995, with the remainder of the year stabilized at expected levels. In fact, sales to all other customers increased to approximately $3,300,000 in fiscal 1996 from approximately $2,800,000 in fiscal 1995, representing an 18% increase. Of this total, international sales increased to approximately $1,300,000 from approximately $950,000 in fiscal 1995, representing a 38% increase from fiscal 1995 to fiscal 1996.

             The Company's cost of sales decreased from $3,015,520 for fiscal year 1995 to $2,789,855 for fiscal year 1996. Cost of sales as a percentage of sales increased from 42.3% for fiscal 1995 to 44.6% for fiscal 1996 as a result of provisions for excess and obsolete inventory of approximately $150,000, or 2.4% of revenue, as well as an increase of approximately $130,000, or 2.1% of revenue, in capitalized software amortization. Exclusive of these two items, the Company continued its positive trend begun in fiscal 1995 of reducing direct material and labor costs over the course of fiscal 1996.

             Selling, general and administrative expenses increased from $3,048,224 for 1995 to $4,084,254 for 1996, an increase from 42.8% to 64.6% as a percentage of sales. The major factors contributing to this increase were (1) the expansion of senior management and the domestic sales force late in fiscal 1995 and early in fiscal 1996 in preparation for the anticipated growth which did not materialize; and (2) costs associated with the separation of employees from the Company as part of the austerity measures implemented in the second half of the fiscal year. The Company's acquisition of its European subsidiary did not have a material effect on the Company's financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

             During fiscal 1997, the Company's financial position improved substantially as assets increased from $3,558,171 to $4,682,373, and the Company's working capital increased from $837,064 to $2,381,178, net of deferred taxes. The primary contributor to this improvement in the Company's working capital position was the completion of the 1996 Private Placement of 860,000 shares of the Company's Common Stock for net proceeds of approximately
$1,030,000. In addition, 241,467 shares of the Company's Common Stock were issued in June 1996 to existing shareholders who had the contractual right to maintain their percentage ownership in the Company. Net proceeds of approximately $300,000 were received from this issuance to existing shareholders. Of these total proceeds from the issuances of stock, $500,000 was used to pay down in full the Company's line of credit which had been outstanding at March 31, 1996. Excluding the net proceeds of the Private Placement, the Company's working capital position improved over $200,000, which approximates the Company's income before income tax benefit for fiscal 1997.

           The Company previously had a credit agreement with CoreStates Bank ("CoreStates") for a credit line of $1,000,000 to finance future working capital requirements, collateralized by accounts receivable, inventory, equipment and all other assets of the Company, as well as a $150,000 credit facility to finance purchases of machinery and equipment, convertible into a three-year secured term loan when utilized. The Company borrowed $124,000 against this facility in November, 1995, at which time this debt was converted into a three-year term loan. As of March 31, 1997, $72,664 remained outstanding on this loan. The Company was informed in June, 1996, that the working capital credit line would not be renewed upon its expiration date of July 31, 1996. The outstanding balance was repaid by the Company on September 5, 1996, in accordance with an agreement with CoreStates. On August 30, 1996, the Company executed a credit agreement with Farrington Bank of North Brunswick, New Jersey (subsequently acquired by United National Bank of Bridgewater, New Jersey). The agreement provides the Company with a $500,000 line of credit to finance future working capital requirements, collateralized by accounts receivable of the Company. The agreement expires on August 30, 1997. No amount of this credit line had been utilized as of March 31, 1997.

             Based on its current cash and working capital position, as well as its available line of credit, the Company believes that it will have sufficient capital to meet its operational needs over the next twelve months.

             In fiscal 1998, the Company will be required to adopt the provisions of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for annual periods ending after December 15, 1997. SFAS 128 establishes standards for the computation, presentation and disclosure requirements for earnings per share. The adoption of this standard is not expected to have a material impact on the Company's reported earnings per share.

ITEM 7.      FINANCIAL STATEMENTS.

             The financial statements required hereby are located on pages F-1 through F-18.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

             None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        Name            Age                Position Held with the Company
        ----            ---                ------------------------------

Stephen M. Deixler       61       Chairman of the Board of Directors, Treasurer

Stephen B. Gray          39       President, Chief Executive Officer,
                                  Chief Operating Officer, Director

Michael Radomsky         44       Executive Vice President, Secretary, Director

William H. Whitney       42       Chief Technology Officer, Assistant Secretary,
                                  Director

Mark A. Simmons          36       Vice President - Operations, Chief Financial
                                  Officer

Robert M. Groll          63       Vice President - Marketing

David I. Gould           66       Director

Stephen P. Roma          49       Director


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

             STEPHEN M. DEIXLER has been Chairman of the Board of Directors since 1985 and served as Chief Executive Officer of the Company from April 1996 to May 1997, as well as from June 1985 through October 1994. He was President of the Company from May 1982 to June 1985. Mr. Deixler served as Treasurer of the Company from its formation in 1982 until September 1993 and since October 1994. Mr. Deixler served on the Board of Directors of Farrington Bank until its acquisition by United National Bank on February 27, 1997. During April 1995, Mr. Deixler sold his interest in Princeton Credit Corporation, a company engaged in the business of buying, selling, and leasing high technology products, to Greyvest Capital Inc., a Toronto Stock Exchange company. Prior to the sale, Mr. Deixler was Chairman of Princeton Credit Corporation. He previously served as President of Atlantic International Brokerage, a leasing company, which is a wholly owned subsidiary of Atlantic Computer Systems, Inc., which was liquidated as a result of the bankruptcy proceedings of its parent company, Atlantic Computer Systems PLC. Prior to holding this position, he was President and sole shareholder of Princeton Computer Associates, Inc. ("PCA"). PCA was a company engaged in the business of buying, selling and leasing of large-scale computer systems as well as functioning in consulting and facilities management and was sold to Atlantic Computer Systems, Inc. in 1988.

             STEPHEN B. GRAY has been President, Chief Operating Officer and a director since April 1996. He was elected to serve in the additional capacity as the Chief Executive Officer in May 1997. He also is a director of MicroFrame Europe N.V. He Served as Senior Vice President-Sales, Marketing and Support of the Company From December 1994 through March 1996. From July 1993 through December 1994, Mr. Gray was an independent consultant, engaged in assisting both private and publicly-held companies with strategy development, internal operational reviews and shareholder value enhancement programs. From September 1988 through June 1993, he held a series of management positions within Siemens Nixdorf USA, the last as Vice President, (reporting to the Chief Executive
Officer and Board of Directors), and a member of the executive committee overseeing Siemens Information Systems businesses in the United States. Prior to joining Siemens, Mr. Gray previously held a series of rapidly progressive
positions  within  IBM  including   various   technical,   sales  and  marketing
assignments.

             MICHAEL RADOMSKY is an original founder of the Company and has been the Executive Vice President and a director since the Company's formation in 1982 and has served as Secretary of the Company since November 1994. He is currently responsible for multiple tasks, the most important being the identification of industry directions, and the technical appropriateness of Company designs as well as products acquired, licensed or jointly developed with others. In addition, Mr. Radomsky has been responsible for the design of network topologies for large corporate customers, ensuring compatibility for future products. Mr. Radomsky has also previously been responsible for the Company's technical support, purchasing and manufacturing operations. Prior to 1989, Mr. Radomsky was responsible for the mechanical and electronic engineering of the Company's products.

             WILLIAM H. WHITNEY is an original founder of the Company and has been the Chief Technology Officer (formerly titled Vice President - Software Development) and a director since the Company's formation in 1982 and has served as Assistant Secretary of the Company since November 1994. Along with Mr. Radomsky, he developed all of the Company's initial products, including the DL-4000 and the IPC product line. As Chief Technology Officer, Mr. Whitney has been responsible for development of hardware and software for all of the Company's standard offerings, including all products being sold through OEM and distributor channels.

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

             DAVID I. GOULD, retired as Vice Chairman of the Board of Directors at the end of April 1995, a position in which he had served since December 1993. He presently is a director of the Company and has been since April 1985 and he is President of Gould Consulting since May 1, 1995. He served as President and Chief Operating Officer of the Company from June 1985 until December 1993. He was Vice President-Marketing of the Company from April 1985 until June 1985. From 1982 until joining the Company in 1985, he was an officer of The Ultimate Corporation ("Ultimate"), a computer manufacturer listed on the New York Stock Exchange, eventually serving as Senior Vice President of Marketing. During his three years at Ultimate, Mr. Gould managed the growth of that company's revenues from $40 million to more than $100 million.

             STEPHEN P. ROMA has been a director of the Company since August 1991 and since August 1994 is the President and Chief Executive Officer of Wow! WorkOut World, a chain of neighborhood Health and Fitness Centers. During April 1995, he sold his interest in Princeton Credit Corporation, a company engaged in the business of buying, selling and leasing high technology products, to Greyvest Capital, Inc., a Toronto Stock Exchange company. Prior to the sale, Mr. Roma was President and Chief Operating Officer of Princeton Credit Corporation. He previously served as Vice President of Sales/Northeast Region of Atlantic Computer Systems, Inc., which was liquidated as a result of the bankruptcy proceedings of its parent company, Atlantic Computer Systems, PLC. Prior to holding this position, he was a principal and President and Chief Operating Officer of Princeton Computer Group, Inc., which was sold to Atlantic Computer Systems, Inc. in 1988.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

             The following persons have failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows: Each of Messrs. Stephen M. Deixler, Stephen P. Roma and David I. Gould filed one late report on Form 5, disclosing the grant of a non-employee stock option pursuant to the Company's 1994 Stock Option Plan, as amended (the "1994 Plan"). Each of Messrs. Stephen B. Gray, Michael Radomsky, William Whitney and Mark Simmons filed one late report, a Form 4 disclosing the grant of a non-plan stock option. Mr. William Whitney has filed two late reports on Form 4, disclosing the sale of stock. During the fiscal year ended March 31, 1997, the Company is not aware of other late filings, or failure to file, any other reports required by Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION.

             The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended March 31, 1997, to those individuals who as of March 31, 1997 served as the Company's Chief Executive Officer during fiscal 1997 and to the Company's four most highly compensated officers other than those who served as the Chief Executive Officer during fiscal 1997 (these five executive officers being hereinafter referred to as the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation                                     Long Term Compensation
                                 -------------------           ---------------------------------------------------------------------
                                                                       Awards                                        Payouts
                                                               --------------------------                   ------------------------
                                                                Other
                                                                Annual       Restricted      Securities                    All Other
Principal                                                       Compen-        Stock         Underlying     LTIP           Compen-
Position                   Year   Salary ($)      Bonus($)     sation($)     Awards(s)($)    Options (#)    Payouts ($)    sation($)
--------                   ----   ----------      --------     ---------     ------------    -----------    -----------    ---------
Stephen M. Deixler         1997      14,000(1)           --        --               --         10,000           --           --
Chairman, Chief            1996          --              --        --               --             --           --           --
Executive Officer(1)       1995          --              --        --               --             --           --           --

Stephen B. Gray            1997     163,386              --        --               --        400,000           --           --
President, Chief           1996     134,675              --        --               --          2,309           --           --
Executive Officer (2),     1995      42,000(2)     2,213(3)        --               --         40,000           --           --
Chief Operating Officer

Michael Radomsky           1997     128,773              --        --               --         90,000           --            541(4)
Executive Vice-            1996     122,800              --        --               --          8,208           --          1,047(4)
President                  1995     111,588        2,910(3)        --               --          1,192           --          1,997(4)

William H. Whitney         1997     128,773              --        --               --         90,000           --          2,318(4)
Chief Technology           1996     122,800              --        --               --          8,136           --          2,152(4)
Officer                    1995     111,588        2,841(3)        --               --          1,209           --          1,997(4)

Mark A. Simmons            1997     116,956              --        --               --         40,000           --          2,105(4)
V-P, Operations, Chief     1996      92,800              --        --               --          6,579           --          1,612(4)
Financial Officer          1995      16,012        1,513(3)        --               --         20,000           --            177(4)

(1)  The Company does not have a written  employment  agreement with Mr. Stephen
     M. Deixler, the Company's Chairman of the Board. However, under an informal agreement, the Company has agreed to pay him $1,000 per day to perform such services as jointly agreed to by the Company and Mr. Deixler, and approved by the Board of Directors. Mr. Deixler ceased to serve as the Chief Executive Officer of the Company on May 19, 1997.

(2) Mr. Gray was elected to serve in the additional capacity as the Chief Executive Officer of the Company on May 19, 1997. Compensation for Mr. Gray includes payments he earned as a consultant of the Company in the amounts of $42,000. Mr. Gray served as a consultant to the Company prior to the time he became a full-time employee pursuant to his employment agreement with the Company dated March 27, 1995.

(3) Represents compensation earned under the Company's Incentive Bonus Plan for the fiscal year ended March 31, 1995 (the "Incentive Plan"). The Incentive Plan covers all Company employees and was effective as of October 1, 1994. The Incentive Plan is based on achievement in three specific areas - Company revenue, Company operating income, and individual/ departmental objectives.

(4)  Represents contribution of the Company under the Company's 401(k) Plan.

                        OPTION GRANTS IN FISCAL YEAR 1997

             The following table sets forth certain information concerning stock option grants during the year ended March 31, 1997 to the Named Executive Officers (after giving effect to the Reverse Stock Split):



                                          Individual Grants
                        --------------------------------------------------------
                                        Percent
                        Number of       of Total
                        Securities      Options
                        Underlying      Granted to      Exercise or
                        Options         Employee in     Base Price    Expiration
      Name              Granted(#)      Fiscal Year     ($/Sh)           Date
      ----              ----------      -----------     ------           ----

Stephen M. Deixler      10,000(1)       (1)             $1.50            9/17/01

                        65,784          5.3%            $1.31                (2)
Stephen B. Gray         400,000         32.3%           $1.16            9/25/06

                        45,850          3.7%            $1.31                (2)
Michael Radomsky        90,000          7.3%            $1.16            9/25/06

                        45,850          3.7%            $1.31                (2)
William H. Whitney      90,000          7.3%            $1.16            9/25/06

                        39,869          3.2%            $1.31                (2)
Mark A. Simmons         40,000          3.2%            $1.16            9/25/06

(1) Represents stock options granted to Mr. Deixler under the 1994 Stock Option Plan in consideration of his service to the Company as a non-employee director. Mr. Deixler is not considered an employee of the Company

(2) Represent options issued under a Time Accelerated Restricted Stock Award Program (TARSAP). These options were terminated by mutual agreement between the Company and the Named Executive Officers on March 31, 1997.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                        AND FISCAL YEAR-END OPTION VALUES

             The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended March 31, 1997 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on March 31, 1997 (after giving effect to the Reverse Stock Split).

                                                                          Value of
                                               Number of Securities       Unexercised
                                               Underlying Unexer-         In-the-Money
                     Shares                    cised Options              Options at
                     Acquired on   Value       at FY-End(#)               FY-End ($)(1)
Name                 Exercise(#)   Realized($) Exercisable/Unexercisable  Exercisable/Unexercisable
----                 -----------   ----------  -------------------------  -------------------------
Stephen M. Deixler   --            --          15,000/5,000               $1,250/$1,250
Stephen B. Gray      --            --          202,309/200,000            $118,000/$118,000
Michael Radomsky     --            --          99,400/0                   $53,100/$0
William H. Whitney   --            --          99,345/0                   $53,100/$0
Mark A. Simmons      --            --          46,579/0                   $23,600/$0

-----------------------

(1) The average price for the Common Stock as reported by the National Quotation Bureau on March 31, 1997 was $1.75 per share. Value is calculated on the basis of the difference between the option exercise price and $1.75 multiplied by the number of shares of Common Stock underlying the options.






COMPENSATION OF DIRECTORS

             On September 17, 1996, each of Stephen M. Deixler, Stephen P. Roma and David I. Gould, the Company's non-employee directors, were granted a non-employee director option pursuant to the Company's 1994 Plan to purchase 10,000 shares of Common stock exercisable as to 2,500 shares upon each three-month anniversary of the date of grant, provided that such individual continues to serve as a non-employee director of the Company on such dates.

             In addition, the Company adopted a policy commencing October 1, 1995, that all non-employee directors traveling more than fifty miles to a meeting of the Board of directors shall be reimbursed for all reasonable travel expenses.


EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL
ARRANGEMENTS

             The Company entered into employment agreements with each of Messrs. Robert M. Groll, Michael Radomsky and William H. Whitney, which commenced as of July 1, 1994 and expire on June 30, 1997. Each agreement provides for a salary of not less than $100,000 per year to continue through the term of the agreement unless terminated for cause. Each agreement also provides each executive during the term with disability payments, reimbursement for reasonable expenses and fringe benefits that generally are available to the Company's executives. Each of the executives has agreed not to disclose any confidential information of the Company during the term of his employment or thereafter and will not compete with the Company for a period of two years following termination of his employment.

             On April 1, 1996, the Board of Directors did not renew the Company's employment agreement with Mr. Lonnie L. Sciambi, the Company's then President and Chief Executive Officer and simultaneously approved a compensation arrangement between the company and Mr. Sciambi to be effective as of such date. See "Certain Relationships and Related Transactions."

             Mr. Simmons has tendered his resignation as an employee and officer of the Company. His resignation is not effective, by its terms, until June 30, 1997.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The following table sets forth the number of shares of the Company's Common Stock, owned by each person or institution who, as of June 11, 1997, owns of record or is known by the Company to own beneficially, more than 5% of such securities, and by the Company's Named Executive Officers and by its Directors, both individually and as a group, and the percentage of such securities owned by each such person and the group. Unless otherwise indicated, such persons have sole voting and investment power with respect to shares listed as owned by them.

Name and Address                      Shares Owned*          Percent of Class
----------------                      -------------          ----------------

Stephen M. Deixler (1)                  750,532                   15.3%
371 Eagle Drive
Jupiter, Florida 33477

David I. Gould (2)                      275,837                    5.6%
10844 White Aspen Way
Boca Raton, Florida  33428

Stephen B. Gray (3)                      202,309                   4.0%
37 Shy Creek Road
Alexandria,  NJ   08867

Michael Radomsky (4)                     313,804                   6.4%
8 Zaydee Drive
Edison, New Jersey 08837

William H. Whitney (5)                   182,159                   3.7%
15 Jackson Avenue
Chatham, New Jersey 07928

Robert M. Groll (6)                       82,913                    1.7%
52 Village Lane
Freehold, New Jersey 07728

Mark A. Simmons (7)                       46,579                    1.0%
218 Victoria Court
Doylestown, Pennsylvania 18901

Stephen P. Roma (8)                      474,399                    9.7%
91 Durand Drive
Marlboro, New Jersey 07748

Special Situations Fund, III, L.P.(9)    855,863                   16.8%

MGP Advisers Limited Partnership (9)     855,863                   16.8%

AWM Investment Company, Inc. (9)       1,170,133                   22.5%

Austin W. Marxe (9)                    1,170,133                   22.5%

Jay Associates LLC (10)                  480,000                    9.3%
1118 Avenue J
Brooklyn, New York  11230

Alpha Investments LLC (11)               336,000                    6.6%
5611 North 16th Street #300
Phoenix, Arizona  85016

Jules Nordlicht (12)                     300,000                     6.1%
255 West Palm Beach
Long Beach, New York  11561

Directors and executive
  officers as a group (8 Persons)       2,328,532                   42.1%



------------------
* All shares and per share amounts have been adjusted to take into account the Company's Reverse Stock Split.

     (1) Does not include 214,436 shares of Common Stock owned by Mr. Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 120,406 shares of Common Stock held by Merrill Lynch Pierce Fenner & Smith custodian f/b/o Stephen M. Deixler, IRA. Includes 17,500 shares of Common Stock which may be acquired pursuant to currently exercisable non-employee director options under the 1994 Plan. Also includes 53,330 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement.

     (2) Includes 50,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted outside the Company's 1984 Stock Option Plan and the 1994 Plan. Also includes 17,500 shares of common Stock which may be acquired pursuant to currently exercisable non-employee director options under the 1994 Plan.

     (3) Includes 200,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted outside the Company's 1994 Plan. Also includes 2,309 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

     (4) Includes 90,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted outside the Company's 1994 Plan. Also includes 9,400 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

     (5) Includes 90,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted outside the Company's 1994 Plan. Also includes 9,345 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

     (6) Includes 10,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1984 Plan. Also includes

          28,745 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the 1994 Plan.

     (7) Includes 40,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted outside the Company's 1994 Plan. Also includes 6,579 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

     (8) Includes 47,877 shares of Common Stock held by Donaldson, Lufkin & Jenrette Securities Corporation custodian f/b/o Stephen P. Roma, IRA. Includes 8,400 shares of Common Stock held by Mr. Roma and his wife as joint tenants. Also includes 17,500 shares of common Stock which may be acquired pursuant to currently exercisable non-employee director options under the 1994 Plan. Also includes 53,330 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement. Does not include 1,200 shares of Common Stock held by Mr. Roma as custodian for his son or 29,108 shares owned by Mr. Roma's wife, some of which are held in Mrs. Roma's individual retirement account, as to which shares Mr. Roma disclaims beneficial ownership.

     (9) Special Situations Fund III, L.P., a Delaware limited partnership (the "Fund"), MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP"), AWM Investment Company, Inc., a Delaware corporation ("AWM"), and Austin W. Marxe have filed a Schedule 13G, the latest amendment of which is dated January 27, 1997. All presented information is based on the information contained in the Schedule 13G, as amended. The address of each of the reporting persons is 153 East 53rd Street, New York, New York 10022. The Fund has sole voting and dispositive power with respect to 855,863 shares; MGP has sole dispositive power with respect to 855,863 shares; AWM has sole voting power with respect to 314,270 shares and sole dispositive power with respect to 1,170,133 shares; and Mr. Marxe has sole voting power with respect to 314,270 shares, shared voting power with respect to 855,863 shares and sole dispositive power with respect to 1,170,133 shares. MGP is a general partner of and investment advisor to the Fund. AWM, which is primarily owned by Mr. Marxe, is the sole general partner of MGP. Mr. Marxe, the principal limited partner of MGP and the President of AWM, is principally responsible for the selection, acquisition and disposition of the portfolio securities by AWM on behalf of MGP, the Fund and another fund that beneficially owns shares included in the shares beneficially owned by AWM and Mr. Marxe. Also includes 267,242 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement held by the Fund and MGP and 364,422 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement held by AWM and Mr. Marxe.

     (10) Includes   320,000   shares   issuable   upon  exercise  of  currently
          exercisable  Class  A  and  Class  B  Warrants  of  the  1996  Private
          Placement.

     (11) Includes   224,000   shares   issuable   upon  exercise  of  currently
          exercisable  Class  A  and  Class  B  Warrants  of  the  1996  Private
          Placement.

     (12) All presented  information is based upon information  contained in the
          Schedule 13G filed in August 1996. Includes 200,000 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Mr. David I. Gould, formerly an executive officer and currently a director of the Company entered into a consulting agreement with the Company which become effective on May 1, 1995 upon the expiration date of his employment agreement on April 30, 1995. The consulting agreement provides for a four-year term, with an automatic one year renewal, and compensation at the rate of $1,000 per day for services provided. The consulting agreement further provides that Mr. Gould will not receive less than $40,000 nor more than $220,000 per year, and that the rendering of any services above $40,000 must be with the prior approval of the Company. In the fiscal year ended March 31, 1997, Mr. Gould was paid $40,000 under this agreement.

             On April 1, 1996, the Company entered into a six-month compensation agreement with Mr. Lonnie L. Sciambi, a former executive officer and director of the Company after not renewing the Company's employment agreement with Mr. Sciambi. The compensation agreement provided for compensation in the aggregate sum of $100,000, as well as certain benefits during the term. In addition, Mr. Sciambi was granted a stock option under the Company's 1994 Plan to purchase 23,196 shares of Common Stock.

             In April 1996, the Company completed the 1996 Private Placement to accredited investors of an aggregate of 1,101,467 Units for gross proceeds of $1,376,933.75, each Unit consisting of one share of Common Stock and one Class A Warrant and one Class B Warrant, each of which are exercisable into one share of Common Stock. Stephen M. Deixler, an executive officer and a director of the Company and Stephen P. Roma, a director of the Company, who each held preemptive rights to purchase Units in this offering, each purchased 26,665 Units at a price of $1.25 per Unit for the aggregate consideration of $33,331.25 Additionally, in connection with the 1996 Private Placement,

Special Situations Fund III, L.P., also the holder of preemptive rights purchased 133,621 Units at $1.25 for the aggregate consideration of $167,026.25.

             In September 1995, the Company formed a wholly owned subsidiary, MicroFrame Europe N.V., which, in turn, acquired all of the issued and outstanding shares of capital stock of EBA of Brussels, Belgium from Marc Kegelaers, its sole shareholder. In connection with such acquisition, MicroFrame Europe N.V. entered into a consulting agreement with Mr. Kegelaers for a term of five years. The consulting agreement provides for a consulting fee in the aggregate sum of U.S. $75,000 annually, with annual 5% increases over the term, as well as the reimbursement of certain expenses during the term.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)  Exhibits and Index of Exhibits


Exhibit No.            Description                                Exhibit Reference
-----------            -----------                                -----------------

3.1         Certificate of Incorporation of the        Incorporated by reference to Exhibit
            Company                                    3.2 of the Form 10-K for the fiscal
                                                       year ended March 31, 1992 (the
                                                       "1992 10-K")

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

3.3         Amendment to Certificate of                Incorporated by reference to Exhibit
            Incorporation filed September 14,          3.3 of the Form 10-KSB for the
            1992                                       fiscal year ended March 31, 1993
                                                       (the "1993 10-KSB")

3.4         Amendment to Certificate of                Incorporated by reference to Exhibit
            Incorporation filed September 20,          3.4 of Amendment No. 1 to the
            1993                                       Registration Statement

3.5         Form of Specimen Common Stock              Incorporated by reference to Exhibit
            Certificate                                3.5 of Amendment No. 2 to the
                                                       Company's Registration Statement
                                                       on Form SB-2 (No. 33-66688)
                                                       dated December 1, 1993
                                                       ("Amendment No. 2 to the
                                                       Registration Statement")

10.1        1984 Stock Option Plan                     Incorporated by reference to Exhibit
                                                       10.4 of the of the Form 10-K for the
                                                       fiscal year ended March 31, 1985









10.2        Amendment No. 2 to 1984 Stock              Incorporated by reference to Exhibit
            Option Plan                                10.5 of the Form 10-K for the fiscal
                                                       year ended March 31, 1986 (the
                                                       "1986 10-K")

10.3        Lease Agreement                            Incorporated by reference to Exhibit
                                                       10.6 of the Form 10-K for the fiscal
                                                       year ended March 31, 1991 (the
                                                       "1991 10-K")


10.4        Stock Purchase Agreement dated             Incorporated by reference to Exhibit
            May 10, 1993 pursuant to Private           10.4 of the 1993 10-KSB
            Placement

10.5        Employment Agreement dated as              Incorporated by reference to Exhibit
            of May 2, 1992 between David I.            10.5 of Amendment No. 2 to the
            Gould and the Company                      Registration Statement

10.6        Loan Agreement between the                 Incorporated by reference to Exhibit
            Company and New Jersey National            10.6 of the 199310-KSB
            Bank

10.7        Letter Agreement dated April 28,           Incorporated by reference to Exhibit
            1993 between the Company and               10.7 of Amendment No. 1 to the
            New Jersey National Bank                   Registration Statement

10.8        Form of Consulting Agreement               Incorporated by reference to Exhibit
            between David I. Gould and the             10.8 of Amendment No. 1 to the
            Company                                    Registration Statement

10.9        Agreement between American                 Incorporated by reference to Exhibit
            Telephone and Telegraph Company            10.9 of Amendment No. 2 to the
            and the Company dated September            Registration Statement
            17, 1993











10.10       Joint Marketing Agreement                  Incorporated by reference to Exhibit
            between MCI Telecommunications             10.10 of Amendment No. 2 to the
            Corporation and the Company                Registration Statement
            dated September 1, 1992, together
            with Amendment No. 1 dated July
            7, 1993

10.11       Employment Agreement dated as              Incorporated by reference to Exhibit
            of January 1, 1994 between                 10.11 of Form 10-KSB for the fiscal
            Michael Radomsky and the                   year ended March 31, 1994 (the
            Company                                    "1994 10-KSB")

10.12       Employment Agreement dated as              Incorporated by reference to Exhibit
            of January 1, 1994 between                 10.12 of the 1994 10-KSB
            William H. Whitney and the
            Company

10.13       Employment Agreement dated as              Incorporated by reference to Exhibit
            of January 1, 1994 between Robert          10.13 of the 1994 10-KSB
            M. Groll and the Company

10.14       Employment Agreement dated as              Incorporated by reference to Exhibit
            of January 1, 1994 between P.              10.15 of Amendment No. 2 to the
            David Bocksch and the Company              Registration Statement

10.15       Amendments to Lease                        Incorporated by reference to Exhibit
                                                       10.15 of the 1994 10-KSB


10.16       Amendment to Loan and Security             Incorporated by reference to Exhibit
            Agreement between the Company              10.16 of Form 10-QSB for the
            and CoreStates Bank, N.A. dated            quarter ended September 30, 1994
            September 8, 1994.

10.17       Consulting Agreement between the           Incorporated by reference to Exhibit
            Company and P. David Bocksch               10.17 to Form 8-K dated November
            dated November 14, 1994                    30, 1994

10.18       Employment Agreement dated as              Incorporated by reference to Exhibit
            of October 11, 1994 between the            10.18 to Form 10-QSB for the
            Company and Lonnie L. Sciambi              quarter ended December 31, 1994









10.19       Incentive Bonus Plan of the                Incorporated by reference to Exhibit
            Company for the fiscal year ended          10.19 to Form 10-QSB for the
            March 31, 1995                             quarter ended December 31, 1994


10.20       Letter from Feldman Sablosky &             Incorporated by reference to Exhibit
            Company to the Securities and              10.20 to Form 8-K dated March 13,
            Exchange Commission relating to            1995
            Item 4 of Form 8-K

10.21       1994 Stock Option Plan                     Incorporated by reference from the
                                                       Company's Proxy Statement dated
                                                       August 15, 1994 for the Company's
                                                       Annual Meeting of Shareholders
                                                       held on September 19, 1994

10.22       Non-Qualified Stock Option                 Incorporated by reference to Exhibit
            Agreement dated December 19,               10.22 of the Form 10-KSB for the
            1994 between the Company and               fiscal year ended March 31, 1995
            Cameron Towey Neilson, Inc.                (the "1995 10-KSB")

10.23       Purchase Agreement dated                   Incorporated by reference to Exhibit
            December 21, 1994 between the              10.23 of the 1995 10-KSB
            Company and Ericsson Business
            Networks AB

10.24       Employment Agreement dated as              Incorporated by reference to Exhibit
            of March 27, 1995 between the              10.24 of the 1995 10-KSB
            Company and Stephen B. Gray

10.25       Letter dated April 5, 1995 from the        Incorporated by reference to Exhibit
            Company to P. David Bocksch                10.25 of the 1995 10-KSB
            terminating his Consulting
            Agreement

10.26       Incentive Bonus Plan of the                Incorporated by reference to Exhibit
            Company for the fiscal year ending         10.26 of the 1995 10-KSB
            March 31, 1996

10.27       Employment Agreement dated as              Incorporated by reference to Exhibit
            of July 1, 1995 between the                10.27 of Form 10-QSB for the
            Company and Mark A. Simmons                quarter ended September 30, 1995









10.28       Lease Agreement dated as of July           Incorporated by reference to Exhibit
            20, 1995 between 46.25                     10.28 of Form 10-QSB for the
            Associates, L.P. and the Company           quarter ended September 30, 1995
            for premises at the Middlesex (New
            Jersey) Business Center

10.29       Share Purchase Agreement (EBA)             Incorporated by reference to Exhibit
            dated September 15, 1995 between           10.30 of Form 10-QSB for the
            Marc Kegelaers and MicroFrame              quarter ended September 30, 1995
            Europe N.V.

10.30       Consulting Agreement dated as of           Incorporated by reference to Exhibit
            September 15, 1995 between Marc            10.31 of Form 10-QSB for the
            Kegelaers and MicroFrame Europe            quarter ended September 30, 1995
            N.V.

10.31       Termination Letter dated                   Incorporated by reference to Exhibit
            September 15, 1995 from                    10.32 of Form 10-QSB for the
            European Business Associates               quarter ended September 30, 1995
            BVBA to the Company

10.32       Letter from Price Waterhouse LLP           Incorporated by reference to Exhibit
            to the Securities and Exchange             10.33 of Form 8-K dated January
            Commission relating to Item 4 of           30, 1996
            Form 8-K

10.33       Form of Purchase Agreement dated           Incorporated by reference to Exhibit
            April 1996 pursuant to the 1996            10.33 of the Form 10-KSB for the
            Private Placement                          fiscal year ended March 31, 1996
                                                       (the "1996 10-KSB")

10.34       Consulting Agreement between the           Incorporated by reference to Exhibit
            Company and Lonnie L. Sciambi              10.34 of the 1996 10-KSB
            dated April 1, 1996

10.35       Fiscal 1997 Incentive Plan                 Incorporated by reference to Exhibit
                                                       10.35 of the 1996 10-KSB

23 (a)      Consent of Coopers and Lybrand LLP         Filed herewith

(b)             Reports on Form 8-K
                None

                          Index to Financial Statements


Report of Independent Accountants.                                           F-1

Consolidated Balance Sheets as of March 31, 1997 and March 31, 1996.         F-2

Consolidated Statements of Operations for the years
ended March 31, 1997 and 1996.                                               F-3

Consolidated Statements of Cash Flows for the years ended March 31,
1997 and 1996.                                                               F-4

Consolidated Statements of Changes in Stockholders' Equity
for the years ended March 31, 1997 and March 31, 1996.                       F-5

Notes to Consolidated Financial Statements.                               F-6-18

                                   SIGNATURES


             In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Edison and State of New Jersey, on June 19, 1997.


                                    MICROFRAME, INC.


                                    By:  /s/ Stephen B. Gray
                                        --------------------------------------
                                        Stephen B. Gray, President, Chief
                                        Executive Officer, and Chief Operating
                                        Officer


             In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Signature and Title
                               -------------------



/s/ Stephen B. Gray
--------------------------------------                             June 19, 1997
Stephen B. Gray, President, Chief
Executive Officer, Chief Operating
Officer (Principal Executive Officer)


/s/ Mark A. Simmons
--------------------------------------                             June 19, 1997
Mark A. Simmons, Vice President -
Operations, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)


/s/ Stephen M. Deixler
--------------------------------------                             June 19, 1997
Stephen M. Deixler, Chairman of the
Board of Directors, Treasurer


/s/ Michael Radomsky
--------------------------------------                             June 19, 1997
Michael Radomsky, Executive Vice
President, Secretary, Director


/s/ William H. Whitney
--------------------------------------                             June 19, 1997
William H. Whitney, Chief Technology
Officer, Assistant Secretary, Director

/s/ Stephen P. Roma
--------------------------------------                             June 19, 1997
Stephen P. Roma, Director


/s/ David I. Gould
--------------------------------------                             June 19, 1997
David I. Gould, Director

                         MICROFRAME, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Report of Independent Accountants                                           F-1


Consolidated Balance Sheets as of March 31, 1997
    and March 31, 1996                                                      F-2


Consolidated Statements of Operations for the years
    ended March 31, 1997 and 1996                                           F-3


Consolidated Statements of Cash Flows for the years
    ended March 31, 1997 and 1996                                           F-4


Consolidated Statements of Stockholders' Equity for
    the years ended March 31, 1997 and March 31, 1996                       F-5


Notes to Consolidated Financial Statements                               F-6-18

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of

MicroFrame, Inc. and Subsidiary:



We have audited the accompanying consolidated balance sheets of MicroFrame, Inc. and Subsidiary (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             /s/ Coopers & Lybrabd, LLP

New York, New York
May 27, 1997

MICROFRAME, INC. AND SUBSIDIARY


Consolidated Balance Sheets
as of March 31, 1997 and 1996

                       ASSETS                               1997           1996
                                                        -----------    -----------
Current assets:
   Cash and cash equivalents                            $   539,214    $    48,302
   Accounts receivable, less allowance for doubtful
   accounts of $100,000                                   1,898,810      1,540,561
   Inventory                                              1,030,343      1,084,870
   Deferred tax asset                                       314,242           --
   Prepaid expenses and other current assets                120,990         77,426
                                                        -----------    -----------

Total current assets                                      3,903,599      2,751,159

Property and equipment at cost, net                         343,123        409,866
Capitalized software, less accumulated amortization
   of $812,257 and $649,332, respectively                   315,568        266,319
Goodwill, less accumulated amortization of
   $16,230 and $5,766, respectively                          85,380         95,844
Security deposits                                            34,703         34,983
                                                        -----------    -----------

         Total assets                                   $ 4,682,373    $ 3,558,171
                                                        ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank borrowings                                         $    42,266    $   538,754
Accounts payable                                            361,537        395,619
Accrued payroll and related liabilities                     280,512        285,651
Deferred income                                             268,518        258,856
Other current liabilities                                   255,346        435,215
                                                        -----------    -----------

         Total current liabilities                        1,208,179      1,914,095
                                                        -----------    -----------

Commitments and contingencies (Notes 8 and 9)
Deferred tax liabilities                                    173,077           --
Long-term debt                                               30,398         72,833

Stockholders' equity:
Common stock - par value $.001 per share;  authorized
  50,000,000 shares, issued 4,839,203 shares and
  outstanding  4,838,803 shares at March 31, 1997
  issued 3,718,075 shares and outstanding 3,717,675
  shares at March 31, 1996;                                   4,839          3,718
Preferred stock - par value $10 per share; authorized
  200,000 shares, none issued                                  --             --
Additional paid-in capital                                6,212,828      4,856,924
Accumulated deficit                                      (2,942,948)    (3,285,399)
                                                        -----------    -----------

                                                          3,274,719      1,575,243

Less - Treasury stock, 400 shares, at cost                   (4,000)        (4,000)
                                                        -----------    -----------

Total stockholders' equity                                3,270,719      1,571,243
                                                        -----------    -----------

      Total liabilities and stockholders' equity        $ 4,682,373    $ 3,558,171
                                                        ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY


Consolidated Statements of Operations
for the years ended March 31, 1997 and 1996

                                                          1997           1996
                                                       -----------    -----------
Net sales                                              $ 7,343,624    $ 6,258,243

Cost of sales                                            2,903,705      2,789,855
                                                       -----------    -----------

Gross margin                                             4,439,919      3,468,388

Research and development expenses                          893,852        713,441
Selling, general and administrative expenses             3,355,961      4,043,356
                                                       -----------    -----------

Income (loss) from operations                              190,106     (1,288,409)

Interest income                                             35,560          3,649
Interest expense                                           (24,380)       (34,917)
Other expense, net                                            --          (99,123)
                                                       -----------    -----------

Income (loss)  before income tax (benefit) provision       201,286     (1,418,800)

Income tax (benefit) provision                            (141,165)       574,900
                                                       -----------    -----------

Net income (loss)                                      $   342,451    $(1,993,700)
                                                       ===========    ===========

Per share data:

  Net income (loss)  per share                         $      0.07    $     (0.54)
                                                       -----------    -----------

  Weighted average number of common shares outstanding   4,968,782      3,703,476
                                                       -----------    -----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY


Consolidated Statements of Cash Flows
for the years ended March 31, 1997 and 1996

                                                                         1997           1996
                                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                  $   342,451    $(1,993,700)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                        360,263        431,739
    Provision for doubtful accounts                                       55,751         89,121
    Provision for inventory obsolescence                                  75,000        176,660
    Deferred tax provision                                              (141,165)       574,900
    Changes in operating assets and libefore effect
      of acquisitions:
        Accounts receivable                                             (414,000)       289,525
        Inventory                                                        (20,473)      (465,863)
        Prepaid expenses and other current assets                        (43,564)       (24,773)
        Security deposits                                                    280         (1,921)
        Accounts payable                                                 (34,082)        10,887
        Accrued payroll and related liabilities                           10,738         40,311
        Deferred income                                                    9,662         56,378
        Other current liabilities                                       (179,869)       347,447
                                                                     -----------    -----------

        Net cash provided by (used in) operating activities               20,992       (469,289)
                                                                     -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                                  (120,131)      (210,304)
  Capitalized software                                                  (212,174)      (333,170)
  Acquisition of European Business Associates, net of cash acquired         --          (50,208)
                                                                     -----------    -----------

        Net cash used in investing activities                           (332,305)      (593,682)
                                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds of short-term borrowings                                         --          500,000
  Proceeds of long-term debt                                                --          124,000
  Repayments of debt                                                    (538,923)       (12,413)
  Issuance of common stock                                             1,341,148          9,425
                                                                     -----------    -----------

        Net cash provided by financing activities                        802,225        621,012
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     490,912       (441,959)


Cash and cash equivalents - beginning of period                           48,302        490,261
                                                                     -----------    -----------

Cash and cash equivalents - end of period                            $   539,214    $    48,302
                                                                     ===========    ===========

Supplemental information:
   Cash paid during period for interest                              $    24,380    $    34,095
                                                                     -----------    -----------

Noncash investing and financing activities: Common stock issued in connection  with  acquisition  of
    European  Business  Associates  and related share earn out
      agreement                                                      $    15,877    $    78,124
                                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY


Consolidated Statements of Stockholders' Equity for the years ended March 31, 1997 and 1996

                                                        Additional                                     Total
                                  Common Stock           Paid-in     Accumulated     Treasury      Stockholders'
                             Shares       Par Value      Capital       Deficit         Stock          Equity
                           -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 1995      3,686,798       $  3687     4,769,406    (1,291,699)        (4,000)     3,477,394
                           -----------   -----------   -----------   -----------    -----------    -----------

Net loss                          --            --            --      (1,993,700)          --       (1,993,700)

Issuances of common stock       30,877            31        87,518          --             --           87,549
                           -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1996      3,717,675         3,718     4,856,924    (3,285,399)        (4,000)     1,571,243
                           -----------   -----------   -----------   -----------    -----------    -----------

Net income                                                               342,451           --          342,451

Issuances of common stock    1,121,128         1,121     1,355,904          --             --        1,357,025
                           -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1997      4,838,803   $     4,839   $ 6,212,828   $(2,942,948)   $    (4,000)   $ 3,270,719
                           ===========   ===========   ===========   ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
For the Years Ended March 31, 1997 and 1996


1.      ORGANIZATION:

        THE COMPANY

        MicroFrame, Inc., founded in 1982, designs, develops and markets a broad range of security, network management and remote maintenance products for voice and data communications networks. By incorporating a variety of hardware and software options for user authentication, these products can deter unauthorized dial-in access to both devices and systems (such as computers, local area networks and Private Branch Exchange telephone switches), while allowing authorized personnel access to perform needed administration and maintenance of host devices and networks from remote locations. The products also provide alarm monitoring and reporting capabilities, a basis for remote network management and maintenance.


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

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        CAPITALIZED SOFTWARE

        The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product.

        The Company capitalized $212,174 and $333,170 of software development costs for fiscal 1997 and 1996, respectively. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from sales of that software, or
        (ii) the straight-line method over the estimated useful life of the product (generally three years). It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term (due to competitive pressures). As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. Amortization expense totaled $162,925 and $278,453 for fiscal 1997 and fiscal 1996, respectively.

        GOODWILL

        Goodwill is being amortized on a straight-line basis over ten years.

        RESEARCH AND DEVELOPMENT COSTS

        The Company charges all costs incurred to establish the technological feasibility of a product or enhancement to research and development expense.

        REVENUE RECOGNITION POLICY

        The Company records revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition" (the "SOP"). In accordance with the SOP, the Company records revenue from product sales upon shipment to the customer if there exists no significant vendor obligations and collectibility is probable. Maintenance contracts are sold separately and maintenance revenue is recognized on a straight-line basis over the period the service is provided. At March 31, 1997 and 1996, the Company has deferred income related to maintenance contracts of $268,518 and $258,856, respectively.

        WARRANTY COSTS

        Warranty costs associated with the sale of hardware and software are accrued at the time of sale. The warranty reserve as of March 31, 1997 and 1996 included in other current liabilities amounts to $35,000 and $25,000, respectively.

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

        FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        LONG-LIVED ASSETS

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company adopted SFAS 121 during fiscal 1997 and there was no material impact on the Company's financial position or results of operations.

        PER SHARE DATA

        The per share data appearing in the statements of operations for the years ended March 31, 1997 and 1996 has been prepared in accordance with the Accounting Principles Board Opinion No. 15. For the year ended March 31, 1997, such amounts have been computed based on the income for the period divided by the weighted average number of shares of common stock outstanding during the period plus the dilutive effects of approximately 238,000 common stock equivalents. For the year ended March 31, 1996, the weighted average number of shares outstanding excludes the number of common shares issuable upon the exercise of outstanding stock options and warrants since their inclusion would have been anti-dilutive.

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        INCOME TAXES

        The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities ("temporary differences") using enacted tax rates in effect for the year in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if it is more likely than not that the asset will be realized in the future.

        RECLASSIFICATION

        The Company has reclassified certain prior year amounts to conform with the 1997 presentation.



3.      INVENTORY:

        Inventory, net of reserve for obsolescence of $200,000 and $150,000 at March 31, 1997 and 1996, respectively, consists of the following:


                                                       1997                 1996
                                                 ----------           ----------


          Raw materials                          $  625,583           $  676,120
          Work-in-process                           374,802              367,820
          Finished goods                             29,958               40,930
                                                 ----------           ----------
                                                 $1,030,343           $1,084,870
                                                 ----------           ----------

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

4.      PROPERTY AND EQUIPMENT AT COST, NET:

        At March 31, 1997 and 1996 property and equipment consists of the following:

                                                     1997              1996
                                                  -----------       -----------

         Demonstration and service equipment      $   832,478       $   727,517
         Furniture and fixtures                       180,940           175,174
         Leasehold improvements                        68,340            58,936
                                                  -----------       -----------

                                                    1,081,758           961,627

         Less:  Accumulated depreciation             (738,635)         (551,761)
                                                  -----------       -----------

         Total                                    $   343,123       $   409,866
                                                  ===========       ===========


        Depreciation expense for property and equipment for the years ended March 31, 1997 and 1996 amounted to $186,874 and $147,520, respectively.


5.      BANK BORROWINGS:

        The Company has an available line of credit through August 30, 1997, in the amount of $500,000. All amounts were unused at March 31, 1997. The line is collateralized by the accounts receivable of the Company. Any advances under the bank line are payable at maturity, and bear interest at the Wall Street prime rate (8.5% at March 31, 1997) plus 0.5%. At March 31, 1996, $500,000 was outstanding under a line of credit. The final installment on this outstanding line of credit was made on September 5, 1996 at which time the bank line was closed.

        In addition, the Company had an outstanding facility of $150,000 to support 80% of capital expansion. In November 1995, $124,000 was borrowed against the facility with a term of three years, payable monthly, at an interest rate of 8.55%. Upon expiration of this facility at July 31, 1996, the bank agreed to honor the existing terms of this credit facility. At March 31, 1997 and 1996, $72,664 and $111,587 was outstanding, of which $30,398 is non-current at March 31, 1997. Future principal repayments under this loan are $42,266, and $30,398 for the years ending March 31, 1998 and 1999, respectively.

        The bank lines of credit and facilities contain various covenants which among other things, restrict payment of dividends without prior approval from the bank, require the maintenance of certain amounts of working capital and debt to tangible net worth ratio.

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

6.      INCOME TAXES:

        As of March 31, 1997, the Company has available, federal, state and foreign net operating loss carryforwards of approximately $1,975,206, $660,561 and $458,000, respectively, to offset future taxable income. The federal and state net operating loss carryforwards expire during the years 2001 through 2011. In addition, the Company has investment credit and research and development credit carryforwards aggregating approximately $131,046, which may provide future tax benefits, expiring from 1999 through 2002.


                                                            March 31,
                                                  -----------------------------
                                                     1997              1996
                                                  -----------       -----------

Effective tax rate reconciliation:
      Statutory federal tax rate                          34%             (34)%
      State taxes, net of federal benefit                  6%              (6)%
      Effect of valuation allowance                     (70)%               78%
      Foreign loss with no benefit                        53%                3%
      Utilization of NOL's                              (93)%             --
                                                  -----------       -----------
                                                        (70)%               41%
                                                  -----------       -----------


        The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at March 31, 1997 and 1996 are as follows:




                                                     1997               1996
                                                  -----------       -----------
Deferred tax assets:

    Accounts receivable                           $    40,000       $    40,000
    Inventory                                         192,000           130,000
    Accrued expenses                                   82,242           121,645
    Net operating loss carryforward                   834,324           947,378
    Research and development credit                   131,046            97,307

 Deferred tax liability:
    Equipment                                         (46,849)          (22,849)
    Capitalized software                             (126,228)         (106,528)

  Valuation allowance                                (965,370)       (1,206,953)
                                                  -----------       -----------

  Net deferred tax asset                          $   141,165       $      --
                                                  ===========       ===========




        The  change  in  the  valuation   allowance  is  primarily  due  to  the
        utilization of federal and state net operating loss carryforwards during the year ended March 31, 1997.

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

7.      STOCKHOLDERS' EQUITY:

        During the year ended March 31, 1997, options to purchase 9,500 shares of common stock under the Company's stock option plans were exercised, for an aggregate consideration of $15,755. In addition, 10,161 shares of common stock were issued as part of the stock earn out as stipulated in the Share Purchase Agreement (see Note 12). The aggregate fair value of this consideration was $15,877.

        During the year ended March 31, 1996, options to purchase 5,877 shares of common stock under the Company's stock option plans were exercised, for an aggregate consideration of $9,425. In addition, 25,000 shares of common stock were issued as part of the consideration for the purchase of European Business Associates BVBA (see Note 12). The aggregate fair market value of consideration of $78,124 was recorded as part of the total consideration paid for this acquisition.

        In April, 1996, the Company sold 860,000 shares of common stock to unrelated investors, at $1.25 per share and received net proceeds of approximately $1,023,559. In conjunction with this sale, warrants to purchase 860,000 shares of common stock with an exercise price of $1.50 and warrants to purchase an additional 860,000 shares of common stock with an exercise price of $2 were issued. These warrants expire in April, 2000.

        In addition, the Company sold 241,467 shares of common stock to four current shareholders of record who held the contractual right to maintain their share of ownership. The Company received net proceeds of $301,834. In conjunction with this sale, warrants to purchase 241,467 shares of common stock with an exercise price of $1.50 and warrants to purchase an additional 241,467 shares of common stock with an exercise price of $2 were issued. These warrants expire in April, 2000.

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

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

7.      STOCKHOLDERS' EQUITY (CONTINUED):

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

        The Plan provides options to purchase a maximum of 220,000 shares (subject to adjustment in certain circumstances) of the Company's common stock. The exercise price of each option is fixed at the time of grant, but must not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of the common stock at the time the option is granted. The Plan expired in August 1994. At March 31, 1997, 18,800 options remained outstanding to be exercised.

        In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan as amended increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The aggregate fair market value (determined at the time the option is granted) of shares which are exercisable during any calendar year by any one individual may not exceed $100,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the year ended March 31, 1997, the Company granted options to purchase 657,629 shares of its common stock under the 1994 Plan. At March 31, 1997, 298,693 options were outstanding against the 1994 Plan, of which 270,483 options were exercisable.

        OTHER OPTIONS

        During September 1996, the Company issued options to purchase 620,000 shares of the Company's common stock, of which 420,000 vested immediately and 100,000 vest each April 1 of 1998 and 1999. Options expire ten years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant.

        The Company also has outstanding options to purchase 130,000 shares of the Company's stock. Options expire in terms ranging from 5 to 10 years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant.

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

7.      STOCKHOLDERS' EQUITY (CONTINUED):

        ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its fixed stock option plans in its results of operations.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced/increased by $770,146 and $0.15 and $128,375 and $0.03, respectively.

        The proforma effect on net income for fiscal 1997 and 1996 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to April 1, 1995.

        The weighted-average fair values at date of grant for options granted during fiscal 1997 and 1996 were $0.96 and $1.57, respectively. The fair value of each option grant for the Company's common stock is estimated on the date of the grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in fiscal 1997 and 1996: expected volatility of 77%; risk-free interest rate of 6.56; and expected option lives of 6.76 years.

        Details of options granted are as follows:

                                                              Weighted
                                                              Average
                                                              Exercise     Option  Price
                                                 Shares        Price       Per Share ($)
                                              -----------     ---------    ------------
Options outstanding at March 31, 1995             353,845       2.07       1.25 to 2.75
Granted                                           116,533       2.38       1.78 to 3.13
Canceled                                          (28,503)      1.53       1.25 to 2.87
Exercised                                          (5,877)      1.60       1.25 to 2.14
                                              -----------                  ------------

Options outstanding at March 31, 1996             435,998       2.11       1.25 to 3.13
Granted                                         1,277,629       1.31       1.16 to 2.00
Canceled                                         (636,634)      1.55       1.25 to 3.13
Exercised                                          (9,500)      1.66       1.25 to 1.83
                                              -----------                  ------------

Options outstanding at March 31, 1997           1,067,493       1.49       1.16 to 2.87

Options exercisable at March 31, 1997             839,283       1.56       1.16 to 2.87


MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

7.      STOCKHOLDERS' EQUITY (CONTINUED):

                                        Options Outstanding               Options Exercisable
                             ---------------------------------------   -------------------------
                                             Weighted
                                             Average
                                             Remaining     Weighted                     Weighted
                                             Years of      Average                      Average
        Range of               Number       Contractual    Exercise       Number        Exercise
        Exercise Prices      Outstanding       Life        Price        Exercisable     Price
        ---------------      -----------    -----------    --------     -----------     --------
        $1.16 - $1.72          722,800         8.69       $    1.22      501,550      $   1.22
        $1.83 - $2.14          277,438         3.77       $    1.92      273,836      $   1.92
        $2.25 - $2.87           67,255         4.84       $    2.68       63,897      $   2.67



8.      COMMITMENTS

        OPERATING LEASES

        In June 1993, the Company amended its lease for office and manufacturing facilities. Such amendment extends the term of the lease until June 30, 1999. In July 1995, the Company executed an additional building lease for the purpose of expanding its office and manufacturing facilities. The terms of the new lease provide for an expiration date concurrent with that of the existing building lease. In August 1996, the Company executed a building lease for its European operation in Antwerp, Belgium. The terms of the lease are for expiration in August 2005, with options to terminate in August 1999 or August 2002.

        The fixed minimum payments under operating leases for future periods is as follows:


                Year ending March 31,
                 1998                                           $   155,100
                 1999                                               150,800
                 2000                                                44,500
                 2001                                                     0
                 2002                                                     0
                 Thereafter                                               0
                                                                -----------
                    Total minimum lease payments                $   350,400
                                                                ===========


        Rent expense, in addition to allocated occupancy expenses, for the years ended March 31, 1997 and 1996 approximated $145,700 and $119,300, respectively.

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

8.      COMMITMENTS (CONTINUED):

        CONSULTING CONTRACT

        The Company entered into a consulting agreement with an officer which became effective upon the expiration (or mutually agreed upon termination) of his employment agreement on May 2, 1995. The agreement provides that the officer will not receive less than $40,000 per year nor more than $220,000 per year, the amount of which is dependent on the level of services provided. The costs incurred related to the consulting agreement are $40,000 and $36,667, respectively, for the years ended March 31, 1997 and 1996.

        In connection with the acquisition of European Business Associates BVBA of Brussels, Belgium from Marc Kegelaers (see Note 12), the Company entered into a consulting agreement with Mr. Kegelaers for a term of five years. The consulting agreement provides for an annual consulting fee of $75,000 with 5% annual increments, as well as reimbursement of certain expenses.

        Effective April 1, 1996, the Company did not renew the employment agreement of one of its officers and entered into a compensation arrangement. This arrangement was entered into, in part as a result of the Company not achieving certain performance milestones for the year ended March 31, 1996, pursuant to the officer's employment agreement. The agreement provided that the officer receive an aggregate sum of $100,000 payable at the rate of $15,000 per month, with an initial payment of $10,000. In addition, the agreement called for a continuation of Company benefits for the period of the agreement, a monthly car allowance of $750 for the period of the agreement, and options to purchase 23,196 shares of the Company's common stock at an exercise price of $1.94 per share with an expiration date of March 31, 2001. As a result of this agreement, the Company accrued $120,000 in the fiscal year ended March 31, 1996 to cover the costs of this agreement.


9.      CONTINGENT LIABILITIES:

        The Company was involved in proceedings with respect to certain sales tax matters. Total amounts included in other current liabilities and other expense, net, related to these proceedings was $100,000 at March 31, 1996, respectively. During the year ended March 31, 1997 a settlement was reached which resulted in no additional liability to the Company.

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

10.     EMPLOYEE BENEFIT PLANS:

        Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 30% of a participant's contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended March 31, 1997 and 1996 was $27,641 and $29,729, respectively.


11.     SALES:

        Sales by geographic area for the years ended March 31, 1997 and 1996 are as follows:


                                        1997                 1996
                                     ----------           ----------


        United States                $5,813,584           $4,946,702
        Europe                        1,047,980            1,058,960
        Pacific Rim                     349,732               98,156
        Other                           132,328              154,425
                                     ----------           ----------
                                     $7,343,624           $6,258,243
                                     ==========           ==========

        The Company sells a substantial portion of its products to two customers. Sales to these customers amounted to $2,484,939 (34% of net sales) in 1997 and $3,039,086 in 1996 (49% of net sales), respectively. At March 31, 1997 and 1996, amounts due from these customers included in accounts receivable, were $1,022,787 and $1,022,725, respectively. The loss of either of these two customers would have a material adverse effect on the Company's financial position and results of operations.


12.     RELATED PARTY TRANSACTION:

        A director of the Company was also a director of the financial institution through which the Company has an available line of credit. The director's position with the financial institution was dissolved as a result of the acquisition of the financial institution on February 28, 1997.


13.     CONCENTRATION OF CREDIT RISK:

        The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 1997 and periodically throughout 1997, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

MICROFRAME, INC. AND SUBSIDIARY

FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

14.     ACQUISITION OF EUROPEAN BUSINESS ASSOCIATES:

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

        The acquisition was accounted for under the purchase method of accounting. The results of the operations of MicroFrame Europe N.V. are included with the Company's results of operations from the date of acquisition. This acquisition did not have a significant impact on the results of operations. The Company issued cash and common stock valued at $128,125, assumed liabilities of $59,783, and incurred $35,075 in additional costs related to the acquisition. In addition, the Company shall pay the Seller, on each anniversary for a period of five years, a cash and stock earn out as stipulated in the Share Purchase Agreement. At March 31, 1997 and 1996, respectively, the Company has accrued approximately $27,400 and $25,000 for these costs. Total consideration as allocated to the assets acquired was as follows:


         Current assets                                    $ 90,226
         Property and equipment                              29,497
         Other assets                                         1,650
         Goodwill                                           101,610
                                                           --------
                                                           $222,983
                                                           ========


15.     OF THE FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:

        In February  1997,  the  Financial  Accounting  Standards  Board  issued
        Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for annual periods ending after December 15, 1997. SFAS 128 establishes standards for the computation, presentation and disclosure requirements for earnings per share. The adoption of this standard is not expected to have a material impact on reported earnings per share.