Form 10KSB/A
period 1997-03-31
MICROFRAME INC
filed 1997-07-15
CIK 754813


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
 ____
/_X_/     ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

          For the fiscal year ended March 31, 1997

                                       OR
 ____
/___/     TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES  EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                          Commission File No.: 0-13117
                                               -------

                                MICROFRAME, INC.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)


          New Jersey                                                  22-2413505
          ----------                                                  ----------
(State or Other Jurisdiction of                         (IRS Employer Identification Number)
Incorporation or Organization)

  21 Meridian Road, Edison, New Jersey                                        08820
  ------------------------------------                                        -----
(Address of Principal Executive Offices)                                   (Zip Code)

Issuer's telephone number, including area code:  (908) 494-4440
                                                 --------------
Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----
Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001 par value
                                                                -----------------------------

Check whether the issuer:  (1) filed all reports required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  X             No ___


Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be
contained,   to  the  best  of  registrant's   knowledge,  in  definitive  proxy
information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.            __
                                                |__|

The issuer's revenues for its most recent fiscal year totaled $7,343,624.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported by the National Quotation Bureau as of June 11, 1997 was approximately $5,910,710.

There were 4,838,803 shares of Common Stock outstanding as of June 11, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                  Introduction

The purpose of this filing is to correct an inadvertent error on the cover page whereby the date, as of which the aggregate market value of voting securities held by non-affiliates was determined, was incomplete.

                                   SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Edison and State of New Jersey, on July 11, 1997.


                              MICROFRAME, INC.


                              By:  /s/ Stephen B. Gray
                                   -------------------------------------------
                                   Stephen B. Gray, President, Chief Executive
                                   Officer, and Chief Operating Officer