Form 10QSB
period 1997-06-30
MICROFRAME INC
filed 1997-08-14
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                                MICROFRAME, INC.
                                ----------------
              (Exact Name of Small Business Issuer in Its Charter)


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

                                 (908) 494-4440
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]              No [_]


There were 4,839,303 shares of Common Stock outstanding as of August 13, 1997.

Transitional Small Business Disclosure Format:

Yes  [_]              No [X]

                         MICROFRAME, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1997



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Information                         2

         Condensed Consolidated Balance Sheets as of June 30, 1997
               (Unaudited) and March 31, 1997                                 3

         Condensed Consolidated Statements of Operations for the three months ended June 30, 1997 and June 30, 1996 (Unaudited)  4

         Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1997 and June 30, 1996 (Unaudited)  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2.  Management's Discussion and Analysis or Plan of Operation          7-8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 5.  Other Information                                                    9

Item 6.  Exhibits and reports on Form 8-K                                     9


SIGNATURES                                                                   10

                          PART I. Financial Information



Item 1.  Condensed Consolidated Financial Information.

         The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB for the year ended March 31, 1997.

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------
(unaudited)

                                                                               June 30,      March 31,
                                ASSETS                                           1997           1997
                                                                             -----------    -----------
Current assets
   Cash and cash equivalents                                                 $   588,815    $   539,214
   Accounts receivable, less allowance for doubtful
      accounts of $109,374 and $100,000                                        1,652,761      1,898,810
   Inventory, net                                                              1,038,992      1,030,343
   Deferred tax asset                                                            326,462        314,242
   Prepaid expenses and other current assets                                     118,051        120,990
                                                                             -----------    -----------
      Total current assets                                                     3,725,081      3,903,599

   Property and equipment at cost, net                                           336,259        343,123
   Capitalized software, less accumulated amortization
      of $857,257 and $812,257                                                   290,568        315,568
   Goodwill, less accumulated amortization of $19,065 and $16,230                 82,545         85,380
   Security deposits                                                              25,184         34,703
                                                                             -----------    -----------
      Total assets                                                           $ 4,459,637    $ 4,682,373
                                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Bank borrowings                                                           $    43,203    $    42,266
   Accounts payable                                                              391,783        361,537
   Accrued payroll and related liabilities                                       169,523        280,512
   Deferred income                                                               245,980        268,518
   Other current liabilities                                                     307,951        255,346
                                                                             -----------    -----------
      Total current liabilities                                                1,158,440      1,208,179
                                                                             -----------    -----------


Deferred tax liabilities                                                         165,076        173,077
Long-term debt                                                                    19,203         30,398

Committments and contingencies
Stockholders' equity
   Common stock - par value $.001 per share; authorized 50,000,000 shares, issued 4,839,203 shares and outstanding 4,838,803 shares at
      June 30, 1997; issued 4,839,203 shares and outstanding 4,838,803
      shares at March 31, 1997                                                     4,839          4,839
   Preferred stock - par value $10 per share;
      authorized 200,000 shares, none issued
   Additional paid-in capital                                                  6,212,828      6,212,828
   Accumulated deficit                                                        (3,096,749)    (2,942,948)
                                                                             -----------    -----------
                                                                               3,120,918      3,274,719
   Less - Treasury stock, 400 shares, at cost                                     (4,000)        (4,000)
                                                                             -----------    -----------
      Total stockholders' equity                                               3,116,918      3,270,719
                                                                             -----------    -----------

      Total liabilities and stockholders' equity                             $ 4,459,637    $ 4,682,373
                                                                             ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------
(unaudited)
                                                         Three Months Ended
                                                              June 30,
                                                         ------------------
                                                          1997           1996
                                                     -----------    -----------
Net sales                                            $ 1,736,546    $ 1,776,335

Cost of sales                                            741,046        605,059
                                                     -----------    -----------

Gross Margin                                             995,500      1,171,276

   Research and development expenses                     286,552        223,950
   Selling, general and administrative expenses          887,191        903,295
                                                     -----------    -----------

Income (loss) from operations                           (178,243)        44,031

Interest income                                            5,645         10,268
Interest expense                                          (1,424)       (14,199)
                                                     -----------    -----------

Income (loss) before income tax provision(benefit)      (174,022)        40,100
Income tax provision(benefit)                            (20,221)             0
                                                     -----------    -----------
Net income (loss)                                    $  (153,801)   $    40,100
                                                     ===========    ===========

Per share data
Primary
   Net income (loss) per share                       $     (0.03)   $      0.01
                                                     -----------    -----------

   Weighted average number of common shares
   outstanding                                               n/a    $ 4,883,704
                                                     -----------    -----------


         The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)
--------------------------------------------------------------------------------

                                                                Three Months Ended
                                                                     June 30,
                                                                ------------------
                                                                1997           1996
                                                            -----------    -----------
Cash flows from operating activities
Net income (loss)                                           $  (153,801)   $    40,100
Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                                 94,738         84,671
   Provision for bad debts                                        9,374         17,686
   Provision for inventory obsolescence                          15,000         10,000
   Deferred tax provision                                       (20,221)             0
   (Increase) decrease in
      Accounts receivable                                       236,675        350,173
      Inventory                                                 (23,649)      (261,486)
      Prepaid expenses and other current assets                   2,939         28,601
      Security deposits                                           9,519             67
   Increase (decrease) in
      Accounts payable                                           30,246        117,310
      Accrued payroll and related liabilities                  (110,989)      (102,140)
      Deferred income                                           (22,538)       (13,529)
      Other current liabilities                                  52,605        (80,995)
                                                            -----------    -----------
      Net cash provided by operating activities                 119,898        190,458
                                                            -----------    -----------

Cash flows from investing activities
   Capital expenditures                                         (40,039)       (31,863)
   Capitalized software                                         (20,000)       (84,920)
                                                            -----------    -----------
      Net cash used in investing activities                     (60,039)      (116,783)
                                                            -----------    -----------

Cash flows from financing activities
   Repayments of debt                                           (10,258)      (209,403)
   Issuance of common stock                                           0      1,350,504
                                                            -----------    -----------
      Net cash provided by (used in) financing activities       (10,258)     1,141,101
                                                            -----------    -----------

Net increase in cash and cash equivalents                        49,601      1,214,776
Cash and cash equivalents - beginning of period                 539,214         48,302
                                                            -----------    -----------
Cash and cash equivalents - end of period                   $   588,815    $ 1,263,078
                                                            ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)



Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of June 30, 1997 and March 31, 1997, the condensed consolidated statements of operations for the three month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at June 30, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10KSB for the year ended March 31, 1997.


Note 2 - Inventory:
-------------------

Inventory consists of the following:

                                                 June 30, 1997    March 31, 1997
                                                   -----------      -----------

Raw materials                                      $   537,231      $   625,583
Work in process                                        459,868          374,802
Finished goods                                          41,893           29,958
                                                   -----------      -----------
                                                     1,253,992        1,230,343
    Less, allowance for obsolescence                  (215,000)        (200,000)
                                                   -----------      -----------
         Total                                     $ 1,038,992      $ 1,030,343
                                                   ===========      ===========



Note 3 - Earnings Per Share:
----------------------------

The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common stock equivalents, comprised of outstanding stock options and warrants. Fully diluted earnings per share also reflect additional dilution related to outstanding stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Net loss per share is based on the number of common shares outstanding at the end of the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------


         A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to, the recent introduction of, and the costs associated with, a new product line; dependence on the acceptance of this new family of products; risks related to technological factors; potential manufacturing difficulties; dependence on third parties; a limited customer base; and liability risks.


Results of Operations
---------------------


        Revenues for the quarter ended June 30, 1997 were $1,736,546 as compared with revenues of $1,776,335 for the same quarter of the previous fiscal year, or a decrease of approximately 2 %. Revenues were lower than expected due to the last minute request by a major customer to delay a significant shipment until in the late second quarter of this fiscal year. The Company continued to see acceptance of its new product, the Sentinel 2000, as well interest in the other member of the family of SNS products, the Manager 2000.


         The Company's cost of goods sold increased from $605,059 for the quarter ended June 30, 1996 to $741,046 for the quarter ended June 30, 1997 as a result of the continued change in the product mix from mature product lines to the new family of products and a decrease in the amount of capitalized software costs. Cost of goods sold as a percentage of sales increased from 34.1% for the previous comparable fiscal period to 42.7% for this fiscal period, due to the factors discussed above. The Company continues to focus on lowering the costs related to the newer products as they begin to mature and will eventually see the benefits from manufacturing efficiencies.


         Research and development expenses, net of capitalized software development, increased from $223,950 in the quarter ended June 30, 1996 to $286,552 in the current fiscal quarter, an increase of 28%. This is a direct reflection of the Company's continued increased activity related to the development of the Secure Network Systems/2000 set of products. Research and development expenses as a percentage of revenues increased from 12.6% to 16.5%. Selling, general and administrative expenses decreased approximately 2% from $903,295 for the prior year's comparable fiscal period to $887,191 for the fiscal period ended June 30, 1997. This decrease represents lower general and administrative costs offset by increases in the Company's selling expenses as we embark on an aggressive growth plan. The Company anticipates seeing increased revenues as a result of these increased selling expenses in the third and fourth quarters of this fiscal year.

         The Company had a loss from operations of $178,243 for the period ended June 30, 1997, compared to income from operations of $44,031 for the same period a year ago. Due to the reduction in interest costs to the Company and the effects of the income tax benefit of $20,221, the net loss for the period ended June 30, 1997 was $153,801 compared to net income of $40,100 for the quarter ended June 30, 1996. At March 31, 1997 the Company had provided a partial valuation allowance against its existing deferred tax assets. At June 30, 1997 the Company has provided a full valuation allowance against any benefits arising out of the net loss for the period. The current expiration dates range from the years 2001 through 2011.

Financial Condition and Capital Resources
-----------------------------------------

           During the first quarter of fiscal year 1998, the Company recorded a net loss of approximately $154,000. Included in this loss were non-cash charges of approximately $109,000 for depreciation, amortization and provisions for inventory allowance and bad debts. As a result, during the first three months of fiscal year 1998, the Company's financial condition remained relatively stable.

           The Company's operations provided $120,000 of cash, due to the collection of accounts receivable, offset by the payment of accrued payroll and related liabilities. The Company utilized approximately $60,000 of cash for capital and software-related expenditures. The Company utilized approximately $10,000 of cash to pay down its long-term debt in the first quarter as well as approximately $55,000 to satisfy its New York State tax settlement.

           On August 30, 1996, the Company executed a credit agreement with Farrington Bank of North Brunswick, New Jersey (subsequently acquired by United National Bank of Bridgewater, New Jersey). The agreement provides the Company with a $500,000 line of credit to finance future working capital requirements, collateralized by accounts receivable of the Company. The agreement expires on August 30, 1997. No amount of this credit line had been utilized as of June 30, 1997.

           Based on its current cash and working capital position, as well as its available line of credit, the Company believes that it will have sufficient capital to meet its operational needs over the next twelve months.

           In fiscal 1998, the Company is required adopt the provisions of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for annual periods ending after December 15, 1997. SFAS 128 establishes standards for the computation, presentation and disclosure requirements for earnings per share. The adoption of this standard is not expected to have a material impact on the Company's earnings per share.

           In fiscal 1998, the Company is require to adopt the provisions of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Segment Reporting" ("SFAS 131"), which is effective for financial statements for annual periods ending after December 15, 1997. SFAS 131 establishes standards for the disclosure requirements relative to operating segments. The Company is currently evaluating the disclosure requirements of the recently issued statement.

                           PART II. OTHER INFORMATION




Item 1.    Legal Proceedings
           -----------------

           In April 1997, the Company reached a settlement with the New York State Department of Taxation and Finance as it related to a sales tax assessment of $227,392 received in a notice of determination in March 1996. The settlement amount of $55,513 was paid in full in April 1997.

Item 5.    Other Information
           -----------------

           On July 1, 1997 the Company elected a new Director, Mr. Alexander C. Stark Jr., to serve until the next annual meeting of shareholders to be held on September 15, 1997.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

                  (a)      Exhibits:        None.


                  (b)      Reports on Form 8-K:

                           On July 10, 1997 the Company filed Form 8-K as a result of the resignation and simultaneous replacement effective July 1, 1997 of the Company's Chief Financial Officer and the election of a new Director.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 1997



                                    MICROFRAME, INC.


                                    /s/ Stephen B. Gray
                                    -----------------------------
                                    Stephen B. Gray,  President, Chief Executive
                                    Officer and Chief Operating Officer


                                    /s/ John F. McTigue
                                    -----------------------------
                                    John F. McTigue, Chief Financial
                                    Officer  and Treasurer (Principal Financial
                                    Officer)