Form 10QSB
period 1997-09-30
MICROFRAME INC
filed 1997-11-12
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                                 (732) 494-4440
                   ------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]            No  [_]


There were 4,839,303 shares of Common Stock outstanding as of November 6, 1997.

Transitional Small Business Disclosure Format:

Yes  [_]            No [X]

                         MICROFRAME, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



PART I.      FINANCIAL INFORMATION                                          Page

Item 1.      Condensed Consolidated Financial Information                    2

             Condensed Consolidated Balance Sheets as of
             September 30, 1997 and March 31, 1997 (Unaudited)               3

             Condensed Consolidated Statements of Operations
             for the Three and Six Months Ended September 30,
             1997 and 1996 (Unaudited)                                       4

             Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended September 30, 1997
             and 1996 (Unaudited)                                            5

             Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                        6-7

Item 2.      Management's Discussion and Analysis or Plan of Operation    8-10

PART II.     OTHER INFORMATION

Item 4.      Submissions of Matters to a Vote of Security Holders           11

Item 5.      Other Information                                              11

Item 6.      Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                  13

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

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

                                                                           September 30,     March 31,
                                                                                 1997           1997
                                                                             -----------    -----------
                                     ASSETS
Current assets
   Cash and cash equivalents                                                 $   386,385    $   539,214
   Accounts receivable, less allowance for doubtful
      accounts of $100,000 and $100,000                                        1,903,131      1,898,810
   Inventory, net                                                              1,086,630      1,030,343
   Deferred tax asset                                                            321,737        314,242
   Prepaid expenses and other current assets                                     201,693        120,990
                                                                             -----------    -----------
      Total current assets                                                     3,899,576      3,903,599

   Property and equipment at cost, net of Accumulated Depreciation
      and Amortization of $839,013 and $738,635                                  315,514        343,123
   Capitalized software, less accumulated amortization
      of $910,223 and $812,257                                                   307,509        315,568
   Goodwill, less accumulated amortization of $20,355 and $16,230                 81,255         85,380
   Security deposits                                                              36,740         34,703
                                                                             -----------    -----------
      Total assets                                                           $ 4,640,594    $ 4,682,373
                                                                             ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Currnt Portion of Long-trem Debt                                          $    32,643    $    42,266
   Accounts payable                                                              589,950        361,537
   Accrued payroll and related liabilities                                       202,457        280,512
   Deferred income                                                               217,276        268,518
   Other current liabilities                                                     210,676        255,346
                                                                             -----------    -----------
      Total current liabilities                                                1,253,002      1,208,179
                                                                             -----------    -----------


Deferred tax liabilities                                                         172,852        173,077
Long-term debt                                                                    19,205         30,398
Committments and contingencies
Stockholders' equity
   Common stock - par value $.001 per share; authorized 50,000,000 shares, issued 4,839,703 shares and outstanding 4,839,303 shares at
      September 30, 1997; issued 4,839,203 shares and
      outstanding 4,838,803 shares at March 31, 1997                               4,839          4,839
   Preferred stock - par value $10 per share;
      authorized 200,000 shares, none issued
   Additional paid-in capital                                                  6,213,452      6,212,828
   Accumulated deficit                                                        (3,018,756)    (2,942,948)
                                                                             -----------    -----------
                                                                               3,199,535      3,274,719
   Less - Treasury stock, 400 shares, at cost                                     (4,000)        (4,000)
                                                                             -----------    -----------
      Total stockholders' equity                                               3,195,535      3,270,719
                                                                             -----------    -----------

      Total liabilities and stockholders' equity                             $ 4,640,594    $ 4,682,373
                                                                             ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

                                                             Three Months Ended              Six Months Ended
                                                                 September 30,                 September 30,
                                                              1997           1996           1997           1996
                                                          -----------    -----------    -----------    ------------
Net sales                                                 $ 2,281,727    $ 1,661,176    $ 4,018,273    $ 3,437,511

Cost of sales                                               1,046,052        648,831      1,787,098      1,253,890
                                                          -----------    -----------    -----------    ------------

Gross Margin                                                1,235,675      1,012,345      2,231,175      2,183,621

   Research and development expenses                          180,796        204,060        467,348        428,010
   Selling, general and administrative expenses               966,731        779,724      1,853,922      1,683,019
                                                          -----------    -----------    -----------    ------------

Income (loss) from operations                                  88,148         28,561        (90,095)        72,592
Interest income                                                 3,559         10,833          9,204         21,101
Interest expense                                               (1,213)        (6,669)        (2,637)       (20,868)
                                                          -----------    -----------    -----------    ------------

Income (loss) before income tax provision(benefit)             90,494         32,725        (83,528)        72,825
Income tax provision(benefit)                                  12,501              0         (7,720)             0
                                                          -----------    -----------    -----------    ------------
Net income (loss)                                         $    77,993    $    32,725    $   (75,808)   $    72,825
                                                          ===========    ===========    ===========    ============

Per share data
Primary
   Net income (loss) per share                            $         0.02 $         0.01 $        (0.01)$               0.01
                                                          -----------    -----------    -----------    ------------

   Weighted average number of common shares outstanding     4,839,703      4,823,524            N/A       4,883,704
                                                          -----------    -----------    -----------    ------------



         The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

                                                                 Six Months Ended
                                                                   September 30,
                                                                1997           1996
                                                            -----------    -----------
Cash flows from operating activities
Net income (loss)                                           $   (75,808)   $    72,825
Adjustments to reconcile net income (loss)  to net cash
  provided by operating activities
   Depreciation and amortization                                202,469        177,845
   Provision for bad debts                                            0         31,646
   Provision for inventory obsolescence                               0         17,500
   Deferred tax provision                                        (7,720)             0
   (Increase) decrease in
      Accounts receivable                                        (4,321)       272,310
      Inventory                                                 (56,287)      (157,249)
      Prepaid expenses and other current assets                 (80,703)       (45,215)
      Security deposits                                          (2,037)            90
   Increase (decrease) in
      Accounts payable                                          228,413       (140,433)
      Accrued payroll and related liabilities                   (78,055)       (50,027)
      Deferred income                                           (51,242)       (11,526)
      Other current liabilities                                 (44,670)      (105,080)
                                                            -----------    -----------
      Net cash provided by operating activities                  30,039         62,686
                                                            -----------    -----------

Cash flows from investing activities
   Capital expenditures                                         (72,769)       (68,913)
   Capitalized software                                         (89,907)      (125,831)
                                                            -----------    -----------
      Net cash used in investing activities                    (162,676)      (194,744)
                                                            -----------    -----------

Cash flows from financing activities
   Repayments of debt                                           (20,816)      (519,081)
   Issuance of common stock                                         624      1,331,933
                                                            -----------    -----------
      Net cash provided by (used in) financing activities       (20,192)       812,852
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents           (152,829)       680,794
Cash and cash equivalents - beginning of period                 539,214         48,302
                                                            -----------    -----------
Cash and cash equivalents - end of period                   $   386,385    $   729,096
                                                            ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheets as of September 30, 1997 and March 31, 1997, the condensed consolidated statements of operations for the three and six month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six month periods then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at September 30, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended March 31, 1997.


NOTE 2 - INVENTORY:

Inventory consists of the following:

                                            September 30, 1997   March 31, 1997
                                                 -----------      -----------
            Raw materials                        $   859,198      $   825,583
            Work in process                          400,731          374,802
            Finished goods                            26,701           29,958
                                                 -----------      -----------
                                                   1,286,630        1,230,343
            Less, allowance for obsolescence        (200,000)        (200,000)
                                                 -----------      -----------
                      Total                      $ 1,086,630      $ 1,030,343
                                                 ===========      ===========


NOTE 3 - RELATED PARTY TRANSACTIONS:

In August 1997, the Company and one of its officers entered into an agreement whereby a $20,000 advance received by the officer was converted into a demand note payable bearing interest at the prime rate plus 1%. The note may be repaid from time to time however the entire balance is due upon the earlier of; the officer's cessation of employment or March 31, 1999. At September 30, 1997, this amount is included in Prepaid expenses and other current assets.

NOTE 4 - EARNINGS PER SHARE:

The computation of earnings per common and common equivalent shares is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common stock equivalents, comprised of outstanding stock options and warrants. Fully diluted earnings per share also reflect additional dilution related to outstanding stock options due to the use of the market price at the end of the period, when higher than the average price for the period. Net loss per share is based on the number of common shares outstanding at the end of the period.

NOTE 5 - RECENT PRONOUNCEMENTS:

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

Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

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


Results of Operations
---------------------


           Revenues for the quarter ended September 30, 1997 were $2,281,727 as compared with revenues of $1,661,176 for the same quarter of the previous fiscal year, or an increase of approximately 37%. The increase was primarily due to increased international shipments of the Company's Sentinel 2000 product. The Company continued to see interest in the other member of the family of SNS products, the Manager 2000.

           The Company's revenues were positively impacted as a result of shipments to the European market, including shipments under its contract with PTT Holland. Shipments to Europe were approximately $1,000,000 for the three months ended September 30, 1997 compared to $165,000 for the quarter ended September 30, 1996. The Company is aggressively pursuing customers in this market place.

           The Company's cost of goods sold increased from $648,831 for the quarter ended September 30, 1996 to $1,046,052 for the quarter ended September 30, 1997 as a result of increased business. Cost of goods sold as a percentage of sales increased from 39% for the previous comparable fiscal period to 45% for this fiscal period, due to the fact that the company is still experiencing a shift from its mature product lines to the newer Sentinel product line. The Company continues to focus on lowering the costs related to the newer products as they begin to mature and will eventually see the benefits from manufacturing efficiencies.

           Research and development expenses, net of capitalized software development, remained relatively constant with a slight decrease from $204,060 in the quarter ended September 30, 1996 to $180,796 in the current fiscal quarter. Research and development expenses as a percentage of revenues decreased from 12% to 8%., primarily due to increased revenues in the current fiscal period. Selling, general and administrative expenses increased approximately 23% from $779,724 for the prior year's comparable fiscal period to $966,731 for the fiscal period ended September 30, 1997. This increase represents lower general and administrative costs offset by increases in the Company's selling expenses including an increase in the number of direct sales people, as we embark on an aggressive growth plan. The Company anticipates seeing increased revenues as a result of these increased selling expenses in the third and fourth quarters of this fiscal year.

           The Company's income from operations increased 134% to $88,148 for the three months ended September 30, 1997 compared to $28,561 for the same period a year ago. Due to increased sales, the reduction in interest costs to the Company and the provision for income tax of $12,501, the net income for the period ended September 30, 1997 increased 138% to $77,993 compared to net income of $32,725 for the quarter ended September 30, 1996. At March 31, 1997 the Company had provided a partial valuation allowance against its existing deferred tax assets. At September 30, 1997 the Company has reversed approximately $16,700 of valuation allowance relating to its net operating losses and it has recorded a benefit for other operational temporary difference items. The expiration dates for its net operating losses range from the years 2001 through 2011.

First Six Months of Fiscal 1998 Versus First Six Months Fiscal 1997
-------------------------------------------------------------------

           Revenues for the six months ended September 30, 1997 were $4,018,273 as compared with revenues of $3,437,511 for the comparable period of the previous fiscal year, or an increase of approximately 16%. This improvement is due to the success of the Company's new flagship product, the Sentinel 2000, increased shipments into the European market, and the expanding domestic customer base.

           The Company's revenues for the six months ended September 30, 1997 were positively impacted as a result of shipments to the European market, including shipments under its contract with PTT Holland. Shipments to Europe were approximately $1,025,000 for the six months ended September 30, 1997 compared to $368,000 for the six months ended September 30, 1996. The Company is aggressively pursuing customers in this market place.

           The Company's cost of goods sold increased to $1,787,098 for the quarter ended September 30, 1997 compared to $1,253,890 for the quarter ended September 30, 1996 as a result of increased shipment levels. Cost of goods sold as a percentage of sales increased from 36% for the previous comparable fiscal period to 44% for this fiscal period, primarily due to the increased sales volume of the Company's newer product line. The Company expects to see increased benefits as the products mature and by continuing to improve purchasing and materials management systems.

           Research and development expenses, net of capitalized software development, increased from $428,010 in the six months ended September 30, 1996 to $467,348 in the current fiscal period, an increase of 9%. Research and development expenses as a percentage of revenues remained relatively constant at approximately 12%. Selling, general and administrative expenses increased 10% from $1,683,019 for the prior year's comparable fiscal period to $1,853,922 for the six months ended September 30, 1996. This increase was primarily the result of added sales personnel in the second quarter. However as a percentage of revenues, selling, general and administrative expenses decreased from 48% for the previous period to 46% for the current fiscal period.

           The Company's had a loss before interest and taxes of $90,095 for the six months ended September 30, 1997 compared to income of $72,825 during the six months ended September 30, 1996, primarily due to increased Selling expenses and reduced margins on its newer product lines. The Company expects that benefits will arise as a result of the increase in the sales force as well as increased volumes and manufacturing efficiencies gained thereby as the products continue to mature. The net loss for the period was $75,808 compared to net income of $72,825 for the same period in 1996. At September 30, 1997 the Company has provided a full valuation allowance against any benefits arising out of the net loss for the period, while it has recorded partial benefits for other operational temporary difference items. The current expiration dates for its net operating losses range from the years 2001 through 2011. The Company's available unused loss carryforwards and its fully provided valuation allowance against its existing deferred tax assets allows it to record no income tax provision currently.


Financial Condition and Capital Resources
-----------------------------------------

           During the first six months of fiscal year 1998, the Company recorded a net loss of approximately $76,000. Included in this loss were non-cash charges of approximately $202,000 for depreciation and amortization. As a result, during the first six months of fiscal year 1998, the Company's financial condition remained relatively stable.

             The Company's operations provided approximately $17,500 of cash, which included a use of cash of approximately $55,000 to satisfy its New York State tax settlement. The Company also utilized approximately $150,000 of cash for capital and software-related expenditures and utilized approximately $20,000 of cash to pay down its long-term debt.

           On August 30, 1997, the Company's line of credit agreement with United National Bank of Bridgewater, New Jersey expired. The Company is currently negotiating with several institutions including United National to provide the Company with a $1,000,000 line of credit, collateralized by accounts receivable of the Company, to finance future working capital requirements. The Company expects to close this line in November 1997.

             Based on its current cash and working capital position, as well as its available line of credit expected to be in place in November 1997, the Company believes that it will have sufficient capital to meet its operational needs over the next twelve months.

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

                           PART II. Other Information




ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting of Shareholders of the Company was held on September 15, 1997. At such meeting the shareholders approved the following matters:

           PROPOSAL 1. Election of the following individuals as directors of the Company for a term of one year, which constitutes the entire Board of Directors of the Company:

           Stephen M. Deixler, Stephen B. Gray, David I. Gould, Michael Radomsky, William H. Whitney and Stephen P. Roma

           PROPOSAL 2. Ratification of the Board of Directors' selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending March 31, 1998

           Set forth below are the votes for, withheld, against and abstaining from each of the proposals listed above:

                     Proposal     For          Withheld     Against     Abstain

1.         Stephen M. Deixler     2,750,351    12,700
           Stephen B. Gray        2,758,551     4,500
           David I. Gould         2,750,351    12,700
           Michael Radomsky       2,750,351    12,700
           William H. Whitney     2,758,551     4,500
           Stephen P. Roma        2,758,351     4,700
           Alexander Stark        2,758,351     4,700

2.         Coopers & Lybrand      2,758,241                  4,450      360
           L.L.P.

ITEM 5.    OTHER INFORMATION

           On September 15, 1997, at the Board of Directors meeting following the Annual Meeting of Shareholders, the Company's current officers were re-elected for a one year term commencing as of such date. In addition, Stephen P. Roma, David I. Gould and Stephen M. Deixler were re-elected as members of the Company's Compensation/Stock Option Committee, Audit Committee and Nominating Committee for a one-year term commencing as of such date. Stephen M. Deixler, Alan Stark and David I. Gould were re-elected to the Strategic Steering and Mergers and Acquisitions committee for a one-year term commencing as of such date.

Item 6.    Exhibits and Reports on Form 8-K


           (a)        Exhibits:

                      27.        Financial Data Schedule


           (b)        Reports on Form 8-K:

                                 No Reports on Form 8-K were filed.

                                   SIGNATURES


           In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 6, 1997



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