Form 10QSB
period 1997-12-31
MICROFRAME INC
filed 1998-02-17
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

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

                                 (732) 494-4440
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [_]


There were 4,839,303 shares of Common Stock outstanding as of February 6, 1998.

Transitional Small Business Disclosure Format:

Yes [_]             No [X]

                         MICROFRAME, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1997



PART I.   FINANCIAL INFORMATION                                             Page
-------   ---------------------                                             ----

Item 1.   Condensed Consolidated Financial Information                         2

          Condensed Consolidated Balance Sheets as of December 31,
               1997 and March 31, 1997 (Unaudited)                             3

          Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended December 31, 1997
               and 1996 (Unaudited)                                            4

          Condensed Consolidated Statements of Cash Flows for the Nine
                   Months Ended December 31, 1997 and 1996 (Unaudited)         5

          Notes to Condensed Consolidated Financial Statements (Unaudited)   6-7

Item 2.   Management's Discussion and Analysis                              8-10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    11


SIGNATURES                                                                    12

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

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

-------------------------------------------------------------------------------------------------------
                                                                            December 31,      March 31,
                                                                                 1997           1997
                                                                             -----------    -----------
                                     ASSETS
Current assets
   Cash and cash equivalents                                                 $   256,543    $   539,214
   Accounts receivable, less allowance for doubtful
      accounts of $55,626 and $100,000                                         2,853,633      1,898,810
   Inventory, net                                                              1,267,372      1,030,343
   Deferred tax asset                                                            499,427        314,242
   Prepaid expenses and other current assets                                     145,492        120,990
                                                                             -----------    -----------
      Total current assets                                                     5,022,467      3,903,599

   Property and equipment at cost, net of Accumulated Depreciation
      and Amortization of $902,222 and $738,635                                  305,753        343,123
   Capitalized software, less accumulated amortization
      of $955,233 and $812,257                                                   352,509        315,568
   Goodwill, less accumulated amortization of $24,293 and $16,230                 77,317         85,380
   Security deposits                                                              37,139         34,703
                                                                             -----------    -----------
      Total assets                                                           $ 5,795,185    $ 4,682,373
                                                                             ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Currnt Portion of Long-trem Debt                                          $    21,850    $    42,266
   Accounts payable                                                              981,954        361,537
   Accrued payroll and related liabilities                                       114,196        280,512
   Deferred income                                                               515,482        268,518
   Other current liabilities                                                     383,092        255,346
                                                                             -----------    -----------
      Total current liabilities                                                2,016,574      1,208,179
                                                                             -----------    -----------


Deferred tax liabilities                                                         205,852        173,077
Long-term debt                                                                    19,205         30,398

Committments and contingencies
Stockholders' equity
   Common stock - par value $.001 per share; authorized 50,000,000 shares, issued 4,839,703 shares and outstanding 4,839,303 shares at
      December 31, 1997; issued 4,839,203 shares and
      outstanding 4,838,803 shares at March 31, 1997                               4,839          4,839
   Preferred stock - par value $10 per share;
      authorized 200,000 shares, none issued
   Additional paid-in capital                                                  6,213,452      6,212,828
   Accumulated deficit                                                        (2,660,737)    (2,942,948)
                                                                             -----------    -----------
                                                                               3,557,554      3,274,719
   Less - Treasury stock, 400 shares, at cost                                     (4,000)        (4,000)
                                                                             -----------    -----------
      Total stockholders' equity                                               3,553,554      3,270,719
                                                                             -----------    -----------

      Total liabilities and stockholders' equity                             $ 5,795,185    $ 4,682,373
                                                                             ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended            Nine Months Ended
                                                                December 31,                  December 31,
                                                             1997           1996           1997           1996
                                                         -----------    -----------    -----------    -----------
Gross Sales                                                3,029,164                     7,038,915
Less: Allowance for Doubtful Accounts                         22,373                        30,895
                                                         -----------    -----------    -----------    -----------
Net sales                                                $ 3,051,537    $ 1,826,698    $ 7,069,810    $ 5,264,210

Cost of sales                                              1,366,641        762,434      3,153,739      2,016,324
                                                         -----------    -----------    -----------    -----------

Gross Margin                                               1,684,896      1,064,264      3,916,071      3,247,886

   Research and development expenses                         254,796        236,701        722,144        664,711
   Selling, general and administrative expenses            1,213,739        781,852      3,075,161      2,464,871
                                                         -----------    -----------    -----------    -----------

Income from operations                                       216,361         45,711        118,766        118,304

Interest income                                                5,448          6,520         14,652         27,620
Interest expense                                                (980)        (1,881)        (3,617)       (22,749)
                                                         -----------    -----------    -----------    -----------

Income before income tax provision(benefit)                  220,829         50,350        129,801        123,175
Income tax provision (benefit)                              (144,690)                     (152,410)
                                                         -----------    -----------    -----------    -----------
Net income                                               $   365,519    $    50,350    $   282,211    $   123,175
                                                         ===========    ===========    ===========    ===========

Per share data

   Basic                                                 $      0.08    $      0.01    $      0.06    $      0.03
                                                         ===========    ===========    ===========    ===========
   Diluted                                               $      0.07    $      0.01    $      0.06    $      0.02
                                                         ===========    ===========    ===========    ===========

   Weighted average number of common shares outstandin     4,839,303      4,820,642      4,839,110      4,697,257
                                                         -----------    -----------    -----------    -----------
   Weighted average number of common shares outstandin     5,046,671      5,159,399      5,117,278      4,985,909
                                                         -----------    -----------    -----------    -----------


         The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

                                                                 Nine Months Ended
                                                                    December 31,
                                                                1997           1996
                                                            -----------    -----------
Cash flows from operating activities
Net income (loss)                                           $   282,211    $   123,175
Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                                314,626        272,273
   Provision for bad debts                                      (44,374)        49,751
   Provision for inventory obsolescence                               0         35,000
   Deferred tax provision                                      (152,410)
   (Increase) decrease in
      Accounts receivable                                      (910,449)       (41,410)
      Inventory                                                (237,029)        50,733
      Prepaid expenses and other current assets                 (24,502)       (36,826)
      Security deposits                                          (2,436)           873
   Increase (decrease) in
      Accounts payable                                          620,417       (203,223)
      Accrued payroll and related liabilities                  (166,316)       (79,565)
      Deferred income                                           246,964         (2,976)
      Other current liabilities                                 127,746        (87,683)
                                                            -----------    -----------
      Net cash provided by operating activities                  54,448         80,122
                                                            -----------    -----------

Cash flows from investing activities
   Capital expenditures                                        (126,217)      (104,560)
   Capitalized software                                        (179,917)      (167,558)
                                                            -----------    -----------
      Net cash used in investing activities                    (306,134)      (272,118)
                                                            -----------    -----------

Cash flows from financing activities
   Repayments of debt                                           (31,609)      (528,973)
   Issuance of common stock                                         624      1,329,923
                                                            -----------    -----------
      Net cash provided by (used in) financing activities       (30,985)       800,950
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents           (282,671)       608,954
Cash and cash equivalents - beginning of period                 539,214         48,302
                                                            -----------    -----------
Cash and cash equivalents - end of period                   $   256,543    $   657,256
                                                            ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (Unaudited)



Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of December 31, 1997 and March 31, 1997, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine month periods then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at December 31, 1997 and 1996 have been made.

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


Note 2 - Inventory:
-------------------

Inventory consists of the following:

                                     December 31, 1997     March 31, 1997
                                        -----------         -----------

Raw materials                           $   733,207         $   825,583
Work in process                             734,165             374,802
Finished goods                               29,958
                                        -----------         -----------
                                          1,467,372           1,230,343
Less, allowance for obsolescence           (200,000)           (200,000)
                                        -----------         -----------
          Total                         $ 1,267,372         $ 1,030,343
                                        ===========         ===========


Note 3 - Related Party Transactions:
------------------------------------

In August 1997, the Company and one of its officers entered into an agreement whereby a $20,000 advance received by the officer was converted into a demand note payable bearing interest at the prime rate plus 1%. The note may be repaid from time to time however the entire balance is due upon the earlier of; the officer's cessation of employment or March 31, 1999. At December 31, 1997, this amount is included in Prepaid expenses and other current assets.

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (Unaudited)


Note 4 - Earnings Per Share:
----------------------------

The company has adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the quarter ended December 31, 1997. All prior periods presented have been restated to account for this change.

The computation of Basic Earnings Per Share is based on the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share is based on the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents, comprised of outstanding stock options and warrants.

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                            Three Months  Three Months Nine Months   Nine Months
                                            Ended         Ended        Ended         Ended
                                            12/31/97      12/31/96     12/31/97      12/31/96
                                           ----------    ----------   ----------    ----------
Weighted Average # of Shares Outstanding    4,839,303     4,820,642    4,839,110     4,697,257
Incremental Shares for Common Equivalents     207,368       338,757      278,168       288,652
                                           ----------    ----------   ----------    ----------
Diluted Shares Outstanding                  5,046,671     5,159,399    5,117,278     4,985,909


Note 5 - Recent Pronouncements:
-------------------------------

The Company is required to adopt the provisions of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Segment Reporting" ("SFAS 131"), which is effective for financial statements for annual periods ending after December 15, 1997. SFAS 131 establishes standards for the disclosure requirements relative to operating segments. The Company is evaluating the disclosure requirements of the recently issued statement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------

           A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to, the recent introduction and the costs associated with, a new family of products; dependence on the acceptance of this new family of products; risks related to technological factors; potential manufacturing difficulties; dependence on third parties; a limited customer base; and liability risks.


Results of Operations
---------------------

           Revenues for the quarter ended December 31, 1997 were $3,051,537 as compared with revenues of $1,826,698 for the same quarter of the previous fiscal year, or an increase of approximately 67%. The increase was primarily due to increased international shipments of the Company's Sentinel 2000 product. The Company continued to see interest in the other member of the family of SNS products, the Manager 2000.

           The Company's revenues were positively impacted by increased Domestic sales and as a result of increased shipments to the European market, including shipments under its contract with PTT Holland. Shipments to Europe were approximately $800,000 for the three months ended December 31, 1997 compared to $434,000 for the quarter ended December 31, 1996. The Company is aggressively pursuing customers in this market place.

           The Company's cost of goods sold increased from $762,434 for the quarter ended December 31, 1996 to $1,366,641 for the quarter ended December 31, 1997 as a result of increased business. Cost of goods sold as a percentage of sales increased from 41% for the previous comparable fiscal period to 44% for this fiscal period, due to the fact that the company is still experiencing a shift from its mature product lines to the newer Sentinel product line. The Company continues to focus on lowering the costs related to the newer products as they begin to mature and will eventually see the benefits from manufacturing efficiencies.

           Research and development expenses, net of capitalized software development, remained relatively constant with a slight increase from $236,701 in the quarter ended December 31, 1996 to $254,796 in the current fiscal quarter. Research and development expenses as a percentage of revenues decreased from 12% to 8%, primarily due to increased revenues in the current fiscal period. Selling, general and administrative expenses increased approximately 55% from $781,852 for the prior year's comparable fiscal period to $1,213,739 for the fiscal period ended December 31, 1997, however, as a percentage of sales decreased to approximately 39% compared to 42% in the previous quarter. This increase represents lower general and administrative costs offset by increases in the Company's selling expenses including an increase in the number of direct sales people, as we embark on an aggressive growth plan. The Company has begun to see increased revenues as a result of these increased selling expenses.

           The Company's income from operations increased 338% to $220,829 for the three months ended December 31, 1997 compared to $50,350 for the same period a year ago. Due to increased sales, the reduction in interest costs to the Company and the benefit for income tax of $144,690, the net income for the period ended December 31, 1997 increased 626% to $365,519 compared to net income of $50,350 for the quarter ended December 31, 1996. At March 31, 1997 the Company had provided a partial valuation allowance against its existing deferred tax assets. At December 31, 1997 the Company has reversed approximately $204,000 of valuation allowance relating to its net operating losses and it has recorded a provision for other operational temporary difference items. The expiration dates for its net operating losses range from the years 2001 through 2011.

First Nine Months of Fiscal 1998 Versus First Nine Months Fiscal 1997
---------------------------------------------------------------------

           Revenues for the nine months ended December 31, 1997 were $7,069,810 as compared with revenues of $5,264,210 for the comparable period of the previous fiscal year, or an increase of approximately 34%. This improvement is due to the success of the Company's new flagship product, the Sentinel 2000, increased shipments into the European market, and the expanding domestic customer base.

           The Company's revenues for the nine months ended December 31, 1997 were positively impacted by increased Domestic sales and as a result of increased shipments to the European market, including shipments under its contract with PTT Holland. Shipments to Europe were approximately $1,800,000 for the nine months ended December 31, 1997 compared to $802,000 for the nine months ended December 31, 1996. The Company is aggressively pursuing customers in this market place.

           The Company's cost of goods sold increased to $3,153,739 for the quarter ended December 31, 1997 compared to $2,016,324 for the quarter ended December 31, 1996 as a result of increased shipment levels. Cost of goods sold as a percentage of sales increased from 38% for the previous comparable fiscal period to 44% for this fiscal period, primarily due to the increased sales volume of the Company's newer product line. The Company expects to see increased benefits as the products mature and by continuing to improve purchasing and materials management systems.

           Research and development expenses, net of capitalized software development, increased from $664,711 in the nine months ended December 31, 1996 to $722,144 in the current fiscal period, an increase of 8%. Research and development expenses as a percentage of revenues decrease slightly from approximately 12% to 10%. Selling, general and administrative expenses increased 24% from $2,464,871 for the prior year's comparable fiscal period to $3,075,161 for the nine months ended December 31, 1996. This increase was primarily the result of added sales personnel in the second quarter. However as a percentage of revenues, selling, general and administrative expenses decreased from 46% for the previous period to 43% for the current fiscal period.

           The Company's had income before taxes of $129,801 for the nine months ended December 31, 1997 compared to income of $123,175 during the nine months ended December 31, 1996, primarily due to increased sales. The Company expects that benefits will continue to arise as a result of the increase in the sales force as well as increased volumes and manufacturing efficiencies gained thereby as the products continue to mature. The net income for the period was $282,211 compared to net income of $123,175 for the same period in 1996. At March 31, 1997 the Company had provided a partial valuation allowance against its existing deferred tax assets. At December 31, 1997 the Company has reversed approximately $220,000 of valuation allowance relating to its net operating losses and it has recorded a provision for other operational temporary difference items. The expiration dates for its net operating losses range from the years 2001 through 2011.


Financial Condition and Capital Resources
-----------------------------------------

           During the first nine months of fiscal year 1998, the Company recorded net income of approximately $282,000. Included in this income were non-cash charges of approximately $314,000 for depreciation and amortization. As a result, during the first nine months of fiscal year 1998, the Company's financial condition remained relatively stable.

             The Company's operations provided approximately $54,500 of cash, which included a use of cash of approximately $55,000 to satisfy its New York State tax settlement. The Company also utilized approximately $300,000 of cash for capital and software-related expenditures and utilized approximately $30,000 of cash to pay down its long-term debt.

           On August 30, 1997, the Company's line of credit agreement with United National Bank of Bridgewater, New Jersey expired. In November 1997 the Company successfully negotiated with United National to provide the Company with a $1,000,000 line of credit, collateralized by accounts receivable of the Company, to finance future working capital requirements.
As of February 6, 1998, the Company has not utilized this line.

             Based on its current cash and working capital position, as well as its available line of credit, the Company believes that it will have sufficient capital to meet its operational needs over the next twelve months.

           In fiscal 1998, the Company is required to adopt the provisions of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Segment Reporting" ("SFAS 131"), which is effective for financial statements for annual periods ending after December 15, 1997. SFAS 131 establishes standards for the disclosure requirements relative to operating segments. The Company is evaluating the disclosure requirements of the recently issued statement.

                           PART II. Other Information





Item 6.    Exhibits and Reports on Form 8-K


           (a)        Exhibits:
                      --------

                      27.        Financial Data Schedule


           (b)        Reports on Form 8-K:
                      -------------------

                                 No Reports on Form 8-K were filed.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 12, 1997



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