Form 10KSB
period 1998-03-21
MICROFRAME INC
filed 1998-07-14
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                                       X

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR



 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                                MICROFRAME, INC.
                                ---------------
                 (Name of Small Business Issuer in Its Charter)


                 New Jersey                             22-2413505
       -------------------------------    ------------------------------------
       (State or Other Jurisdiction of    (IRS Employer Identification Number)
       Incorporation or Organization)

    21 Meridian Road, Edison, New Jersey                     08820
 ------------------------------------------              ------------
 (Address of Principal Executive Offices)                (Zip Code)

Issuer's telephone number, including area code:  (732) 494-4440
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

                         Yes  X            No ___



 [ ]     Check if there is no  disclosure  of  delinquent  filers in response to
         Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in
         Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year totaled $10,217,911.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported by the National Quotation Bureau as of June 25, 1998 was approximately $17,531,345.

There were 5,296,479 shares of Common Stock outstanding as of June 25, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


Item  1.      Description of Business.

General
-------

              MicroFrame, Inc., a New Jersey corporation (the "Company"), founded in 1982, designs, develops and markets a broad range of remote network management and remote maintenance and security products for mission critical voice and data communications networks. The Company's products provide for alarm and fault monitoring, proactive administration and reporting capabilities which are being used as a basis for remote, intranet and internet network management and maintenance. In addition, by incorporating a variety of hardware and software options for security and user authentication, these products can deter, as well as prevent, unauthorized dial-in and/or in- band access to network elements and systems (such as computers, local area networks (LANs), wide area networks (WANs), routers, hubs, servers, Private Branch Exchange telephone switches ("PBXs") as well as other network elements). In addition they continue to allow authorized personnel access to perform needed administration and maintenance of host devices and networks from remote locations.

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


Principal Products and Markets
------------------------------

              The Company has established a strong customer base
(both domestically and internationally) through the development of a family of modular industry standards based hardware and software offerings designed to interface with a customer's existing dial-up and/or in-band WAN communications and network management environment and/or on a standalone basis. The Company believes that each of these offerings, when combined with the programmability as provided by the Company's software, support and meet the needs of wide varieties of customer element network management and intranet/internet security requirements. The software is designed to permit relatively easy modification, thus allowing customized solutions for monitoring and controlling telemanagement (intelligent agent) and/or network access.

              The  Company  develops  and  markets  a  broad  range  of  network management, remote maintenance and security products for voice and data communications networks. The Company's products are based upon a family of hardware and software components that, when combined with the Company's software "engine," provide programmability and modification wherein customized solutions for network access, monitoring and telemanagement of mission-critical applications and network elements can readily be accommodated.

              In fiscal 1997 and continuing in fiscal 1998, the Company continued its evolutionary development of products to address its strategic direction and goal of establishing a competitive position in the combined data and voice Network Management/ Distributed Device Management and Security marketplaces. The introduction of a new family of products referred to collectively as Secure Network Systems/ 2000 ("SNS/2000") based on industry standards-based products is designed to address the growing demand for remote network management of mission critical integrated voice and data network elements. The SNS/2000 product family consists primarily of Sentinel 2000, Sentinel 2000S and Manager 2000.

              These products integrate element monitoring, fault management and security management as well as remote access and problem identification/resolution into a suite of network management solutions to monitor, maintain and increase the operational integrity, availability and access for mission-critical networks.

              As telecommunications networks continue to expand to support more and more mission- critical applications, the economic impact of downtime and the importance of secure remote access to manage and maintain these networks increase exponentially. According to a third party study, "network downtime for a typical network consisting of two servers and 100 personal computers" can cost companies, on average, up to $1,000 per minute in lost revenues and employee productivity. The technical support staff necessary to administer, support and maintain combined voice and data networks of a large distributed base of legacy and standards-based networking devices remain extremely costly and inefficient. Faced with budget constraints and a lack of skilled staff resources due to downsizing programs, network and system managers today are searching for new tools to more effectively manage, secure and control their expanding and increasingly more complex networks. The Company believes that the SNS/2000 family of products provides cost effective solutions to these problems. The products are completely modular by design. Each product element provides a stand-alone feature/function set enabling one to choose only the products needed to enhance the performance of their existing network management systems. For maximum advantage, the elements may be integrated into a secured telemanagement and remote access control solution that can be customized and tailored to meet specific organizational requirements.

              Secure Remote Telemanagement/Telemaintenance.  One major aspect of
              --------------------------------------------
the SNS/2000 family of products is its design which is to specifically reduce network "downtime" by significantly enhancing and bringing new capabilities for detection, reporting, handling and resolution of alarm/fault conditions. It also directly addresses the requirement to manage both "legacy" as well as standards-based communications resources across widely dispersed heterogeneous network environments. The SNS/2000 product set is fully Simple Network Management Protocol ("SNMP") compliant. It offers stand-alone network management and remote access solutions which can be fully integrated into existing SNMP-based central management systems and/or Trouble Ticket Management Systems. Its SNMP proxy agent capability enables non-SNMP legacy devices, such as PBXs, to communicate with SNMP network managers (e.g., HP/Openview, Cabletron Spectrum, IBM's Netview, et al.) for more cohesive centralized control of all communications resources.

              SNS/2000 provides redundant, secured access and alarm monitoring to all network resource maintenance ports via both in-band and out-of-band connectivity to increase system reliability, access and availability. All network access and/or access to network elements may be channeled through a secure central gateway where users are authenticated and transparently routed only to authorized destinations. Network elements are monitored by local intelligent agents to proactively detect (and in many cases resolve) alarms and fault conditions as well as threshold violations. This monitoring includes ensuring that environmental conditions (e.g. temperature, moisture, battery voltage, etc.) at various points in the network are also within preset thresholds. Critical fault conditions are promptly identified and 1) resolved via the intelligent agent technology of these products and/or 2) immediately transmitted to the appropriate management center for analysis, trouble ticket generation, corrective action, and escalation where appropriate. This enables organizations to improve network availability through proactive response to potential network problems before they manifest themselves in potential network outages.

              Secure Remote  Access.  A second aspect of the SNS/2000  family of
              ---------------------
products is designed to address a rapidly growing group of telecommuters who are redefining the boundaries of the traditional workplace. They are placing an increasing demand for convenient remote access to network resources. By opening the networks to meet these demands, the networks are left vulnerable to unauthorized entry. Such unauthorized access carries security liabilities and exposure to critical company resources, data and information. In addition, unauthorized users are consuming valuable network bandwidth, thus reducing availability for legitimate users. SNS/2000 offers remote access security solutions for host computers, LANs and WANs, as well as other network elements by providing front-end barriers to prevent unauthorized entry. Access control is managed, monitored and administered via client server architecture. Centralized administration is provided to facilitate ease of administration, monitoring and maintenance. Alerts are issued when user defined events occur and/or thresholds are exceeded. Reporting capabilities are provided which are useful for identifying trends and analyzing network utilization. A wide range of authentication technology is supported and, based on operational needs, can be incorporated into the Company's remote access security solutions.

              SNS/2000 feature/function/benefit set. The primary benefits of SNS/2000 include:

o             SNMP Agent/Proxy
              Standards-based SNMP Proxy alarm reporting for non-compliant legacy devices. Centralized telemaintenance for both voice and data communications networks.

o             Alarm Reporting & Evaluation
              Distributed Rules Based (Intelligent Agent) alarm filtering to reduce network bandwidth consumption as well as insure delivery of critical alarms/faults. Multilevel alarm reporting with programmable escalation to insure prompt response. PBX toll fraud detection and reporting to reduce/minimize toll fraud loss potential.

o             Remote Maintenance & Monitoring
              Programmed monitoring of device fault tables to enable proactive maintenance activity. Locally executed auto-recovery procedures to reduce costly downtime.

o             Security
              Secured in-band/out-of-band access to insure network integrity. Secured remote tele commuting access to eliminate unauthorized network access.

o             Graphical User Interface ("GUI") Based System
              Central GUI-based system administration for convenient system management.

o             Open Database ("ODBC") Compliant
              Integration  with  major  database  offerings   (Oracle,   Sybase,
              SQL/Server, Informix, etc.)

o             Controlled Access & Ethernet Capabilities
              Controlled vendor access for secure out-of-band device management and administration. Ethernet and dial access allowing for redundant access/reporting paths for increased network reliability. Distributed intelligent agent device controllers for reduced bandwidth utilization.

o             Buffering/Database Capabilities
              Central relational database with ad hoc report generation for convenient activity/ utilization analysis. Buffering system for storage/retrieval of data (i.e. CDR Records, Critical Logs, etc.).

              SENTINEL 2000. Represents the flagship member of the Company's new family of SNS/2000 products. In the first quarter of fiscal 1997, MicroFrame introduced the Sentinel 2000. The Sentinel 2000 is a stand-alone, secure multi-port programmable Remote Site Element Manager which utilizes integrated application software designed to provide alarm/fault monitoring, security and remote access for controlling/managing remote voice and data network elements via their out-of- band dial-up maintenance ports as well as via in-band Ethernet connectivity. The system provides device alarm/fault monitoring and reporting, SNMP management and SNMP proxy functionality, PCMCIA high speed modem(s) plus Ethernet connectivity, environmental monitoring and control, and secured in-band/out-of-band access to device maintenance and control ports. The Sentinel 2000 is an element management solution that facilitates convenient, reliable, remote network element telemanagement and telemaintenance of voice and data networks.

              Based on the Motorola 68360 Multi-controller processor chip, the Sentinel 2000 is administered and maintained with the Company's new GUI-based Manager 2000 software product offering. The Sentinel 2000 integrates a wide range of applications that provide for Secure Remote Network Management for a wide variety of network elements (either directly or via an SNMP proxy function). These include Access Security, Alarm Management, Environmental Monitoring and Control, PBX Toll Fraud Detection and Remote Device Reboot and power management capabilities.

              The Company has continued seeing strong acceptance of the Sentinel 2000 from such companies as PTT Holland, MCI, AT&T, Vyvx, Ameritech, U.S. West, TeleFinland, Kaiser Permanente, and Telstra Australia. In fiscal 1998, the Company shipped approximately 2,500 units of the Sentinel 2000, generating net revenues of approximately $6,000,000, representing 60% of the Company's net revenues for the year. In fiscal 1997, the Company shipped approximately 1,100 units of the Sentinel 2000, generating net revenues of approximately $2,670,000, representing 36% of the Company's net revenues for the year.

              MANAGER 2000. During the fourth quarter of fiscal 1997, the Company introduced a second member of the SNS/2000 family of products, Manager 2000, a set of software applications that collectively provide a solution for remote site-management and the servicing of real-time alarms generated by remote monitoring equipment. Manager 2000 integrates the Sentinel 2000 and IPC/Secure Sentinel programmable remote-site managers with central-site management tools to provide maintenance managers and technicians with a seamless network overview. Manager 2000 automates many time-consuming remote management tasks for a faster response time, improved fault isolation, identification and resolution, and differentiation of critical and non-critical events. In conjunction with Sentinel systems, Manager 2000 can limit access to maintenance ports and devices to authorized individuals only. The authorized access is controlled at the central management site. This permits frequent changes and the assignment of temporary privileges to outsiders. Manager 2000 features include Alarm Processing, Trouble Ticket Management, Secured Remote Site Access, Security, and Remote Site Administration. All of this is done based on industry standard architecture (Windows 3.1, Windows/95, Windows N/T, ODBC, etc.), and is designed for scalability.


New Products and Markets
------------------------

              During fiscal 1998, the Company introduced the Sentinel 2000S Slimline programmable Remote Site Manager that is designed to provide a "Virtual Technician" that operates 24-hours-a- day, 7-days-a-week to manage, monitor and provide secured remote access to voice, video, and data network elements such as PBXs, bridges, hubs and routers. The Slimline is a lower-cost offering with a feature set comparable to the Sentinel 2000(TM) from the Company, with the exception of the 28 host port expandability.

              The Sentinel 2000S Slimline provides alarm/fault management by monitoring data from remote network elements. When the Sentinel determines an alarm status, the appropriate corrective- action procedures are initiated, and the alarms can be sent to a technician via ASCII text, pager or

E-mail, or to a central SNMP management product such as HP OpenView or Cabletron Spectrum. Alarms can be escalated if a timely response is not received. Network security is managed by a variety of authentication technologies. The Sentinel monitors, controls and logs all activity on each port and provides central and/or local audit reports, and can also detect PBX toll fraud by monitoring CDR ports for activity that violates pre-defined threshold levels in various call classifications.

              On April 9, 1998, the Company signed a letter of intent to acquire privately held Solcom Systems, Ltd. (Solcom), based in Livingston, Scotland. The Company proposes to issue to the shareholders of SolCom an aggregate of approximately 5,600,000 shares of its common stock and/or options to purchase shares of its common stock in exchange for all of the issued and outstanding share capital and options of SolCom. SolCom is a leading developer of remote monitoring (RMON) technology. Originally approved by the Internet Engineering Task Force (IETF) in 1992, Remote MONitoring, or RMON, is a standard protocol for users to proactively manage multiple LANS and WANs from a central site. RMON 1 identifies errors, alerts administrators to network problems and baselines networks in addition to its remote network analyzer capabilities. RMON's recent enhancement, RMON 2, enables trouble-shooting and effective network capacity planning. Consummation of the transaction is subject to execution and delivery of a definitive acquisition agreement, approval of the shareholders of both the Company and Solcom as well as various regulatory approvals.


Other Products and Markets
--------------------------

              The Company's first major product success, the DL-4000(TM), was introduced in 1986 and is designed to protect mainframe computers from unauthorized dial-up access. Since that time, more than 1,000 units have been installed worldwide and the product continues to be a part of the Company's product offerings.

              Recognizing that  organizations were restructuring data processing away from centralized mainframes and into various network configurations, the Company re-engineered its original fixed- function, "black box" product into a flexible, programmable hardware/software system capable of securing access at a wide variety of "nodes" in the network. The foundation of this re-design was the development of a proprietary software "engine," which maximizes the programmability of the hardware, defining and controlling the functions to be performed by various hardware components.

              Beginning in 1991, the Company determined that an additional related market opportunity was developing with the proliferation of PBXs, voice-mail systems and other privately owned voice communications systems and security devices. The Company believes that theft of long distance telephone services ("toll fraud") through unauthorized access to these devices has resulted in substantial losses. Thus the support of PBXs through the development and marketing of data communications security products has witnessed substantial customer demand for greater system reliability, protection against toll fraud and security against network intrusion.

              A  vulnerability  of these systems results from the fact that PBXs and other devices used in the voice communications system have remote maintenance and administrative "ports." These ports permit a system administrator or maintenance personnel to "dial in" or gain access to a device electronically, by telephone, and to monitor and, if necessary, change or manipulate the software and hardware embedded in the equipment. This can be accomplished without having a physical presence at the site where the equipment is located. Without proper security, an unauthorized user can gain access to a system through one of these ports, a potential exposure of PBX customers to toll fraud. With a remote maintenance facility, PBX and other telecommunications product vendors can respond to and provide their customers with cost-effective solutions that address customer demand for highly responsive service for their products.

              After initiating discussions with major PBX suppliers, the Company developed a group of products, referred to as "Intelligent Port Controllers" ("IPC"), designed to provide security for the dial-in access remote ports. Among these products are a Remote Port Security Device (RPSD(TM)), which was designed and manufactured exclusively for AT&T (now Lucent Technologies) beginning in 1991 and the Secure Sentinel(TM) family of devices, which were introduced by the Company in 1992.

              The RPSD is provided on an original equipment manufacturer ("OEM") basis under Lucent Technologies' own label as a security device for Lucent Technologies' Definity PBX. Over 16,200 RPSD units have been shipped to Lucent Technologies since 1991 and the Company has commenced shipping the product to other customers as well. During fiscal 1997, sales from the RPSD product line were responsible for approximately 15% of the Company's overall revenue.

              The Secure Sentinel(TM) is a family of programmable hardware platforms that combine security management of remote maintenance ports, protection against toll fraud, fault and alarm reporting functions and real-time call detail record analysis. Since its introduction, the Company has expanded both the number of Secure Sentinels(TM) offered and the functionality of each, shipping more than 12,000 units which has accounted for more than $14,500,000 in revenue. During fiscal 1998, sales from the Secure Sentinel(TM) product line were responsible for approximately 15% of the Company's overall revenue.

              Beginning in fiscal 1993, the Company began offering a new product, the Secured Database Server (SDS(TM)). Like the DL-4000, this is a programmable system designed to prevent unauthorized dial-in access to a computer or data communications network. The SDS, however, incorporates the technology of the DL-4000 in a personal computer, allowing storage of greater amounts of user data, which permits a customer to both monitor a greater number of users and to store more detailed identification data about each user. The SDS also incorporates redundant processor elements, reducing the possibility of system downtime. This product is thus suitable for protecting significantly larger systems and is currently implemented by MCI to provide secured access for network administration of over 500 of its long distance service switching facilities, as well as for Chemical Bank, Key Corp., Lockheed/Marietta and other major companies worldwide.

              Building on the SDS, in fiscal 1994, the Company introduced the Secured Gateway System (SeGaSys(TM)), designed to provide centrally controlled access to and administration of a large number of remotely located maintenance ports on both voice and data communications devices. The SeGaSys system contains a "communication firewall" or secured gateway that controls and routes all access to remote port destinations, a central database management server which uses the SDS software to administer and control user access and resource authorizations, remote security modems and/or alarm reporting devices which provide fault/alarm management capabilities. SeGaSys effectively manages a number of Secure Sentinel devices located at remote locations that provide the security, alarm monitoring and reporting for those locations.


Overall Target Markets
----------------------

              The Company believes its products are well positioned to take advantage of what it believes are current significant trends in data communications and voice communications networks. In the view of the Company's management, organizations are seeking to increase productivity by providing sophisticated communications networks that connect all of their separate units, whether locally, nationally or internationally. As the price of equipment decreases and power increases, such networks become cost effective, justifiable and possible for more and more groups, and it becomes feasible to introduce sophisticated networks into technologically less advanced regions regardless of size. At the same time, more of such organizations' data and other resources are being made available to more users by means of these systems. These market dynamics are causing networks to become an ever increasing and vital source of revenue generation as well as employee productivity. Therefore, proactive management of these networks to insure network availability, which, in turn supports employee productivity as well as revenue generation, is increasingly becoming a necessary imperative for all companies. Because of these market factors, the Company believes that the security and network management issues resulting from this growth will generate demand for the Company's products.


Remote Network Management and Remote Telemaintenance Markets
------------------------------------------------------------

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

              Alarm Monitoring: The Sentinel 2000 and Secure Sentinel(TM) alarms can be transmitted/reported to central network management systems (such as Cabletron's Spectrum, HP's Openview, IBM's Netview, etc.), trouble ticket management packages (such as Remedy), a single or multiple PCS (personal communication system), personal pagers,. as well as provide for an alarm to be escalated to ensure timely response. The Sentinel 2000 and Secure Sentinel(TM) also allow programmed administration of the host devices via their maintenance port connection.

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


Security Market
---------------

              As previously noted, widely distributed data and voice communications networks incorporate network elements and devices with dial-in ports. The Company offers a variety of products, e.g., Manager 2000 and
SeGaSys(TM), which when combined with the Sentinel 2000 and/or Secure Sentinel/IPCs, permits centralized control for secure remote access to all ports on the network. All users (such as maintenance providers and others authorized to service or administer devices in the network) dial a single telephone number and/or are connected/authorized in-band for access. Upon successful validation of access for the requested device the user is automatically routed to the targeted device by the Manager 2000 system and/or SeGaSys(TM). This eliminates the security risk inherent in providing lists of telephone numbers and access codes for numerous devices, as well as reduces the burden of administering many remotely located security devices. Once authenticated and routed, the transaction (including session activity, if desired), is logged to a central database, available for audit review and analysis.

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

              PBX Toll Fraud/Abuse Control: PBXs and voice-mail systems frequently permit dial-in users access to outbound trunk lines to enable users to take advantage of a company's WATs lines or similar services. However, abuse of these services can result in substantial charges. The product offerings can be programmed to monitor and analyze all dial-in call activity to determine if current activity exceeds specified parameters or selected criteria indicative of potential toll fraud or abuse. If the activity exceeds the parameters, the system issues an alarm to the appropriate personnel or initiates protective procedures.

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

              The Sentinel 2000, IPC and SeGaSys(TM) incorporate a high-level programming language and program editor developed specifically for these products, which is referred to as the Communication Control Language ("CCL"). This language allows standard programs incorporated into these products to be modified or enhanced to meet specific customer requirements. The incorporation of CCL into these products also facilitates the introduction of additional product enhancements.


Support Services
----------------

              In addition to the normal training, installation and repair services, the Company also provides professional services, including consulting, specialized programming and turnkey installations.


Marketing and Distribution
--------------------------

              The Company believes that the markets for remote element network management, distributed device management, and security are rapidly emerging and growing. Therefore, the Company is approaching each of these markets with an integrated marketing strategy. The SNS/2000 family of products, the DL-4000 and the SDS(TM), data communications security products have been sold and will continue to be sold to major telecommunications companies, networking companies, network security customers, systems integrators, facility managers and others via the Company's direct sales organization, in-house telemarketing efforts and selected distributors.

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

              With respect to the communications security market, the Company has recognized that product sales could be effected more economically if major telecommunications companies could be convinced to promote the products to their own customers. The Company has established contractual relations in the United States with Lucent Technologies, MCI, Southwestern Bell, US WEST and Ameritech. During fiscal 1995, the Company expanded its distribution into Canada through a non-exclusive distribution agreement with TTS Meridian Systems, Inc. of Willowdale, Ontario, a Northern Telecom subsidiary. The Company expects to continue to seek additional arrangements with the other network element and PBX systems vendors and distributors in North America.

              In connection with the foreign distribution of its products, the Company appointed EBA of Brussels, Belgium in November 1993 as its exclusive sales representative for Europe to provide sales and technical support to the Company's authorized distributors and to directly sell the Company's products to accounts in that region. In September 1995, the Company acquired through MicroFrame Europe NV, its wholly-owned subsidiary, all of the issued and outstanding shares of capital stock of EBA. In fiscal 1995, the Company signed a five-year agreement with LM Ericsson ("Ericsson") of Stockholm, Sweden, a global telecommunications equipment manufacturer and distributor. Ericsson has qualified for use and will promote the Company's Secure Sentinel products with Ericsson PBX equipment, worldwide, with an initial roll-out in Europe, the Pacific Rim and the United States. During fiscal 1995, a three-year distribution agreement was also entered into with Racal Australia PTY, Ltd. ("Racal Australia") of Brookdale, South Wales, Australia, a wholly-owned subsidiary of Racal Electronics plc of the United Kingdom. Racal Australia, which provides data communications, data security and digital cellular equipment throughout the Pacific Rim, will distribute the Company's product line throughout Australia, New Zealand, Singapore and Hong Kong. Additionally, during fiscal 1995, the Company signed its first distribution agreement in Eastern Europe with Netlink of Prague, in the Czech Republic. With the acquisition of EBA in place and the maturation of the agreements consummated in previous years, the revenues related to the international market were approximately $1,530,000 (21%) in fiscal 1997 and approximately $2,500,000 (25%) in fiscal 1998.

Competition
-----------

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

              The Company believes the principal factors affecting competition in this market include: (1) the products' ability to conform to the network topologies and/or computer systems; (2) the products' ability to avoid technological obsolescence; (3) the willingness and ability of a vendor to support customization, training, and installation; and (4) price.

              Although the Company believes that its present products and services are competitive, the Company competes in its general markets with a number of large computer, electronics and telecommunications manufacturers which have financial, research and development, marketing, and technical resources substantially greater than those of the Company. The Company also faces competition from a variety of niche market players. In the context, such competitors include Security Dynamics, Inc., Digital Pathways, Inc. and the Lee Mah Data Systems Corp. In the remote network management and telemaintenance context, they include TSB International, Inc. and Teltronics, Inc. Such companies may succeed in producing and distributing competitive products more effectively than the Company, and may also develop new products that compete effectively with those of the Company.


Sources and Availability of Materials
-------------------------------------

              The Company designs its products utilizing readily available parts manufactured by multiple suppliers and the Company currently relies on and intends to continue to rely on these suppliers. The Company has been and expects to continue to be able to obtain the parts generally required to manufacture its products without any significant interruption or sudden price increase, although there can be no assurance that the Company will be able to continue to do so.

              The Company sometimes utilizes a component available from only one supplier. If a supplier were to cease to supply this component, the Company would most likely have to redesign a feature of the affected device. In these situations, the Company maintains a greater supply of the component on hand in order to allow the time necessary to effectuate a redesign or alternative course of action should the need arise.

Dependence on Particular Customers
----------------------------------

              The Company has continued to expand its customer base and broaden its sales mix. These efforts have resulted in the Company becoming less reliant on any one particular customer. However, the Company sells a substantial portion of its products to several major customers, i.e., PTT Holland, Lucent Technologies and MCI. Sales to PTT Holland, Lucent Technologies, AT&T and MCI represented approximately 61% of the Company's revenue in fiscal 1998. The loss of any of these customers could have a material adverse effect on the Company's business.

              The Company's installed customer base is estimated to number over 200 companies constituting more than 2,300 customer sites worldwide. In the United States, virtually all of the Company's customers are Fortune 1,000 industrial companies and large U.S. financial institutions. Customers in the U.S. represented approximately 75% and 79% of the Company's revenue, respectively, in fiscal 1998 and fiscal 1997.

              Under an agreement with Lucent Technologies, the Company has been manufacturing the RPSD for Lucent's resale to its PBX customers. As of the end of fiscal 1998, Lucent had purchased and installed more than 17,000 RPSD units.

              In fiscal 1996, MCI and the Company expanded their relationship across multiple operating units within MCI, including that responsible for outsourcing and "Concert", MCI's joint venture with British Telecom, as well as with MCI/SHL.


Intellectual Property, Licenses and Labor Contracts
---------------------------------------------------

              The Company holds no patents on any of its technology. Although the Company licenses some of its technology from third parties, it does not consider any of these licenses to be critical to the Company's operations.

              The Company has made a consistent effort to minimize the ability of competitors to duplicate the Company's software technology utilized in its products. However, the possibility of duplication of the Company's products remains and competing products have already been introduced.

              The Company's  name and the Secure  Sentinel  name are  registered trademarks of the Company filed with the United States Patent and Trademark Office ("PTO"). The Company also has trademark applications pending with the PTO for SeGaSys, Sentinel 2000, Sentinel 2000S, Manager 2000, PassKEY, SofKEY, Secure Network Systems 2000, the Company's logo, the MicroFrame Wizard and the tagline "We Bring Wizardry To Remote Network Management." The Company anticipates that these trademarks shall be registered but there can be no assurance that such will occur.

              None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.


Governmental Approvals Required and Effect of Government Regulation
-------------------------------------------------------------------

              Due to the sophistication of the technology employed in the Company's products, export thereof is subject to governmental regulation. As required by law or demanded by customer contract, the Company obtains approval of its products by Underwriters' Laboratories. Additionally, because many of the Company's products interface with telecommunications networks, its products are subject to several key Federal Communications Commission ("FCC") rules that often requires FCC approval.

              Part 68 of the FCC rules contains the majority of the technical requirements with which telephone systems must comply to qualify for FCC registration for interconnection to the public telephone network. Part 68 registration requires telecommunication equipment interfacing with the public telephone network comply with certain interference parameters and other technical specifications. FCC Part 68 registration for the Company's products has been granted and the Company intends to apply for FCC Part 68 registration for all of its new and future products.

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


Research and Development Activities
-----------------------------------

              During fiscal 1998, the Company continued development of its "next generation" of products built on a new architecture that is ultimately intended to replace its IPC products - the Secure Sentinel(TM) and RPSD - referred to collectively as SNS/2000. As discussed previously, this family of products is designed to address the growing demand for remote element network management and security of mission-critical integrated voice and data networks. Research and development expenses in connection therewith were $1,117,151 in fiscal 1998 and $893,852 in fiscal 1997.

Costs of Compliance with Environmental Laws
-------------------------------------------

              The Company's business is not subject to regulations involving discharge of materials into the environment.


Employees
---------

              As of June 23, 1998, the Company had 46 employees, all of whom are full-time employees, and of which 20 are technical personnel, 9 are in sales, marketing and support, 7 are in production and 10 are in executive, financial and administrative capacities.


Item  2.      Description of Property.

              The Company currently leases 8,900 square feet of space at 21 Meridian Road, Edison, New Jersey for its administrative, sales and marketing and research and development functions (the "Lease"). The Lease provides for a monthly rental of $5,428.55 and expires on June 30, 1999. From the period commencing July 1, 1997 through June 30, 1999, the total monthly rental is $5,579.17 per month. An additional 2,000 square feet of office space and 2,600 square feet of warehouse space is currently leased to another tenant with a concurrent expiration date of June 30, 1999. The Company is the sole guarantor for the full performance of this tenant's obligations through the expiration date.

              In addition, the Company currently leases 5,112 square feet of space at 300E Corporate Court, South Plainfield, New Jersey for its finance, manufacturing, and warehousing functions. This lease provides for a monthly rental of $3,408.00 and expires on June 30, 1999.

              In addition, the Company currently leases 245 square meters of office space in Antwerp, Belgium for its European operating headquarters.. This lease provides for a monthly rental of 81,083 Belgian Francs per month (US$2,316.00 at an exchange rate of 35BEF to 1US$) and expires on July 31, 2005, with an option of the Company to terminate the lease on either July 31, 1999 or July 31, 2002, as applicable.


Item  3.      Legal Proceedings.

              The Company reached a settlement with the New York State Department of Taxation and Finance in April 1997 as it related to a sales tax assessment of $227,391.90 imposed in a Notice of Determination in March 1996. The settlement amount of $55,512.73 was paid in full as of April 1997.

Item  4.      Submission of Matters to a Vote of Security Holders.

              None.

                                     PART II


Item  5.      Market For Common Equity and Related Stockholder Matters.

Market Information
------------------

              The Company's Common Stock commenced trading on August 17, 1995 on the NASDAQ SmallCap Market under the symbol "MCFR". Prior to that date, the Common Stock was not traded on any registered national securities exchange, although several registered broker-dealers made a market in the Common Stock. The following table sets forth the high and low bid prices of the Common Stock in the over-the-counter market as reported by National Quotation Bureau through August 16, 1995 and by NASDAQ from August 17, 1995 through March 31, 1998. The quotations set forth below do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                                    HIGH                  LOW
                                                    ----                  ---
                           Fiscal 1997
                           -----------
                           June 30                 $2.88                $1.75
                           September 30             2.25                 1.06
                           December 31              2.56                 1.50
                           March 31                 2.44                 1.56

                           Fiscal 1998
                           -----------
                           June 30                 $1.88                $1.56
                           September 30             1.63                 1.25
                           December 31              1.84                 1.31
                           March 31                 2.75                 1.13


Holders
-------

              The Company believes that as of June 25, 1998, there were approximately 363 record holders of its Common Stock (including brokers holding in street name).


Dividends
---------

              The Company has not paid any cash dividends on its Common Stock during the two fiscal years ended March 31, 1998 and March 31, 1997. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

              Under the terms of the Company's credit agreement with United National Bank, the Company may not, without the prior written consent of United National Bank, declare or pay any dividends in cash or otherwise on any shares of capital stock of the Company.


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


Plan of Operation
-----------------

              During the next 12 months, the Company will continue its effort to expand its existing customer relationships and marketplace penetration through internal growth and the proposed acquisition of Solcom Systems, Ltd, a leading developer of RMON technology, while tightly controlling operating costs. There can be no assurance, however, that such acquisition will be consummated. The Company anticipates placing substantial emphasis on the distribution of its new family of products as well as its acquired products and begin development of a new family of products based on a combination of existing features incorporated in the Sentinel and Solcom's RMON technology, along with continued international business expansion. The Company will also look to continue its three-year trend of reducing its reliance on several major customer organizations, most notably, MCI and Lucent.

              During fiscal 1998, the Company continued its development of a new generation of products based on more advanced technology. The products were formally introduced at an industry trade show in January, 1996. The new network management product family, known as SNS/2000, integrates network management, security management and fault management as well as problem resolution into a suite of network management solutions. This technology will allow for increased operational integrity and access to voice and data networks. The Company commenced shipment of the new product of this next generation product family, the Sentinel 2000 in May, 1996 and volume production shipments began in June, 1996. To date, approximately 3,000 units of the Sentinel 2000 have been shipped. In January, 1997, another member of the SNS/2000 family, the Manager 2000, was introduced. Manager 2000 is a set of software applications that collectively provide tools for remote site management and the servicing of real-time alarms being generated by remote monitoring equipment. In October 1997 the Company announced its newest product, the Sentinel 2000S Slimline, and began shipments of this product in early 1998.

              With the addition of several major new customers, the Company continues to strengthen its worldwide customer base, which includes U.S. and international telecommunications providers, Private Branch Exchange ("PBX")
vendors, financial institutions, Fortune 500 companies and governmental agencies. The Company has more than 2,300 installations across North America, South America, Europe and the Pacific Rim. The September 1995 acquisition of European Business Associates ("EBA") has caused the Company to focus more on expanding the international customer base. Based in Brussels, Belgium, EBA had acted as the Company's exclusive sales representative in the European market since November, 1993, providing both sales support and technical support to the Company's authorized distributors, as well as selling directly to accounts in the region. During the latter part of fiscal 1996, the Company's international revenue stream increased as it capitalized on relationships with new global PBX suppliers including LM Ericsson of Stockholm, Sweden and Alcatel Bell of Antwerp, Belgium. A major new contractual relationship was formed in fiscal 1997 as a result of this improved focus. After announcing this new relationship with TELE Business Communications of Finland, a subsidiary of Telecom Finland, in November, 1996, the Company proceeded to ship over $260,000 of product, primarily the Sentinel 2000, in the last four months of fiscal 1996. As a result of this continued focus, the Company entered into a relationship with PTT Holland during fiscal 1998 for its Sentinel technology. This relationship resulted in shipments of over $2,000,000 to PTT during the year ended March 31, 1998. The Company anticipates continuing this relationship into fiscal 1999. Additionally, the Company expanded its distribution in the Pacific Rim with a significant increase in shipments to Racal Australia.

              During fiscal 1998, the Company forged several new domestic relationships principally to offset a reduction in the Company's revenue stream in respect of two major customers, MCI and Lucent Technologies (formerly AT&T). The most significant was the new contractual relationship formed in September 1996 with US WEST Communications Services. Ongoing relationships, primarily with Southwestern Bell Communications, were maintained. Relationships in fiscal 1996 improved, primarily Ameritech Information Systems. Finally, other new relationships were formed, including Vyvx, Inc., Sprint Communications and in fiscal 1998, PTT Holland. As a result of the above, overall revenues generated from the Company's two primary customers has dropped from 60% in fiscal 1995 to 49% in fiscal 1996 to 34% in fiscal 1997 to 25% in fiscal 1998. In fiscal 1999, the Company expects to continue to reduce such percentages through continued diversification of its customer base and the creation of new relationships. MCI, Lucent and PTT remain the three largest, and most significant to the Company. The Company's relationship with MCI extends to multiple operating units within the organization, each with divergent business needs and different market characteristics. The Company ships multiple products to MCI for security and alarm management of various internal switch installations, including shipments to Concert Global Networks, MCI's joint venture with British Telecom, as well as to various out-source relations which MCI manages. In its relationship with Lucent Technologies, the Company has manufactured Remote Port Security Devices (RPSDs) for Lucent's resale to its PBX customers. The RPSD is a secured-access product provided under Lucent's own label and is custom designed to operate with Lucent's PBX, Key Systems and Voice Processing products (primarily the Definity product line). As of the fiscal year ended March 31, 1997, Lucent had purchased and installed more than 16,200 RPSDs since 1991. In October 1995, the Company signed a two-year renewal of an OEM agreement, through which Lucent purchases RPSDs.

              The Company's employee base dropped from 42 full-time employees in fiscal 1996 to 37 full-time employees during fiscal 1997. However, the Company's employee base increased to 46 full-time during fiscal 1998 as the Company returned to greater profitability. Additional resources resulting from such profitability are being devoted primarily to the marketing and development of a more extensive system integration capability that would enable the Company to gain an increasing share of the market. Due to the growth that the Company experienced in fiscal 1995, an additional facility in South Plainfield, New Jersey was leased with expiration terms concurrent with its existing lease in Edison, New Jersey. The Company's operations group relocated to this facility in August 1995. The Company's European operation also moved to a new, larger facility in Antwerp, Belgium in August 1996. The Company believes that it has space adequate to meet its growth requirements for the foreseeable future.

              The Company believes that as data and voice networks continue to grow and companies grow more reliant on such networks for revenue generation and employee productivity, the recognition of system vulnerability will continue to increase and the Company's products will be in greater demand. After the unsatisfactory performance in fiscal 1996, the Company rebounded in fiscal 1997, achieving management's primary mission for such year of returning the Company to profitability.


                              RESULTS OF OPERATIONS

Fiscal Year 1998 Compared to Fiscal Year 1997
---------------------------------------------

              Revenues for the year ended March 31, 1998 were $10,217,911 as compared with revenues of $7,343,624 for the year ended March 31, 1997, an increase of approximately 39%. The increase was primarily due to increased international shipments of the Company's Sentinel 2000 product combined with an overall increase in Sentinel 2000 shipments. The Company continued to see revenues with respect to the other member of the family of SNS products, the Manager 2000.

              The Company's revenues were positively impacted by increased domestic sales and as a result of increased shipments to the European market, including shipments under its contract with PTT Holland. Shipments to Europe were approximately $3,000,000 for the year ended March 31, 1998 compared to approximately $1,000,000 for the year ended March 31, 1997.

              The Company's cost of goods sold increased to $4,285,134 for the year ended March 31, 1998 compared to $2,903,705 for the year ended March 31, 1997 as a result of increased shipment levels. Cost of goods sold as a percentage of sales increased from 40% for the previous comparable fiscal period to 42% for this fiscal period, primarily due to the increased sales volume of the Company's newer product line.

              Research and development expenses, net of capitalized software development, increased from $893,852 in the year ended March 31, 1997 to $1,117,151 in the current fiscal year, an increase of 25%. Research and development expenses as a percentage of revenues decreased slightly from approximately 12% to 11%. Selling, general and administrative expenses increased 32% from $3,355,961 for the prior year to $4,419,521 for the year ended March 31, 1998. This increase was primarily the result of added sales personnel during the fiscal year. However as a percentage of revenues, selling, general and administrative expenses decreased from 46% for the previous period to 43% for the current fiscal period.

              The Company had income before taxes of $406,649 for the year ended March 31, 1998 compared to income of $201,286 for the year ended March 31, 1997 primarily due to increased sales. The net income for the year ended March 31, 1998 was $711,310 compared to net income of $342,451 for the prior fiscal year. At March 31, 1997, the Company had provided a partial valuation allowance against its existing deferred tax assets. At March 31, 1998, the Company has reversed the remaining approximately $300,000 of valuation allowance relating to its federal net operating losses and has recorded a benefit for other operational temporary difference items. The expiration dates for its net operating losses range from the years 2001 through 2011.


Fiscal Year 1997 Compared to Fiscal Year 1996
---------------------------------------------

              The Company's revenues for fiscal 1997 were $7,343,624 as compared with revenues of $6,258,243 for fiscal 1996, an increase of 17.3%. This increase in revenues was primarily attributable to the expansion of the Company's customer base outside of its two major customers, MCI and Lucent Technologies, especially in the United States. Net revenues generated in the U.S., excluding revenue attributable to MCI and Lucent, increased from approximately $1.91 million to $3.33 million that represented a 74% increase from fiscal 1997 to fiscal 1996. The Company also showed substantial growth in the Pacific Rim, where net revenues (primarily attributable to one major customer, Racal Australia) increased over threefold from approximately $98,000 to $350,000.

              The Company's cost of sales increased from $2,789,855 for fiscal year 1996 to $2,903,705 for fiscal year 1997. However, cost of sales as a percentage of sales decreased from 44.6% for fiscal 1996 to 39.5% for fiscal 1997. This substantial decrease is primarily the result of a reduced provision for inventory obsolescence (from $150,000 to $75,000, or approximately 1.0% of revenue), a reduction in capitalized software amortization (from $279,000 to $163,000, or approximately 1.6% of revenue), and a general improvement in purchasing and materials efficiencies, which was responsible for the remaining 2.5% reduction. This improvement was achieved despite the initial volume shipments of the Sentinel 2000 that witnessed higher initial costs typically associated with new product introductions. These initially lower gross margins were more than offset by continuous improvements in the Company's mature product lines.

              Selling, general and administrative expenses decreased from $4,043,356 for fiscal 1996 to $3,355,961 for fiscal 1997, a decrease of 17.0%.
As a percentage of revenues, the decrease was more pronounced as this reduction occurred while revenues increased. Fiscal 1997 showed an improvement to 45.7% of sales from 64.6% of sales in fiscal 1996. While approximately $250,000 of such decrease was related to the one-time adjustments recorded at the end of fiscal 1996, the major factor contributing to this decrease was the Company's commitment to reduce administrative overhead in order to achieve its targeted goal for fiscal 1997 of a return to profitability.

              Research and development costs, net of capitalized software development, increased from $713,441 during fiscal year 1996 to $893,852 in fiscal year 1997. As a percentage of sales, the Company's research and development costs increased from 11.4% in fiscal year 1996 to 12.2% in fiscal 1997. This increase is directly attributable to the Company's increased activity related to the development of the SNS/2000 family of products introduced in fiscal 1997.

              The income tax benefit of $141,165 in fiscal 1997 relates to the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes." This Statement, issued in February 1992 and adopted by the Company effective April 1, 1993, requires deferred tax assets and liabilities to be recorded for the difference between the financial statement and tax bases of assets and liabilities (temporary differences) using enacted tax rates. The Statement also requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in resent years." Due to the operating loss in fiscal 1996, the realization of the deferred tax asset was more uncertain and, as a result, the Company provided a full valuation allowance against deferred tax assets at March 31, 1996. At March 31, 1997, the deferred tax asset and related valuation allowance have been reduced primarily due to the utilization of federal and state net operating loss carry forwards.


Liquidity and Capital Resources
-------------------------------

              During fiscal 1998, the Company's financial position improved substantially as assets increased from $4,682,373 to $6,375,432 and the Company's working capital increased from $2,381,178 to $2,563,503, net of deferred tax assets. The primary contributor to this improvement in the Company's working capital position was net income of approximately $712,000. Included in this income were non-cash charges of approximately $500,000 for depreciation and amortization.

             The Company's operations provided approximately $54,500 of cash, which included a use of cash of approximately $55,000 to satisfy its New York State tax settlement. The Company also utilized approximately $450,000 of cash for capital and software-related expenditures and utilized approximately $50,000 of cash to pay down its long-term debt.

              The Company previously had a credit agreement with CoreStates Bank ("CoreStates") for a credit line of $1,000,000 to finance future working capital requirements, collateralized by accounts receivable, inventory, equipment and all other assets of the Company, as well as a $150,000 credit facility to finance purchases of machinery and equipment, convertible into a three-year secured term loan when utilized. The Company borrowed $124,000 against this facility in November, 1995, at which time this debt was converted into a three-year term loan. As of March 31, 1997, $72,644 remained outstanding on this loan. The Company was informed in June, 1996, that the working capital credit line would not be renewed upon its expiration date of July 31, 1996. The outstanding balance was repaid by the Company on September 5, 1996, in accordance with an agreement with CoreStates. On August 30, 1996, the Company executed a credit agreement with Farrington Bank of North Brunswick, New Jersey (subsequently acquired by United National Bank of Bridgewater, New Jersey). This agreement provides the Company with a $500,000 line of credit to finance future working capital requirements, collateralized by accounts receivable of the Company.

              On August 30, 1997, the Company's line of credit agreement with United National Bank of Bridgewater, New Jersey expired. In November 1997 the Company successfully negotiated with United National to provide the Company with a $1,000,000 line of credit, collateralized by all business assets of the Company, to finance future working capital requirements. As of March 31, 1998, the Company had utilized $300,000 of this line.

              Based on its current cash and working capital position, as well as its available line of credit, the Company believes that it will have sufficient capital to meet its operational needs over the next twelve months.

              Effective with the first quarter of fiscal year 1999 the Company will adopt SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Since this standards applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

              In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" which becomes effective for financial statements for periods beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial reports and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management is currently evaluating the impact of SFAS 131 on the financial statements.

              In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which becomes effective for the Company's financial statements for the year ended March 31, 1999. SFAS No. 132 requires revised disclosures about pension and other postretirement benefits plans and is not expected to have a material impact on the Company's financial statements.

              In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material impact on the Company's financial statements.


Item  7.      Financial Statements.

              The financial statements required hereby are located on pages F-1 through F-20.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

              None

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Directors and Executive Officers
--------------------------------


Name                     Age        Position Held with the Company
----                     ---        ------------------------------

Stephen M. Deixler       62         Chairman of the Board of Directors

Stephen B. Gray          40         President, Chief Executive Officer,
                                    Chief Operating Officer, Director

Michael Radomsky         45         Executive Vice President, Secretary,
                                    Director

William H. Whitney       43         Chief Technology Officer, Director
                                    (resigned effective May 19,1998)

John F. McTigue          37         Vice President Operations, Chief Financial
                                    Officer, Assistant Secretary and Treasurer

Robert M. Groll          64         Vice President Business Development

David I. Gould           67         Director (resigned effective June 16,1998)

Stephen P. Roma          50         Director

Alexander C. Stark       65         Director


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

              ALEXANDER C. STARK JR. is the president of AdCon, Inc., a consulting firm organized to advise and counsel senior officers of global telecom companies. Mr. Stark previously worked for 40 years at AT&T. Ten of those years he served as a Senior Vice President. Recently retired from AT&T, Mr. Stark is a former member of the Institute of Radio Engineers and a past Vice President and Treasurer and a past Vice President and Treasurer of Lambda Chi Alpha. He is a former member of: the Board of Directors College Careers Fund of Westchester; the Board of adjustment of Allendale; and the County Trust Company Board of Advisors. He was the 1977 General Campaign Chairman, United Way of Westchester, and cited by the National Conference of Christians and Jews for imaginative community leadership. Mr. Stark was honored as the Distinguished Engineer of the Year by Rutgers University in 1991. He also served for many years as a Director-at Large of the American Electronics Association and Chaired the International Public Affairs Committee.

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

              WILLIAM H. WHITNEY is an original founder of the Company and has been the Chief Technology Officer (formerly titled Vice President - Software Development) and a director since the Company's formation in 1982 and has served as Assistant Secretary of the Company since November 1994. Along with Mr. Radomsky, he developed all of the Company's initial products, including the DL-4000 and the IPC product line. As Chief Technology Officer, Mr. Whitney has been responsible for development of hardware and software for all of the Company's standard offerings, including all products being sold through OEM and distributor channels. Mr. Whitney has tendered his resignation from the Company and the Board effective May 19,1998.

              JOHN F. MCTIGUE has been the Company's Vice President - Operations and Chief Financial Officer and Treasurer since July 1997. His responsibilities include finance, administration, information systems, quality and production. Mr. McTigue is a finance professional and Certified Public Accountant. From 1996 through 1997, he was with the Fundtech Corporation, a software developer where he served as Chief Financial Officer. From 1989 to 1996, Mr. McTigue was with Dawn Technologies, Inc, a manufacturer of high-tech goods, where he served as the Chief Executive Officer from 1994 through 1996 and Chief Financial Officer and Treasurer from 1989 through 1994.
Prior to this, he was with Rothstein Kass & Company.

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

              DAVID I. GOULD, retired as Vice Chairman of the Board of Directors at the end of April 1995, a position in which he had served since December 1993. He presently is a director of the Company and has been since April 1985 and he is President of Gould Consulting since May 1, 1995. He served as President and Chief Operating Officer of the Company from June 1985 until December 1993. He was Vice President-Marketing of the Company from April 1985 until June 1985. From 1982 until joining the Company in 1985, he was an officer of The Ultimate Corporation ("Ultimate"), a computer manufacturer listed on the New York Stock Exchange, eventually serving as Senior Vice President of Marketing. During his three years at Ultimate, Mr. Gould managed the growth of that company's revenues from $40 million to more than $100 million. Mr. Gould has tendered his resignation from the Board of the Company effective June 16, 1998.

              STEPHEN P. ROMA has been a director of the Company since August 1991 and since August 1994 is the President and Chief Executive Officer of WOW! Work Out World a chain of neighborhood health and fitness centers. During April 1995, he sold his interest in Princeton Credit Corporation, a company engaged in the business of buying, selling and leasing high technology products, to Greyvest Capital, Inc., a Toronto Stock Exchange company. Prior to the sale, Mr. Roma was President and Chief Operating Officer of Princeton Credit Corporation. He previously served as Vice President of Sales/Northeast Region of Atlantic Computer Systems, Inc., which was liquidated as a result of the bankruptcy proceedings of its parent company, Atlantic Computer Systems, PLC. Prior to holding this position, he was a principal and President and Chief Operating Officer of Princeton Computer Group, Inc., which was sold to Atlantic Computer Systems, Inc. in 1988.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

              The following persons have failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows: Each of Messrs. Stephen M. Deixler, Stephen P. Roma and David I. Gould filed one late report on Form 5, disclosing the grant of a non-employee stock option pursuant to the Company's 1994 Stock Option Plan, as amended (the "1994 Plan"). Each of Messrs. Stephen B. Gray, Michael Radomsky, William Whitney and John F. McTigue filed one late report, a Form 4 disclosing the grant of stock option. Mr. William Whitney has filed two late reports on Form 4, disclosing the sale of stock. During the fiscal year ended March 31, 1998, the Company is not aware of other late filings, or failure to file, any other reports required by Section 16(a) of the Exchange Act.

Item  10.     Executive Compensation.


              The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended March 31, 1998, to those individuals who as of March 31, 1998 served as the Company's Chief Executive Officer during fiscal 1998 and to the Company's four most highly compensated officers other than those who served as the Chief Executive Officer during fiscal 1998 (these five executive officers being hereinafter referred to as the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                   Annual Compensation                                        Long Term Compensation
                   -------------------                                        ----------------------
                                                                  Awards                                       Payouts
                                                                  ------                                       -------
                                                                   Other
                                                                  Annual    Restricted  Securities              All Other
Principal                                                         Compen-      Stock    Underlying     LTIP     Compen-
Position               Year          Salary($)   Bonus($)(3)     sation($)  Award(s)($) Options (#) Payouts($)  sation($)
---------              ----          ---------   -----------     ---------  ----------- ----------- ---------- ----------


Stephen M. Deixler     1998
Chairman, Chief        1997        14,000(1)            --         --          --         10,000       --           --
Executive Officer(1)   1996               --            --         --          --             --       --           --

Stephen B. Gray        1998         252,829                                               75,000
President, Chief       1997         163,386             --         --          --        400,000       --           --
Executive Officer (2), 1996         134,675             --         --          --          2,309       --           --
Chief Operating
Officer

Michael Radomsky       1998         139,858                                               42,839
Executive Vice-        1997         128,773             --         --          --         90,000       --       541(4)
President              1996         122,800             --         --          --          8,208       --     1,047(4)
William H. Whitney     1998         127,980                                               42,839
Chief Technology       1997         128,773             --         --          --         90,000       --     2,318(4)
Officer                1996         122,800             --         --          --          8,136       --     2,152(4)

John F. McTigue (5)    1998          92,482                                              100,760              1,418(4)
V-P, Operations, Chief
Financial Officer, Treasurer
And Assistant Secretary

Mark A. Simmons        1998
V-P, Operations, Chief 1997         116,956             --         --          --         40,000       --     2,105(4)
Financial Officer      1996          92,800             --         --          --          6,579       --     1,612(4)

------------------------

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

(2) Mr. Gray was elected to serve in the additional capacity as the Chief Executive Officer of the Company on May 19, 1997. Compensation for Mr. Gray includes payments he earned as consultant to the Company in the amount of $42,000. Mr. Gray served as a consultant to the Company prior to the time he became a full-time employee pursuant to his employment agreement with the Company dated March 27, 1995.

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

(4)        Represents  contribution  of the Company under the  Company's  401(k)
           Plan.

(5) Represents compensation for the period from July 2, 1997 (date of hire) through March 31, 1998.

                        Option Grants in Fiscal Year 1998

              The following table sets forth certain information concerning stock option grants during the year ended March 31, 1998 to the Named Executive
Officers:

                                                 Individual Grants
                               ---------------------------------------------------------------------------------

                                                       Percent
                               Number of               of Total
                               Securities              Options                  Exercise
                               Underlying              Granted to               or Base
                               Options                 Employees in             Price                Expiration
Name                           Granted(#)              Fiscal Year              ($/Sh)               Date
----                           -----------             -------------            ---------            ----------

Stephen M. Deixler             10,000(1)                     (1)                $1.50                9/17/01

Stephen B. Gray                75,000(2)                    4.2%                $1.75                05/04/07

Michael Radomsky               42,839(2)                    2.4%                $1.75                05/04/07

William H. Whitney             42,839(2)                    2.4%                $1.75                05/04/07

John F. McTigue                70,760(2)                    3.9%                $1.34                07/02/07
                               30,000                       2.5%                $1.34                07/02/07




(1) Represents stock options granted to Mr. Deixler under the 1994 Stock Option Plan in consideration of his service to the Company as a director.

(2) Represent options issued under a Time Accelerated Restricted Stock Award Program (TARSAP).

                 Aggregated Option Exercises in Fiscal Year 1998
                        and Fiscal Year-End Option Values

              The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended March 31, 1998 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on March 31, 1998.




                                                                                               Value of
                                                                Number of Securities           Unexercised
                                                                Underlying Unexer-             In-the-Money
                             Shares                             cised Options                  Options at
                             Acquired on         Value          at FY-End(#)                   FY-End($)(1)
Name                         Exercise (#)        Realized($)    Exercisable/Unexercisable      Exercisable/Unexercisable
----                         ------------        -----------    -------------------------      --------------------------

Stephen M. Deixler           --                  --             15,000/5,000                   $1,250/$1,250

Stephen B. Gray              --                  --             202,309/200,000                $118,000/$118,000

Michael Radomsky             --                  --             99,400/0                       $53,100/$0

William H. Whitney           --                  --             99,345/0                       $53,100/$0

John F. McTigue

-----------------------


(1) The average price for the Common Stock as reported by the National Quotation Bureau on March 31, 1998 was $2.78 per share. Value is calculated on the basis of the difference between the option exercise price and $2.78 multiplied by the number of shares of Common Stock underlying the options.

Compensation of Directors
-------------------------

              On September 17, 1997 Stephen M. Deixler,  Stephen P. Roma,  David
I. Gould and Alexander C. Stark, the Company's non-employee directors, were each granted a non-employee director option. Pursuant to the Company's 1994 Plan, each Director received an option to purchase 10,000 shares of Common stock exercisable as to 2,500 shares upon each three-month anniversary of the date of grant, provided that such individual continues to serve as a non-employee director of the Company on such dates.

              In addition, the Company adopted a policy commencing October 1, 1995, that all non-employee directors traveling more than fifty miles to a meeting of the Board of directors shall be reimbursed for all reasonable travel expenses.


Employment Contracts, Termination of Employment and Change of Control
---------------------------------------------------------------------
Arrangements
------------

              The Company has no employment agreements other then the employment agreement with Stephen B. Gray, the Company's Chief Executive Officer and President.


Item  11.     Security Ownership of Certain Beneficial Owners and Management.

              The following table sets forth the number of shares of the Company's Common Stock owned by each person or institution who, as of June 29, 1998, owns of record or is known by the Company to own beneficially, more than five (5%) percent of such securities, and by the Company's Named Executive Officers and by its Directors, both individually and as a group, and the percentage of such securities owned by each such person and the group. Unless otherwise indicated, such persons have sole voting and investment power with respect to shares listed as owned by them.


Name and Address                        Shares Owned                    Percent of Class
----------------                        ------------                    -----------------
Stephen M. Deixler (1)                        760,532                         15.4%
371 Eagle Drive
Jupiter, Florida 33477

David I. Gould (2)                            199,337                          4.0%
10844 White Aspen Way
Boca Raton, Florida  33428

Stephen B. Gray (3)(12)                       517,309                          9.7%

Michael Radomsky (4)                          356,643                          7.2%
8 Zaydee Drive
Edison, New Jersey 08837





Name and Address                        Shares Owned                    Percent of Class
----------------                        ------------                    ----------------

William H. Whitney (5)                       214,998                          4.5%
15 Jackson Avenue
Chatham, New Jersey 07928

Robert M. Groll (6)                          100,852                          2.1%
52 Village Lane
Freehold, New Jersey 07728

John F. McTigue (7)(12)                      100,760                          2.0%

Stephen P. Roma (8)                          484,399                          9.8%
91 Durand Drive
Marlboro, New Jersey 07748

Special Situations Fund, III, L.P.(9)        855,863                         16.7%

MGP Advisers Limited Partnership (9)         855,863                         16.7%

AWM Investment Company, Inc. (9)           1,157,133                         22.2%

Austin W. Marxe (9)                        1,157,133                         22.2%

Jay Associates LLC (10)                      480,000                          9.3%
1118 Avenue J
Brooklyn, New York  11230

Alpha Investments LLC (11)                   336,000                          6.6%
5611 North 16th Street #300
Phoenix, Arizona  85016

Directors and executive
  officers as a group (8 Persons)          2,779,825                         45.8%


(1)        Does  not  include  214,436  shares  of  Common  Stock  owned  by Mr.
           Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 120,406 shares of Common Stock held by Merrill Lynch Pierce Fenner & Smith custodian f/b/o Stephen M. Deixler, IRA. Includes 27,500 shares of Common Stock which may be acquired pursuant to currently exercisable non-employee director options under the 1994 Plan. Also includes 53,330 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement.

(2) Includes 50,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted outside the Company's 1984 Stock Option Plan and the 1994 Plan. Also includes 52,500 shares of common Stock which may be acquired pursuant to currently exercisable non-employee director options under the 1994 Plan.

(3)        Includes  400,000  shares  of  Common  Stock  which  may be  acquired pursuant to currently exercisable options granted outside the Company's 1994 Plan. Also includes 117,309 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

(4) Includes 90,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted outside the Company's 1994 Plan. Also includes 52,339 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

(5) Includes 90,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted outside the Company's 1994 Plan. Also includes 52,184 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

(6) Includes 56,684 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the 1994 Plan.

(7) Includes 100,760 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

(8) Includes 47,877 shares of Common Stock held by Donaldson, Lufkin & Jenrette Securities Corporation custodian f/b/o Stephen P. Roma, IRA. Includes 8,400 shares of Common Stock held by Mr. Roma and his wife as joint tenants. Also includes 27,500 shares of common Stock which may be acquired pursuant to currently exercisable non-employee director options under the 1994 Plan. Also includes 53,330 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement. Does not include 1,200 shares of Common Stock held by Mr. Roma as custodian for his son or 29,108 shares owned by Mr. Roma's wife, some of which are held in Mrs. Roma's individual retirement account, as to which shares Mr. Roma disclaims beneficial ownership.

(9) Special Situations Fund III, L.P., a Delaware limited partnership (the "Fund"), MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP"), AWM Investment Company, Inc., a Delaware
           corporation ("AWM"), and Austin W. Marxe have filed a Schedule 13G, the latest amendment of which is dated January 27, 1997. All presented information is based on the information contained in the
           Schedule 13G and subsequent information known to the Company. The address of each of the reporting persons is 153 East 53rd Street, New York, New York 10022. The Fund has sole voting and dispositive power with respect to 855,863 shares; MGP has sole dispositive power with respect to 855,863 shares; AWM has sole voting power with respect to 301,270 shares and sole dispositive power with respect to 1,157,133 shares; and Mr. Marxe has sole voting power with respect to 301,270 shares, shared voting power with respect to 855,863 shares and sole dispositive power with respect to 1,157,133 shares. MGP is a general partner of and investment advisor to the Fund. AWM, which is primarily owned by Mr. Marxe, is the sole general partner of MGP. Mr. Marxe, the principal limited partner of MGP and the President of AWM, is principally responsible for the selection, acquisition and disposition of the portfolio securities by AWM on behalf of MGP, the Fund and another fund that beneficially owns shares included in the shares beneficially owned by AWM and Mr. Marxe. Also includes 267,242 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement held by the Fund and MGP and 364,422 shares issuable upon exercise of currently exercisable Class A and Class B Warrants of the 1996 Private Placement held by AWM and Mr. Marxe.

(10)       Includes   320,000   shares   issuable  upon  exercise  of  currently
           exercisable  Class  A and  Class  B  Warrants  of  the  1996  Private
           Placement.

(11)       Includes   224,000   shares   issuable  upon  exercise  of  currently
           exercisable  Class  A and  Class  B  Warrants  of  the  1996  Private
           Placement.

(12) The address of such person is c/o the Company, 21 Meridian Avenue, Edison, New Jersey 08820.


Item  12.     Certain Relationships and Related Transactions.

              Mr. David I. Gould, formerly an executive officer and director of the Company entered into a consulting agreement with the Company, that became effective on May 1, 1995 upon the expiration date of his employment agreement on April 30, 1995. The consulting agreement provides for a four-year term, with an automatic one year renewal, and compensation at the rate of $1,000 per day for services provided. The consulting agreement further provides that Mr. Gould will not receive less than $40,000 nor more than $220,000 per year, and that the rendering of any services above $40,000 must be with the prior approval of the Company. During fiscal 1998, Mr. Gould was paid $40,000 under this agreement.

              On April 1, 1996, the Company entered into a six-month compensation agreement with Mr. Lonnie L. Sciambi, a former executive officer and director of the Company after the expiration of the Company's employment agreement with Mr. Sciambi. The compensation agreement provided for compensation in the aggregate sum of $100,000, as well as certain benefits during the term. In addition, Mr. Sciambi was granted a stock option under the Company's 1994 Plan to purchase 23,196 shares of Common Stock.

              In April 1996, the Company completed the 1996 Private Placement to accredited investors of an aggregate of 1,101,467 Units for gross proceeds of $1,376,933.75, each Unit consisting of one share of Common Stock and one Class A Warrant and one Class B Warrant, each of which are exercisable into one share of Common Stock. Stephen M. Deixler, an executive officer and a director of the Company and Stephen P. Roma, a director of the Company, who each held preemptive rights to purchase Units in this offering, each purchased 26,665 Units at a price of $1.25 per Unit for the aggregate consideration of $33,331.25 Additionally, in connection with the 1996 Private Placement, Special Situations Fund III, L.P., also the holder of preemptive rights, purchased 133,621 Units at $1.25 for the aggregate consideration of $167,026.25.

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


Item  13.     Exhibits and Reports on Form 8-K.

(a)    Exhibits
       --------

Exhibit
No.             Description                                 Exhibit Reference
-------         -----------                                 -----------------

3.1             Certificate of Incorporation of the         Incorporated by reference to Exhibit 3.2 of the
                Company                                     Form 10-K for the fiscal year ended March 31,
                                                            1992 (the "1992 10-K")

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

3.3             Amendment to Certificate of                 Incorporated by reference to Exhibit 3.3 of the
                Incorporation filed September 14,           Form 10-KSB for the fiscal year ended March
                1992                                        31, 1993 (the "1993 10-KSB")

3.4             Amendment to Certificate of                 Incorporated by reference to Exhibit 3.4 of
                Incorporation filed September 20,           Amendment No. 1 to the Registration
                1993                                        Statement



                                                                                                                     7/14/98
                                      -38-

Exhibit
No.             Description                                 Exhibit Reference
-------         -----------                                 -----------------

3.5             Form of Specimen Common Stock               Incorporated by reference to Exhibit 3.5 of
                Certificate                                 Amendment No. 2 to the Company's
                                                            Registration Statement on Form SB-2 (No.
                                                            33-66688) dated December 1, 1993
                                                            ("Amendment No. 2 to the Registration
                                                            Statement")

10.1            1984 Stock Option Plan                      Incorporated by reference to Exhibit 10.4 of
                                                            the of the Form 10-K for the fiscal year ended
                                                            March 31, 1985

10.2            Amendment No. 2 to 1984 Stock               Incorporated by reference to Exhibit 10.5 of
                Option Plan                                 the Form 10-K for the fiscal year ended March
                                                            31, 1986 (the "1986 10-K")

10.3            Lease Agreement                             Incorporated by reference to Exhibit 10.6 of
                                                            the Form 10-K for the fiscal year ended March
                                                            31, 1991 (the "1991 10-K")

10.4            Stock Purchase Agreement dated              Incorporated by reference to Exhibit 10.4 of
                May 10, 1993 pursuant to Private            the 1993 10-KSB
                Placement

10.5            Employment Agreement dated as               Incorporated by reference to Exhibit 10.5 of
                of May 2, 1992 between David I.             Amendment No. 2 to the Registration
                Gould and the Company                       Statement

10.6            Loan Agreement between the                  Incorporated by reference to Exhibit 10.6 of
                Company and New Jersey                      the 199310-KSB
                National Bank

10.7            Letter Agreement dated April 28,            Incorporated by reference to Exhibit 10.7 of
                1993 between the Company and                Amendment No. 1 to the Registration
                New Jersey National Bank                    Statement

10.8            Form of Consulting Agreement                Incorporated by reference to Exhibit 10.8 of
                between David I. Gould and the              Amendment No. 1 to the Registration
                Company                                     Statement



                                                                                                                     7/14/98
                                      -39-

Exhibit
No.             Description                                 Exhibit Reference
-------         -----------                                 -----------------

10.9            Agreement between American                  Incorporated by reference to Exhibit 10.9 of
                Telephone and Telegraph                     Amendment No. 2 to the Registration
                Company and the Company dated               Statement
                September 17, 1993

10.10           Joint Marketing Agreement                   Incorporated by reference to Exhibit 10.10 of
                between MCI Telecommunica                   Amendment No. 2 to the Registration
                tions Corporation and the                   Statement
                Company dated September 1,
                1992, together with Amendment
                No. 1 dated July 7, 1993

10.11           Employment Agreement dated as               Incorporated by reference to Exhibit 10.11 of
                of January 1, 1994 between                  Form 10-KSB for the fiscal year ended March
                Michael Radomsky and the                    31, 1994 (the "1994 10-KSB")
                Company

10.12           Employment Agreement dated as               Incorporated by reference to Exhibit 10.12 of
                of January 1, 1994 between                  the 1994 10-KSB
                William H. Whitney and the
                Company

10.13           Employment Agreement dated as               Incorporated by reference to Exhibit 10.13 of
                of January 1, 1994 between                  the 1994 10-KSB
                Robert M. Groll and the Company

10.14           Employment Agreement dated as               Incorporated by reference to Exhibit 10.15 of
                of January 1, 1994 between P.               Amendment No. 2 to the Registration
                David Bocksch and the Company               Statement

10.15           Amendments to Lease                         Incorporated by reference to Exhibit 10.15 of
                                                            the 1994 10-KSB

10.16           Amendment to Loan and Security              Incorporated by reference to Exhibit 10.16 of
                Agreement between the Company               Form 10-QSB for the quarter ended
                and CoreStates Bank, N.A. dated             September 30, 1994
                September 8, 1994.

10.17           Consulting Agreement between                Incorporated by reference to Exhibit 10.17 to
                the Company and P. David                    Form 8-K dated November 30, 1994
                Bocksch dated November 14,
                1994


                                                                                                                     7/14/98
                                      -40-


Exhibit
No.             Description                                 Exhibit Reference
-------         -----------                                 -----------------

10.18           Employment Agreement dated as               Incorporated by reference to Exhibit 10.18 to
                of October 11, 1994 between the             Form 10-QSB for the quarter ended December
                Company and Lonnie L. Sciambi               31, 1994

10.19           Incentive Bonus Plan of the                 Incorporated by reference to Exhibit 10.19 to
                Company for the fiscal year ended           Form 10-QSB for the quarter ended December
                March 31, 1995                              31, 1994

10.20           Letter from Feldman Sablosky &              Incorporated by reference to Exhibit 10.20 to
                Company to the Securities and               Form 8-K dated March 13, 1995
                Exchange Commission relating to
                Item 4 of Form 8-K

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

10.22           Non-Qualified Stock Option                  Incorporated by reference to Exhibit 10.22 of
                Agreement dated December 19,                the 1994 10-KSB
                1994 between the Company and
                Cameron Towey Neilson, Inc.

10.23           Purchase Agreement dated                    Incorporated by reference to Exhibit 10.23 of
                December 21, 1994 between the               the 1994 10-KSB
                Company and Ericsson Business
                Networks AB

10.24           Employment Agreement dated as               Incorporated by reference to Exhibit 10.24 of
                of March 27, 1995 between the               the 1994 10-KSB
                Company and Stephen B. Gray

10.25           Letter dated April 5, 1995 from             Incorporated by reference to Exhibit 10.25 of
                the Company to P. David Bocksch             the 1994 10-KSB
                terminating his Consulting
                Agreement

10.26           Incentive Bonus Plan of the                 Incorporated by reference to Exhibit 10.26 of
                Company for the fiscal year ending          the 1994 10-KSB
                March 31, 1996



                                                                                                                     7/14/98
                                      -41-

Exhibit
No.             Description                                 Exhibit Reference
-------         -----------                                 -----------------

10.27           Letter of Intent dated April 9,             Filed herewith
                1998 With Solcom Systems, Ltd.

10.28           Line of Credit Agreement with               Filed herewith
                United National Bank Dated
                November 17, 1997


23.1            Consent of Pricewaterhouse                  Filed herewith
                Coopers LLP


(b)    Reports on Form 8-K

               On May 19, 1998, the Company filed a Current Report on Form 8-K disclosing a press release in connection with the execution of a letter of intent relating to the Company's proposed acquisition of SolCom Systems Limited.

                         MICROFRAME, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                   For the years ended March 31, 1998 and 1997



Index to Consolidated Financial Statements


Report of Independent Accountants                            F-1

Consolidated Balance Sheets as of March 31, 1998
    and March 31, 1997                                       F-2

Consolidated Statements of Operations for the years
    ended March 31, 1998 and 1997                            F-3

Consolidated Statements of Cash Flows for the years
    ended March 31, 1998 and 1997                            F-4

Consolidated Statements of Stockholders' Equity for
     the years ended March 31, 1998 and March 31, 1997       F-5

Notes to Consolidated Financial Statements                   F-6-20

Report of Independent Accountants



To the Board of Directors and Stockholders of MicroFrame, Inc. and Subsidiary:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of MicroFrame, Inc. and Subsidiary (the "Company") at March 31, 1998 and 1997, and the results of their operations, cash flows and changes in stockholders' equity for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


New York, New York
June 26, 1998

MICROFRAME, INC. AND SUBSIDIARY

Consolidated Balance Sheets
as of March 31, 1998 and 1997


                                                                                    1998                    1997
                                                                              -----------------      ------------------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                    $       507,726         $       539,214
   Accounts receivable, less allowance for doubtful
      accounts of $126,000 and $100,000, respectively                                 2,667,319               1,898,810
   Inventory, net                                                                     1,425,351               1,030,343
   Current deferred tax assets                                                          366,137                 314,242
   Prepaid expenses and other current assets                                            153,568                 120,990
                                                                              -----------------      ------------------

        Total current assets                                                          5,120,101               3,903,599

Property and equipment at cost, net                                                     421,701                 343,123
Capitalized software, less accumulated amortization
   of $1,054,827 and $812,257, respectively                                             396,351                 315,568
Noncurrent deferred tax assets                                                          326,083                       -
Goodwill, less accumulated amortization of $26,130
   and $16,230, respectively                                                             75,480                  85,380
Security deposits                                                                        35,716                  34,703
                                                                              -----------------      ------------------
      Total assets                                                               $    6,375,432          $    4,682,373
                                                                              =================      ==================

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                                               $      300,000                       -
   Current portion of long-term debt                                                     30,009                  42,266
   Accounts payable                                                                     910,842                 361,537
   Accrued payroll and related liabilities                                              348,397                 280,512
   Deferred income                                                                      181,573                 268,518
   Other current liabilities                                                            405,263                 255,346
                                                                              -----------------      ------------------

      Total current liabilities                                                       2,176,084               1,208,179
                                                                              -----------------      ------------------

Commitments and contingencies (Notes 8 and 9)
Deferred tax liabilities                                                                196,394                 173,077
Long-term debt                                                                        -                          30,398

Stockholders' equity:
   Preferred stock - par value $10 per share; authorized
      200,000 shares, none issued
   Common  stock - par value  $.001 per  share;  authorized  50,000,000  shares, issued  4,849,531  shares,  outstanding  4,849,131  shares and  subscribed
      50,000 shares at March 31, 1998; issued 4,839,203 shares and outstanding
      4,838,803 shares at March 31, 1997                                                  4,899                   4,839
   Additional paid-in capital                                                         6,345,613               6,212,828
   Stock subscription receivable                                                      (104,000)              -
   Accumulated deficit                                                              (2,231,638)             (2,942,948)
   Cumulative translation adjustment                                                    (7,920)              -
                                                                              -----------------      ------------------

                                                                                      4,006,954               3,274,719

Less - Treasury stock, 400 shares, at cost                                              (4,000)                 (4,000)
                                                                              -----------------      ------------------

      Total stockholders' equity                                                      4,002,954               3,270,719
                                                                              -----------------      ------------------

        Total liabilities and stockholders' equity                               $    6,375,432          $    4,682,373
                                                                              =================      ==================


        The accompanying notes are an integral part of these consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY

Consolidated Statements of Operations
for the years ended March 31, 1998 and 1997


                                                                                  1998                   1997
                                                                           ------------------      ----------------

Net sales                                                                        $ 10,217,911           $ 7,343,624

Cost of sales                                                                       4,285,134             2,903,705
                                                                           ------------------      ----------------

Gross margin                                                                        5,932,777             4,439,919

Research and development expenses                                                   1,117,151               893,852
Selling, general and administrative expenses                                        4,419,521             3,355,961
                                                                           ------------------      ----------------

Income from operations                                                                396,105               190,106

Interest income                                                                        14,888                35,560
Interest expense                                                                      (4,344)              (24,380)
                                                                           ------------------      ----------------

Income before income tax benefit                                                      406,649               201,286

Income tax benefit                                                                  (304,661)             (141,165)
                                                                           ------------------      ----------------

Net income                                                                        $   711,310           $   342,451
                                                                           ==================      ================

Per share data:
Basic                                                                          $         0.15        $         0.07
Diluted                                                                        $         0.14        $         0.07
                                                                           ------------------      ----------------

Weighted average number of common shares outstanding                                4,840,357             4,730,713
                                                                           ------------------      ----------------


        The accompanying notes are an integral part of these consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
for the years ended March 31, 1998 and 1997


                                                                                      1998                   1997
                                                                                -----------------      -----------------
Cash flows from operating activities:
   Net income                                                                          $  711,310                342,451
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                       485,738                360,263
      Provision for doubtful accounts                                                      26,000                 55,751
      Provision for inventory obsolescence                                               (15,000)                 75,000
      Noncash stock-based compensation charge                                              15,150                     --
      Deferred tax provision                                                            (354,661)              (141,165)
      Changes in operating assets and liabilities:
        Accounts receivable                                                             (794,509)              (414,000)
        Inventory                                                                       (380,008)               (20,473)
        Prepaid expenses and other current assets                                        (32,578)               (43,564)
        Security deposits                                                                 (1,013)                    280
        Accounts payable                                                                  549,305               (34,082)
        Accrued payroll and related liabilities                                            67,885                 10,738
        Deferred income                                                                  (86,945)                  9,662
        Other current liabilities                                                         141,997              (179,869)
                                                                                -----------------      -----------------

                 Net cash provided by operating activities                                332,671                 20,992
                                                                                -----------------      -----------------

Cash flows from investing activities:
   Capital expenditures                                                                 (311,846)              (120,131)
   Capitalized software                                                                 (323,353)              (212,174)
                                                                                -----------------      -----------------

                 Net cash used in investing activities                                  (635,199)              (332,305)
                                                                                -----------------      -----------------

Cash flows from financing activities:
   Borrowings under line of credit                                                        300,000             --
   Repayments of debt                                                                    (42,655)              (538,923)
   Issuances of common stock                                                               13,695              1,341,148
                                                                                -----------------      -----------------

                 Net cash provided by financing activities                                271,040                802,225
                                                                                -----------------      -----------------

Net (decrease) increase in cash and cash equivalents                                     (31,488)                490,912

Cash and cash equivalents - beginning of period                                           539,214                 48,302
                                                                                -----------------      -----------------

Cash and cash equivalents - end of period                                           $     507,726                539,214
                                                                                =================      =================

Supplemental information:
      Cash paid during period for interest                                         $        4,344                 24,380
                                                                                -----------------      -----------------

Noncash investing and financing activities:
   Common stock issued in connection with European Business
      Associates share earn out agreement                                                  12,538                 15,877
                                                                                =================      =================


        The accompanying notes are an integral part of these consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998 and 1997





                                                     Additional      Stock                        Cumulative              Total
                                 Common Stock         Paid-in     Subscription   Accumulated   Translation   Treasury  Stockholders'
                            Shares         Par        Capital      Receivable      Deficit      Adjustment     Stock       Equity
                                          Value
                          -----------  -----------  ------------ -------------- -------------- ------------- --------- -------------

Balance, March 31,1996      3,717,675        3,718  $  4,856,924                $  (3,285,399)  $              $  (4000) $ 1,571,243

Net income                                                                             342,451                               342,451

Issuances of common stock   1,121,128        1,121     1,355,904                                                           1,357,025
                          -----------  -----------  ------------ -------------- --------------  -------------  --------- -----------

Balance, March 31, 1997     4,838,803        4,839     6,212,828                   (2,942,948)                   (4,000)   3,270,719
                          -----------  -----------  ------------ -------------- --------------  -------------  --------- -----------

Net income                                                                            711,310                                711,310

Issuances of common stock      10,328           10        13,685                                                              13,695

Noncash stock-based
compensation                                              15,150                                                              15,150

Stock subscription             50,000           50       103,950 $    (104,000)

Translation adjustments                                                                               (7,920)                (7,920)
                          -----------  -----------  ------------ -------------- --------------  -------------  --------- -----------

Balance, March 31, 1998     4,899,131        4,899  $  6,345,613 $    (104,000) $  (2,231,638)  $     (7,920)  $ (4,000) $ 4,002,954
                          ===========  ===========  ============ ============== ==============  =============  ========= ===========




        The accompanying notes are an integral part of these consolidated financial statements.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997


MICROFRAME, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
For the Years Ended March 31, 1998 and 1997

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

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statements of operations in the period of disposal.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997






2.       Summary of Significant Accounting Policies (Continued)

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

         The Company capitalized $323,353 and $212,174 of software development costs for fiscal 1998 and 1997, respectively. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from sales of that software, or
         (ii) the straight-line method over the estimated useful life of the product (generally three years). It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term (due to competitive pressures). As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. Amortization expense totaled $242,570 and $162,925 for fiscal 1998 and fiscal 1997, respectively.

         Goodwill

         Goodwill, which represents the excess of cost over the net assets of acquired companies, is being amortized on a straight-line basis over ten years.

         Research and Development Costs

         The Company charges all costs incurred to establish the technological feasibility of a product or enhancement to research and development expense.

         Revenue Recognition Policy

         The Company records revenue from product sales upon shipment to the customer if no significant vendor obligations exist and collectibility is probable. Maintenance contracts are sold separately and maintenance revenue is recognized on a straight-line basis over the period the service is provided, generally one year. At March 31, 1998 and 1997, the Company has deferred income related to maintenance contracts of $181,573 and $268,518 respectively.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997






2.       Summary of Significant Accounting Policies (Continued)

         Warranty Costs

         Warranty costs associated with the sale of hardware and software are accrued at the time of sale. The warranty reserve as of March 31, 1998 and 1997 included in other current liabilities amounts to $45,000 and $35,000, respectively.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, deferred tax asset valuation allowance and depreciation and amortization lives.

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

         Per Share Data

         Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The weighted average number of common shares outstanding during 1998 and 1997 were used to compute basic earnings per share. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised, which approximated 355,000 and 238,000 in 1998 and 1997, respectively.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997






2.       Summary of Significant Accounting Policies (Continued)

         Foreign Currency Translation

         The financial statements of the foreign subsidiary were prepared in local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and, accordingly, have no effect on net income. Transaction adjustments for the foreign subsidiary are included in income.

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

         Reclassification

         The Company has reclassified certain prior year amounts to conform with the 1998 presentation.

3.       Inventory:

         Inventory, net of reserve for obsolescence of $185,000 and $200,000 at March 31, 1998 and 1997, respectively, consists of the following:



                                    1998                      1997
                             ------------------       ---------------------

        Raw materials        $          818,132         $           625,583
        Work-in-process                 525,918                     374,802
        Finished goods                   81,301                      29,958
                             ------------------       ---------------------

                             $        1,425,351         $         1,030,343

                             ==================       =====================

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997


4.       Property And Equipment At Cost, Net:

         At March 31, 1998 and 1997 property and equipment consists of the following:


                                                  1998               1997
                                              ---------------  ----------------

        Demonstration and service equipment   $     1,125,987   $       832,478
        Furniture and fixtures                        195,767           180,940
        Leasehold improvements                         71,850            68,340
                                              ---------------  ----------------

                                                    1,393,604         1,081,758

        Less:  Accumulated depreciation             (971,903)         (738,635)
                                              ---------------  ----------------

        Total                                 $       421,701   $       343,123
                                              ===============  ================

         Depreciation  expense for  property and  equipment  for the years ended
         March  31,  1998  and  1997   amounted  to   $233,268   and   $186,874,
         respectively.

5.       Bank Borrowings:

         The Company has an available line of credit through July 30, 1998, in the amount of $1,000,000. At March 31, 1998, $300,000 had been drawn down under this line of credit. All amounts were unused at March 31, 1997. The line is collateralized by all business assets of the Company. Any advances under the bank line are payable at maturity, and bear interest at the Wall Street prime rate (8.5% at March 31, 1998) plus 0.5%. At March 31, 1996, $500,000 was outstanding under a line of credit. The final installment on this outstanding line of credit was made on September 5, 1996 at which time the bank line was closed.

         In addition, the Company had an outstanding facility of $150,000 to support 80% of its capital expansion. In November 1995, $124,000 was borrowed against the facility with a term of three years, payable monthly, at an interest rate of 8.55%. Upon expiration of this facility at July 31, 1996, the bank agreed to honor the existing terms of this credit facility. At March 31, 1998 and 1997, respectively, $30,009 and $72,664 was outstanding. Future principal repayments under this loan are $30,009 for the year ending March 31, 1999.

         The bank line of credit contains a covenant which restricts the payment of a dividend without the prior approval of the bank.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997








6.       Income Taxes:

         As of March 31, 1998, the Company has available federal and foreign net operating loss carryforwards of approximately $896,000 and $914,000, respectively, to offset future taxable income. The federal net operating loss carryforwards expire during the years 2001 through 2011. In addition, the Company has investment credit and research and development credit carryforwards aggregating approximately $136,098, which may provide future tax benefits, expiring from 1999 through 2002.

         The components of the income tax benefit for the years ended March 31, 1998 and 1997 are as follows:


                                               1998              1997
                                         ---------------   ----------------

         Current:
             Federal                     $        16,000           -
             State                                34,000           -
                                         ---------------   ----------------

                                                  50,000           -
                                         ---------------   ----------------

         Deferred:
             Federal                     $     (301,442)   $      (119,990)
             State                              (53,219)           (21,175)
                                         ---------------   ----------------

                                               (354,661)          (141,165)
                                         ---------------   ----------------

                                         $     (304,661)   $      (141,165)
                                         ===============   ================

         The reasons for the difference between the Company's effective tax rate and the United States federal statutory rate are as follows:


                                                              March 31,
                                                   ---------------------------
                                                        1998         1997
                                                   --------------  -----------

         Effective tax rate reconciliation:
         Statutory federal tax rate                           34%          34%
         State taxes, net of federal benefit                   6%           6%
         Effect of reversal of valuation allowance          (76)%        (70)%
         Foreign loss with no benefit                         29%          53%
         Utilization of NOL's                               (70)%        (93)%
         Other                                                 2%      -
                                                   --------------  -----------
                                                            (75)%        (70)%
                                                   ==============  ===========

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997








6.       Income Taxes (Continued)

         The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at March 31, 1998 and 1997 are as follows:


                                                    1998              1997
                                                --------------   ---------------

         Current deferred tax assets:
             Inventory                          $      214,000   $       192,000
             Accrued expenses                           83,737            82,242
             Allowance for doubtful accounts            68,400            40,000
                                                --------------   ---------------

         Total current deferred tax assets      $      366,137   $       314,242
                                                ==============   ===============

         Noncurrent deferred tax assets:
             Net operating loss carryforwards   $      715,669   $       834,324
             Research and development credit           136,098           131,046
             Alternative minimum tax credit             21,572
                                                --------------   ---------------

         Total noncurrent deferred tax assets          873,339           965,370

         Valuation allowance                         (547,256)         (965,370)
                                                --------------   ---------------

         Net noncurrent deferred tax assets     $      326,083   $             -
                                                ==============   ===============

         Deferred tax liabilities:
             Depreciation                       $     (37,854)   $      (46,849)
             Capitalized software                    (158,540)         (126,228)
                                                --------------   ---------------

         Total deferred tax liabilities         $    (196,394)   $     (173,077)
                                                ==============   ===============

         The Company has recorded a valuation allowance against the foreign net operating loss carryforwards and the research and development credit as it is more likely than not that such assets will not be realized. The change in the valuation allowance is due to the reversal of the valuation allowance recorded against the remaining federal net operating loss carry forwards, as management believes these assets are more likely than not to be utilized based on existing temporary taxable differences and expected levels of future taxable income, as well as the utilization of federal and state net operating loss carryforwards offset partially by the increase in foreign net operating loss carryfowards during the year ended March 31, 1998.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997


7.       Stockholders' Equity:

         During the year ended March 31, 1998, the Company entered into a stock subscription agreement with one of its directors, under which the director agreed to acquire 50,000 shares of the Company's Common Stock.

         During the years ended March 31, 1998 and 1997, respectively, options to purchase 500 and 9,500 shares of common stock under the Company's stock option plans were exercised, for an aggregate consideration of $625 and $15,755. In addition, 9,828 and 10,161 shares of common stock were issued as part of the stock earn out as stipulated in the Share Purchase Agreement (see Note 12). The aggregate fair value of this consideration was $13,070 and $15,877.

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

         Warrants

         During October 1995, in connection with services being performed by a consultant, the Company issued 250,000 warrants to the consultant to purchase shares of the Company's common stock. Warrants to purchase 50,000 shares of common stock at $3.25 per share vested immediately. Warrants to purchase each additional block of 50,000 shares of common stock are exercisable at $3.75, $4.25, $4.75 and $5.25 per share, respectively, and shall vest on each three month anniversary of the agreement. The warrants expire five years from the date of grant.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997






7.       Stockholders' Equity (Continued)

                  Stock Option Plans

         In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The aggregate fair market value (determined at the time the option is granted) of shares which are exercisable during any calendar year by any one individual may not exceed $100,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the year ended March 31, 1997, the Company granted options to purchase 657,629 shares of its common stock under the 1994 Plan. At March 31, 1997, 298,693 options were outstanding under the 1994 Plan, of which 270,483 options were exercisable.

         Of the options granted in 1998, 455,645 were granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP the vesting is accelerated to the last day of the current fiscal year if the Company meets certain predetermined sales and net income targets. The Company met the targets for 1998 and, as such, all options granted under the TARSAP in 1998 vested as of March 31, 1998.

         Other Options

         During the year ended March 31, 1998, the Company issued 30,000 options to a consultant, of which 15,000 were immediately vested and 15,000 were to vest contingent on an extension of the consulting agreement. This agreement and the unvested options were subsequently terminated. Compensation expense of $15,150 was recorded relative to the grant of the original 15,000 options during 1998.

         During September 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's common stock, of which 420,000 vested immediately and 100,000 vest each April 1 of 1998 and 1999. Options expire ten years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant.

         The Company also has outstanding options to purchase 130,000 shares of the Company's stock. Options expire in terms ranging from 5 to 10 years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997






7.       Stockholders' Equity (Continued)

         Accounting for Stock-Based Compensation

         The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its fixed stock option plans in its results of operations.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net income and basic earnings per share would have been reduced by $426,614 and $.09 and $462,088 and $.10, respectively.

         The proforma effect on net income for fiscal 1998 and 1997 may not be representative of the pro forma effect on net income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to April 1, 1995.

         The weighted-average fair values at date of grant for options granted during fiscal 1998 and 1997 were $1.00 and $.96, respectively. The fair value of each option grant for the Company's common stock is estimated on the date of the grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in fiscal 1998 and 1997:


                                            1998                 1997
                                     ------------------------------------------

        Expected volatility                   77%                  77%
        Risk-free interest rate              6.34%                6.56%
        Expected option lives             5.54 years           6.34 years

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997






7.       Stockholders' Equity (Continued)

         Accounting for Stock-Based Compensation (Continued)

         Details of options granted are as follows:


                                                                                          Weighted
                                                                                           Average
                                                                                          Exercise              Option Price
                                                                     Shares                 Price               Per Share ($)
                                                                 --------------     ---------------------     -----------------
        Options outstanding at March 31, 1996                           435,998             2.11              1.25 to 3.13
        Granted                                                       1,277,629             1.31              1.16 to 2.00
        Canceled                                                      (636,634)             1.55              1.25 to 3.13
        Exercised                                                       (9,500)             1.66              1.25 to 1.83
                                                                 --------------                               -----------------

        Options outstanding at March 31, 1997                         1,067,493             1.49              1.16 to 2.87

        Granted                                                         807,740             1.78              1.34 to 3.13
        Canceled                                                       (79,937)             1.85              1.25 to 2.87
        Exercised                                                         (500)             1.25                    1.25
                                                                 --------------                               -----------------

        Options outstanding at March 31, 1998                         1,794,796             1.60              1.16 to 3.13

         Options exercisable at March 31, 1998                        1,425,932             1.65              1.16 to 3.13


                                                       Options Outstanding                                 Options Exercisable
                                    ----------------------------------------------------------      --------------------------------
                                                              Weighted
                                                              Average
                                                             Remaining            Weighted
                                                              Years of             Average
        Range of                         Number             Contractual           Exercise
        Exercise Prices               Outstanding               Life                Price             Exercisable          Weighted
        ----------------------      ----------------      ----------------     ---------------      ---------------     ------------

        $1.16 - $1.72                        876,422                    5.02   $            1.25            615,422     $   1.26
        $1.83 - $2.14                        817,542                    4.81   $            1.83            709,922     $   1.81
        $2.25 - $3.13                        100,832                    3.12   $            2.86            100,588     $   2.86


MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997


8.       Commitments:

         Operating Leases

         In June 1993, the Company amended its lease for office and manufacturing facilities. Such amendment extends the term of the lease until June 30, 1999. In July 1995, the Company executed an additional building lease for the purpose of expanding its office and manufacturing facilities. The terms of the new lease provide for an expiration date concurrent with that of the existing building lease. In August 1996, the Company executed a building lease for its European operation in Antwerp, Belgium. The lease expires in August 1999.

         The fixed minimum payments under operating leases for future periods is as follows:


                Year ending March 31,
                 1999                          $          150,800
                 2000                                      44,500
                 2001                                           0
                 2002                                           0
                 2003                                           0
                 Thereafter                                     0
                                               ------------------

                Total minimum lease payments   $          195,300
                                               ==================


         Rent expense, in addition to allocated occupancy expenses, for the years ended March 31, 1998 and 1997 approximated $153,954 and $145,700, respectively.

         Consulting Contract

         The Company entered into a consulting agreement with an officer which became effective upon the expiration (or mutually agreed upon termination) of his employment agreement on May 2, 1995. The agreement provides that the officer will not receive less than $40,000 per year nor more than $220,000 per year, the amount of which is dependent on the level of services provided. The costs incurred related to the consulting agreement are $33,000 and $40,000, respectively, for the years ended March 31, 1998 and 1997.

         In connection with the acquisition of European Business Associates BVBA of Brussels, Belgium from Marc Kegelaers (see Note 12), the Company entered into a consulting agreement with Mr. Kegelaers for a term of five years. The consulting agreement provides for an annual consulting fee of $75,000 with 5% annual increments, as well as reimbursement of certain expenses.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997


9.       Contingent Liabilities:

         From time to time the Company and its subsidiary may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and assessments would not have a material effect on the Company's reported financial position, results of operations or cash flows as of and for the years ended March 31, 1998 and 1997.

10.      Employee Benefit Plans:

         Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 30% of a participant's contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended March 31, 1998 and 1997 was $28,222 and $27,641, respectively.

         The Company has a plan in effect under which its employees earn a bonus if the Company meets a predetermined revenue target for the year. The Company met the target for 1998 and has accrued approximately $117,000 for payment of bonuses under the plan.

11.      Sales:

         Sales by geographic area for the years ended March 31, 1998 and 1997 are as follows:


                                              1998                 1997
                                       ------------------ ----------------------

                 United States         $        7,435,586   $          5,813,584
                 Europe                         2,677,193              1,047,980
                 Pacific Rim                       23,611                349,732
                 Other                             81,521                132,328
                                       ------------------      -----------------
                                       $       10,217,911   $          7,343,624
                                       ==================      =================

         The Company sold a substantial portion of its products to four customers. Sales to these customers amounted to $6,232,390 (61% of net sales) in 1998 and $2,547,894 in 1997 (35% of net sales), respectively. At March 31, 1998 and 1997, amounts due from these customers included in accounts receivable, were $1,279,486 and $1,022,787, respectively. The loss of any of these customers would have a material adverse effect on the Company's financial position and results of operations.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997


12.      Concentration of Credit Risk:

         The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 1998 and periodically throughout 1998, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

13.      Impact of The Future Adoption of Recently Issued Accounting Standards:

         Effective with the first quarter of fiscal year 1999 the Company will adopt SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Since this standards applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" which becomes effective for financial statements for periods beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial reports and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management is currently evaluating the impact of SFAS 131 on the financial statements.

         In February 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which becomes effective for the Company's financial statements for the year ended March 31, 1999. SFAS No. 132 requires revised disclosures about pension and other postretirement benefits plans and is not expected to have a material impact on the Company's financial statements.

         In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

MICROFRAME, INC. AND SUBSIDIARY

For the Years Ended March 31, 1998 and 1997

14.      Subsequent Events:

         On June 23, 1998, the Company entered into an agreement to acquire Solcom Systems, Ltd. ("Solcom"), a developer of remote monitoring technology, for approximately 5.6 million shares of the Company's common stock. The acquisition is expected to be completed in the second quarter of 1999.

         The acquisition of Solcom will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values.

                                   SIGNATURES

              In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Edison and State of New Jersey, on June 29, 1998.

                                     MICROFRAME, INC.



                                     By:  /s/ Stephen B. Gray
                                         ------------------------------------
                                         Stephen B. Gray, President, Chief
                                         Executive Officer, and Chief Operating
                                         Officer

              In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Signature and Title
                               -------------------




/s/ Stephen B. Gray                                      June 29, 1998
--------------------------------------
Stephen B. Gray, President, Chief
Executive Officer, Chief Operating
Officer (Principal Executive Officer)




/s/ John F. McTigue                                      June 29, 1998
----------------------------------------------------
John F. McTigue, Vice President -
Operations, Chief Financial Officer, Treasurer and
Assistant secretary (Principal Financial Officer and
Principal Accounting Officer)




/s/ Stephen M. Deixler                                   June 29, 1998
-------------------------------------------------
Stephen M. Deixler, Chairman of the
Board of Directors, Treasurer

/s/ Michael Radomsky
---------------------------------------
Michael Radomsky, Executive Vice                         June 29, 1998
President, Secretary, Director



/s/ Stephen P. Roma                                      June 29, 1998
---------------------------------------
Stephen P. Roma, Director





/s/ Alexander C. Stark                                   June 29, 1998
--------------------------------------
Alexander C. Stark, Director

                                  Exhibit Index


Exhibit
No.             Description                                 Exhibit Reference
 ------         -----------                                 -----------------

3.1             Certificate of Incorporation of the         Incorporated by reference to Exhibit 3.2 of the Form 10-
                Company                                     K for the fiscal year ended March 31, 1992 (the "1992
                                                            10-K")

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

3.3             Amendment to Certificate of Incorporation   Incorporated by reference to Exhibit 3.3 of the Form
                filed September 14, 1992                    10-KSB for the fiscal year ended March 31, 1993 (the
                                                            "1993 10-KSB)


3.4             Amendment to Certificate of Incorporation   Incorporated by reference to Exhibit 3.4 of Amendment
                filed September 20, 1993                    No. 1 to the Registration Statement


3.5             Form of Specimen Common Stock               Incorporated by reference to Exhibit 3.5 of Amendment
                Certificate                                 No. 2 to the Company's Registration Statement on Form
                                                            SB-2 (No. 33-66688) dated December 1, 1993
                                                            ("Amendment No. 2 to the Registration Statement")

10.1            1984 Stock Option Plan                      Incorporated by reference to Exhibit 10.4 of the of the
                                                            Form 10-K for the fiscal year ended March 31, 1985

10.2            Amendment No. 2 to 1984 Stock Option        Incorporated by reference to Exhibit 10.5 of the Form 10-
                Plan                                        K for the fiscal year ended March 31, 1986 (the "1986
                                                            10-K")

10.3            Lease Agreement                             Incorporated by reference to Exhibit 10.6 of the Form 10-
                                                            K for the fiscal year ended March 31, 1991 (the "1991
                                                            10-K")

10.4            Stock Purchase Agreement dated May 10,      Incorporated by reference to Exhibit 10.4 of the 1993 10-
                1993 pursuant to Private Placement          KSB


10.5            Employment Agreement dated as of May        Incorporated by reference to Exhibit 10.5 of Amendment
                2, 1992 between David I. Gould and the      No. 2 to the Registration Statement
                Company

10.6            Loan Agreement between the Company          Incorporated by reference to Exhibit 10.6 of the 199310-
                and New Jersey National Bank                KSB


10.7            Letter Agreement dated April 28, 1993       Incorporated by reference to Exhibit 10.7 of Amendment
                between the Company and New Jersey          No. 1 to the Registration Statement
                National Bank


Exhibit
No.             Description                                 Exhibit Reference
 ------         -----------                                 -----------------

10.8            Form of Consulting Agreement between        Incorporated by reference to Exhibit 10.8 of Amendment
                David I. Gould and the Company              No. 1 to the Registration Statement


10.9            Agreement between American Telephone        Incorporated by reference to Exhibit 10.9 of Amendment
                and Telegraph Company and the Company       No. 2 to the Registration Statement
                dated September 17, 1993

10.10           Joint Marketing Agreement between MCI       Incorporated by reference to Exhibit 10.10 of
                Telecommunications Corporation and the      Amendment No. 2 to the Registration Statement
                Company dated September 1, 1992,
                together with Amendment No. 1 dated
                July 7, 1993

10.11           Employment Agreement dated as of            Incorporated by reference to Exhibit 10.11 of Form 10-
                January 1, 1994 between Michael             KSB for the fiscal year ended March 31, 1994 (the "1994
                Radomsky and the Company                    10-KSB")

10.12           Employment Agreement dated as of            Incorporated by reference to Exhibit 10.12 of the 1994
                January 1, 1994 between William H.          10-KSB
                Whitney and the Company

10.13           Employment Agreement dated as of            Incorporated by reference to Exhibit 10.13 of the 1994
                January 1, 1994 between Robert M. Groll     10-KSB
                and the Company

10.14           Employment Agreement dated as of            Incorporated by reference to Exhibit 10.15 of
                January 1, 1994 between P. David            Amendment No. 2 to the Registration Statement
                Bocksch and the Company

10.15           Amendments to Lease                         Incorporated by reference to Exhibit 10.15 of the 1994
                                                            10-KSB

10.16           Amendment to Loan and Security              Incorporated by reference to Exhibit 10.16 of Form 10-
                Agreement between the Company and           QSB for the quarter ended September 30, 1994
                CoreStates Bank, N.A. dated September 8,
                1994.

10.17           Consulting Agreement between the            Incorporated by reference to Exhibit 10.17 to Form 8-K
                Company and P. David Bocksch dated          dated November 30, 1994
                November 14, 1994

10.18           Employment Agreement dated as of            Incorporated by reference to Exhibit 10.18 to Form 10-
                October 11, 1994 between the Company        QSB for the quarter ended December 31, 1994
                and Lonnie L. Sciambi

10.19           Incentive Bonus Plan of the Company for     Incorporated by reference to Exhibit 10.19 to Form 10-
                the fiscal year ended March 31, 1995        QSB for the quarter ended December 31, 1994


Exhibit
No.             Description                                 Exhibit Reference
 ------         -----------                                 -----------------

10.20           Letter from Feldman Sablosky &              Incorporated by reference to Exhibit 10.20 to Form 8-K
                Company to the Securities and Exchange      dated March 13, 1995
                Commission relating to Item 4 of Form 8-
                K

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

10.22           Non-Qualified Stock Option Agreement        Incorporated by reference to Exhibit 10.22 of the 1994
                dated December 19, 1994 between the         10-KSB
                Company and Cameron Towey Neilson,
                Inc.

10.23           Purchase Agreement dated December 21,       Incorporated by reference to Exhibit 10.23 of the 1994
                1994 between the Company and Ericsson       10-KSB
                Business Networks AB

10.24           Employment Agreement dated as of            Incorporated by reference to Exhibit 10.24 of the 1994
                March 27, 1995 between the Company          10-KSB
                and Stephen B. Gray

10.25           Letter dated April 5, 1995 from the         Incorporated by reference to Exhibit 10.25 of the 1994
                Company to P. David Bocksch terminating     10-KSB
                his Consulting Agreement

10.26           Incentive Bonus Plan of the Company for     Incorporated by reference to Exhibit 10.26 of the 1994
                the fiscal year ending March 31, 1996       10-KSB

10.27           Letter of Intent dated April 9, 1998 With   Filed herewith
                SolCom Systems, Ltd.

10.28           Line of Credit Agreement with United        Filed herewith
                National Bank Dated November 17, 1997


23.1            Consent of Pricewaterhouse Coopers LLP      Filed herewith
