Form 10KSB/A
period 1998-03-31
MICROFRAME INC
filed 1998-08-07
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended March 31, 1998

                                       OR



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                          Commission File No.: 0-13117
                                               -------

                                MICROFRAME, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                New Jersey                                22-2413505
       --------------------------------  ------------------------------------
        (State or Other Jurisdiction of   (IRS Employer Identification Number)
          Incorporation or Organization)

         21 Meridian Road, Edison, New Jersey                     08820
      ------------------------------------------               -----------
       (Address of Principal Executive Offices)                 (Zip Code)


Issuer's telephone number, including area code:  (732) 494-4440
                                                 ---------------

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

                                              Yes [X]            No [ ]

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

There were 5,296,479 shares of Common Stock outstanding as of June 25, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

This amendment to Form 10-KSB for the period ended March 31, 1998 is filed to amend certain portions of Item 10 and Item 11 of Form 10-KSB filed on July 14, 1998.

Item 10.  Executive Compensation.

                        Option Grants in Fiscal Year 1998

              The following table sets forth certain information concerning stock option grants during the year ended March 31, 1998 to the Named Executive
Officers:


                                            Individual Grants
                               ----------------------------------------------------------------------------------

                                                       Percent
                               Number of               of Total
                               Securities              Options                  Exercise
                               Underlying              Granted to               or Base
                               Options                 Employees in             Price                Expiration
Name                           Granted(#)              Fiscal Year              ($/Sh)               Date
----                           ----------              ------------             --------             ------------

Stephen M. Deixler             10,000(1)                     N/A                $1.50                9/17/01

Stephen B. Gray                75,000(2)                    4.2%                $1.75                05/04/07

Michael Radomsky               42,839(2)                    2.4%                $1.75                05/04/07

William H. Whitney             42,839(2)                    2.4%                $1.75                05/04/07

John F. McTigue                70,760(2)                    3.9%                $1.34                07/02/07

                               30,000                       2.5%                $1.34                07/02/07




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



                                                                                               Value of
                                                                Number of Securities           Unexercised
                                                                Underlying Unexer-             In-the-Money
                             Shares                             cised Options                  Options at
                             Acquired on         Value          at FY-End(#)                   FY-End($)(1)
Name                         Exercise (#)        Realized($)    Exercisable/Unexercisable      Exercisable/Unexercisable
----                         ------------        -----------    -------------------------      --------------------------

Stephen M. Deixler           --                  --             27,500/2,500                   $22,625/$3,275

Stephen B. Gray              --                  --             477,309/0                      $725,250/$0

Michael Radomsky             --                  --             142,239/0                      $192,007/$0

William H. Whitney           --                  --             142,184/0                      $192,018/$0

John F. McTigue              --                  --             100,760/0                      $145,094/$0

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

Name and Address                                          Shares Owned                    Percent of Class
----------------                                          -------------                   ----------------

Stephen M. Deixler (1)                                          760,532                         15.4%
371 Eagle Drive
Jupiter, Florida 33477

David I. Gould (2)                                              199,337                          4.0%
10844 White Aspen Way
Boca Raton, Florida  33428

Stephen B. Gray (3)(12)                                         477,309                          9.7%

Michael Radomsky (4)                                            356,643                          7.2%
8 Zaydee Drive
Edison, New Jersey 08837

William H. Whitney (5)                                          214,998                          4.5%
15 Jackson Avenue
Chatham, New Jersey 07928

Robert M. Groll (6)                                             100,852                          2.1%
52 Village Lane
Freehold, New Jersey 07728

John F. McTigue (7)(12)                                         100,760                          2.0%

Stephen P. Roma (8)                                             484,399                          9.8%
91 Durand Drive
Marlboro, New Jersey 07748

Special Situations Fund, III, L.P.(9)                           855,863                         16.7%

MGP Advisers Limited Partnership (9)                            855,863                         16.7%

AWM Investment Company, Inc. (9)                              1,157,133                         22.2%

Austin W. Marxe (9)                                           1,157,133                         22.2%






Jay Associates LLC (10)                                         480,000                          9.3%
1118 Avenue J
Brooklyn, New York  11230

Alpha Investments LLC (11)                                      336,000                          6.6%
5611 North 16th Street #300
Phoenix, Arizona  85016

Alexander C. Stark (12)(13)                                      85,000                          1.6%

Directors and executive
  officers as a group (9 Persons)                             2,779,830                         52.5%


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

(3)        Includes  400,000  shares  of  Common  Stock  which  may be  acquired pursuant to currently exercisable options granted outside the Company's 1994 Plan. Also includes 77,309 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.

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

(7) Includes 100,760 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.
                                       -5-

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

(10)       Includes   320,000   shares   issuable  upon  exercise  of  currently
           exercisable  Class  A and  Class  B  Warrants  of  the  1996  Private
           Placement.

(11)       Includes   224,000   shares   issuable  upon  exercise  of  currently
           exercisable  Class  A and  Class  B  Warrants  of  the  1996  Private
           Placement.

(12) The address of such person is c/o the Company, 21 Meridian Avenue, Edison, New Jersey 08820.

(13) Includes 35,000 shares of Common Stock which may be acquired pursuant to currently exercisable options granted under the Company's 1994 Plan.
                                       -6-

                                   SIGNATURES

              In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Edison and State of New Jersey, on August 7, 1998.


                                         MICROFRAME, INC.



                                         By: /s/ Stephen B. Gray
                                             -----------------------------------
                                         Stephen B. Gray, President, Chief
                                         Executive Officer, and Chief Operating
                                         Officer