Form 10QSB
period 1998-06-30
MICROFRAME INC
filed 1998-08-12
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

/___/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                          Commission File No.: 0-13117

                                MICROFRAME, INC.
                            -----------------------
              (Exact Name of Small Business Issuer in Its Charter)


         New Jersey                                       22-2413505
         ----------                                       ----------
  (State or Other Jurisdiction of           (IRS Employer Identification Number)
  Incorporation or Organization)


                   21 Meridian Road, Edison, New Jersey 08820
                   -------------------------------------------
                    (Address of Principal Executive Offices)


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

There were 5,403,480 shares of Common Stock outstanding as of August 4, 1998.

Transitional Small Business Disclosure Format:

Yes                          No   X
    ---                          ---

                         MICROFRAME, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998



PART I.           FINANCIAL INFORMATION                                                         Page
                                                                                                ----
Item 1.           Condensed Consolidated Financial Information                                   2

                  Condensed Consolidated Balance Sheets as of June 30, 1998
                        and March 31, 1998 (Unaudited)                                           3

                  Condensed Consolidated Statements of Operations for the three
                             months ended June 30, 1998 and June 30, 1997 (Unaudited)            4

                  Condensed Consolidated Statements of Cash Flows for the three
                             months ended June 30, 1998 and June 30, 1997 (Unaudited)            5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)               6-7

Item 2.           Management's Discussion and Analysis                                           8-9

PART II.          OTHER INFORMATION

Item 6.           Exhibits and reports on Form 8-K                                               10


SIGNATURES                                                                                       11

                          PART I. Financial Information



Item 1.  Condensed Consolidated Financial Information.
         --------------------------------------------

         The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB for the year ended March 31, 1998.
                                        2

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)
--------------------------------------------------------------------------------

                                                                              June 30,                    March 31,
                                                                                1998                        1998
                                  ASSETS
Current assets
     Cash and cash equivalents                                           $         447,186          $          507,726
     Accounts receivable, less allowance for doubtful
         accounts of $126,000 and $126,000, respectively                         3,578,280                   2,667,319
     Inventory, net                                                              1,887,644                   1,425,351
     Deferred tax asset                                                            371,822                     366,137
     Prepaid expenses and other current assets                                     186,172                     153,568
                                                                           ----------------            ----------------
          Total current assets                                                   6,471,104                   5,120,101

     Property and equipment, less accumulated depreciation
          of $568,687 and $971,903                                                 458,685                     421,701
     Capitalized software, less accumulated amortization
          of $1,106,354 and $1,054,827                                             433,682                     396,351
     Deferred tax assets, net                                                        2,745                     129,689
     Goodwill, less accumulated amortization of $28,605 and $26,130                 73,005                      75,480
     Security deposits                                                              39,348                      35,716
     Other assets                                                                  293,135
                                                                           ----------------            ----------------
          Total assets                                                   $       7,771,704          $        6,179,038
                                                                           ================            ================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank borrowings                                                     $         600,000          $          300,000
     Current portion of long-term debt                                              18,817                      30,009
     Accounts payable                                                            1,066,763                     910,842
     Accrued payroll and related liabilities                                       225,541                     348,397
     Deferred income                                                               268,751                     181,573
     Other current liabilities                                                     452,673                     405,263
                                                                                                       ----------------
                                                                           ----------------
          Total current liabilities                                              2,632,545                   2,176,084
                                                                           ----------------            ----------------



Other liabilities                                                                   69,529                           0

Committments and contingencies

Stockholders' equity
     Common stock - par value $.001 per share; authorized 50,000,000 shares, issued 5,403,480 shares and outstanding 5,403,080 shares at
         June 30, 1998; issued 4,849,531 shares and outstanding 4,849,131
         and subscribed 50,000 shares at March 31, 1998                              5,403                       4,899
     Preferred stock- par value $10 per share;
         authorized 200,000 shares, none issued
     Additional paid-in capital                                                  7,143,363                   6,345,613
     Stock subscription receivable                                                       0                    (104,000)
     Accumulated deficit                                                        (2,070,494)                 (2,231,638)
     Cumulative translation adjustment                                              (4,642)                     (7,920)
                                                                           ----------------            ----------------
                                                                                 5,073,630                   4,006,954

 Less - Treasury stock, 400 shares, at cost                                         (4,000)                     (4,000)
                                                                           ----------------            ----------------
     Total stockholders' equity                                                  5,069,630                   4,002,954
                                                                           ----------------            ----------------

     Total liabilities and stockholders' equity                          $       7,771,704          $        6,179,038
                                                                           ================            ================



The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------
(unaudited)

                                                                        Three Months Ended
                                                                             June 30,
                                                                             --------
                                                                     1998                1997



Net sales                                                     $      2,963,973    $      1,736,546

Cost of sales                                                        1,008,005             741,046
                                                                ---------------      -------------

Gross margin                                                         1,955,968             995,500

     Research and development expenses                                 412,967             286,552
     Selling, general and administrative expenses                    1,219,648             887,191
                                                                ---------------      -------------

Income (loss) from operations                                          323,353            (178,243)

Interest income                                                          2,336               5,645
Interest expense                                                        (8,969)             (1,424)
                                                                ---------------      -------------

Income (loss) before income tax provision(benefit)                     316,720            (174,022)
Income tax provision(benefit)                                          155,576             (20,221)
                                                                ---------------      --------------
Net income (loss)                                             $        161,144    $       (153,801)
                                                                ===============      ==============

Per share data
     Net income (loss) per share
Basic                                                         $          0.03     $          (0.03)
                                                                ---------------      --------------
Diluted                                                       $          0.02     $          (0.03)
                                                                ---------------      --------------



     Weighted average number of common shares
     outstanding basic                                              5,134,272            4,883,704
                                                                 -------------       --------------
     Weighted average number of common shares
     outstanding diluted                                            7,042,534            4,883,704
                                                                 -------------       --------------


The accompanying notes are an integral part of these condensed consolidated financial statements

MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(unaudited)


                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                               --------
                                                                                      1998                         1997
Cash flows from operating activities
Net income (loss)                                                         $            161,144        $           (153,801)
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                                                     123,115                      94,738
     Provision for bad debts                                                                                         9,374
     Provision for inventory obsolescence                                                                           15,000
     Deferred tax provision                                                            121,259                     (20,221)
     (Increase) decrease in
           Accounts receivable                                                        (910,961)                    236,675
           Inventory                                                                  (462,293)                    (23,649)
           Prepaid expenses and other current assets                                   (32,604)                      2,939
           Security deposits                                                            (3,632)                      9,519
     Increase (decrease) in
           Accounts payable                                                            155,921                      30,246
           Accrued payroll and related liabilities                                    (122,856)                   (110,989)
           Deferred income                                                              87,178                     (22,538)
           Other current liabilities                                                    47,410                      52,605
           Other liabilities                                                            69,529
                                                                          ---------------------       ---------------------
           Net cash (used in) provided by operating activities                        (766,790)                    119,898
                                                                          ---------------------       ---------------------

Cash flows from investing activities
     Capital expenditures                                                             (102,819)                    (40,039)
     Capitalized software                                                              (88,858)                    (20,000)
     Other assets                                                                     (293,135)                          0
                                                                          --------------------        ---------------------
           Net cash used in investing activities                                      (484,812)                    (60,039)
                                                                          ---------------------       ---------------------

Cash flows from financing activities
     Proceeds of short-term borrowings                                                 300,000
     Repayments of debt                                                                (11,192)                    (10,258)
     Issuance of common stock                                                          902,254
                                                                          ---------------------       ---------------------
           Net cash provided by (used in) financing activities                       1,191,062                     (10,258)
                                                                          ---------------------       ---------------------

Net (decrease) increase in cash and cash equivalents                                   (60,540)                     49,601
Cash and cash equivalents - beginning of period                                        507,726                     539,214
                                                                          --------------------        ---------------------
Cash and cash equivalents - end of period                                 $            447,186        $            588,815
                                                                          =====================       =====================


The accompanying notes are an integral part of these condensed consolidated financial statements

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)



Note 1 - Condensed Consolidated Financial Statements:
----------------------------------------------------

The condensed consolidated balance sheets as of June 30, 1998 and March 31, 1998, the condensed consolidated statements of operations for the three month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at June 30, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended March 31, 1998.


Note 2 - Inventory:
------------------

Inventory consists of the following:

                                                    June 30, 1998                    March 31, 1998
                                                    -------------                    --------------

         Raw materials                               $   814,193                        $ 1,003,132
         Work in process                               1,115,323                            525,918
         Finished goods                                  143,128                             81,301
                                                      ----------                         ----------
                                                       2,072,644                          1,610,351
             Less, allowance for obsolescence           (185,000)                          (185,000)
                                                       ---------                          ---------
                  Total                               $1,887,644                         $1,425,351
                                                      ==========                         ==========



Note 3 - Earnings Per Share:
---------------------------

The Company has adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the quarter ended December 31, 1997. All prior periods presented have been restated to account for this change.

The computaion of Basic Earnings Per Share is based on the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share is based on the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents, comprised of outstanding stock options and warrants.

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                             Three Months       Three Months
                                             Ended              Ended
                                             6/30/98            6/30/97
                                             ------------       -----------

Weighted Average # of Shares Outstanding     5,134,272          4,833,704
Incremental Shares for Common Equivalents    1,908,262
                                             ---------          ---------
Diluted Shares Outstanding                   7,042,534          4,833,704

Note 4 - Recent Pronouncements:
------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" which becomes effective for financial statements for periods beginning after December 31, 1997. This Statement establishes standards for the way that public business enterprises report information about operaing segments in annual financial reports and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Item 2.           Management's Discussion and Analysis
                  ------------------------------------


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


 Results of Operations
 ---------------------


         Revenues for the quarter ended June 30, 1998 were $2,963,973 as compared with revenues of $1,736,546 for the same quarter of the previous fiscal year, or an increase of approximately 71 %. The increase in revenues was primarily the result of increased business activity and as a result of the continued acceptance of its Sentinel product line as well interest in the other member of the family of SNS products, the Manager 2000.


         The Company's cost of goods sold increased from $741,046 for the quarter ended June 30, 1997 to $1,008,005 for the quarter ended June 30, 1998 as a result of increased business activity. Cost of goods sold as a percentage of sales decreased from 42.7% for the previous comparable fiscal period to 34.0% for this fiscal period, due to the increased volumes, manufacturing efficiencies and higher margin software and services sales in the quarter.


         Research and development expenses, net of capitalized software development, increased from $286,552 in the quarter ended June 30, 1997 to $412,967 in the current fiscal quarter, an increase of 44%. This is a direct reflection of the Company's continued increased activity related to the development of the Secure Network Systems/2000 set of products. Research and development expenses as a percentage of revenues decreased from 17% to 14%. Selling, general and administrative expenses increased approximately 37% from $887,191 for the prior year's comparable fiscal period to $1,219,648 for the fiscal period ended June 30, 1998. This increase results primarily from the Company's aggressive growth plan in the sales and marketing area.

         The Company had income from operations of $323,383 for the period ended June 30, 1998, compared to a loss from operations of $178,243 for the same period a year ago. Due to the reduction in interest costs to the Company and the effects of the income tax benefit of $20,221, the net loss for the period ended June 30, 1997 was $153,801 compared to net income of $161,144 for the quarter ended June 30, 1998.

Financial Condition and Capital Resources
-----------------------------------------

         During the first quarter of fiscal year 1999, the Company recorded net income of approximately $161,000. Included in this net income were non-cash charges of approximately $123,000 for depreciation and amortization and $121,000 of deferred taxes. As a result and in conjunction with the following items discussed below, during the first three months of fiscal year 1999, the Company's cash position remained relatively stable.

         The Company's operations used $767,000 of cash, primarily as a result of an increase in accounts receivable of $910,961 for sales that occurred later in the quarter and an increase in inventory buildup of $462,293 as the Company prepares to ship its backlog going into the second quarter These increases were offset by the payment of accrued payroll and related liabilities. The Company utilized approximately $200,000 of cash for capital and software-related expenditures and an additional $293,000 for one-time merger related costs that have been capitalized. Proceeds from stock option and warrant exercises were approximately $900,000 and proceeds from borrowings under the company's line of credit were $300,000. The Company utilized approximately $10,000 of cash to pay down its long-term debt in the first quarter.

         In November 1997, the Company successfully negotiated with United National to provide the Company with a $1,000,000 line of credit, collateralized by accounts receivable of the Company, to finance future working capital requirements that was due to expire on July 31, 1998. In July 1998 the bank extended this line of credit for a period of 60 days, in anticipation of renewal, negotiations of which are progressing. As of August 3, 1998, the Company has utilized $600,000 under this line.

           Based on its current cash and working capital position, as well as its available line of credit, the Company believes that it will have sufficient capital to meet its operational needs over the next twelve months.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" which becomes effective for financial statements for periods beginning after December 31, 1997. This Statement establishes standards for the way that public business enterprises report information about operaing segments in annual financial reports and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

                           PART II. Other Information




Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------


                  (a)      Exhibits:
                           --------

                           27. Financial Data Schedule

                  (b)      Reports on Form 8-K:
                           -------------------

                           On May 19, 1998, the Company filed a Current Report on Form 8-K, disclosing a press release in connection with the execution of a letter of intent relating to the Company's proposed acquisition of SolCom Systems Limited.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 7, 1998



                            MICROFRAME, INC.



                            /s/ Stephen B. Gray
                            ----------------------------------------------------
                            Stephen B. Gray, President, Chief Executive Officer and Chief Operating Officer



                            /s/ John F. McTigue
                            ----------------------------------------------------
                            John F. McTigue, Chief Financial Officer and
                            Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX





Exhibit No.                          Description
----------                           -----------



27                                   Financial Data Schedule