Form 10QSB
period 1998-09-30
MICROFRAME INC
filed 1998-11-23
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 /_X_/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                                                 OR

/___/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                                MICROFRAME, INC.
                                ---------------
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

There were 5,403,480 shares of Common Stock outstanding as of November 10, 1998.

Transitional Small Business Disclosure Format:

Yes                          No  X
    ---                         ---

                         MICROFRAME, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.           FINANCIAL INFORMATION                                                        Page
                                                                                               ----

Item 1.           Condensed Consolidated Financial Information                                   2

                  Condensed Consolidated Balance Sheets as of September 30, 1998
                  and March 31, 1998 (Unaudited)                                                 3

                  Condensed Consolidated Statements of Operations for the Three and Six
                  Months Ended September 30, 1998 and 1997 (Unaudited)                           4

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended September 30, 1998 and 1997 (Unaudited)                           5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)               6-8

Item 2.           Management's Discussion and Analysis                                           8-11

PART II.          OTHER INFORMATION

Item 4.           Submissions of Matters to a Vote of Security Holders                           12

Item 5.           Other Information                                                              12

Item 6.           Exhibits and Reports on Form 8-K                                               12


SIGNATURES                                                                                       14


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




MicroFrame, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------------------------------
(unaudited)
                                                                            September 30,                   March 31,
                                  ASSETS                                         1998                         1998


 Current assets
     Cash and cash equivalents                                         $              268,710          $         507,726
     Accounts receivable, less allowance for doubtful
         accounts of $122,000 and $126,000, respectively                            3,553,863                  2,667,319
     Inventory, net                                                                 1,776,074                  1,425,351
     Deferred tax asset                                                               391,166                    366,137
     Prepaid expenses and other current assets                                        412,593                    153,568
                                                                         ---------------------           ----------------
         Total current assets                                                       6,402,406                  5,120,101

     Property and equipment, less accumulated depreciation
         of $584,260 and $971,903                                                     629,747                    421,701
     Capitalized software, less accumulated amortization
         of $1,175,299 and $1,054,827                                                 573,763                    396,351
     Deferred tax assets, net                                                              -                     129,689
     Goodwill, less accumulated amortization of $31,080 and $26,130                    70,530                     75,480
     Security deposits                                                                 39,496                     35,716
     Other assets                                                                     732,600
                                                                         ---------------------           ---------------
         Total assets                                                  $            8,448,542          $       6,179,038
                                                                         =====================           ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Bank borrowings                                                   $              900,000          $         300,000
     Current portion of long-term debt                                                     -                      30,009
     Accounts payable                                                               1,247,402                    910,842
     Accrued payroll and related liabilities                                          371,698                    348,397
     Deferred income                                                                  328,777                    181,573
     Other current liabilities                                                        433,989                    405,263
                                                                         ---------------------           ---------------
         Total current liabilities                                                  3,281,866                  2,176,084
                                                                         ---------------------           ---------------

Deferred tax liabilities, net                                                          23,242                          -
Committments and contingencies


Stockholders' equity
     Common stock - par value  $.001 per share;  authorized  50,000,000  shares, issued 5,537,480  shares and outstanding  5,475,449 shares at September
         30, 1998; issued 4,849,531 shares and outstanding 4,849,131
         and subscribed 50,000 shares at March 31, 1998                                 5,537                      4,899
     Preferred stock - par value $10 per share;
         authorized 200,000 shares, none issued
     Additional paid-in capital                                                     7,324,828                  6,345,613
     Stock subscription receivable                                                                              (104,000)
     Accumulated deficit                                                           (1,982,053)                (2,231,638)
     Accumulated Comprehensive income                                                   2,321                     (7,920)
                                                                         ---------------------           ----------------
                                                                                    5,350,633                  4,006,954
     Less - Treasury stock, 62,031 shares at September 30, 1998
         and 400 at March 31, 1998, at cost                                          (207,199)                    (4,000)
                                                                         ---------------------           ----------------
         Total stockholders' equity                                                 5,143,434                  4,002,954
                                                                         ---------------------           ----------------

         Total liabilities and stockholders' equity                    $            8,448,542          $       6,179,038
                                                                         =====================           ================

The accompanying notes are an integral part of these condensed consolidated financial statements


MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------
(unaudited)

                                                              Three Months Ended                       Six Months Ended
                                                                 September 30,                         September 30,
                                                            ------------------------               --------------------------
                                                               1998             1997                 1998               1997



Gross Sales                                               $   3,213,930   $   2,281,727        $   6,177,903     $   4,018,273

Cost of sales                                                 1,056,431       1,046,052            2,064,436         1,787,098
                                                            ------------    -------------------  ------------      ------------

Gross margin                                                  2,157,499       1,235,675            4,113,467         2,231,175

     Research and development expenses                          640,140         180,796            1,053,107           467,348
     Selling, general and administrative expenses             1,417,461         966,731            2,637,109         1,853,922
                                                            ------------    -------------------  ------------      ------------

Income (loss) from operations                                    99,898          88,148              423,251           (90,095)

Interest income                                                   2,869           3,559                5,205             9,204
Interest expense                                                (21,311)         (1,213)             (30,280)           (2,637)
                                                            ------------    -------------------  ------------      ------------

Income (loss) before income tax provision (benefit)              81,456          90,494              398,176           (83,528)
Income tax provision (benefit)                                   (6,985)         12,501              148,591            (7,720)
                                                            ------------    -------------------  ------------      ------------
Net income (loss)                                         $      88,441   $      77,993        $     249,585    $      (75,808)
                                                            ============    ===================  ============      ============

Per share data
     Net income (loss) per share
Basic                                                     $        0.02   $        0.02        $        0.05    $        (0.02)
                                                            ------------    ------------         ------------      ------------
Diluted                                                   $        0.01   $        0.02        $        0.04    $        (0.02)
                                                            ------------    ------------         ------------      ------------



     Weighted average number of common shares
                            outstanding basic                 5,425,588       4,839,703            5,394,872         4,839,703
                                                            ------------    ------------         ------------      ------------

     Weighted average number of common shares
                          outstanding diluted                 6,465,558       4,883,704            6,595,893         4,839,703
                                                            ------------    ------------         ------------      ------------



The accompanying notes are an integral part of these condensed consolidated financial statements


MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------------------------------------
(unaudited)

                                                                                              Six Months Ended
                                                                                                September 30,
                                                                                              -----------------
                                                                                      1998                        1997

Cash flows from operating activities
Net income (loss)                                                         $            249,585         $           (75,808)
Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation and amortization                                                    314,579                     202,469
      Provision for bad debts                                                           (3,987)
      Deferred tax provision                                                           127,902                      (7,720)
      (Increase) decrease in
           Accounts receivable                                                        (882,557)                     (4,321)
           Inventory                                                                  (350,723)                    (56,287)
           Prepaid expenses and other current assets                                  (259,025)                    (80,703)
           Security deposits                                                            (3,780)                     (2,037)
      Increase (decrease) in
           Accounts payable                                                            336,560                     228,413
           Accrued payroll and related liabilities                                      23,301                     (78,055)
           Deferred income                                                             147,204                     (51,242)
           Other current liabilities                                                    28,726                     (44,670)
                                                                              -----------------           -----------------
           Net cash (used in) provided by operating activities                        (272,215)                      30,039
                                                                              -----------------           -----------------

Cash flows from investing activities
      Capital expenditures                                                            (408,562)                    (72,769)
      Capitalized software                                                            (297,884)                    (89,907)
      Other assets                                                                    (732,600)
                                                                              -----------------           -----------------
           Net cash used in investing activities                                    (1,439,046)                   (162,676)
                                                                              -----------------           -----------------

Cash flows from financing activities
      Proceeds of short-term borrowings                                                600,000
      Repayments of debt                                                               (30,009)                    (20,816)
      Issuance of common stock                                                         902,254                         624
                                                                              -----------------           -----------------
           Net cash provided by (used in) financing activities                       1,472,245                     (20,192)
                                                                              -----------------           -----------------

Net (decrease) increase in cash and cash equivalents                                  (239,016)                   (152,829)
Cash and cash equivalents - beginning of period                                        507,726                     539,214
                                                                              -----------------          ------------------

Cash and cash equivalents - end of period                                     $        268,710           $         386,385
                                                                              =================          ==================



The accompanying notes are an integral part of these condensed consolidated financial statements

                         MICROFRAME, INC. AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)



Note 1 - Condensed Consolidated Financial Statements:
         -------------------------------------------

The condensed consolidated balance sheets as of September 30, 1998 and March 31, 1998, the condensed consolidated statements of operations for the three and six month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at September 30, 1998 and 1997 have been made.

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


Note 2 - Inventory:
------------------

Inventory consists of the following:

                                            September 30, 1998   March 31, 1998
                                            ------------------   --------------

      Raw materials                           $1,072,918          $ 1,003,132
      Work in process                            815,263              525,918
      Finished goods                              72,893               81,301
                                             --------------       --------------
                                               1,961,074            1,610,351
          Less, allowance for obsolescence      (185,000)            (185,000)
                                             --------------       --------------
                Total                         $1,776,074          $ 1,425,351
                                             ==============       ==============


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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:


                                            Three Months      Three Months     Six Months        Six Months
                                            Ended             Ended            Ended             Ended
                                            9/30/98           9/30/97          9/30/98           9/30/97
                                            ------------      -----------      ----------        ----------

Weighted Average # of Shares Outstanding    5,425,588         4,839,703         5,394,872        4,839,703
Incremental Shares for Common Equivalents   1,039,970            44,001         1,201,021
                                            ---------         ---------         ---------        ---------
Diluted Shares Outstanding                  6,465,558         4,883,704         6,595,893        4,839,703

Note 4 - Comprehensive Income;
-----------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income".

The following table reflects the reconciliation between net income per the financial statements and comprehensive income:

                                                    Six months                Six Months
                                                    ended 9/30/98             ended 9/30/97
                                                    -------------             -------------
Net income (loss)                                     $249,585                 $ (75,808)
Effect of foreign currency translation                  10,241                        -
                                                      --------                 ---------
Comprehensive income                                  $239,344                 $ (75,808)
                                                      ========                 =========


Note 5 - Recent Pronouncements:
------------------------------


In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" which becomes effective for financial statements for periods beginning after December 31, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial reports and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Among other provisions, it standardizes certain disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain other disclosures. The standard is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of pension and other postretirement benefit information and MicroFrame does not currently offer such plans, the statement does not have any impact on MicroFrame's results of operations, financial position or cash flows.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, the SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, through early adoption is encouraged. Management is currently assessing the impact on MicroFrame's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. Management does not expect the adoption of this standard to have a material impact on MicroFrame's results of operations, financial position or cash flows.

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


Results of Operations
----------------------
Three Months ended  September  30, 1998 verses Three Months ended  September 30,
-------------------------------------------------------------------------------
1997
----

         Revenues for the quarter ended September 30, 1998 were $3,213,930 as compared with revenues of $2,281,727 for the quarter ended September 30, 1997, or an increase of approximately 41%. The increase was primarily due to increased shipments of the Company's Sentinel 2000 product line as well as software and development sales in the Business Oriented Network Management Market. The Company continued to see interest in other members of the family of SNS products, including the Manager 2000 and Segasys 2000. The Company's revenues continued to be positively impacted as a result of shipments to both the European and US markets, including shipments under its contracts with PTT Holland, MCI, AT&T and Lucent.

         The Company's cost of goods sold increased from $1,046,052 for the quarter ended September 30, 1997 to $1,056,431 for the quarter ended September 30, 1998. The Company's cost of goods sold as a percentage of sales decreased from 46% for the previous comparable fiscal period to 33% for this fiscal period. This is due to the fact that the Company continues to focus on lowering the costs related to the manufacture of products and has seen an increase in software related sales that generates a higher margin.

         Research and development expenses, net of capitalized software development, increased to $640,140 from $180,796 in the quarter ended September 30, 1997 as a result of the Company's hiring of additional engineering staff and technology agreements with Solcom Systems, Ltd. ("Solcom"). As a result of this increase in personnel and the outsourcing of certain research and development activities to Solcom, research and development expenses as a percentage of revenues increased from 8% to 20%. Selling, general and administrative expenses increased approximately 47% from $966,731 for the prior year's comparable quarter to $1,417,461 for the quarter ended September 30, 1998. The primary reason for this increase is increases in the number of direct sales people, as the Company embarks on an aggressive growth plan. The Company hired three additional salespeople since the corresponding quarter in 1997. The Company anticipates continued increases in revenues as a result of these increased selling expenses.

         The Company's income from operations increased 13% to $99,898 for the three months ended September 30, 1998 compared to $88,148 for the same period a year ago. Due primarily to increased sales, the net income for the period ended September 30, 1998 increased approximately 13% to $88,441 compared to net income of $77,993 for the quarter ended September 30, 1997.

First Six Months of Fiscal 1999 Versus First Six Months Fiscal 1998
-------------------------------------------------------------------

         Revenues for the six months ended September 30, 1998 were $6,177,903 as compared with revenues of $4,018,273 for the comparable period of the previous fiscal year, or an increase of approximately 54%. This improvement is due to the success of the Company's Sentinel 2000 family of products, continued shipments into the European market, sales of Segasys 2000 and increased software sales and continued shipments into the expanding domestic market for Business Oriented Network Management. The Company's revenues for the six months ended September 30, 1998 continued to be positively impacted as a result of shipments to the European market, including shipments under its contract with PTT Holland and in the US market shipments to MCI, AT&T and Lucent. The Company is continuing to aggressively pursue customers in the global market place.

         The Company's cost of goods sold increased to $2,064,436 for the six months ended September 30, 1998 compared to $1,787,098 for the six months ended September 30, 1997 as a result of increased shipment levels. Cost of goods sold as a percentage of sales decreased from 44% for the previous comparable fiscal period to 33% for this fiscal period. This is primarily a result of the increased sales volume of the Company's product lines and the fact that the Company continues to focus on lowering the costs related to the manufacture of products and has increased software related sales that generate a higher margin. The Company expects continued manufacturing efficiencies as the products mature and by continuing to improve purchasing and materials management systems.

         Research and development expenses, net of capitalized software development, increased from 467,348 in the six months ended September 30, 1997 to $1,053,107 during the six month ended September 30, 1998, an increase of 125%, primarily as a result of the increase in development and engineering staff under the Company's growth plan and payments to Solcom under certain technology agreements. Research and development expenses as a percentage of revenues increased to 17% compared to approximately 12% in the prior year. Selling, general and administrative expenses increased 42% from $1,853,922 for the prior year's comparable fiscal period to $2,637,109 for the six months ended September 30, 1998. This increase was primarily the result of added sales personnel. However as a percentage of revenues, selling, general and administrative expenses decreased from 46% for the previous period to 43% for the current fiscal period.

         Due to the factors outlined above, the Company had income before net interest expense and taxes of $423,251 for the six months ended September 30, 1998 compared to a loss of $90,095 during the six months ended September 30, 1997. The Company expects continued positive effects as a result of the increase in the sales force and a resulting increase in sales volumes and manufacturing efficiencies gained thereby as its products continue to mature. The net income for the period was $249,585 compared to a net loss of $75,808 for the same period in 1997.


Financial Condition and Capital Resources
-----------------------------------------

         During the first six months of fiscal year 1999, the Company recorded net income of approximately $250,000. Included in this net income were non-cash charges of approximately $315,000 for depreciation and amortization and $128,000 of deferred taxes.

         The Company's operations used $272,000 of cash, primarily as a result of an increase in accounts receivable of $883,000 for sales that occurred later in the quarter and an increase in inventory buildup of $351,000 as the Company prepares to ship its backlog going into the third quarter. These increases were offset by increases in cash due to higher accounts payable, accrued payroll and benefit liabilities and deferred income.

         The Company utilized approximately $1.4 million of cash for investing activities during the six month period. The bulk of this use of cash was for increased capital spending on plant and equipment and capitalized software projects as well as for merger related costs associated with the Company's planned acquisition of Solcom, which is expected to close early in 1999.

         Financing activities provided approximately $1.5 million of cash primarily from stock option and warrant exercises ($900,000) and amounts borrowed under the Company's line of credit ($600,000) to finance the Company's working capital needs and its growth plans. The Company also paid down $30,000 of debt in the six months ended September 30, 1998.

         In October 1998, the Company successfully negotiated with United National to provide the Company with a $2,000,000 line of credit and a $500,000 term loan, collateralized by accounts receivable of the Company, to finance future working capital requirements.

         Based on its current cash and working capital position, as well as its available line of credit, the Company believes that it will have sufficient capital to meet its operational needs over the next twelve months.

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" which becomes effective for financial statements for periods beginning after December 31, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial reports and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Among other provisions, it standardizes certain disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain other disclosures. The standard is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of pension and other postretirement benefit information, it will not have any impact on the Company's results of operations, financial position or cash flows.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, the SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, though early adoption is encouraged. Management is currently assessing the impact on MicroFrame's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. Management does not expect the adoption of this standard to have a material impact on MicroFrame's results of operations, financial position or cash flows.


Year 2000 Disclosures
---------------------

Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

Assessment. The Company is in the process of modifying software components that it uses so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company expects to complete the internal review of its Year 2000 Compliance status shortly. The cost for such modifications and replacements is not currently expected to be material. If the Company is not successful in implementing the necessary Year 2000 changes, it expects to then develop contingency plans to address any matters not corrected in a timely manner. The Company has initiated formal communications with its significant vendors and certain of its customers to determine the extent that Year 2000 Compliance issues of such parties may affect the Company. To the extent that responses to such communications with the Company's vendors are unsatisfactory, the Company expects to take steps to ensure that its vendors' products have demonstrated Year 2000 Compliance. The Company has recently compiled information concerning the Year 2000 Compliance of certain of its significant customers' systems and expects to contact other customers. There can be no guarantee that the systems of the Company's vendors and customers will be timely converted or that such conversion will be compatible with the Company's systems without a material adverse effect on the Company's business, financial condition or results of operation.

PART II.  Other Information




Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The annual meeting of shareholders of the Company was held on September 15, 1998. At such meeting the shareholders approved the following matters:

                  Proposal 1. Election of the following individuals as directors of the Company for a term of one year, that constitutes the entire Board of Directors of the Company:

                  Stephen M. Deixler, Stephen B. Gray, Michael Radomsky, and Alexander Stark

                  Proposal 2. Ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending March 31, 1999

                  Set forth below are the votes for, withheld, against and abstaining from each of the proposals listed above:



            Proposal                    For                 Withheld         Against         Abstain
            --------                    ---                 --------         -------         -------

1.       Stephen M. Deixler            3,453,894            10,960
         Stephen B. Gray               3,459,894             4,500
         Michael Radomsky              3,460,894             3,960
         Alexander Stark               3,453,894            10,960

2.       PricewaterhouseCoopers LLP    3,421,479                              40,050            3,325

Item 5.           Other Information
                  -----------------

                  On September 15, 1997, at the Board of Directors' meeting following the Annual Meeting of Shareholders, the Company's current officers were re-elected for a one year term commencing as of such date. In addition, Stephen M. Deixler and Alexander Stark were re-elected as members of the Company's Strategic Steering and Mergers and Acquisitions Committee, Compensation/Stock Option Committee, Audit Committee and Nominating Committee for a one year term commencing as of such date.


Item 6.           Exhibits and Reports on Form 8-K
                  ---------------------------------


                  (a)      Exhibits:

                           27.      Financial Data Schedule


                  (b)      Reports on Form 8-K:

              No Reports on Form 8-K were filed during the quarter

                                   SIGNATURES
                                   -----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 1998



                                           MICROFRAME, INC.



                                           /s/ Stephen B. Gray
                                           -------------------------------------
                                           Stephen B. Gray, President, Chief
                                           Executive Officer and Chief Operating
                                           Officer


                                            /s/ John F. McTigue
                                           -------------------------------------
                                            John F. McTigue, Chief Financial
                                            Officer  and Treasurer (Principal
                                            Financial Officer)