Form 10QSB
period 1998-12-31
MICROFRAME INC
filed 1999-02-22
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  ---
/ X  /   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
         ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       OR
  ---
/___/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                          Commission File No.: 0-13117

                                MICROFRAME, INC.
               --------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

              New Jersey                           22-2413505
    ------------------------------       ----------------------------------
   (State or Other Jurisdiction of      (IRS Employer Identification Number)
   Incorporation or Organization)

                   21 Meridian Road, Edison, New Jersey 08820
                    (Address of Principal Executive Offices)

                                 (732) 494-4440
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                 No     ---
     ---
There were 5,586,367 shares of Common Stock outstanding as of February 16, 1999.

Transitional Small Business Disclosure Format:

Yes                     No       X
     ---                        ---

                         MICROFRAME, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1998



PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

Item 1.   Condensed Consolidated Financial Information                        1

          Condensed Consolidated Balance Sheets as of December 31, 1998
                and March 31, 1998 (Unaudited)                                2

          Condensed Consolidated Statements of Operations for the Three and
                Nine Months Ended December 31, 1998 and 1997 (Unaudited)      3

          Condensed Consolidated Statements of Cash Flows for the Nine
                     Months Ended December 31, 1998 and 1997 (Unaudited)      4

          Notes to Condensed Consolidated Financial Statements (Unaudited)   5-7

Item 2.   Management's Discussion and Analysis                              8-12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                   13

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



MicroFrame, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)


                                                                             December 31,                  March 31,
                              ASSETS                                             1998                        1998

Current assets
    Cash and cash equivalents                                            $         345,892           $         507,726
    Accounts receivable, less allowance for doubtful
       accounts of $95,249 and $126,000                                          2,823,565                   2,667,319
    Inventory, net                                                               2,036,567                   1,425,351
    Deferred tax asset                                                             337,512                     366,137
    Prepaid expenses and other current assets                                      461,557                     153,568
                                                                             -------------               -------------
           Total current assets                                                  6,005,093                   5,120,101
    Property and equipment at cost, net of Accumulated
       Depreciation and Amortization of $585,015 and $971,903                      693,423                     421,701
    Capitalized software, less accumulated amortization
       of $1,309,856 and $1,054,827                                              1,426,567                     396,351
   Noncurrent deferred tax assets                                                        0                     326,083
   Goodwill, less accumulated amortization of $33,555
        and $26,130                                                                 68,055                      75,480
   Security deposits                                                                39,798                      35,716
   Other assets                                                                  1,026,064
                                                                            --------------               -------------
           Total assets                                                  $       9,259,000           $       6,375,432
                                                                            ==============               =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                    $       1,100,428           $         330,009
    Accounts payable                                                             1,694,260                     910,842
    Accrued payroll and related liabilities                                        212,348                     348,397
   Deferred income                                                                  95,673                     181,573
   Other current liabilities                                                       337,697                     405,263
                                                                             -------------                ------------
           Total current liabilities                                             3,440,406                   2,176,084
Deferred tax liabilities, net                                                       48,888                     196,394
Long-term debt                                                                     500,000                           0
Commitments and contingencies
Stockholders' equity
   Common stock - par value $.001 per share; authorized
       50,000,000 shares, issued 5,558,428 shares and
       outstanding 5,496,397 shares at December 31, 1998;
       issued 4,849,531 shares and outstanding 4,849,131 shares
       and subscribed 50,000 shares at March 31, 1998                                6,652                       4,899
   Preferred stock - par value $10 per share;
       authorized 200,000 shares, none issued
   Additional paid-in capital                                                    7,366,221                   6,345,613
    Stock subscription receivable                                                                             (104,000)
    Accumulated deficit                                                         (1,886,534)                 (2,231,638)
   Cumulative translation adjustment                                                (9,434)                     (7,920)
                                                                             -------------              --------------
                                                                                 5,476,905                   4,006,954
   Less - Treasury stock, 62,031 shares, at cost                                  (207,199)                     (4,000)
                                                                             -------------              --------------
           Total stockholders' equity                                            5,269,706                   4,002,954
                                                                             -------------              --------------
           Total liabilities and stockholders' equity                    $       9,259,000           $       6,375,432
                                                                             =============              ==============

                                       2


MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)


                                                      Three Months Ended                          Nine Months Ended
                                                         December 31,                                December 31,
                                                         ------------                                ------------
                                                 1998                   1997                 1998                  1997

Net sales                                  $   3,273,701        $    3,051,537        $   9,451,604       $    7,069,810
Cost of sales                                  1,372,154             1,366,641            3,436,590            3,153,739
                                             -----------           -----------          -----------          -----------
Gross Margin                                   1,901,547             1,684,896            6,015,014            3,916,071
   Research and development
      expenses                                   232,702               254,796            1,285,809              722,144
   Selling, general and
      administrative expenses                  1,488,556             1,213,739            4,125,665            3,075,161
                                             -----------           -----------          -----------          -----------
Income from operations                           180,289               216,361              603,540              118,766
Interest income                                        0                 5,448                5,139               14,652
Interest expense                                 (25,445)                 (980)             (55,725)               3,617
                                             -----------           -----------          -----------          -----------
Income before income tax provision
   (benefit)                                     154,844               220,829              552,954              129,801
Income tax provision (benefit)                    59,259              (144,690)             207,850             (152,410)
                                             -----------           -----------          -----------          -----------
Net income                                 $      95,585        $      365,519        $     345,104       $      282,211
                                             ===========           ===========          ===========          ===========
Per share data
   Basic                                   $                    $                     $                   $
                                                    0.02                  0.08                 0.06                 0.06
                                             ===========           ===========          ===========          ===========
   Diluted                                 $        0.02        $         0.07        $        0.05       $         0.06
                                             ===========           ===========          ===========          ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.




MicroFrame, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)


                                                                                Nine Months Ended
                                                                                  December 31,
                                                                        1998                      1997

Cash flows from operating activities
Net income (loss)                                                     $    345,104        $    282,211
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization                                        454,418             314,626
      Provision for bad debts                                              (30,751)            (44,374)
      Deferred tax provision                                               207,850            (152,410)
      Increase (decrease) in
         Accounts receivable                                              (125,495)           (910,449)
         Inventory                                                        (611,216)           (237,029)
         Prepaid expenses and other current assets                        (307,989)            (24,502)
         Security deposits                                                  (4,082)             (2,436)
      (Increase) decrease in
         Accounts payable                                                  783,418             620,417
         Accrued payroll and related liabilities                          (136,049)           (166,316)
         Deferred income                                                   (85,900)            246,964
         Other current liabilities                                         (67,566)            127,746
                                                                        ----------         -----------
         Net cash provided by operating activities                         421,742              54,448
                                                                        ----------         -----------
Cash flows from investing activities
   Capital expenditures                                                   (383,582)           (126,217)
   Capitalized software                                                 (1,285,245)           (179,917)
   Other assets                                                         (1,026,064)
                                                                        -----------        -----------
         Net cash used in investing activities                          (2,694,891)           (306,134)
                                                                        ----------         -----------
Cash flows from financing activities
   Repayments of debt                                                      (30,009)            (31,609)
   Proceeds of short-term borrowings                                     1,300,428
   Issuance of common stock                                                840,896                 624
                                                                        ----------         ------------
         Net cash provided by (used in) financing activities             2,111,315             (30,985)
                                                                        ----------         -----------
Net decrease in cash and cash equivalents                                 (161,834)           (282,671)
Cash and cash equivalents - beginning of period                            507,726             539,214
                                                                        ----------         -----------
Cash and cash equivalents - end of period                             $    345,892        $    256,543
                                                                        ==========         ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

MicroFrame, Inc. and Subsidiary
Notes to Condensed Consolidated
Financial Statements
December 31, 1998
(Unaudited)


Note 1 - Condensed Consolidated Financial Statements:
----------------------------------------------------

The condensed consolidated balance sheets as of December 31, 1998 and March 31, 1998, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at December 31, 1998 and 1997 have been made.

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


Note 2 - Inventory:
------------------

Inventory consists of the following:

                                              December 31,          March 31,
                                                 1998                1998

Raw materials                                 $ 1,455,619         $ 1,003,132
Work in process                                   682,981             525,918
Finished goods                                     82,967              81,301
                                             ------------        ------------
                                                2,221,567           1,610,351
Less, allowance for obsolescence                 (185,000)           (185,000)
                                             ------------        ------------
       Total                                  $ 2,036,567         $ 1,425,351
                                             ============        ============


Note 3 - Earnings Per Share:
---------------------------

The Company has adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the quarter ended December 31, 1997. All prior periods presented have been restated to account for this change.

MicroFrame, Inc. and Subsidiary
Notes to Condensed Consolidated
Financial Statements
December 31, 1998
(Unaudited)


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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:


                                           Three Months           Three Months           Nine Months           Nine Months
                                               Ended                  Ended                 Ended                 Ended
                                             12/31/98               12/31/97              12/31/98              12/31/97

Weighted Average # of Shares
  Outstanding                               5,465,331              4,839,303            5,490,922              4,697,257
Incremental Shares for Common
  Equivalents                                 727,023                207,368              964,476                288,652
                                            ---------              ---------            ---------              ---------
Diluted shares outstanding                  6,192,354              5,046,671            6,455,398              4,985,909
                                            =========              =========            =========              =========


Note 4 - Comprehensive Income:
-----------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income".

The following table reflects the reconciliation between net income per the financial statements and comprehensive income:

                                              Three Months       Three Months       Nine Months         Nine Months
                                                  Ended             Ended               Ended               Ended
                                                12/31/98           12/31/97           12/31/98            12/31/97

Net income                                       $95,585           $365,519          $ 345,104           $ 282,211
Effect of foreign currency translation           (11,755)             -                 (1,514)                -
                                                --------           --------          ---------           ---------
Comprehensive income                             $83,830           $365,519          $ 343,590           $ 282,211
                                                ========           ========          =========           =========


MicroFrame, Inc. and Subsidiary
Notes to Condensed Consolidated
Financial Statements
December 31, 1998
(Unaudited)



Note 5 - Long Term Debt and Bank Borrowings:
-------------------------------------------

In October 1998, the Company successfully negotiated with United National Bank to provide the Company with a $2,000,000 line of credit and a $500,000 term loan, collateralized by the Company's accounts receivable. The borrowings bear interest at the prime rate (8.25% at December 31, 1998) plus 25 basis points.

Note 6 - Recent Pronouncements:
------------------------------

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

Item 2.           Management's Discussion and Analysis
------            ------------------------------------

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

Results of Operations-Three Months ended December 31, 1998 verses Three Months ended December 31, 1997

         Revenues for the quarter ended December 31, 1998 were $3,273,701 as compared with revenues of $3,051,537 for the quarter ended December 31, 1997, an increase of approximately 7.3%. The increase was primarily due to increased shipments of the Company's Sentinel 2000 product line. The Company continued to see interest in other members of the family of SNS products, including the Manager 2000 and Segasys 2000. The Company's revenues continued to be positively impacted as a result of shipments to both the European and domestic markets, including shipments under its contracts with PTT Holland, MCI, AT&T and Lucent Technologies.

         The Company's cost of goods sold increased from $1,366,641 for the quarter ended December 31, 1997 to $1,372,154 for the quarter ended December 31, 1998. The Company's cost of goods sold as a percentage of sales decreased from 45% for the previous comparable fiscal period to 42% for this fiscal period. This is due to the fact that the Company continues to focus on lowering the costs related to the manufacture of products and has seen an increase in software related sales that generate a higher margin.

         Research and development expenses, net of capitalized software development, decreased to $232,702 from $254,796 in the quarter ended December 31, 1997. As a result of increased capitalization of technologically feasible projects, research and development expenses as a percentage of revenues decreased from 8.3% to 7.1%. Selling, general and administrative expenses increased approximately 22.6% from $1,213,739 for the prior year's comparable quarter to $1,488,556 for the quarter ended December 31, 1998.

         The Company's income from operations increased 13% to $180,289 for the three months ended December 31, 1998 compared to $216,361 for the same period a year ago. Primarily due to the fact that during the period ended December 31, 1997, there was a tax benefit, as compared to a tax expense for the period ended December 31,1998, the net income for the period ended December 31, 1998 decreased approximately 74% to $95,585 compared to net income of $365,519 for the quarter ended December 31, 1997.

First Nine Months of Fiscal 1999 Versus First Nine Months Fiscal 1998

         Revenues for the nine months ended December 31, 1998 were $9,451,604 as compared with revenues of $7,069,810 for the comparable period of the previous fiscal year, an increase of approximately 34%. This improvement is due to the success of the Company's Sentinel 2000 family of products, continued shipments into the European market, sales of Segasys 2000 and increased software sales and continued shipments into the expanding domestic market for Business Oriented Network Management. The Company's revenues for the nine months ended December 31, 1998 continued to be positively impacted as a result of shipments to the European market, including shipments under its contract with PTT Holland and in the US, market shipments to MCI, AT&T and Lucent Technologies. The Company is continuing to aggressively pursue customers in the global market place.

         The Company's cost of goods sold increased to $3,436,590 for the nine months ended December 31, 1998 compared to $3,153,739 for the nine months ended December 31, 1997 as a result of increased shipment levels. Cost of goods sold as a percentage of sales decreased from 45% for the previous comparable fiscal period to 36% for this fiscal period. This is primarily a result of the increased sales volume of the Company's product lines and the fact that the Company continues to focus on lowering the costs related to the manufacture of products and has increased software related sales that generate a higher margin. The Company expects continued manufacturing efficiencies as the products mature and through improvement of purchasing and materials management systems.

         Research and development expenses, net of capitalized software development, increased from $722,144 in the nine months ended December 31, 1997 to $1,285,809 during the nine months ended December 31, 1998, an increase of 78%, primarily as a result of the increase in development and engineering staff under the Company's growth plan and payments to SolCom Systems Limited ("SolCom") under certain technology agreements. The Company paid $150,000 and $350,000 for the three month and nine month periods ended December 31, 1998, respectively, to SolCom under such technology agreements. Research and development expenses as a percentage of revenues increased to 13.4% compared to approximately 10% in the prior year. Selling, general and administrative expenses increased 34% from $3,075,161 for the prior year's comparable fiscal period to $4,125,665 for the nine months ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses remained relatively constant from the fiscal quarter ended December 31, 1998 as compared with the fiscal quarter ended December 31, 1997.

         Due to the factors outlined above, the Company had income before net interest expense and taxes of $603,540 for the nine months ended December 31, 1998 compared to $118,766 for the nine months ended December 31, 1997, an increase of 408%. The Company expects continued positive growth as a result of the increase in the sales force and a resulting increase in sales volumes and manufacturing efficiencies gained thereby as its products continue to mature. The net income for the period was $345,104 compared to a net increase of $282,211 for the same period in 1997, an increase of 22%.

Financial Condition and Capital Resources

         During the first nine months of fiscal year 1999, the Company recorded net income of approximately $345,000. Included in this net income were non-cash charges of approximately $454,000 for depreciation and amortization and $208,000 of deferred taxes.

         The Company's operations provided $422,000 of cash primarily as a result of an increase in accounts payable, accrued payroll and benefit liabilities and deferred income. These increases were offset by decreases in cash due to an inventory buildup of $611,000 as the Company prepares to ship its backlog going into the fourth quarter.

         The Company utilized approximately $2.7 million of cash for investing activities during the nine-month period ended December 31, 1998. The bulk of this use of cash was for increased capital spending on plant and equipment and capitalized software projects as well as for merger related costs associated with the Company's planned acquisition of SolCom, which is expected to close early in calendar year 1999.

         Financing activities provided approximately $2.1 million of cash primarily from stock option and warrant exercises ($841,000) and amounts borrowed under the Company's line of credit ($1,300,000) to finance the Company's working capital needs and its growth plans. The Company also paid down $30,000 of debt in the nine months ended December 31, 1998.

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

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Among other provisions, it standardizes certain disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain other disclosures. The standard is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of pension and other postretirement benefit information, it will not have any material impact on the Company's results of operations, financial position or cash flows.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, the SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, though early adoption is encouraged. Management is currently assessing the impact on the Company's consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. Management does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial position or cash flows.

Year 2000 Disclosures

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


                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------


                  (a)      Exhibits.

                           27.1     Financial Data Schedule


                  (b)      Reports on Form 8-K.

                                    No Reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 18, 1998



                                    MICROFRAME, INC.




                                    /s/ Stephen B. Gray
                                    --------------------------------------------
                                    Stephen B. Gray,  President, Chief Executive
                                    Officer and Chief Operating Officer



                                    /s/ John F. McTigue
                                    --------------------------------------------
                                    John F. McTigue, Chief Financial Officer
                                    and Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.                    Description
----------                     -----------

     27.1                   Financial Data Schedule