Form 10QSB/A
period 1998-12-31
ION NETWORKS INC
filed 1999-07-14
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


/ X  /   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       OR

/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ____________ to ____________


                          Commission File No.: 0-13117

                               ION NETWORKS, INC.
              ---------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

           Delaware                                      22-2413505
  -------------------------------               ---------------------------
  (State or Other Jurisdiction of              (IRS Employer Identification
  Incorporation or Organization)                  Number)

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

                        ION NETWORKS, INC. AND SUBSIDIARY

                                  FORM 10-QSB/A

                     FOR THE QUARTER ENDED DECEMBER 31, 1998



PART I.       FINANCIAL INFORMATION                                                  PAGE
                                                                                     ----

Item 1.       Condensed Consolidated Financial Information                             1

              Condensed Consolidated Balance Sheets as of December 31, 1998
                    and March 31, 1998 (Unaudited)                                     2

              Condensed Consolidated Statements of Operations for the Three
                    and Nine Months Ended December 31, 1998 and 1997 (Unaudited)       3

              Condensed Consolidated Statements of Cash Flows for the Nine
                    Months Ended December 31, 1998 and 1997 (Unaudited)                4

              Notes to Condensed Consolidated Financial Statements (Unaudited)         5

Item 2.       Management's Discussion and Analysis                                     9

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                        13

SIGNATURES                                                                            14

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




Ion Networks, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)


                                                                             DECEMBER 31,                  MARCH 31,
                              ASSETS                                             1998                        1998

Current assets
    Cash and cash equivalents                                         $            345,892        $            507,726
    Accounts receivable, less allowance for doubtful
       accounts of $95,249 and $126,000                                          2,823,565                   2,667,319
    Inventory, net                                                               2,036,567                   1,425,351
    Deferred tax asset                                                             337,512                     366,137
    Prepaid expenses and other current assets                                      461,557                     153,568
                                                                             -------------               -------------
           Total current assets                                                  6,005,093                   5,120,101
    Property and equipment at cost, net of Accumulated
       Depreciation and Amortization of $585,015 and $971,903                      693,423                     421,701
    Capitalized software, less accumulated amortization
       of $1,266,054 and $1,054,827                                                944,747                     396,351
   Noncurrent deferred tax assets, net                                             119,239                     129,689
   Goodwill, less accumulated amortization of $33,555
        and $26,130                                                                 68,055                      75,480
   Security deposits                                                                39,798                      35,716
   Other assets                                                                  1,026,064
                                                                             -------------               -------------
           Total assets                                               $          8,896,419        $          6,179,038
                                                                             =============               =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                 $          1,100,428        $            330,009
    Accounts payable                                                             1,694,260                     910,842
    Accrued payroll and related liabilities                                        212,348                     348,397
   Deferred income                                                                  95,673                     181,573
   Other current liabilities                                                       337,697                     405,263
                                                                             -------------               -------------
           Total current liabilities                                             3,440,406                   2,176,084
Long-term debt                                                                     500,000                           0
Commitments and contingencies
Stockholders' equity
   Common stock - par value $.001 per share; authorized
       50,000,000 shares, issued 5,558,428 shares and
       outstanding 5,496,397 shares at December 31, 1998;
       issued 4,849,531 shares and outstanding 4,849,131 shares
       and subscribed 50,000 shares at March 31, 1998                                5,558                       4,899
   Preferred stock - par value $10 per share;
       authorized 200,000 shares, none issued
   Additional paid-in capital                                                    7,367,315                   6,345,613
    Stock subscription receivable                                                                             (104,000)
    Accumulated deficit                                                         (2,200,227)                 (2,231,638)
   Cumulative translation adjustment                                                (9,434)                     (7,920)
                                                                             -------------              --------------
                                                                                 5,163,212                   4,006,954
   Less - Treasury stock, 62,031 shares, at cost                                  (207,199)                     (4,000)
                                                                             -------------              --------------
           Total stockholders' equity                                            4,956,013                   4,002,954
                                                                             -------------              --------------
           Total liabilities and stockholders' equity                 $          8,896,419        $          6,179,038
                                                                             =============              ==============



Ion Networks, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)


                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                         DECEMBER 31,                                DECEMBER 31,
                                                         ------------                                ------------
                                                 1998                   1997                 1998                  1997
Net sales                                  $   3,273,701        $    3,051,537        $   9,451,604       $    7,069,810
Cost of sales                                  1,372,154             1,366,641            3,436,590            3,153,739
                                             -----------           -----------          -----------          -----------
Gross Margin                                   1,901,547             1,684,896            6,015,014            3,916,071
   Research and development
      expenses                                   714,522               254,796            1,767,629              722,144
   Selling, general and
      administrative expenses                  1,488,556             1,213,739            4,125,665            3,075,161
                                             -----------           -----------          -----------          -----------
Income (loss) from operations                   (301,531)              216,361              121,720              118,766
Interest income                                        0                 5,448                5,139               14,652
Interest expense                                 (25,445)                 (980)             (55,725)               3,617
                                             -----------           -----------          -----------          -----------
Income (loss) before income tax
provision (benefit)                             (326,976)              220,829               71,134              129,801
Income tax provision (benefit)                  (108,868)             (144,690)              39,723             (152,410)
                                             -----------           -----------          -----------          -----------
Net income (loss)                          $    (218,108)      $       365,519      $        31,411      $       282,211
                                             ===========           ===========          ===========          ===========
Per share data
   Basic
                                           $       (0.04)      $          0.08      $         0.01       $          0.06
                                             ===========           ===========          ===========          ===========

   Diluted                                 $       (0.04)      $          0.07      $            -       $          0.06
                                             ===========           ===========          ===========          ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


Ion Networks, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)


                                                                         NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                           -----------

                                                                         1998                 1997
Cash flows from operating activities
Net income (loss)                                                     $    31,411        $    282,211
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization                                       410,616             314,626
      Provision for bad debts                                             (30,751)            (44,374)
      Deferred tax provision                                               39,723            (152,410)
      Increase (decrease) in
         Accounts receivable                                             (125,495)           (910,449)
         Inventory                                                       (611,216)           (237,029)
         Prepaid expenses and other current assets                       (307,989)            (24,502)
         Security deposits                                                 (4,082)             (2,436)
      (Increase) decrease in
         Accounts payable                                                 783,418             620,417
         Accrued payroll and related liabilities                         (136,049)           (166,316)
         Deferred income                                                  (85,900)            246,964
         Other current liabilities                                        (67,566)            127,746
                                                                       ----------           ---------
         Net cash (used in) provided by operating activities             (103,880)             54,448
                                                                       ----------           ---------
Cash flows from investing activities
   Capital expenditures                                                  (383,582)           (126,217)
   Capitalized software                                                  (759,623)           (179,917)
   Other assets                                                        (1,026,064)
                                                                       ----------           ---------
         Net cash used in investing activities                         (2,169,269)           (306,134)
                                                                       ----------           ---------
Cash flows from financing activities
   Repayments of debt                                                     (30,009)            (31,609)
   Proceeds of short-term borrowings                                    1,300,428
   Issuance of common stock                                               840,896                 624
                                                                       ----------           ---------
         Net cash provided by (used in) financing activities            2,111,315             (30,985)
                                                                       ----------           ---------
Net decrease in cash and cash equivalents                                (161,834)           (282,671)
Cash and cash equivalents - beginning of period                           507,726             539,214
                                                                       ----------           ---------
Cash and cash equivalents - end of period                             $   345,892        $    256,543
                                                                       ==========           =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Ion Networks, Inc. and Subsidiary
Notes to Condensed Consolidated
Financial Statements
December 31, 1998
--------------------------------------------------------------------------------
(Unaudited)


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


Note 2 - Inventory:

Inventory consists of the following:

                                                DECEMBER 31,         MARCH 31,
                                                    1998               1998

Raw materials                                  $ 1,455,619        $ 1,003,132
Work in process                                    682,981            525,918
Finished goods                                      82,967             81,301
                                               -----------       ------------
                                                 2,221,567          1,610,351
Less, allowance for obsolescence                  (185,000)          (185,000)
                                               -----------       ------------
       Total                                   $ 2,036,567        $ 1,425,351
                                               ===========       ============


Note 3 - Earnings Per Share:

The Company has adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the quarter ended December 31, 1997. All prior periods presented have been restated to account for this change.

Ion Networks, Inc. and Subsidiary
Notes to Condensed Consolidated
Financial Statements
December 31, 1998
-------------------------------------------------------------------------------
(Unaudited)


The computation of Basic Earnings Per Share is based on the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share is based on the weighted average number of common shares outstanding for the period plus the dilative effect of common stock equivalents, comprised of outstanding stock options and warrants.

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:


                                  Three Months     Three Months     Nine Months     Nine Months
                                      Ended            Ended           Ended           Ended
                                    12/31/98         12/31/97        12/31/98        12/31/97
                                    --------         --------        --------        --------

Weighted Average # of Shares
  Outstanding                       5,465,331        4,839,303      5,490,922        4,697,257

Incremental Shares for Common
  Equivalents                         727,023          207,368        964,476          288,652
                                   ----------       ----------      ---------       ----------

Diluted shares outstanding          6,192,354        5,046,671      6,455,398        4,985,909
                                   ==========       ==========      =========       ==========


Note 4 - Comprehensive Income:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income".

The following table reflects the reconciliation between net income per the financial statements and comprehensive income:

                                          Three Months  Three Months  Nine Months     Nine Months
                                              Ended        Ended          Ended           Ended
                                            12/31/98      12/31/97      12/31/98        12/31/97
                                            --------      --------      --------        --------

Net income (loss)                          $(218,108)     $365,519      $ 31,411       $ 282,211

Effect of foreign currency translation       (11,755)        -            (1,514)          -   7
                                           ---------      --------      --------       ---------

Comprehensive income (loss)                $(229,863)     $365,519      $ 29,897       $ 282,211
                                           =========      ========      ========       =========

Ion Networks, Inc. and Subsidiary
Notes to Condensed Consolidated
Financial Statements
December 31, 1998
--------------------------------------------------------------------------------
(Unaudited)



Note 5 - Long Term Debt and Bank Borrowings:

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." Among other provisions, it standardizes certain disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain other disclosures. The standard is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of pension and other postretirement benefit information and the Company does not currently offer such plans, the statement does not have any impact on the Company's results of operations, financial position or cash flows.

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

Ion Networks, Inc. and Subsidiary
Notes to Condensed Consolidated
Financial Statements
December 31, 1998
--------------------------------------------------------------------------------
(Unaudited)


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

Note 7 - Other Assets:

Other assets include professional fees and other incremental costs directly related to the pending acquisition of SolCom which will be recorded as a purchase transaction. These costs will become part of the purchase price upon consummation of the transaction, which is expected to close in the fourth quarter of fiscal year 1999.

Note 8 - Restatement:

The Company has restated its financial statements as of December 31, 1998 and for the three and nine months then ended to expense $481,820 of research and development costs which had previously been capitalized. The majority of these costs were incurred through a research and development agreement with an outside party that related to projects that had not yet met technological feasibility. Accordingly, these costs have been reflected as research and development expenses for the three and nine month periods ended December 31, 1998.

Note 9 - Reclassification:

The Company has reclassified certain prior year amounts to conform with the fiscal year 1999 presentation.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         Research and development expenses, net of capitalized software development, increased to $714,522 from $254,796 in the quarter ended December 31, 1997. The increase is a direct result of an increase in engineering personnel as well as outside development contracts with third parties. As a result of increased spending, research and development expenses as a percentage of revenues increased from 8.3% to 21.8%. Selling, general and administrative expenses increased approximately 22.6% from $1,213,739 for the prior year's comparable quarter to $1,488,556 for the quarter ended December 31, 1998.

         The Company's income (loss) from operations was ($301,531) for the three months ended December 31, 1998 compared to income of $216,361 for the same period a year ago. This decrease was a direct result of the increased spending on research and development activities as the Company continues to focus its efforts for growth on the development of new products. The net loss for the period was ($218,108) as compared to income of $365,519 for the quarter ended December 31, 1997 mainly due to the increase of research and development activities as discussed above.

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

         Research and development expenses, net of capitalized software, increased from $722,144 in the nine months ended December 31, 1997 to $1,767,629 during the nine months ended December 31, 1998, an increase of 145%, primarily as a result of the increase in development and engineering staff under the Company's growth plan and payments to SolCom Systems Limited ("SolCom") under certain technology development agreements. The Company paid $450,000 for the nine-month period ended December 31, 1998 to SolCom under such technology agreements. Research and development expenses as a percentage of revenues increased to 18.7% compared to 10.2% in the prior year. Selling, general and administrative expenses increased 34% from $3,075,161 for the prior year's comparable fiscal period to $4,125,665 for the nine months ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses remained relatively constant from the fiscal quarter ended December 31, 1998 as compared with the fiscal quarter ended December 31, 1997.

         The Company had income operations of $121,720 for the nine months ended December 31, 1998 compared to $118,766 for the nine months ended December 31, 1997, an increase of 2.5%. This increase was due to increased margins on the sale of new and existing products, offset by the increased research and development spending as discussed above. The Company expects continued positive growth as a result of the increase in the sales force and a resulting increase in sales volumes and manufacturing efficiencies gained thereby as its products continue to mature. The net income for period was $31,411 compared to net income of $282,211 for the same period in 1997, a decrease of 89% due to increased interest expense on outstanding borrowings under the Company's line of credit in 1998 as well as the effects of a deferred tax benefit for the nine months ended December 31, 1997.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         During the first nine months of fiscal year 1999, the Company recorded net income of approximately $31,000. Included in this net income were non-cash charges of approximately $411,000 for depreciation and amortization and $40,000 of deferred taxes.

         The Company's operations used $104,000 of cash primarily as a result of an inventory buildup of $611,000 as the Company prepares to ship its backlog going into the fourth quarter. The decrease was offset by an increase in accounts payable.

         The Company utilized approximately $2.2 million of cash for investing activities during the nine-month period ended December 31, 1998. The bulk of this use of cash was for increased capital spending on plant and equipment and capitalized software projects as well as for merger related costs associated with the Company's planned acquisition of SolCom, which is expected to close early in calendar year 1999.

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

DATE:    July 8, 1999



                                 ION NETWORKS, INC.




                                  /s/ Stephen B. Gray
                                  ----------------------------------------------
                                  Stephen B. Gray,  President, Chief Executive
                                  Officer and Chief Operating Officer



                                  /s/ Mark Simmons
                                  ----------------------------------------------
                                  Mark Simmons, Principal Financial Officer