Form 10KSB
period 1999-03-31
ION NETWORKS INC
filed 1999-07-14
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                               ION NETWORKS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                 Delaware                                 22-2413505
       -----------------------------         ----------------------------------
      (State or Other Jurisdiction of       (IRS Employer Identification Number)
      Incorporation or Organization)

   21 Meridian Road, Edison, New Jersey                     08820
  --------------------------------------                  ---------
 (Address of Principal Executive Offices)                (Zip Code)

Issuer's telephone number, including area code:  (732) 494-4440
                                                 --------------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                               -------

Securities registered under Section 12(g) of the Exchange Act:
                                                   Common Stock, $.001 par value
                                                   -----------------------------


[X]    Check whether the issuer: (1) filed all reports required to be filed by
       Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The issuer's revenues for its most recent fiscal year totaled $12,673,917.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported by the Nasdaq Stock Market as of July 8, 1999 was approximately $40,127,256.

There were 10,572,091 shares of Common Stock outstanding as of July 8, 1999.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS.
              -----------------------

GENERAL

         ION Networks, Inc. ("ION" or the "Company"), a Delaware corporation founded in 1999 through the combination of two network management developers - MicroFrame, Inc., a New Jersey corporation (the predecessor entity to the Company, originally founded in 1982) and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994), is a developer and manufacturer of software and hardware solutions for monitoring and managing mission critical voice, data, video and environmental applications and networking systems. The Company is seeking to participate in the rapidly growing market of Secure Business Oriented Network Management ("SBONM") solutions. The Company believes that it provides an integrated end-to-end solution offering secure, Web-based application performance and network management/monitoring.

         The networking industry has experienced rapid growth over the past decade. Voice networks in the telecom environment have expanded rapidly to accommodate increased demand caused by telecommuting and booming business economics. Data networks have grown at an even higher rate, as personal computing platforms have become increasingly cost effective and Internet traffic has significantly increased. Substantial infrastructure has been built to support the dramatic increase of traffic in data and voice networks, as well as in the emerging video and environmental network arenas. The Company believes the demand for secure integrated network monitoring and management solutions will increase as networking technology becomes more complex and companies become more reliant on their applications and networks for revenue generation and employee productivity.

         Secure business oriented network monitoring and management has quickly become mission critical for efficient business operations. International Data Corporation estimates that network downtime can cost as much as $1,000 per minute (for each group of 2 servers and 100 computers). In addition, unauthorized network access causes system disruption, information piracy and toll fraud costing millions of dollars annually. Monitoring and managing a widely-dispersed heterogeneous networking system can be labor intensive, tedious and expensive. Basic network management solutions use remote monitoring ("RMON") probes and/or network management platforms to remotely collect large volumes of data from within a network and to troubleshoot network elements (such as hubs, routers, and switches). SBONM solutions overlay basic networking tools and use them to proactively monitor and manage application and network performance.

         The Company's products target the SBONM marketplace. They provide proactive, real time, metric and exception-based alarm and fault monitoring. In addition, hardware and software options provide several types of authentication methods to insure that only authorized personnel gain access to various network elements and systems (such as computers, local area networks
(LANs), wide area networks (WANs), routers, hubs, servers and Private Branch Exchange telephone switches ("PBXs").

         Network management solutions have evolved in a fragmented fashion. Networking equipment has evolved into a complex myriad of devices serving a wide variety of functions. Although there are many competitors in the market that offer solutions, there is no single player dominating or covering the entire spectrum of the market. The general trend within the industry has been to consolidate the functionality of these devices into integrated packages. In an emerging market such as SBONM, the Company believes that the first entity to define the industry and market a comprehensive end-to-end turnkey solution will dominate the industry. The Company believes that it currently offers its customers a solution to address many of these issues.

PRINCIPAL PRODUCTS AND MARKETS

         The Company has established a strong customer base (both domestically and internationally) through a family of modularly designed, industry standards-based hardware and software products. These products are designed to interface with a customer's existing dial-up and/or in-band WAN and LAN communications and network management systems. The Company believes that each of these offerings meets and supports a wide variety of customer intranet/internet security requirements.

         In fiscal 1998 and fiscal 1999, the Company has continued its evolutionary development of products that address its strategic direction and goal of establishing a competitive position in the SBONM marketplace. This has been effectuated through in-house development and the strategic acquisitions of SolCom and certain assets of LeeMAH DataCom Security Corporation, located in Fremont, California ("LeeMAH").

         The Company offers a range of products designed to proactively monitor and manage critical and complex networks and applications on a real time basis utilizing its "Active Management Technology." The Company's products can measure and manage an individual element within a network, or with additional software, measure and manage the entire network. The Company's products can be deployed independently, or bundled together as an integrated suite, allowing application diversity and scalability.

         At the base of the Company's product pyramid lies the Company's traditional data collection agents, such as the RMON Probe network monitoring agent, the Sentinel remote access network site management agent, and, planned in the future, NetworX, an integrated suite of data collection agents that combines the capabilities of the RMON Probe, the Sentinel and additional functionality.

         The Company's PRIISMS (Proactive, Remote, Integrated, Intelligent, Secure, Management, Solutions) gather and consolidate data from all agents on all network segments and present it to the network manager in an easily understandable format. The Company's products automate the management and control of complex networks. "PRIISMS Utilities" allows real time analysis and trouble shooting; "PRIISMS Stats" provides historical analysis and trending capabilities; and "PRIISMS Manager" enables secure network management via any web browser.

         The Company's goal is to be the market leader in Web-based PRIISMS. The PRIISMS management suite combined with the NetworX integrated suite of data collection devices, provides a powerful integrated tool and solution in the SBONM market.

         The Company has also continued to enhance its existing Secure Network Systems/2000 ("SNS/2000"). This family of industry standards-based products is designed to address the growing demand for remote network monitoring and management of WAN and LAN traffic, as well as mission critical integrated voice and data network elements. The SNS/2000 product family consists of Sentinel 2000, Sentinel 2000S and Manager 2000 product offerings. Such products comprise a suite of network management capabilities that increase the operational integrity, availability and access of mission-critical networks and network elements.

         SECURE REMOTE TELEMANAGEMENT/TELEMAINTENANCE

         One major aspect of the SNS/2000 family of products is its design which is to specifically reduce network "downtime" by significantly enhancing and bringing new capabilities for proactive detection, reporting, handling and resolution of alarm/fault conditions. It also directly addresses the requirement to manage both "legacy" as well as standards-based communications resources across widely dispersed heterogeneous network environments. The SNS/2000 product set is web-enabled and Simple Network Management Protocol ("SNMP") compliant. It offers stand-alone network management and remote access solutions which can be fully integrated into existing SNMP-based central management systems and/or Trouble Ticket Management Systems. Its SNMP proxy agent and networking capabilities enables non-SNMP legacy devices (such as PBXx and voicemail systems) to have network access and connectivity as well as to communicate with SNMP network managers (e.g., HP/Openview, Cabletron Spectrum and IBM's Netview) for more cohesive centralized control and management of all communications resources.

         SNS/2000 provides redundant, secured access and alarm monitoring to all network resource maintenance ports via both in-band and out-of-band connectivity to increase system reliability, access and availability. All network access and/or access to network elements may be channeled through a secure central gateway where users are authenticated and transparently routed only to authorized destinations. Network elements are monitored by local intelligent agents to proactively detect (and in many cases resolve) alarms and fault conditions as well as threshold violations. This monitoring includes ensuring that environmental conditions (e.g. temperature, moisture, battery voltage, etc.) at various points in the network are also within preset thresholds. Critical fault conditions are promptly identified and either resolved via the intelligent agent technology of these products and/or immediately transmitted to the appropriate management center for analysis, trouble ticket generation, corrective action and escalation where appropriate. This enables organizations to improve network availability through proactive response to potential network problems before they manifest themselves in potential network outages.

         SECURE REMOTE ACCESS

         A second aspect of the SNS/2000 family of products is designed to address a rapidly growing group of telecommuters who are redefining the boundaries of the traditional workplace. They are placing an increasing demand for convenient remote access to network resources. By opening the networks to meet these demands, the networks are left vulnerable to unauthorized entry. Such unauthorized access carries security liabilities and exposure to critical company resources, data and information. In addition, unauthorized users are consuming valuable network bandwidth, thus reducing availability for legitimate users. SNS/2000 offers remote access security solutions for host computers, LANs and WANs, as well as other network elements by providing front-end barriers/ firewalls to prevent unauthorized network entry. Access control is managed, monitored and administered via web-based architecture. Centralized administration is provided to facilitate ease of administration, monitoring and maintenance. Alerts are issued when user defined events occur and/or thresholds are exceeded. Reporting capabilities are provided which are useful for identifying trends and analyzing network utilization. A wide range of authentication technology is supported and, based on operational needs, can be incorporated into the Company's remote access security solutions.

         Based on the Motorola 68360 Multi-controller processor chip, the Sentinel 2000 is administered and maintained with the Company's new GUI web-based Manager 2000 software product. The Sentinel 2000 integrates a wide range of applications that provide for Secure Remote Network Management for a wide variety of network elements. These include access security, alarm management, environmental monitoring and control, PBX toll fraud detection and remote device reboot and power management capabilities.

         The Company has continued seeing strong acceptance of the Sentinel 2000 from such companies as PTT Holland (KPN), MCI Worldcom, AT&T, Lucent, RHYTHMS NetConnections, Vyvx, Ameritech, U.S. West, TeleFinland (Sonera), Kaiser Permanente and Telstra Australia. In fiscal 1999, the Company shipped approximately 3,200 units of the Sentinel 2000, generating net revenues of approximately $6,700,000, representing approximately 53% of the Company's net revenues for the year.

         MANAGER  2000

         A second member of the Company's SNS/2000 family of products, Manager 2000, is a set of software applications that collectively provide a solution for remote site-management and the servicing of exception based real time alarms generated by remote monitoring equipment. Manager 2000 integrates the Sentinel 2000 and IPC/Secure Sentinel programmable remote-site managers with central-site management tools to provide network managers and technicians with a seamless network overview. Manager 2000 automates many time-consuming remote management tasks for a faster response time, improved fault isolation, identification and resolution, and differentiation of critical and non-critical events. In conjunction with Sentinel systems, Manager 2000 can limit access to network elements, maintenance ports and devices to authorized individuals only. The authorized access is controlled at the central management site and in combination (where deployed) with a local system. This permits frequent changes and the assignment of temporary privileges to outsiders. Manager 2000 features include Alarm Processing, Trouble Ticket Management, Secured Remote Site Access, Security, and Remote Site Administration. All of this is done based on web-based industry standard architecture (e.g., Windows 3.1, Windows/95, Windows N/T and ODBC), and is designed for scalability.

NEW PRODUCTS AND MARKETS

         On March 31, 1999, the Company acquired all of the outstanding share capital of SolCom, based in Livingston, Scotland. SolCom, founded in 1992, is a developer of remote monitoring technology. Originally approved by the Internet Engineering Task Force (IETF) in 1992, Remote MONitoring, or RMON, is a standard protocol for users to proactively monitor network traffic on LANs and WANs across an enterprise network. RMON 1 identifies errors, alerts administrators to network problems and baselines networks in addition to its remote network analyzer capabilities. RMON's recent enhancement, RMON 2, enables network managers to access higher-level network- wide application and protocol information. RMON 2 also provides enterprise-wide and/or point-to- point traffic statistics that enables real time network traffic performance/utilization monitoring as well as trouble-shooting and network capacity planning for a wide range of WAN and LAN networks including Frame relay and ATM. These products include:

         RMON ENGINE

         The RMON Engine - With full RMON1/RMON2 support and powerful hardware, this product simplifies network management in mixed LAN/WAN environments. The chassis can be customized via three slots which may be populated with combinations of a wide range of network interface cards. Interface cards are now available for many popular LAN and WAN topologies including ATM and Frame Relay. As network environments evolve, managers will seek to keep pace by altering the combination of interface cards in the RMON Engine. All of the data gathered by the RMON Engine may be retrieved by a management station via the SLIP port or the 10/100 Mbps Ethernet port, both of which are built into the engine.

         ETHERNET + RMON PROBE

         This single port RMON probe is designed for full wire speed monitoring of 10MB Ethernet networks. The ION Networks Ethernet + probe has full RMON and RMON2 support plus ION Networks MIB extensions. It is utilized for monitoring heavily loaded distributed Ethernet segments.

         4-PORT ETHERNET + RMON PROBE (MULTI-SEGMENT ETHERNET ENVIRONMENT)

         This 4 Port Ethernet 10/100MB RMON probe provides monitoring for either 10BaseT or 100BaseT networks and automatically detects which type is being monitored. It is utilized for multi- segment and multi-speed environment monitoring. One of the ports can be reserved as a telemetry interface restricting management traffic to a LAN used for management purposes.

       4-PORT 10/100 (FAST) ETHERNET + (MULTI-SEGMENT FAST ETHERNET ENVIRONMENT)

         With up to 128 MB of memory and full RMON support, the four-port 10/100 Ethernet probe provides 10 MB or 100MB Ethernet monitoring on each port. This product pinpoints potential faults and provides the reactive power of an analyzer.

         TOKEN RING RMON PROBE

         The Token Ring 4/16MB RMON Probe fully implements all 20 groups of the RMON standard providing monitoring for management of Token Ring and automatic detection of which speed of Token Ring is being monitored.

         FDDI RMON PROBE

         The Company's FDDI RMON probe is available for single and dual attach connections. It implements groups 3 through 9 of the RMON MIB and all of the RMON2 MIB and uses proprietary MIB extensions to monitor ANSI X3T9.5 FDDI rings, giving FDDI specific and historical information including SMT packet statistics.

         The Company is in the process of developing products with two new technologies, "NetworX" products and "ASIC" products. NetworX is being developed by the Company as the industry's first comprehensive remote network management platform. NetworX will be the industry's first integrated platform for proactive, remote, secure management and monitoring of voice, data and video networks. It uses "Dial Up", "Telnet" or "SNMP" connections so that managers can monitor, evaluate and control all aspects of their network from a single, remote point.

         An ASIC is an Application Specific Integrated Circuit that incorporates all the hardware and software required to carry out specific tasks on a single chip. This will lead to a substantial increase in processing speed and reduction in build cost. Designing the ASIC requires the Company to experience a steep learning curve while its engineers become familiar with this technology. Initially there will be one ASIC but once the initial ASIC has been developed there will be an ongoing development to introduce more capabilities and features into ASICs.

OTHER PRODUCTS AND MARKETS

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

         After initiating discussions with major PBX suppliers, the Company developed a group of products, referred to as "Intelligent Port Controllers" ("IPC"), designed to provide security for the dial-in access remote ports. Among these products are a Remote Port Security Device (RPSD(TM)), which was designed and manufactured exclusively for AT&T (now Lucent Technologies) beginning in 1991 and the Secure Sentinel(TM) family of devices, which was introduced by the Company in 1992.

         The RPSD is provided on an original equipment manufacturer ("OEM") basis under Lucent Technologies' own label as a security device for Lucent Technologies' Definity PBX. Over 22,800 RPSD units have been shipped to Lucent Technologies since 1991.

         The Secure Sentinel(TM) is a family of programmable hardware platforms that combine security management of remote maintenance ports, protection against toll fraud, fault and alarm reporting functions and real-time call detail record analysis. Since its introduction, the Company has expanded both the number of Secure Sentinels(TM) offered and the functionality of each, shipping more than 13,200 units which has accounted for more than $15,500,000 in revenue. During fiscal 1999, sales from the Secure Sentinel(TM) product line were responsible for approximately 8% of the Company's overall revenue.

OVERALL TARGET MARKETS

         The requirement for increased service levels and overall network availability, especially for mission-critical applications and networks, has created a rapidly growing market demand for products to address this business demand. SBONM offerings include application performance monitoring products, alarm monitoring systems which monitor network elements and their internal diagnostic routines and fault tables, determine alarm status, and automatically execute appropriate reporting and/or corrective action procedures.

         The Company believes its products are well positioned to take advantage of what it believes are current significant trends in data communications and voice communications networks. In the view of the Company's management, organizations are seeking to increase productivity by providing sophisticated communications networks that connect all of their separate units, whether locally, nationally or internationally. As the price of equipment decreases and power increases, such networks become cost effective, justifiable and possible for more and more groups, and it becomes feasible to introduce sophisticated networks into technologically less advanced regions regardless of size. At the same time, more of such organizations' data and other resources are being made available to more users by means of these systems. These market dynamics are causing networks to become an ever increasing and vital source of revenue generation as well as employee productivity. Therefore, proactive management of these networks to insure network availability, which, in turn supports employee productivity as well as revenue generation, is increasingly becoming a necessary imperative for all companies. Because of these market factors, the Company believes that the security and network and application performance management issues resulting from this growth will generate demand for the Company's products.

SUPPORT SERVICES

         In addition to the normal training, installation and repair services, the Company also provides professional services, including consulting, specialized programming and turnkey installations.

MARKETING AND DISTRIBUTION

         The Company believes that the market for SBONM products is rapidly emerging and growing. Therefore, the Company is approaching this market with a highly focused integrated marketing strategy. The Company's PRIISMS family of products as well as SNS/2000 family of products have been sold and, the Company believes, will continue to be sold to major telecommunications companies, networking companies, network security customers, systems integrators, facility managers and others via the Company's direct sales organization, OEM relationships, in-house telemarketing efforts and selected distributors.

         In fiscal 1999, the Company continued expansion of its direct sales force and its network of distributors into major geographic markets in the United States as well as internationally. As this sales and distribution network is established and continues to grow, the telemarketing effort will be redirected to generate sales leads by the Company and to provide support for the field organization. In addition, the Company will look to continue to expand its OEM relationships as well as channels of distribution via major systems integrators, facilities management companies and network outsourcers.


COMPETITION

         The market for network management and remote maintenance and security products for mission critical voice and data communications networks is highly competitive. There can be no assurance that the proprietary technology which forms the basis for most of the Company's family of modular standards oriented hardware and software components will continue to enjoy market acceptance or that the Company will be able to compete successfully on an on-going basis. The Company believes that the principal factors affecting competition in the network management business are: (1) the products' ability to meet a multiplicity of network management and security requirements; (2) the products' ability to conform to the network topologies and/or computer systems; (3) the products' ability to avoid technological obsolescence; (4) the willingness and the ability of a vendor to support customization, training and installation; and (5) the price. Although the Company believes that its present products and services are competitive, the Company competes with a number of large computer, electronics and telecommunications manufacturers which have financial, research and development, marketing and technical resources substantially greater than those of the Company, including without limitation, Net Scout Inc., Hewlett-Packard, Inc., 3Com Corp., Technically Elite, Inc., Bay Networks Inc., Shomiti Systems Inc., Visual Networks, Inc., Concord Communications, Inc. and Sync Research, Inc. Such companies may succeed in producing and distributing competitive products more effectively than the Company can produce and distribute its products, and may also develop new products which compete effectively with those of the Company.

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

         The Company sometimes utilizes a component available from only one supplier. If a supplier was to cease to supply this component, the Company would most likely have to redesign a feature of the affected device. In these situations, the Company maintains a greater supply of the component on hand in order to allow the time necessary to effectuate a redesign or alternative course of action should the need arise.

DEPENDENCE ON PARTICULAR CUSTOMERS

         The Company has continued to expand its customer base and broaden its sales constituency. These efforts have resulted in the Company becoming less reliant on any one particular customer. However, the Company sells a substantial portion of its products to several major customers, i.e., PTT Holland (KPN), Lucent Technologies, AT&T, RHYTHMS NetConnections and MCI Worldcom. Sales to these customers represented approximately 61% of the Company's revenue in fiscal 1999. As a result of the SolCom and LeeMAH acquisitions, relationships with Siemens Corporation, Hewlett-Packard, Inc. and Bell South were established. The loss of any of these customers would be likely to have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also has major OEM relationships with two of these customers, Lucent Technologies and the Hewlett-Packard Company, which represent in the aggregate approximately 21% of the Company's fiscal 1999 revenues.

         The Company's installed customer base is estimated to number over 200 companies constituting more than 2,300 customer sites and over 20,000 systems worldwide. In the United States, virtually all of the Company's customers are Fortune 1,000 industrial companies and large U.S. financial institutions. Customers in the U.S. represented approximately 79% and 75% of the Company's revenue in fiscal 1999 and fiscal 1998, respectively.

         Under an agreement with Lucent Technologies, the Company has been manufacturing the RPSD for Lucent's resale to its PBX customers. As of the end of fiscal 1999, Lucent had purchased and installed more than 22,800 RPSD units.

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

         The Company's name and the Secure Sentinel name are registered trademarks of the Company filed with the United States Patent and Trademark Office ("PTO"). The Company also has trademark applications pending with the PTO for PRIISMS Manager, NetworX,Sentinel 2000, Sentinel 2000S, Manager 2000 and Secure Network Systems 2000. The Company anticipates that these trademarks shall be registered but there can be no assurance that such will occur.

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

         Additionally, the Company has certified certain of its products (Sentinel 2000 and NetworX) to the NEBS (Network Equipment Business Specification) level of certification. This is a certification that was developed by Bellcore and is vital to meet the requirements of the Company's telecommunications customers.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

         During fiscal 1999, the Company expanded its research and development activities substantially, both internally and through the strategic acquisitions of SolCom and the purchase of certain assets of LeeMAH. The Company continued development of its "next generation" of products built on a new architecture that is ultimately intended to replace its IPC products - the Secure Sentinel(TM) and RPSD - referred to collectively as SNS/2000. This family of products is designed to address the growing demand for application and network performance monitoring, remote element network management and security of mission-critical integrated voice and data networks. In addition, the Company supported development on the RMON Probe network monitoring agent, NetworX and PRIISMS in both the Livingston and Edison locations. Research and development expenses in connection therewith were $2,952,897 in fiscal 1999 and $1,117,151 in fiscal 1998.

         The purchase price allocation for SolCom included a charge for in-process research and development ("IPR&D") of $3,490,177. IPR&D included certain of the research and development projects which were currently underway at SolCom at the time of the acquisition. These projects fall into two broad categories: "NetworX" products and "ASIC" products. Modular and Sentinel III products, although categorized and valued separately due to the nature of the lifecycle and expense assumptions, come within the NetworX technology as defined. NetworX products will allow network managers to evaluate and control all aspects of their networks. ASIC products are designed to create an integrated computer chip that carries all the application hardware and software necessary to carry out specific tasks, with increased processing speed and lower cost.

COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         The Company's business is not subject to regulations involving discharge of materials into the environment.

EMPLOYEES

         As of July 9, 1999, the Company had 126 employees, all of whom are full-time employees, and of which 63 are technical personnel, 25 are in sales, marketing and support, 14 are in production and 24 are in executive, financial and administrative capacities. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

ITEM 2.           DESCRIPTION OF PROPERTY.
                  -----------------------

         The Company currently leases 8,900 square feet of space at 21 Meridian Road, Edison, New Jersey for its administrative, sales and marketing and research and development functions. This lease, as amended, provides for a monthly rental of $5,579.92 and expires on August 31, 1999. An additional 2,000 square feet of office space and 2,600 square feet of warehouse space is currently leased to another tenant with an expiration date of June 30, 1999. The Company is the sole guarantor for the full performance of this tenant's obligations through the expiration date. In addition, the Company currently leases 5,112 square feet of space at 300E Corporate Court, South Plainfield, New Jersey for its finance, manufacturing, and warehousing functions. This lease, as amended, provides for a monthly rental of $3,408.00 and expires on August 31, 1999.

         The Company also leases 245 square meters of office space in Antwerp, Belgium for its European operating headquarters. This lease provides for a monthly rental of 81,083 Belgian Francs per month (US$2,316.00 at an exchange rate of 35BEF to 1US$) and expires on July 31, 2005, with an option of the Company to terminate the lease on either July 31, 1999 or July 31, 2002, as applicable.

         In addition, the Company leases 0.298 hectare of space at SolCom House, Meikle Road, Kirkton Campus, Livingston EH547DE, Scotland as well as 436 square feet of space at 1801 Robert Fulton Drive, Suite 400, Reston, Virginia 20191 in connection with the operations of SolCom and SolCom Systems Inc., a wholly-owned subsidiary of SolCom, respectively. These leases provide for monthly rentals of (pound)3,583 and $3,675, respectively, and expire on August 31, 2011 and February 28, 2000, respectively.

         The Company also leases approximately 5,600 square feet of space at 48834 Kato Road, Fremont, California in the Bedford Fremont Business Center in connection with the Company's LeeMAH division located in Fremont, California. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows: $7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60.

         Commencing in August 1999, the Company will relocate its principal executive offices to 1551 South Washington Avenue, Piscataway, New Jersey, pursuant to a lease dated February 18, 1999, in which the Company will lease 26,247 square feet of space from Washington Plaza Associates, L.P. This lease is for a term of ten (10) years with monthly rent payable by the Company to the landlord as follows: $511,816.56 for the first two years of the term; $551,187 for the next year of the term; $557,748.72 for the next year of the term; $610,242.72 for the next three years of the term; and $662,242.72 for the remaining three years of the term. In accordance with the lease, the Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

         The Company believes that it has adequate space to meet its current operating needs and growth requirements for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS.
                  -----------------

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ---------------------------------------------------

         None.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
                  --------------------------------------------------------

MARKET INFORMATION

         The Company's common stock, par value $.001 per share (the "Common Stock"), is listed on the NASDAQ SmallCap Market under the symbol "IONN". The following table sets forth the high ask and low bid prices of the Common Stock for the periods indicated as reported on the NASDAQ SmallCap Market.

                      Fiscal Year 1999              HIGH                  LOW
                      ----------------              ----                  ---

                      June 30                        43/4                23/4
                      September 30                3 7/16                1 1/8
                      December 31                  3 5/8                  11/2
                      March 31                         3                  13/4

                      Fiscal Year 1998
                      ----------------

                      June 30                      2 1/8                 15/8
                      September 30                   13/4                 1 1/4
                      December 31                1 15/16               1 5/16
                      March 31                   2 13/16                1 1/8

RECENT SALES OF UNREGISTERED SECURITIES

              On March 31, 1999, the Company issued an aggregate of 2,200,233 shares of Common Stock (the "SolCom Shares") and options to purchase 451,188 shares of Common Stock to the holders of SolCom in consideration of the acquisition by the Company of all of the outstanding share capital of SolCom. The Company also granted to employees of SolCom options to purchase up to an additional 48,369 shares of Common Stock. In addition, the Company granted 300,000 performance-based options to certain employees of SolCom, 150,000 of which will vest in fiscal year 2000 and the remaining 150,000 of which will vest in fiscal year 2001, provided that, the Company attains revenues of $30 million and $60 million in fiscal years 2000 and 2001, respectively. Such options terminate in the event the revenue targets are not achieved. The SolCom Shares were issued pursuant to Section 4(2) of, and Regulation S promulgated under, the Securities Act of 1933, as amended (the "Act"), to shareholders of SolCom residing outside the United States and to one accredited investor residing in the United States. The options granted are exercisable immediately and have exercise prices ranging from $0.4826 per share to $1.8016 per share and expiration dates ranging from four to ten years.

              On February 25, 1999, the Company acquired certain selected assets of LeeMAH in consideration of the delivery by the Company to LeeMAH of a promissory note in the principal amount of $1,000,000 with interest thereon at the rate of six (6%) percent per annum, payable in one balloon payment within 90 days thereafter. Effective March 31, 1999, the Note was terminated by agreement of the parties in exchange for the issuance to LeeMAH of 444,000 shares of Common Stock, pursuant to Section 4(2) under the Act.

              On June 7, 1999, the Company issued an aggregate of 1,000,000 shares of Common Stock and warrants to purchase an aggregate of 500,000 shares of Common Stock to Special Situations Private Equity Fund, L.P. ("Special Situations") and certain affiliated entities of Special Situations in consideration of an amount equal to $3,000,000, pursuant to Section 4(2) under the Act. The terms of the warrants are three years and the exercise prices thereof are $4.50 per share for 250,000 warrants and $6.00 per share for the remaining 250,000 warrants.

SECURITY HOLDERS

              As of July 8, 1999, there were 232 holders of record of the Common Stock (not including beneficial owners of Common Stock held by brokers in street name).

DIVIDENDS

              The Company has not paid any cash dividends on its Common Stock during the two fiscal years ended March 31, 1999 and March 31, 1998. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

              Under the terms of the Company's credit agreement with United National Bank ("United"), the Company may not, without the prior written consent of United, declare or pay any dividends in cash or otherwise on any shares of capital stock of the Company.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
              ---------------------------------------------------------

A NUMBER OF STATEMENTS CONTAINED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THE APPLICABLE STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE RECENT INTRODUCTION AND THE COSTS ASSOCIATED WITH, A NEW FAMILY OF PRODUCTS; DEPENDENCE ON THE ACCEPTANCE OF THIS NEW FAMILY OF PRODUCTS; UNCERTAINTY AS TO THE ACCEPTANCE OF THE COMPANY'S PRODUCTS GENERALLY; RISKS RELATED TO TECHNOLOGICAL FACTORS; POTENTIAL MANUFACTURING DIFFICULTIES; UNCERTAINTY OF PRODUCT DEVELOPMENT; UNCERTAINTY OF ADEQUATE FINANCING; DEPENDENCE ON THIRD PARTIES; DEPENDENCE ON KEY PERSONNEL; COMPETITION; A LIMITED CUSTOMER BASE; RISK OF SYSTEM FAILURE, SECURITY RISKS AND LIABILITY RISKS; RISK OF REQUIREMENTS TO COMPLY WITH GOVERNMENT REGULATIONS; VULNERABILITY TO RAPID INDUSTRY CHANGE AND TECHNOLOGICAL OBSOLESCENCE; AND GENERAL ECONOMIC CONDITIONS. UNLESS OTHERWISE REQUIRED BY APPLICABLE SECURITIES LAWS, THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS, OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

OVERVIEW/PLAN OF OPERATION

              Fiscal 1999 was an important transition year in the Company's history. The Company sought to capitalize on the emerging SBONM marketplace, principally through a significant increase in research and development and sales staff, as well as the strategic acquisitions of SolCom and LeeMAH.

              In March 1999, the Company acquired all of the outstanding shares of SolCom in exchange for 2,200,233 shares of Common Stock and an aggregate of up to 499,557 options to purchase Common Stock, which had an aggregate value of $6,211,880 at the time of issuance. The acquisition resulted in an allocation of $1,869,034 to goodwill and $3,855,000 to existing technology. The amortization periods for both are three years. SolCom is a developer of remote monitoring technology, a standard protocol for users to proactively manage multiple LANs and WANs from a central site. Following the acquisition by MicroFrame, Inc., a New Jersey corporation and predecessor entity to the Company ("MicroFrame") of SolCom, the Company changed its name to Ion Networks, Inc. principally to be more reflective of the Company's market position and overall strategic direction.

              In February 1999, the Company acquired certain of the operating assets of LeeMAH in exchange for a $1,000,000 promissory note, which was exchanged in March 1999 for 444,000 shares of Common Stock. LeeMAH is a provider of hardware and software security solutions designed to control both dial-in and web-based access to critical corporate resources.

              During the next 12 months, the Company plans to attempt to capitalize on these two significant acquisitions in terms of both product offerings and new customer relationships. The Company's goal is to develop a new family of products through the incorporation of remote monitoring technology acquired in connection with the SolCom acquisition into existing features of the Company's Sentinel product line via the Company's "Active Management Technology." With the addition of a number of new customers, the Company will seek to strengthen its worldwide customer base, which includes U.S. and international telecommunication providers, CLECs, "Private Branch Exchange" vendors, financial institutions, Fortune 500 companies and governmental agencies.

              During fiscal 1999, the Company maintained relationships with Lucent Technologies, MCI WorldCom, KPN-Telecom (formerly PTT), AT&T, SBC Communications, and US WEST Communications Services. Several new relationships were formed during the fiscal year, the most significant being RHYTHMS NetConnections. As a result of the SolCom and LeeMAH acquisitions, relationships with Siemens Corporation, Hewlett-Packard, Inc. and BellSouth were gained.

              The Company's employee base increased from 46 full-time employees in fiscal 1998 to 126 in fiscal 1999. Of this growth of 80 employees, 46 were added as a result of the SolCom acquisition, 12 were added as a result of the LeeMAH acquisition, and the remaining 22 were a result of internal growth. As a result of such growth, the Company has signed a lease commitment to move its principal executive offices to Piscataway, New Jersey in August 1999.

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

              Revenues for the year ended March 31, 1999 were $12,673,917 as compared with revenues of $10,217,911 for the year ended March 31, 1998, an increase of approximately 24%. This increase was primarily due to a significant increase (approximately 151%) in shipments of the Company's Sentinel 2000 product. The Company shipped approximately 3,200 units of the Sentinel 2000, generating net revenues of approximately $6,700,000, representing approximately 53% of overall revenue. During fiscal 1998, approximately 1,100 such units were sold, generating net revenues of approximately $2,670,000, or 26% of overall revenue for such year.

              From a geographic standpoint, the Company's net revenue increase was achieved solely on the domestic side. Shipments to customers in the United States were approximately $10,050,000 (79% of total revenues) in fiscal 1999 as compared to approximately $7,430,000 (73%) in fiscal 1998, representing an increase of 35%. Shipments by the Company to the European market, principally including shipments under its contract with PTT Holland, were approximately $2,580,000 (20%) for the year ended March 31, 1999 compared to approximately $2,670,000 (26%) for the year ended March 31, 1998, a decrease of 3%. With the acquisition of SolCom, it is the Company's intention to increase its presence in the European market.

              The Company's cost of goods sold increased to $5,464,708 for the year ended March 31, 1999 compared to $4,285,134 for the year ended March 31, 1998 as a result of increased shipment levels. Cost of goods sold as a percentage of sales increased from 42% for the previous comparable fiscal period to 43% for this fiscal period, primarily due to product mix.

              Research and development expenses, net of capitalized software development, increased from $1,117,151 in the year ended March 31, 1998 to $2,952,597 in the current fiscal year, an increase of 164%. As a percentage of revenues, research and development expenses increased from approximately 11% to 23%. This substantial increase is primarily due to two major reasons. First, approximately $750,000 (of a total funding of $1,250,000, a portion of which was capitalized as software development assets) was funded to SolCom for its ongoing research and development operations in the second half of fiscal 1999. Second, the internal research and development staff of the Company was more than doubled during fiscal 1999 in order to continue to provide increased support to the Sentinel 2000 family of products as well as to commence the development of the next generation of products through a combination of MicroFrame and SolCom technology.

              Selling, general and administrative expenses increased 46% from $4,419,521 for fiscal 1998 to $6,473,638 for the year ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased from approximately 43% to 51%. This increase was primarily due to the addition of sales and administrative infrastructure to support the two aforementioned acquisitions, as well as the Company's organic growth.

              The Company had a loss before taxes of $5,764,764 for the year ended March 31, 1999 compared to income before taxes of $406,649 for the year ended March 31, 1998, primarily due to acquisition-related costs. The current year loss includes a one-time charge for IPR&D of $3,490,177 in connection with the SolCom acquisition. In addition, the loss has been incurred due to the large increase in research and development expenses as well as the expansion of the Company's infrastructure. The net loss for the year ended March 31, 1999 was $5,997,003 compared to net income of $711,310 for the prior fiscal year. At March 31, 1999, the Company had federal, state, and foreign net operating loss carryforwards of approximately $3,893,996, $2,972,647, and $811,737, respectively, to offset future taxable income. The expiration dates for its net operating losses range from the years 2011 through 2014.

IN-PROCESS RESEARCH AND DEVELOPMENT

              In connection with the acquisition of SolCom in the fourth quarter of fiscal 1999, the Company allocated $3,490,177 of the purchase price thereof to purchased IPR&D. The value allocated to purchased IPR&D was determined utilizing an income approach that included an excess earnings analysis reflecting the appropriate cost of capital for the investment. Estimates of future cash flows related to the IPR&D were made for each project based on the Company's estimates of revenue, operating expenses and income taxes from the project. The valuation included a state of completion adjustment, which utilizes the same cash flows as the excess earnings analysis, but removes all research and development costs to complete the identified project.

              The discount rates utilized to discount the projected cash flows were based on consideration of the risk profile and the nature of each project and the market. Other factors considered in the determination of the discount rates include the useful life of each project, the anticipated profitability of each project, the uncertainty of technology advances that were known at the time and the stage of completion of each project.

              DESCRIPTION OF PRODUCTS

              SolCom's Modular product line, although valued separately, falls under the NetworX technology as defined below. SolCom is developing NetworX as the industry's first comprehensive management tool. NetworX will be the industry's first integrated platform for proactive, remote, secure management and monitoring of voice, data and video networks. It uses Dial up, Telnet or SNMP connections so that managers can monitor, evaluate and control all aspects of their network from a single, remote point.

              Sentinel products offer a range of comprehensive site management tools for centralized remote maintenance of large distributed voice and data networks. All Sentinel products will feature Alarm & Fault Management, PBX Toll Fraud Detection, Environmental Monitoring and Control as well as Security Access Management. Sentinel III is an intelligent port controller that will secure remote access to voice and data network node maintenance ports. The technology will combine remote monitoring and Sentinel network device management, allowing control of a network as well as a comprehensive picture of its activities. It is expected to be a low cost integrated platform for proactive, remote, secure management and monitoring of voice, data and video networks. Sentinel III has all the security features of Sentinel and Sentinel Slimline, combined with the remote monitoring capabilities of NetworX.

                An ASIC is an Application Specific Integrated Circuit that incorporates all the hardware and software required to carry out specific tasks on a single chip. This will lead to a substantial increase in processing speed and reduction in build cost. Designing the ASIC requires the Company to experience a learning curve while the engineers become familiar with this technology. Initially there will be one ASIC but once the initial ASIC has been developed, there will be an ongoing development to introduce more capabilities and features into ASICs.

                In general, the major risks for the IPR&D products consists of:
Time to market; meeting anticipated sales and COGS levels; and providing competitive products. On a more specific level, each IPR&D product still needs developments to be completed prior to commercial release.

                The remaining risks for the Modular products are ensuring that the cards operate as expected when fitted to the "RMON" Engine. Furthermore, SolCom must make sure that the Modular products reach the expected performance levels during testing.

                NetworX requires that the hardware development is complete with all of the associated drivers. The new operating system has to be running correctly and the developed code needs to be completed, ported to NetworX and launched. Daughter cards for the NetworX system have to be completed along with all associated drivers. The software needs to be completed for the daughter cards and then the daughter cards need to be tested in the NetworX platform.

                Sentinel III requires that the hardware development is completed and the associated software drivers are completed and operational.

                The new ASIC-based products need much more extensive development efforts. First, since the technology is so new, the engineers need to complete their familiarization with the technology. SolCom needs to find a chip manufacturer with which to work. The cards have to have their design verified and have to be tested both with the NetworX motherboard and the new NetworX operating system, with many expected refinements. Finally, the chip will need to be manufactured. ASIC then needs to be tested to verify that it will meet the required performance levels prior to releasing the technology.

                Modular products have been in development since early fiscal year 1999 and $230,928 was spent on Modular products as of March 31, 1999. An additional $57,732 is expected to be spent in order to release the Modular products. The Sentinel III product is expected to be released in the market in June 1999. To date, SolCom has spent $67,354 on research and development and expects to spend an additional $15,395 prior to release. Management has projected revenues for Sentinel III beginning in 2000. As of March 31, 1999, $250,172 was spent on research and development for the NetworX products. Another $45,395 of research and development expenses has been budgeted to complete these products. NetworX products are expected to be commercially released in June of 1999 but management has projected NetworX products to start generating revenues in fiscal year 2000. ASIC-based products are less complete than NetworX. As of consummation of the SolCom acquisition, only $105,842 in research and development expenses were spent and it is expected that ASIC products will need another $350,000 in order to become technologically and commercially feasible. ASIC is expected to be launched in the first half of fiscal year 2001 and management has projected revenues beginning in fiscal year 2001.

                ANALYSIS OF PRODUCTS/IPR&D

SolCom was analyzed on a stand-alone basis. The analysis was adjusted so that any projections for products that were known to include the Company's technology and/or know-how were reduced to reflect only SolCom's efforts and contributions as appropriate. The Company is contributing technology to both Sentinel III and the NetworX Motherboard product of 30% and 20%, respectively. The percentage attributable to the Company's technology was eliminated from the product's value in the analysis. For example, the present value of cash flow for Sentinel III is approximately $2.1 million. After adjusting the cash flows to exclude the Company's portion of those cash flows, the SolCom value decreases to $1.5 million. After adjusting for the stage of completion, Sentinel III value accounted for as IPR&D is $1.2 million.

                The Company's professional appraisal firm has updated the valuation models to comply with the stage of completion and multiple discount rate guidance that has been issued by the Securities and Exchange Commission.

                The analysis that has been performed by the Company's professional appraisal firm concluded an IPR&D value of $3,490,177. The IPR&D is comprised of $77,062 for Modular Products, $2,043,539 for NetworX products, $1,224,702 for Sentinel III and $144,874 for ASIC- based products. The following discussion provides information regarding the expected revenue to be generated by these projects, associated costs of the projects, the period over which the revenues will be generated and the stage of completion of each project at the time of acquisition.

                The value allocated to acquired IPR&D for the SolCom acquisition as of the closing on March 31, 1999 was determined utilizing the income approach via an excess earnings analysis. This methodology requires the projection of revenues and expense that will arise as a result of the successful completion of the IPR&D project. The operating income attributable to each IPR&D project was calculated as projected revenues less the projected operating expenses. Net operating income is calculated after applying the projected effective tax rate for the Company.

                A charge was taken to reflect the economic rent related to the net assets required to run the business and support future growth. This return on the requisite assets was based on industry comparable companies and company specific information. Where it was determined that core technology of the existing technology would be utilized by the IPR&D, a charge was applied against IPR&D revenues. Core technology was identified for all of the IPR&D projects. A core technology charge of 30% of operating profit was applied for each of the IPR&D projects. The charge for use of the core technology and the return on requisite assets was subtracted from net income.

                The value allocated to acquired IPR&D was determined utilizing the Stage of Completion methodology. This methodology utilizes the same cash flows as the excess earnings analysis, but removes all research and development costs to complete the identified project. In addition, the discounted value of these cash flows is reduced to represent the percentage of which the project has been completed as of March 31, 1999. The determination of the percentage completed is based primarily on the amount of effort (cost or time) expended to date and remaining until completion. Consideration is also given to the amount of risk and effort incorporated in the development steps in relation to the development steps remaining to complete the project.

                New Modular products that will replace the current Modular products are expected to be released in the first quarter of fiscal 2000. Based on the risk and effort to date, it has been determined that the Modular products were 80% complete as of March 31, 1999. Based on historical research and development expenditures as a percentage of total research and development costs to bring the products to market, the percentage complete is calculated to be 85%. Sentinel III is expected to be released in the first quarter of fiscal 2000. Based on the risk and effort to date, it has been determined that Sentinel III was 80% complete as of March 31,1999. Based on research and developments spent to date as a percentage of total budgeted costs until release, the percent complete is 80%. The NetworX products are expected to be released in the first quarter of fiscal 2000. Two of these NetworX products are considered to be 70% completed and two are considered to be 80% complete. The new ASIC based products were determined to be approximately 20% complete and are expected to be released in the first half of fiscal year 2001. Based on research and development expenditures as a percentage of total research and development costs needed to complete the project, the percentage complete is calculated to be 23%.

                The resulting cash flows were then discounted at an appropriate rate based on the risk profile and the nature of each project and the market. Due to the stage of each product, the expected release date and the reliability of the projections, a range of 30% to 40% for the discount rates was selected as appropriate. Specifically, Modular products, NetworX and Sentinel III were discounted at 30% and ASIC was discounted at 40%. According to the HANDBOOK OF MODERN FINANCE by Dennis E. Logue, 1997 Edition, the required rate of return by venture capitalists generally ranged between 20% and 60%. We considered these projects to be similar to a late stage venture capital or a mezzanine financing company at a 20% to 40% range.

                Modular products are expected to have a one-year life cycle. The Company started to develop the Modular products in fiscal year 1999. They will fully replace the existing Modular products that were developed in fiscal year 1998. Total revenues, including product, warranty and Hewlett Packard revenue, are expected to be approximately $590,000 in fiscal year 2000 and zero in fiscal year 2001. The associated expected costs of goods sold ("COGS") are 5% of expected sales. Other operating expenses (sales, marketing, administrative, internal support, maintenance research and development, etc.) are attributed to each IPR&D product based on the overall Company expense margins. Those operating expenses are expected to be approximately 48%. Research and development costs to complete were determined to be $57,732.

                NetworX products are expected to have a seven-year life cycle, with its peak after three years. Total revenue growth, including product, warranty and Hewlett Packard revenue is expected to increase by approximately 200% in fiscal year 2001 and then to 80% by fiscal year 2002. Revenue growth will then decrease over the life of the products. The associated expected COGS are 15% of expected sales. Other operating expenses (sales, marketing, administrative, internal support, maintenance research and development, etc.) are attributed to each IPR&D product based on the overall Company expense margins. Those operating expenses are expected to be approximately 48%. Research and development costs to complete were determined to be $49,244.

                Sentinel III is expected to have an eight-year life cycle, with its peak after four years. Total revenue growth, including product, warranty and Hewlett Packard revenue is expected to increase by approximately 200% in 2001 and then to 80% by fiscal year 2003. Revenue growth will then decrease over the life of the products. The associated expected COGS are 14% of expected sales. Other operating expenses (sales, marketing, administrative, internal support, maintenance research and development, etc.) are attributed to each IPR&D product based on the overall Company expense margins. Those operating expenses are expected to be approximately 48%. Research and development costs to complete were determined to be $15,395.

                ASIC based products are expected to have a seven-year life cycle, with its peak after three years. Total revenue growth, including product, warranty and Hewlett Packard revenue is expected to increase to 80% by fiscal year 2003. Revenue growth will then decrease over the life of the products. The associated expected COGS are 9% of expected sales. Other operating expenses (sales, marketing, administrative, internal support, maintenance research and development, etc.) are attributed to each IPR&D product based on the overall Company expense margins. Those operating expenses are expected to be approximately 48%. Research and development costs to complete were determined to be $350,000.

LIQUIDITY AND CAPITAL RESOURCES

                During fiscal 1999, the Company's working capital position deteriorated substantially as a result of the acquisition of SolCom. While total assets increased from $6,179,038 to $15,973,475, working capital (net of deferred tax assets) decreased from $2,577,880 to ($1,124,360), an overall reduction of $3,702,240. The working capital usage related to the SolCom acquisition can be differentiated into three specific areas. First, approximately $1,250,000 was funded to SolCom for its ongoing operations in the second half of fiscal 1999, which was primarily used to fund ongoing research and development efforts. Second, approximately $1,200,000 was spent by the Company on acquisition-related expenses, primarily legal, accounting and other professional fees. Third, the Company assumed approximately $1,260,000 in current liabilities incurred by SolCom for legal, accounting and professional fees related to the acquisition. The Company's negative working capital will be improved during the first quarter of fiscal 2000 through the additional cash raised as discussed below.

                Net cash used by operating activities during fiscal 1999 was $553,688 as compared to cash provided during fiscal 1998 of $332,671. The use of cash was primarily attributed to the net loss as well as significant increases in inventory and accounts receivable. The use of cash was partially offset by the IPR&D charge included in the net loss, depreciation and amortization, and a large increase in accounts payable due to acquisition related expenses as well as the timing of payments at year-end.

                Net cash used by investing activities during fiscal 1999 was $2,999,904 as compared to $635,199 for the prior fiscal year. The increase is due to acquisition related expenses, primarily legal, accounting and other professional fees in addition to capitalized software.

                Net cash provided by financing activities increased to $3,211,860 from $271,040 in fiscal 1998. The increase is a direct result of the Company's borrowings under the current line of credit and term loan. Additionally, cash provided from the issuances of Common Stock increased due to the exercise of options and warrants during fiscal 1999.

                In October 1998, the Company entered into a line of credit agreement with United with an available balance of $2,000,000 through July 30, 1999, which was extended in July 1999 through September 30, 1999. In April 1999, the line of credit was increased to $2,250,000. At March 31, 1999, the Company had borrowed $1,996,289 against this line of credit. The line is collateralized by all business assets of the Company. The Company had an available line of credit through July 30,

1998, in the amount of $1,000,000 with United. Upon negotiation of the current line of credit and term loan, this outstanding balance was rolled forward effectively closing such line of credit.

                In July 1999, the Company and United entered into a new agreement whereby the existing line of credit ($2,250,000) was converted into a three-year term loan. The term loan is payable in equal monthly installments commencing on October 1, 1999.

                In December 1998, the Company entered into a term loan agreement with United in the principal amount of $500,000 through December 2003. At March 31, 1999, $475,000 was outstanding under such term loan.

                From April 1999 through June 1999, the Company raised $1,618,544 through the exercise of warrants issued in connection with a private financing of Common Stock and warrants to purchase Common Stock consummated in April 1996. In addition, in June 1999, the Company raised $3,000,000 in connection with a private financing of Common Stock.

                The Company expects to fund the expansion of its business and operations and meet its short and long-term liquidity needs from available cash and cash flow, working capital and from funds derived from future operating revenues as well as through additional financing from outside sources. The Company currently believes that it will have sufficient cash flows to meet its operational needs over the next twelve months.

ACCOUNTING PRONOUNCEMENTS

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

                In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal- use software to be capitalized, including external direct costs of material and services and payroll costs for employees devoting time to the software projects. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes that SOP 98-1 will have an immaterial impact on the Company's financial statements.

YEAR 2000

                GENERAL

                Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish the twenty-first century dates from the twentieth century dates. The Company uses software and related technologies that will be effected by the "Year 2000 problem." The Company began the process of identifying the changes required to their computer programs and hardware during 1996. The Company believes that all of its major programs and hardware are Year 2000 compliant. The Company believes that it will not incur any significant costs between now and January 1, 2000 to resolve Year 2000 issues. However, there can be no assurance that other companies' computer systems and applications on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems and operations. Furthermore, there can be no assurance that the software that the Company uses which has been designed to be Year 2000 compliant contains all necessary date code changes.

                THIRD PARTIES

                The Company has also initiated formal communications with significant suppliers and other key third parties to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's results of operations.

                RISK ASSESSMENT/CONTINGENCY PLANNING

                At this time, the Company believes its most reasonable likely worst case scenario would include (i) a key material vendor or service provider experiencing problems with delivery of materials, components or services; or
(ii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone, transportation, Internet services, etc.). As noted above, the Company is evaluating the Year 2000 compliance status of its key third-party vendors to identify potential risks for contingency planning purposes. The Company anticipates that appropriate contingency plans will be prepared throughout 1999 as determined to be necessary.

ITEM 7.         FINANCIAL STATEMENTS.
                --------------------

                The financial statements required hereby are located on pages F-1 through F-22.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                ----------------------------------------------------------------
                FINANCIAL DISCLOSURES.
                ---------------------

                None.

                                    PART III

                The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is hereby incorporated by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Company's 1999 Annual Meeting of Stockholders.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.
                --------------------------------

(a)    EXHIBITS

Exhibit
No.            Description
-------        -----------

3.1* Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5, 1998.

3.2* Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998.

3.3*           By-Laws of the Company.

3.4            Form of Specimen Common Stock Certificate of the Company.

4.1*           1998 Stock Option Plan of the Company.

4.2*           1998 U.K. Sub-Plan of the Company.

10.1 Lease Agreement for the Company's Edison, New Jersey facility (Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

10.2 Amendments to Lease for the Company's Edison, New Jersey facility (Incorporated by Reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

10.3 Lease Agreement dated February 18, 1999 by and between the Company and Washington Plaza Associates, L.P., as landlord.

10.4 Business Park Gross Lease dated May 17, 1999 by and between the Company and Bedford Property Investors, Inc.

10.5 Supply Agreement dated October 20, 1998 by and between the Company and Lucent Technologies.

10.6 Technology License Agreement dated October 26, 1995, as amended, by and between SolCom Systems Limited and the Hewlett-Packard Company.

10.7 OEM Purchase Agreement dated April 13, 1999 by and between the Company and the Hewlett-Packard Company.

10.8 Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc.

10.9 Equipment Lease Agreements dated June 10, 1999 and May 5, 1999 by and between the Company and Siemens Credit Corporation.

10.10 Equipment Lease Agreement dated June 17, 1999 by and between the Company and Lucent Technologies.

10.11 Employment Agreement dated as of April 1, 1998 between the Company and Stephen B. Gray

10.12 Line of Credit Agreement with United National Bank dated November 17, 1997 (Incorporated by Reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.13** Share Purchase Agreement, as amended, dated as of December 28, 1998 by and among the Company, SolCom Systems Limited ("SolCom"), the shareholders of SolCom and certain representatives of such shareholders.

10.14** Escrow Agreement, as amended, dated as of March 31, 1999 by and among the Company, SolCom and certain shareholders and shareholders' representatives thereof.

10.15** Employment Agreement Amendment dated as of March 31, 1999 by and among the Company, SolCom and Peter Wilson.

10.16*** Agreement and Plan of Merger by and between the Company and MicroFrame, Inc., a New Jersey corporation.

10.17o Asset Purchase Agreement dated as of February 25, 1999 by and among the Registrant, LeeMAH and the Parent.

10.18o         Promissory Note of the Registrant dated February 25, 1999.

10.19o Confidentiality and Noncompetition Agreement dated as of February 25, 1999 by and among the Registrant, LeeMAH and the Parent.

10.20o         Assignment of Patents of LeeMAH dated February 25, 1999.

10.21o         Assignment of Trademarks of LeeMAH dated February 25, 1999.

23.1           Consent of PricewaterhouseCoopers LLP

27.1           Financial Data Schedule
------------------------------
* Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.

** Incorporated by Reference to Appendix A of the Company's Definitive Information Statement on Schedule 14C filed on March 11, 1999.

*** Incorporated by Reference to Appendix I of the Company's Definitive Information Statement on Schedule 14C filed on March 11, 1999.

o Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

(b)    REPORTS ON FORM 8-K

               The Company filed a Current Report on Form 8-K on March 12, 1999 in connection with the acquisition of certain selected assets of LeeMAH DataCom Security Corporation, a California corporation.

                                   SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: July 9, 1999


                                            ION NETWORKS, INC.



                                            By:  /s/ Stephen B. Gray
                                                 -------------------------------
                                                     Stephen B. Gray, President


                                POWER OF ATTORNEY

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 9, 1999:



Signature                            Title

/s/ Stephen B. Gray                President, Chief Executive Officer, Chief
---------------------------------  Operating Officer and Director
Stephen B. Gray




/s/ Stephen M. Deixler             Chairman of the Board of Directors
----------------------------------
Stephen M. Deixler


/s/ Mark Simmons                   Principal Financial Officer and Principal
---------------------------------- Accounting Officer
Mark Simmons


/s/ Michael Radomsky               Executive Vice President, Secretary and
---------------------------------- Director
Michael Radomsky


/s/ Alexander C. Stark
---------------------------------- Director
Alexander C. Stark


---------------------------------- Director
William Martin Ritchie


/s/ Alan Hardie
----------------------------------- Director
Alan Hardie

ION NETWORKS, INC. AND SUBSIDIARIES
(FORMERLY MICROFRAME, INC. AND SUBSIDIARY)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

ION NETWORKS, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------



Report of Independent Accountants                                         F-1

Consolidated Balance Sheets as of March 31, 1999
    and March 31, 1998                                                    F-2

Consolidated Statements of Operations for the years
    ended March 31, 1999 and 1998                                         F-3

Consolidated Statements of Cash Flows for the years
    ended March 31, 1999 and 1998                                         F-4

Consolidated Statements of Stockholders' Equity for
     the years ended March 31, 1999 and March 31, 1998                    F-5

Notes to Consolidated Financial Statements                              F-6-22

                        REPORT OF INDEPENDENT ACCOUNTANTS


July 12, 1999

To the Board of Directors and Stockholders of ION Networks, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ION Networks, Inc. and Subsidiaries (the "Company") at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





   The accompanying notes are an integral part of these financial statements.

ION NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      1999                             1998

ASSETS
Current Assets
   Cash and cash equivalents                                                    $       165,994                  $      507,726
   Accounts receivable, less allowance for doubtful accounts of
       $150,000 and $126,000, respectively                                            3,092,867                       2,667,319
   Inventory, net                                                                     2,554,643                       1,425,351
   Deferred tax assets                                                                  422,310                         366,137
   Prepaid expenses and other current assets                                            433,031                         153,568
                                                                                ---------------                  --------------
            Total current assets                                                      6,668,845                       5,120,101
Property and equipment at cost, net                                                   1,010,369                         421,701
Capitalized software, less accumulated amortization of
       $1,951,715 and $1,054,827, respectively                                        5,350,388                         396,351
Noncurrent deferred tax assets, net                                                                                     129,689
Goodwill and other acquisition - related intangibles, less
   accumulated amortization of $63,810 and $26,130, respectively                      2,905,240                          75,480
Security deposits                                                                        38,633                          35,716
                                                                                ---------------                  --------------
            Total assets                                                             15,973,475                       6,179,038
                                                                                ===============                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank borrowings                                                              $            --                  $      300,000
   Current portion of long-term debt                                                    488,948                          30,009
   Accounts payable and accrued expenses                                              3,890,152                         910,842
   Accrued payroll and related liabilities                                              813,266                         348,397
   Deferred income                                                                      269,457                         181,573
   Other current liabilities                                                          1,909,072                         405,263
                                                                                ---------------                  --------------
            Total current liabilities                                                 7,370,895                       2,176,084
                                                                                ---------------                  --------------
Deferred tax liabilities, net                                                           188,276                              --
Long-term debt                                                                        2,013,266                              --
Commitments and contingencies (Notes 9 and 10)
Stockholders' equity
   Preferred stock - par value $10 peer share; authorized 200,000
       shares, none issued                                                                                                   --
   Common stock - par value $.001 per share; authorized
       50,000,000 shares issued 8,286,670 shares and outstanding
       8,224,639 shares at March 31, 1999, issued 4,849,531 shares, outstanding 4,849,131 shares and subscribed 50,000 shares at
       March 31, 1998                                                                     8,287                           4,899
   Additional paid-in capital                                                        14,858,560                       6,345,613
   Stock subscription receivable                                                             --                        (104,000)
   Accumulated deficit                                                               (8,228,641)                     (2,231,638)
   Cumulative translation adjustment                                                    (29,969)                         (7,920)
                                                                                ---------------                  --------------
                                                                                      6,608,237                       4,006,954
Less-Treasury stock, 62,031 shares and 400 shares, at cost at
   March 31, 1999 and 1998, respectively                                               (207,199)                         (4,000)
                                                                                ---------------                 ---------------
Total stockholders' equity                                                            6,401,038                       4,002,954
                                                                                ---------------                 ---------------
Total liabilities and stockholders' equity                                      $    15,973,475                  $    6,179,038
                                                                                ===============                 ===============



   The accompanying notes are an integral part of these financial statements.


ION NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
-----------------------------------------------------------------------------------------------



                                                                 1999                   1998

Net sales                                                     $12,673,917           $10,217,911
Cost of sales                                                   5,464,708             4,285,134
                                                              -----------           -----------
Gross Margin                                                    7,209,209             5,932,777
Research and development expenses                               2,952,597             1,117,151
Selling, general and administrative expenses                    6,473,638             4,419,521
In-process research and development charge                      3,490,177                    --
                                                              -----------           -----------
(Loss) income from operations                                  (5,707,203)              396,105
Interest income                                                    43,012                14,888
Interest expense                                                 (100,573)               (4,344)
                                                              ------------          -----------
(Loss) income before income tax expense (benefit)              (5,764,764)              406,649
Income tax expense (benefit)                                      232,239              (304,661)
                                                              -----------           -----------
Net (loss) income                                             $(5,997,003)             $711,310
                                                              ===========           ===========
Per share data
   Basic                                                           ($1.09)                $0.15
   Diluted                                                         ($1.09)                $0.14

Weighted average number of common shares outstanding:

   Basic                                                        5,499,556             4,840,357
                                                              -----------           -----------
   Diluted                                                      5,499,556             5,195,357
                                                              -----------           -----------


The accompanying notes are an integral part of these financial statements.


ION NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
---------------------------------------------------------------------------------------------------------

                                                                           1999                   1998

Cash flows from operating activities                                 $   (5,997,003)       $    711,310
    Net (loss) income
    Adjustments to reconcile net income to net cash provided by operating activities
    In-process research and development charge                            3,490,177                  --
    Depreciation and amortization                                           731,160             485,738
    Provision for doubtful accounts                                          23,793              26,000
    Provision for inventory obsolescence                                          -             (15,000)
    Noncash stock-based compensation charge                                 188,120              15,150
    Deferred tax provision                                                  232,239            (354,661)
    Changes in operating assets and liabilities, net of effects of acquisitions
            Accounts receivable                                            (546,951)           (794,509)
            Inventory                                                      (786,783)           (380,008)
            Prepaid expenses and other current assets                      (198,618)            (32,578)
            Security deposits                                                (2,917)             (1,013)
            Accounts payable and accrued expenses                         2,190,508             549,305
            Accrued payroll and related liabilities                          52,967              67,885
            Deferred income                                                 (35,394)            (86,945)
            Other current liabilities                                       105,014             141,997
                                                                     --------------      --------------

                Net cash (used in) provided by operating activities        (553,688)            332,671
                                                                     --------------      --------------

Cash flows from investing activities
    Capital expenditures                                                   (565,007)           (311,846)
    Capitalized software                                                 (1,285,245)           (323,353)
    Capitalized acquisition related expenditures, net of cash
       acquired                                                          (1,149,652)                  -
                                                                     --------------      --------------

                Net cash used in investing activities                    (2,999,904)           (635,199)
                                                                     --------------      --------------

Cash flows from financing activities
    Borrowings under line of credit                                       2,196,280             300,000
    Repayments of debt                                                      (55,009)            (42,655)
    Issuance of common stock                                              1,070,589              13,695
                                                                     --------------      --------------

Net cash provided by financing activities                                 3,211,860             271,040
                                                                     --------------      --------------

Net (decrease) in cash and cash equivalents                                (341,732)            (31,488)

Cash and cash equivalents - beginning of period                             507,726             539,214
                                                                     --------------      --------------

Cash and cash equivalents - end of period                            $      165,994       $     507,726
                                                                     --------------      --------------

Supplemental information:
Cash paid during period for interest                                 $      100,573       $       4,344
                                                                     --------------      --------------





   The accompanying notes are an integral part of these financial statements.

ION NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------



                                                  Additional    Stock                      Cumulative                 Total
                                                     Paid-In  Subscription   Accumulated   Translation  Treasury  Stockholder's
                            Shares    Par Value    Capital    Receivable       Deficit      Adjustment   Stock        Equity

Balance, March 31, 1997    4,838,803   $ 4,839   $ 6,212,828   $       -  $ (2,942,948)  $       -     $ (4,000)   $ 3,270,719

Net income                                                                     711,310                                 711,310

Issuances of common stock     10,328        10        13,685                                                            13,695

Noncash stock-based                                   15,150                                                            15,150
  compensation

Stock subscription            50,000        50       103,950    (104,000)

Translation adjustments    _________ _________    __________    ________   ___________       (7,920)    ________        (7,920)
                                                                                          ----------                ----------

Balance, March 31, 1998    4,899,131     4,899     6,345,613   $(104,000) $ (2,231,638)  $   (7,920)   $  (4,000)  $ 4,002,954
                          ---------- ---------    ----------    -------- -------------    ----------    --------     ---------

Net loss                                                                  $ (5,997,003)                            $(5,997,003)

Issuances of common stock  3,327,539   $ 3,328   $ 8,279,887   $ 104,000                                             8,387,215

Noncash stock-based           60,000        60       233,060                                                           233,120
  compensation

Acquisition of treasury                                                                                $(203,199)     (203,199)
  shares

Translation adjustments    _________ _________    __________   _________  ____________   $  (22,049)   _________       (22,049)
                                                                                           --------                  ---------

Balance, March 31, 1999    8,286,670    $8,287   $14,858,560   $       -  $ (8,228,641)  $  (29,969)   $(207,199) $  6,401,038
                         ----------- ---------   -----------   ---------  ---------- --    --------    ---------     ---------



   The accompanying notes are an integral part of these financial statements.

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



1.          Organization

            THE COMPANY
            ION Networks, Inc., (the "Company"), a Delaware corporation founded in 1999 through the combination of two network management developers
            - MicroFrame, a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland (originally founded in 1994), designs, develops and markets a broad range of security, network management and remote maintenance products for voice and data communications networks. By incorporating a variety of hardware and software options for user authentication, these products can deter unauthorized dial-in access to both devices and systems (such as computers, local area networks and Private Branch Exchange telephone switches), while allowing authorized personnel access to perform needed administration and maintenance of host devices and networks from remote locations. The products also provide alarm monitoring and reporting capabilities, a basis for remote network management and maintenance.


2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION
            The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company"). All material intercompany accounts and balances have been eliminated.

            CASH AND CASH EQUIVALENTS
            The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

            INVENTORY
            Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of hardware and software components designed to interface with network communications environments. The markets for the Company's products are characterized by rapidly changing technology and the consequential obsolescence of relatively new products. The Company has recorded estimated reserves against inventories related to such technological obsolescence.

            PROPERTY AND EQUIPMENT
            Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statements of operations in the period of disposal.

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



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

            The Company capitalized $1,285,229 and $323,353 of software development costs for fiscal 1999 and 1998, respectively. Additionally, the Company acquired $3,855,000 of existing technology in connection with an acquisition (see Note 3). These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (generally three years). It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both, will be reduced significantly in the near term (due to competitive pressures). As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. Amortization expense totaled $371,740 and $242,570 for fiscal 1999 and fiscal 1998, respectively.

            GOODWILL AND OTHER ACQUISITION RELATED INTANGIBLES
            Goodwill is the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company amortizes goodwill on a straight-line basis over the periods benefited, ranging from three to ten years. Other acquisition-related intangibles includes customer lists ($300,000). The Company amortizes other acquisition-related intangibles over periods not to exceed three years.

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

            WARRANTY COSTS
            Estimated warranty costs associated with the sale of hardware and software are accrued at the time of sale. The warranty reserve as of March 31, 1999 and 1998 included in other current liabilities amounts to $126,000 and $45,000, respectively.

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



            USE OF ESTIMATES
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, capitalized software and the related amortization lives, deferred tax asset valuation allowance and depreciation and amortization lives.

            FAIR VALUE OF FINANCIAL INSTRUMENTS
            The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and related liabilities, deferred income, and other current liabilities approximates fair value because of the relatively short maturity of these instruments. The Company's line of credit and term loan have variable interest rates which adjust with changes in market interest rates and the book value of such indebtedness is deemed to approximate fair value.

            VALUATION OF LONG-LIVED ASSETS
            Long-lived assets such as property and equipment, goodwill, customer lists and software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

            PER SHARE DATA
            Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The weighted average number of common shares outstanding during 1999 and 1998 were used to compute basic earnings per share. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised, which approximated 355,000 in 1998. Potential common shares of 1,040,000 were excluded from the computation of diluted earnings per share for 1999 because their inclusion would have had an antidilutive effect on earnings per share.

            FOREIGN CURRENCY TRANSLATION
            The financial statements of the foreign subsidiaries were prepared in local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and, accordingly, have no effect on net income (loss). Transaction adjustments for the foreign subsidiaries are included in income and are not material.

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

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



            basis of assets and liabilities ("temporary differences") using enacted tax rates in effect for the year in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if it is more likely than not that the asset will be realized in the future.

            RECLASSIFICATION
            The Company has reclassified certain prior year amounts to conform with the 1999 presentation.


3.          ACQUISITIONS

            On March 31, 1999, the Company acquired all the outstanding shares of SolCom Systems Limited ("SolCom") in exchange for 2,200,233 of common shares and 499,567 of options, which had an aggregate value of $6,211,880. The Company also issued 300,000 performance-based options (see Note 8) which have not been reflected in the purchase price. The value of the options, if issued, will be contingent consideration and will be reflected as goodwill in the Company's financial statements. This acquisition has been accounted for under the purchase method of accounting. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to this acquisition prior to the closing date. The acquisition resulted in an allocation of $1,869,034 to goodwill and $3,855,000 to existing technology. The amortization periods for both the goodwill and the existing technology are three years.

            Included in the purchase price for the above acquisition was purchased in-process research and development, which was a non cash charge to earnings as this technology had not reached technological feasibility and had no future alternative use. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," amounts assigned to purchased in-process research and development meeting the above criteria were charged to expense for $3,490,177. This technology will require varying additional development, coding and testing efforts, and other rework over the next year to determine technological feasibility.

            The value allocated to purchased in-process research and development was determined utilizing an income approach that included an excess earnings analysis reflecting the appropriate cost of capital for the investment. Estimates of future cash flows related to the in-process research and development were made for each project based on the Company's estimates of revenue, operating expenses and income taxes from the project. The valuation included a state of completion adjustment, which utilizes the same cash flows as the excess earnings analysis, but removes all research and development costs to complete the identified project.

            The discount rates utilized to discount the projected cash flows were based on consideration of the risk profile and the nature of each project and the market. Other factors considered in the determination of the discount rates include the useful life of each project, the anticipated profitability of each project, the uncertainty of technology advances that were known at the time and the stage of completion of each project.

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



   Following is a summary of the pro forma results of ION Networks, Inc. as if the merger had closed effective April 1, 1997:



                                                         FOR THE YEAR ENDED
                                                     MARCH 31,        MARCH 31,
                                                        1999             1998
(UNAUDITED)
Revenues                                          $13,988,252       $12,386,224
Net loss                                           (6,027,379)       (3,623,036)
Weighted-average common shares                      7,699,789         7,040,357
Weighted-average common shares and potential
  common shares                                     7,699,789         7,040,357
Basic earnings                                        $(0.78)           $(0.51)
per share
Diluted earnings per share                            $(0.78)           $(0.51)


            On February 25, 1999, the Company acquired certain of the operating assets of LeeMAH Datacom Security Corporation ("LeeMAH") in exchange for 444,000 shares of the Company's common stock. The purchase price of approximately $1 million has been reflected primarily as goodwill and other acquisition-related intangibles, mainly customer lists. The acquired entity had sales of $209,000 and income from operations of $149,000 for the period from the date of acquisition through March 31, 1999; accordingly, the acquisition was not material to the Company's statement of operations, its cash flows or its financial position.


4.          INVENTORY

            Inventory, net of reserve for obsolescence of $185,000 at March 31, 1999 and 1998 consists of the following:


                                                      1999             1998

Raw materials                                    $  1,570,150   $    818,132
Work-in-process                                       223,229        525,918
Finished goods                                        761,264         81,301
                                                 ------------   ------------

                                                 $  2,554,643    $ 1,425,351
                                                 ------------    -----------

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



5.          PROPERTY AND EQUIPMENT AT COST, NET

            At March 31, 1999 and 1998 property and equipment consists of the following:


                                             1999                1998

Demonstration and service equipment     $  1,725,901        $  1,125,987
FURNITURE AND FIXTURES                       230,679             195,767
LEASEHOLD IMPROVEMENTS                        45,136              71,850
                                        ------------      --------------

                                           2,001,716           1,393,604

LESS:  ACCUMULATED DEPRECIATION             (991,347)           (971,903)
                                        ------------      --------------

TOTAL                                   $  1,010,369      $      421,701
                                        ------------      --------------


            Depreciation expense for property and equipment for the years ended March 31, 1999 and 1998 amounted to $321,740 and $233,268, respectively. During the year ended March 31, 1999, the Company retired fully depreciated assets amounting to $649,518.


6.          BANK BORROWINGS

            In October 1998, the Company entered into a line of credit agreement with an available balance of $2,000,000 through July 30, 1999. In July 1999, this line was extended through September 30, 1999. In April 1999, the line of credit was increased to $2,250,000. At March 31 1999, $1,996,289 had been drawn down under this line of credit. The line is collateralized by all business assets of the Company. Advances under the bank line are payable at maturity, and bear interest at the Wall Street prime rate (7.75% at March 31, 1999) plus 0.5%.

            On July 9, 1999, the Company and its lender, entered into a new agreement whereby the existing line of credit ($2,250,000), was converted to a three year term loan. The term loan bears interest at the Wall Street prime rate plus 0.5% and is payable in equal monthly installments commencing on October 1, 1999. Future principal repayment under this loan is $375,000 for the year ended March 31, 2000.

            In December 1998, the Company entered into a term loan agreement in the amount of $500,000 through December 2003. At March 31, 1999, $475,000 is outstanding under the term loan. The loan with a term of five years is payable monthly at an interest rate of the Wall Street prime (7.75% at March 31, 1999) plus 1.0%. Future principal repayment under this loan is $100,000 for the year ending March 31, 2000.

            The bank line of credit and term loan contain covenants which restrict the payment of a dividend without the prior approval of the bank. Additionally, the Company covenants that borrowings will not exceed 75% of the aggregate amount of accounts receivable (the "collateral limit") which are outstanding under 90 days. At certain times during the year, the Company's borrowings exceeded

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



            the collateral limit noted above. The Company received a waiver of this covenant violation through April 1, 2000.

            The Company had an available line of credit through July 30, 1998, in the amount of $1,000,000. Upon negotiation of the current line of credit and term loan, this outstanding balance was transferred to and reflected as outstanding under the current term loan, effectively closing the line of credit. At March 31, 1998, $300,000 had been drawn down under this line of credit. The line was collateralized by all business assets of the Company.

            The following table shows the maturities at March 31, 1999, of the total bank borrowings including term loans:



2000                                                              $    488,948
2001                                                                   863,140
2002                                                                   853,847
2003                                                                   475,000
2004                                                                    75,000
Thereafter                                                                   -

7.          INCOME TAXES

            As of March 31, 1999, the Company has available federal, state and foreign net operating loss carryforwards of approximately $3,893,996, $2,972,647 and $811,737, respectively, to offset future taxable income. The federal net operating loss carryforwards expire during the years 2011 through 2014. In addition, the Company has investment credit and research and development credit carryforwards aggregating approximately $186,524, which may provide future tax benefits, expiring from 2008 through 2014.

            The components of the income tax provision (benefit) for the years ended March 31, 1999 and 1998 are as follows:


                            1999                        1998
Current
  Federal             $                 -             $        16,000
  State                                 -                      34,000
                           --------------             ---------------

                                        -                      50,000
                           --------------             ---------------

Deferred
  Federal                         197,403                    (301,442)
  State                            34,836                     (53,219)
                           --------------             ---------------

                                  232,239                    (354,661)
                           --------------             ---------------

                       $          232,239             $      (304,661)
                           --------------             ---------------


ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------



            The reasons for the difference between the Company's effective tax rate and the United States federal statutory rate are as follows:

                                                                                                      MARCH 31
                                                                                          1999                      1998
Effective tax rate reconciliation
  Statutory federal tax rate                                                               (34)%                       34%
  State taxes, net of federal benefit                                                       (6)                         6
  Effect of in-process research and development
    write-off                                                                               24                          -
  Effect of reversal of valuation allowance                                                  -                        (76)
  Foreign (income)/loss with no benefit                                                     (1)                        29
  Utilization of net operating loss carryforwards                                            -                        (70)
  Effect of recording valuation allowance on net
    operating loss carryforwards                                                            20                          -
  Other                                                                                      1                          2
                                                                                        ------                    -------
                                                                                             4%                       (75)%
                                                                                        ------                    -------

            The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at March 31, 1999 and 1998 are as follows:


                                                                                          1999                     1998

Current deferred tax assets
  Inventory                                                                     $      224,000             $      214,000
  Accrued expenses                                                                     118,393                     83,737
  Allowance for doubtful accounts                                                       79,917                     68,400
                                                                                --------------             --------------

Total current deferred tax assets                                               $      422,310             $      366,137
                                                                                --------------             --------------

Noncurrent deferred tax assets
  Net operating loss carryforwards                                              $    1,867,600             $      715,669
  Research and development credit                                                      186,524                    136,098
  Alternative minimum tax credit                                                         6,867                     21,572
                                                                                --------------             --------------

Total noncurrent deferred tax assets                                                 2,060,991                    873,339

Valuation allowance                                                                 (1,696,459)                  (547,256)
                                                                                --------------             --------------

Net noncurrent deferred tax assets                                              $      364,532             $      326,083
                                                                                --------------             --------------

Deferred tax liabilities
  Depreciation                                                                  $      (28,865)            $      (37,854)
  Capitalized software                                                                (523,943)                  (158,540)
                                                                                ---------------            --------------

Total deferred tax liabilities                                                  $     (552,808)            $     (196,394)
                                                                                ---------------            --------------

Net noncurrent deferred tax (liabilities) assets                                $     (188,276)            $      129,689
                                                                                ---------------            --------------

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


            The Company has recorded a valuation allowance against a portion of the federal and state net operating loss carryforwards and a full valuation allowance against the foreign net operating loss carryforwards and the research and development credit as management believes that it is more likely than not that substantially all of the net operating loss carryforwards and credits will expire unutilized.

            The increase in the valuation allowance is due primarily to current year net operating loss carryforwards for federal and state purposes, $1,144,653 - tax effected, and research and development credits, $50,426, offset by the utilization of a small portion of foreign net operating loss carryforwards, ($45,876) - tax effected, during the year ended March 31, 1999.

            The Company's net deferred tax assets recorded are expected to be utilized as the Company's taxable temporary differences reverse in the future.


8.          STOCKHOLDERS' EQUITY

            During the year ended March 31, 1998, the Company entered into a stock subscription agreement with one of its directors, under which the director agreed to acquire 50,000 shares of the Company's common stock at $2.08 The shares were issued in fiscal year 1999 after the receipt of $104,000 from the director.

            During the years ended March 31, 1999 and 1998, respectively, options to purchase 358,429 and 500 shares of common stock under the Company's stock option plans were exercised, for an aggregate consideration of $362,589 and $625. During the year ended March 31, 1999, 60,000 shares and 30,000 options were issued in connection with the termination of a consulting contract (see Note 9). The aggregate fair value of this consideration was $171,120 of which $45,000 was provided for in prior years. During the year ended March 31, 1998, 9,828 shares of common stock were issued as part of the stock earn out as stipulated in the Share Purchase Agreement. The aggregate fair value of this consideration was $13,070.

            In April 1996, the Company sold 860,000 shares of common stock to unrelated investors, at $1.25 per share and received net proceeds of approximately $1,023,559. In conjunction with this sale, warrants to purchase 860,000 shares of common stock with an exercise price of $1.50 and warrants to purchase additional 860,000 shares of common stock with an exercise price of $2.00 were issued.
            These warrants expire in April, 2000.

            In April 1996, the Company sold 241,467 shares of common stock to four current shareholders of record who held the contractual right to maintain their share of ownership. The Company received net proceeds of $301,834. In conjunction with this sale, warrants to purchase 241,467 shares of common stock with an exercise price of $1.50 and warrants to purchase an additional 241,467 shares of common stock with an exercise price of $2.00 were issued. These warrants expire in April, 2000. During the year ended March 31, 1999, warrants to purchase 376,000 shares were exercised for an aggregate consideration of $604,000.

            WARRANTS
            During October 1995, in connection with services being performed by a consultant, the Company

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



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

            STOCK OPTION PLANS
            The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the "1998 Plan") is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the Plan shall be 400,000. The aggregate fair market value of shares which are exercisable during any calendar year by any one individual may not exceed $100,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant.

            On March 31, 1999 in conjunction with the Company's acquisition of SolCom Systems Ltd. ("SolCom"), the Company granted options to purchase 499,567 shares of its common stock under the 1998 Plan to holders of SolCom vested options in accordance with the Share Purchase Agreement for the transaction. At March 31, 1999 all of these options were outstanding and all are exercisable. In addition, the Company granted 300,000 performance -based options to the holders of SolCom options. The options will vest in blocks of 150,000 options in each of fiscal years 2000 and 2001, respectively, if the Company attains sales of $30 million and $60 million in 2000 and 2001, respectively. If the targets are not met, the options will expire.

            In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The aggregate fair market value (determined at the time the option is granted) of shares which are exercisable during any calendar year by any one individual may not exceed $100,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the year ended March 31, 1999, the Company granted options to purchase 187,224 shares of its common stock under the 1994 Plan. At March 31, 1999, 770,664 options were outstanding under the 1994 Plan, of which 672,798 options were exercisable.

            Of the options granted in fiscal 1998, 455,645 were granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the current fiscal year if the Company meets certain predetermined sales and net income targets. The Company met the targets for 1998 and, as such, all options granted under the TARSAP in 1998 vested as of March 31, 1998.

            OTHER OPTIONS
            During the year ended March 31, 1999, the Company issued 70,000 options to various consultants. The term of these options is five years from the date of grant. Of the 70,000 options issued, 30,000 are vested immediately with 20,000 to vest in fiscal 2000 and 2001, respectively, contingent on

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

            consulting services being provided in each year. Compensation expense of $62,000 was recorded relative to the grant of the original 30,000 options during 1999.

            During the year ended March 31, 1998, the Company issued 30,000 options to a consultant, of which 15,000 were vested immediately and 15,000 were to vest contingent on an extension of the consulting agreement. This agreement and the unvested options were subsequently terminated. Compensation expense of $15,150 was recorded relative to the grant of the original 15,000 options during 1998.

            During September 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's common stock, of which 420,000 vested immediately and 100,000 vest each April 1 of 1998 and 1999. Options expire ten years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant. During the year ended March 31, 1999, 130,000 options to purchase shares were exercised under this grant. At March 31, 1999, 490,000 options were outstanding of which 390,000 options were exercisable.

            The Company also has issued outstanding options to purchase 130,000 shares of the Company's stock. Options expire in terms ranging from 5 to 10 years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant.

            ACCOUNTING FOR STOCK-BASED COMPENSATION
            The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its fixed stock option plans in its results of operations.

            The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased by $751,295 and $.14 for the year ended March 31, 1999 and net income and earnings per share would have decreased by $426,614 and $.09 for the year ended March 31, 1998.

            The pro forma effect on net (loss) income for fiscal 1999 and 1998 may not be representative of the pro forma effect on net (loss) income of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to April 1, 1995.

            The weighted-average fair values at date of grant for options granted during fiscal 1999 and 1998 were $1.64 and $1.00, respectively. The fair value of each option grant for the Company's common stock is estimated on the date of the grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in fiscal 1999 and 1998:


                                                 1999           1998
Expected volatility                               80%           77%
Risk-free interest rate                         5.12%         6.34%
Expected option lives                       5.87 years       5.54 years

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------------------------------------

 Details of options granted are as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE        OPTION PRICE
                                                        SHARES              PRICE          PER SHARE ($)

Options outstanding at March 31, 1997                  1,067,493            $1.49          $1.16 to $2.87

  Granted                                                807,740             1.78           1.34 to 3.13
  Canceled                                               (79,937)            1.85           1.25 to 2.87
  Exercised                                                 (500)            1.25           1.25
                                                      -----------           -----           ------------

Options outstanding at March 31, 1998                  1,794,796             1.60           1.16 to 3.13

  Granted                                              1.282,067             2.34           1.96 to 3.54
  Canceled                                               (25,596)            1.94           1.54 to 2.31
  Exercised                                             (358,429)            1.47           1.16 to 2.87
                                                      -----------           -----           ------------

Options outstanding at March 31, 1999                  2,692,838             1.52           1.16 to 3.54
                                                      -----------           -----           ------------

Options exercisable at March 31, 1999                  2,065,704             1.88         $1.16 to $3.13
                                                      -----------           -----         --------------


                                WEIGHTED
                                AVERAGE
                               REMAINING     WEIGHTED                WEIGHTED
     RANGE OF                   YEARS OF     AVERAGE                 AVERAGE
     EXERCISE        NUMBER   CONTRACTUAL    EXERCISE    NUMBER      EXERCISE
      PRICES      OUTSTANDING     LIFE        PRICE    EXERCISABLE    PRICE

   $1.16 - $1.78   1,060,008      5.25        $1.41      922,909      $1.45
   $1.83 - $2.14     604,599      5.58        $1.96      351,349      $1.94
   $2.16 - $3.54   1,028,231      5.89        $2.43      791,446      $2.43

9.          COMMITMENTS

            OPERATING LEASES
            In June 1993, the Company amended its lease for office and manufacturing facilities. Such amendment extends the term of the lease until June 30, 1999. During March 1999, the Company entered into an operating lease to consolidate their office and manufacturing facilities, which has a commencement date of July 31, 1999. This lease expires in June 2009. The Company also leases office space for its European operation in Antwerp, Belgium. The lease expires on July 31, 2005.

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



            In addition, the Company's wholly-owned subsidiary currently leases office and manufacturing facilities, expiring in 2001.

            The fixed minimum payments under operating leases for future periods is as follows:

            Year ending March 31,
               2000                                           $       471,555
               2001                                                   632,701
               2002                                                   661,769
               2003                                                   679,769
               2004                                                   723,064
               Thereafter                                           3,580,333
                                                                   ----------

               Total minimum lease payments                    $    6,749,191
                                                                   ----------

            Rent expense for the years ended March 31, 1999 and 1998 approximated $171,496 and $153,954, respectively.

            CONSULTING CONTRACT
            In connection with the acquisition of European Business Associates BVBA of Brussels, Belgium from Mark Kegelaers, the Company entered into a consulting agreement with Mr. Kegelaers for a term of five years. The consulting agreement provides for an annual consulting fee of $75,000 with 5% annual increments, as well as reimbursement of certain expenses. During February 1999, the Company and Mark Kegelaers mutually agreed to terminate the above consulting contract. In connection with the termination Mr. Kegelaers received 60,000 common shares and 30,000 options. Compensation expense of approximately $126,120 was recorded during fiscal 1999 in connection with this issue of shares and options.


10.         CONTINGENT LIABILITIES

            In the normal course of business the Company and its subsidiaries may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the outcome of such current legal proceedings, claims and assessments would not have a material effect on the Company's reported financial position, results of operations or cash flows as of and for the years ended March 31, 1999 and 1998.


11.         EMPLOYEE BENEFIT PLANS

            Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees ("participants") who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 30% of a participant's contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


            are immediately vested. The Company's contribution to the savings plan for the years ended March 31, 1999 and 1998 was $37,058 and $28,222, respectively.


12.         SALES

            The Company, which operates in a single industry segment, designs, develops and markets a broad range of security, network management and remote maintenance products for voice and data communications networks. The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's local and foreign export sales for the years ended March 31, 1999 and 1998 are as follows:

                                         1999                    1998

            United States           $  10,054,769        $    7,435,586
            Europe                      2,583,040             2,677,193
            Pacific Rim                        --                23,611
            Other                          36,108                81,521
                                    -------------         -------------

                                    $  12,673,917         $  10,217,911
                                    -------------         -------------

            The Company sold a substantial portion of its products to four customers. Sales to these customers amounted to $6,914,525 (55% of net sales) and $6,232,390 (61% of net sales) in 1999 and 1998, respectively. At March 31, 1999 and 1998, amounts due from these customers included in accounts receivable, were $1,362,061 and $1,279,486, respectively. The loss of any of these four customers would have a material adverse effect on the Company's financial position and results of operations.


13.         CONCENTRATION OF CREDIT RISK

            The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 1999 and periodically throughout 1999, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

            The Company sells the majority of its products to customers within the telecommunications industry. The Company's four largest customers accounted for approximately 44% of net accounts receivable at March 31, 1999. The Company provides for allowances for doubtful accounts which management believes are adequate to cover potential credit risk losses.

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

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------



            The Company sometimes utilizes a component available from only one supplier. If a supplier was to cease to supply this component, the Company would most likely have to redesign a feature of the affected device. In these situations, the Company maintains a greater supply of the component on hand in order to allow the time necessary to effectuate a redesign or alternative course of action should the need arise.

14.         OTHER CURRENT LIABILITIES

            Other current liabilities consists mainly of additional liabilities assumed by the Company in connection with the acquisition of SolCom Systems Limited ("SolCom"). These liabilities relate to professional fees incurred by SolCom and its directors for services provided in conjunction with the acquisition. These liabilities will be paid in equal monthly installments through February 2000.

15.         COMPREHENSIVE INCOME

            The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net income per the financial statements and comprehensive income:

                                                       YEAR             YEAR
                                                       ENDED            ENDED
                                                      3/31/99          3/31/98

            Net (loss) income                        $(5,997,003)    $  711,310
            Effect of foreign currency translation       (22,049)        (7,920)
                                                     -----------     ----------

            Comprehensive income                     $(6,019,052)    $  703,390
                                                     -----------     ----------



ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------------



16.         SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             1999                    1998
            Non-cash acquisition of SolCom Systems Limited:

               Operating activities:
                  Accounts receivable                                            $422,423
                  Inventory                                                       342,509
                  Prepaid expenses and other current assets                        81,652
                  Accounts payable                                                788,801
                  Accrued payroll and related liabilities                         411,902
                  Deferred income                                                 123,278
                  Other current liabilities                                     1,398,796
               Investing and financing activities:
                  Property and equipment, net                                     388,712
                  Capitalized software, net                                       185,532
                  Borrowings                                                       30,935
                  Common stock and options issued in connection
                     with the purchase acquisition                              6,211,880

            Other Non-Cash Investing and Financing Activities:
               Common stock issued in connection with the
                  purchase acquisition of LeeMAH
                  DatacomSecurity Corporation                                   1,000,000                   --
               Acquisition of treasury shares                                     203,199                   --
               Common stock and options issued in connection with
                  termination of consulting contract                              126,120                   --
               Options issued to consultants as non-cash compensation              62,000               15,150
               Common stock issued in connection with European
                  Business Associates Share earn out agreement                         --               12,538


17.         RELATED PARTY TRANSACTIONS

            The Company issued advances to two officers of the Company in the amount of $50,000 each on August 31, 1998. These advances accrue interest at the Wall Street prime rate plus 1%. These advances are due and payable in full upon the officers cessation of employment with the Company or August 31, 2000, whichever is earlier. Subsequent to March 31, 1999, one of the officers, who has subsequently terminated employment with the Company, repaid his outstanding balance in full.

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------


18.         NEW ACCOUNTING PRONOUNCEMENT

            In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. For the Company this means the standard must be adopted no later than April 1, 2000. Management, based on its current operations, does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial position or cash flows.

            In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes that SOP 98-1 will have an immaterial impact on the Company's financial statements.


19.         SUBSEQUENT EVENTS

            In April 1999, the Company offered a discount on the warrants issued in conjunction with the sale of stock in April 1996. These warrants, initially issued at $1.50 and $2.00 and carrying an expiration date of April 2000, were reduced in price to $1.25 and $1.50, respectively. The discount carried an expiration date of June 30, 1999. During the discount period, investors exercised 1,143,251 warrants and the Company received net proceeds of $1,618,544.

            In June 1999, the Company sold 1,000,000 shares of common stock to a Private Equity Fund at $3.00 per share and received net proceeds of $3,000,000. In conjunction with this sale, warrants to purchase 250,000 shares of common stock with an exercise price of $4.50 and warrants to purchase 250,000 shares of common stock with an exercise price of $6.00 were issued. These warrants expire in June 2002.