Form 10KSB/A
period 1999-03-31
ION NETWORKS INC
filed 1999-07-28
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                          Commission File No.: 0-13117
                                               -------

                               ION NETWORKS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                   Delaware                               22-2413505
         ------------------------------      ----------------------------------
        (State or Other Jurisdiction of     (IRS Employer Identification Number)
        Incorporation or Organization)

     21 Meridian Road, Edison, New Jersey                   08820
   ----------------------------------------              ----------
   (Address of Principal Executive Offices)              (Zip Code)

Issuer's telephone number, including area code:  (732) 494-4440
                                                 ----------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                               ------

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

There were 10,572,091 shares of Common Stock outstanding as of July 8, 1999.

DOCUMENTS INCORPORATED BY REFERENCE: None.

This amendment to Form 10-KSB for the period ended March 31, 1999 is filed to include Items 9-12 contained in Part III of Form 10-KSB that were previously incorporated by reference to the Company's definitive Proxy Statement in connection with the Company's 1999 Annual Meeting of Stockholders.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

              The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

                                                                                   Director
Name                            Age   Position Held with the Company               Since
----                            ---   ------------------------------              --------

Stephen M. Deixler+*X*          64    Chairman of the Board of Directors           1985

Stephen B. Gray*                41    President, Chief Executive Officer,          1996
                                      Chief Operating Officer and Director

Michael Radomsky                46    Executive Vice President, Secretary          1982
                                       and Director

Kenneth G. Hay                  50    Chief Financial Officer and Treasurer        Not
                                                                                   applicable

Kevin B. LaTraverse             42    Executive Vice President - Sales             Not
                                                                                   applicable

Peter A. Wilson                 40    Executive Vice President - Marketing         Not
                                                                                   applicable

Alexander C. Stark, Jr.+*X*     66    Director                                     1997

Alan Hardie                     59    Director                                     1999

William Martin Ritchie          50    Director                                     1999


------------------------------

+          Member of Compensation/Stock Option Committee
*          Member of Nominating Committee
X          Member of Audit Committee
*          Member of Strategic Steering Committee

INFORMATION ABOUT DIRECTORS

         Set forth below is certain information with respect to each director:

         STEPHEN M. DEIXLER has been Chairman of the Board of Directors since 1985 and served as Chief Executive Officer of the Company from April 1996 to May 1997. He was President of the Company from May 1982 to June 1985 and served as Treasurer of the Company from its formation in 1982 until September 1993. Mr. Deixler was the Chairman of Princeton Credit Corporation until April 1995.

         STEPHEN B. GRAY has been President and Chief Operating Officer of the Company since April 1996. He has served as the Chief Executive Officer of the Company and a director since May 1997. He also is a director of MicroFrame Europe N.V, a wholly-owned subsidiary of the Company. He served as Senior Vice President-Sales, Marketing and Support of the Company from December 1994 through March 1996. From July 1993 through December 1994, Mr. Gray was an independent consultant, engaged in assisting both private and publicly-held companies with strategy development, internal operational reviews and stockholder value enhancement programs.

         MICHAEL RADOMSKY is an original founder of the Company and has been the Executive Vice President and a director since the Company's formation in 1982 and has served as Secretary of the Company since November 1994. He is responsible for the identification of industry directions, and the technical appropriateness of Company designs as well as products acquired, licensed or jointly developed with others. In addition, Mr. Radomsky has been responsible for the design of network topologies for large corporate customers, ensuring compatibility for future products. Mr. Radomsky has also previously been responsible for the Company's technical support, purchasing and manufacturing operations. Prior to 1989, Mr. Radomsky was responsible for the mechanical and electronic engineering of the Company's products.

         ALEXANDER C. STARK, JR. has been a director of the Company since 1997. Mr. Stark is the President of AdCon, Inc., a consulting firm organized to advise and council senior officers of global telecom companies. Mr. Stark previously worked for 40 years at AT&T, where he most recently served as a Senior Vice President.
                                        3

         ALAN HARDIE has served as a director of the Company since April 1, 1999. Mr. Hardie has served as a General Manager of BT Global Communications since 1994, where he provides leadership and strategic direction for such entity's Global Customer Service division.1

         WILLIAM MARTIN RITCHIE has served as a director of the Company since April 1999. Mr. Ritchie currently acts as a consultant in his own consulting entity, MR Ventures, where he provides various start-up companies with management assistance and early stage investment. Mr. Ritchie was a founder of Spider Systems, a Scottish electronics company, where he served in several capacities, including the Managing Director, from 1984 to 1995. Mr. Ritchie currently serves on the board of directors of various companies in Scotland.*

NON-DIRECTOR EXECUTIVE OFFICERS

         Set forth below is certain information with respect to each executive officer of the Company who is not also a director of the Company:

         KENNETH G. HAY has been the Chief Financial Officer and Treasurer of the Company since May 1999. Mr. Hay was previously the Vice President of Finance at Cunningham Graphics International, Inc., where he also served as a principal financial officer. From 1992 through 1996, Mr. Hay served as the Chief Financial Officer and Vice President of Finance at Dana Perfumes Corporation. Mr. Hay is a licensed certified public accountant in the State of New Jersey.

         KEVIN B. LATRAVERSE has been Executive Vice President-Sales of the Company since January 1999. Mr. LaTraverse was previously the Vice President and General Manager of Isolation Systems, a "virtual private network" startup company. Prior to that, he served in several capacities at CrossComm Corporation (acquired by Olicom Corporation in 1997), including Vice President- Switching Division and Director of Sales-Eastern United States.

         PETER A. WILSON has served as Executive Vice President-Marketing since March 1999. Mr. Wilson was a co-founder of SolCom Systems Limited in 1992, a Scottish company and wholly-owned subsidiary of the Company, where he served as Technical & Marketing Director until 1998. From 1986 until 1992, Mr. Wilson served as the Manager of Technical Support for SEEL, a systems integration company.

         The officers of the Company are elected by the Board of Directors at its first meeting after each annual meeting of the Company's stockholders and hold office until their successors are chosen and qualified, until their death, or until they resign or have been removed from office. No family


--------
* Each of Messrs. Hardie and Ritchie was elected to serve as a director in connection with an agreement among the Company and the shareholders of SolCom Systems Limited ("SolCom") to nominate two nominees to the Board of Directors upon the closing of the acquisition of SolCom by the Company.

relationship exists between any director or executive officer and any other director or executive officer.

COMPENSATION OF DIRECTORS

         Each of the members of the Board of Directors who is not also an employee of the Company ("Non-Employee Directors") receives options to purchase 10,000 shares of Common Stock at exercise prices per share equal to the fair market value of the Common Stock on the date of grant on an annual basis under the Company's 1998 Stock Option Plan. Non-Employee Directors are also granted options to purchase an additional 1,500 shares of Common Stock for each meeting of the Board of Directors attended by such Non-Employee Director.

         Non-Employee Directors serving on committees of the Board of Directors are granted, on an annual basis, options to purchase 1,500 shares of Common Stock for each committee served thereby.

         In addition, the Company reimburses all Non-Employee Directors traveling more than fifty miles to a meeting of the Board of Directors for all reasonable travel expenses.

EXECUTIVE OFFICERS

         The executive officers of the Company are Stephen B. Gray, President, Chief Executive Officer and Chief Operating Officer; Kenneth G. Hay, Chief Financial Officer and Treasurer; Michael Radomsky, Executive Vice President and Secretary; Kevin LaTraverse, Executive Vice President- Sales; and Peter A. Wilson, Executive Vice President-Marketing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following persons have failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows: Each of Messrs. Alexander C. Stark, Kevin LaTraverse and Peter A. Wilson failed to timely file an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5. Mr. Kenneth G. Hay failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3. During the fiscal year ended March 31, 1999, the Company is not aware of other late filings, or failure to file, any other reports required by Section 16(a) of the Exchange Act.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended March 31, 1999, to those individuals who as of March 31, 1999 served as the Company's Chief Executive Officer during fiscal 1999 and to the Company's four most highly compensated officers other than those who served as the Chief Executive Officer during fiscal 1999 who earned salary and bonus compensation of at least $100,000 during the fiscal year ended March 31, 1999 (these executive officers being hereinafter referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

       Annual Compensation                                           Long Term Compensation
       -------------------                          ----------------------------------------------------------
                                                           Awards                             Payouts
                                                           ------                             -------

                                                    Other
                                                    Annual   Restricted  Securities               All Other
Principal                                           Compen-     Stock    Underlying     LTIP       Compen-
Position            Year     Salary($)    Bonus($)  sation($) Award(s)($) Options (#) Payouts($) sation($)(1)
---------           ----     ---------    --------  -------- ----------- -----------  ---------- -------------

Stephen B. Gray     1999    265,750          --      --        --        120,055       --          779
President, Chief    1998    252,829          --      --        --         75,000       --           --
Executive Officer,  1997    163,386          --      --        --        400,000       --           --
Chief Operating
Officer

Michael Radomsky    1999    164,392          --      --        --         43,823       --        2,781
Executive Vice-     1998    139,858          --      --        --         42,839       --        2,526
President           1997    128,773          --      --        --         90,000       --          541


John F. McTigue     1999    160,301          --      --        --         38,954       --        1,888
Chief Financial
      Officer       1998     92,482          --      --        --        100,760       --        1,418
                    1997         --          --      --        --             --       --           --



(1)   Represents contribution of the Company under the Company's 401(k) Plan.

                        OPTION GRANTS IN FISCAL YEAR 1999


           The following table sets forth certain information concerning stock option grants during the year ended March 31, 1999 to the Named Executive
Officers:





                                                                 Individual Grants
                               ---------------------------------------------------------------------------------

                                                       Percent
                               Number of               of Total
                               Securities              Options                  Exercise
                               Underlying              Granted to               or Base
                               Options                 Employees in             Price                Expiration
Name                           Granted(#)              Fiscal Year              ($/Sh)               Date
----                           -----------             -------------            ---------            ----------

Stephen B. Gray                60,055(1)                    4.7%                3.00                 3/31/08
                               60,000                       4.7%                3.00                 4/1/03

Michael Radomsky               43,823(1)                    3.4%                3.00                 3/31/08

John F. McTigue                38,954(1)                    3.0%                3.00                 3/31/08



(1) Represents options granted pursuant to the Company's Time Accelerated Restricted Stock Award Program (TARSAP).

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                        AND FISCAL YEAR-END OPTION VALUES


           The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended March 31, 1999 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on March 31, 1999.



                                                                                       Value of
                                                        Number of Securities           Unexercised
                                                        Underlying Unexer-             In-the-Money
                        Shares                          cised Options                  Options at
                        Acquired on      Value          at FY-End(#)                   FY-End($)(1)
Name                    Exercise (#)     Realized($)    Exercisable/Unexercisable      Exercisable/Unexercisable
----                    ------------     -----------    -------------------------      --------------------------


Stephen B. Gray         --               --             577,309/60,055                 $499,294/0

Michael Radomsky        --               --             142,239/43,823                 $127,693/0

John F. McTigue         --               --             100,760/38,954                 $97,737/0
----------------------


(1) The average price for the Common Stock as reported by the Nasdaq Stock Market on March 31, 1999 was $2.31 per share. Value is calculated on the basis of the difference between the option exercise price and $2.31 multiplied by the number of shares of Common Stock underlying the options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

         The Company has no employment agreements other than an employment agreement dated April 1, 1998 with Stephen B. Gray, the Company's Chief Executive Officer and President pursuant to which Mr. Gray receives (i) salary of $225,000 per annum for a term of two (2) years (the "Term"), (ii) a $30,000 one-time signing bonus and (iii) up to (x) $25,000 per annum during the Term and
(y) 60,000 stock options per annum during the Term as performance-related bonuses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation/Stock Option Committee of the Board of Directors consists of Messrs. Stephen M. Deixler and Alexander C. Stark, Jr. Mr. Deixler previously served as the Company's Chief Executive Officer until May 1997. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of the Company's Common Stock owned by each person or institution who, as of July 26, 1999, owns of record or is known by the Company to own beneficially, more than five (5%) percent of such securities, and by the Company's Named Executive Officers and by its directors, both individually and as a group, and the percentage of such securities owned by each such person and the group. Unless otherwise indicated, such persons have sole voting and investment power with respect to shares listed as owned by them.

Name and Address                             Shares Owned       Percent of Class

Stephen M. Deixler(1)                             788,032             7.2%
371 Eagle Drive
Jupiter, Florida 33477

Stephen B. Gray(2)(9)                             577,309             5.3%

Michael Radomsky(3)(9)                            356,643             3.3%

Alexander C. Stark, Jr.(4)                        137,500             1.3%
356 Jupiter Drive
Jupiter, Florida 33477

Alan Hardie                                             0             *
PP318 Westgate
#11 Hope Street
Glasgow G2 6AB
Scotland

William Martin Ritchie                                  0             *
Keston
4 Buckstane Park
Edinburgh EH10 6PA
Scotland

Kenneth G. Hay(5)(9)                               16,666             *

Kevin LaTraverse(6)(9)                             50,000             *

Peter A. Wilson(7)(9)                             494,426             4.5%

Special Situations Fund III, L.P.(8)            2,308,633            21.1%
Special Situations Cayman Fund, L.P.
Special Situations Private Equity Fund, L.P.
Special Situations Technology Fund, L.P.
MGP Advisers Limited Partnership
AWM Investment Company, Inc.
MG Advisers L.L.C.
SST Advisers L.L.C.
Austin W. Marxe
David Greenhouse

Directors and executive                         2,420,576            22.1%
officers as a group (9 Persons)


(1)        Does not include 214,436 shares of Common Stock owned by Mr.
           Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 120,406 shares of Common Stock held by Merrill Lynch Pierce Fenner & Smith custodian f/b/o Stephen M. Deixler, IRA. Includes 55,000 shares of Common Stock which may be acquired pursuant to currently exercisable options. Also includes 53,330 shares issuable upon exercise of currently exercisable Class A and Class B Warrants.

(2) Consists of 577,309 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(3) Includes 142,239 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(4) Includes 87,500 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(5) Includes 16,666 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(6) Includes 50,000 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(7)        Includes 7,656 shares of Common Stock owned by Mr. Wilson's wife.
           Also includes 215,480 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(8) Special Situations Fund III, L.P., a Delaware limited partnership (the "Fund"), Special Situations Cayman Fund, L.P. (the "Cayman
           Fund"), Special Situations Private Equity Fund,

           L.P., a Delaware limited partnership (the "Private Equity Fund"), Special Situations Technology Fund, L.P., a Delaware limited partnership (the "Technology Fund"), MG Advisers L.L.C., a New York limited liability company ("MG"), SST Advisers L.L.C., a Delaware limited liability company ("SST"), MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP"), AWM Investment Company, Inc., a Delaware corporation ("AWM"), Austin W. Marxe ("Marxe") and David Greenhouse ("Greenhouse") have filed a Schedule 13D, the latest amendment of which is dated July 22, 1999. All presented information is based on the information contained in the Schedule 13D. The address of each of the reporting persons is 153 East 53rd Street, New York, New York 10022. Each of the aforementioned entities/persons has sole voting and dispositive power with respect to 2,308,633 shares; each of the Fund and MGP beneficially owns 1,251,633 shares of Common Stock (including warrants to purchase 485,992 shares of Common Stock); each of the Cayman Fund and AWM beneficially owns 432,419 shares of Common Stock (including warrants to purchase 170,096 shares of Common Stock); each of the Private Equity Fund and MG beneficially owns 499,999 shares of Common Stock (including warrants to purchase 166,666 shares of Common Stock); each of the Technology Fund and SST beneficially owns 125,002 shares of Common Stock (including warrants to purchase 41,668 shares of Common Stock); and each of Marxe and Greenhouse beneficially owns 2,308,633 shares of Common Stock (including warrants to purchase 864,422 shares of Common Stock). MGP is a general partner of and investment advisor to the Fund. MG is the general partner of the Private Equity Fund; SST is the general partner of the Technology Fund; and AWM is the sole general partner of MGP and the general partner of and investment advisor to the Cayman Fund. Marxe and Greenhouse serve as officers, directors and members or principals of each of MGP, AWM, MG and SST.

(9) The address of such person is c/o the Company, 21 Meridian Road, Edison, New Jersey 08820.

------------------------

* Indicates ownership of Common Stock of less than one (1%) percent of the total issued and outstanding Common Stock on the Record Date.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 7, 1999, the Company issued an aggregate of 1,000,000 shares of Common Stock and warrants to purchase an aggregate of 500,000 shares of Common Stock to Special Situations Private Equity Fund, L.P. ("Special Situations") and certain affiliated entities of Special Situations in consideration of an amount equal to $3,000,000. The securities issued are "restricted securities" under the Securities Act of 1933, as amended (the "Act"). Pursuant to the transaction, the Company agreed to register the shares of Common Stock (including those shares underlying the warrants) under the Act. The warrants expire in three years and the exercise prices thereof are $4.50 per share for 250,000 warrants and $6.00 per share for the remaining 250,000 warrants.

                                   SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Edison and State of New Jersey

DATED: July 27, 1999

                                            ION NETWORKS, INC.




                                            By:  /s/ Stephen B. Gray
                                                 ----------------------
                                                     Stephen B. Gray, President