Form 10QSB
period 1999-06-30
ION NETWORKS INC
filed 1999-08-16
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                       ---
/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

/  /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                               ION NETWORKS, INC.
              (Exact Name of Small Business Issuer in Its Charter)


         New Jersey                             22-2413505
  (State or Other Jurisdiction of    (IRS Employer Identification Number)
  Incorporation or Organization)

         21 Meridian Road, Edison, New Jersey 08820
                    (Address of Principal Executive Offices)

                                 (732) 494-4440
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                       No ___


There were 12,977,329 shares of Common Stock outstanding as of August 12, 1999.

Transitional Small Business Disclosure Format:

Yes                          No   X

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999



PART I.           FINANCIAL INFORMATION                                                                  PAGE

Item 1.           Condensed Consolidated Financial Information                                            2

                  Condensed Consolidated Balance Sheets as of June 30, 1999
                      and March 31, 1999 (Unaudited)                                                      3

                  Condensed Consolidated Statements of Operations for the three
                      months ended June 30, 1999 and June 30, 1998 (Unaudited)                            4

                  Condensed Consolidated Statements of Cash Flows for the three
                      months ended June 30, 1999 and June 30, 1998 (Unaudited)                            5

                  Condensed Consolidated Statement of Stockholders' Equity for the three
                      months ended June 30, 1999 (Unaudited)                                              6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                        7

Item 2.           Management's Discussion and Analysis or Plan of Operation                               10

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                        15


SIGNATURES                                                                                                16


                          PART I. FINANCIAL INFORMATION



ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL INFORMATION.

         The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB for the year ended March 31, 1999.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                                   JUNE 30,                  MARCH 31,
                                                                                      1999                      1999
                                                                                   --------------------------------

ASSETS
Current assets:
     Cash and cash equivalents..............................................           $1,050,948             $165,994
     Cash and cash equivalents..............................................           $1,050,948             $165,994
     Accounts receivable, net of allowance for doubtful accounts
        of $150,000 and $150,000, respectively..............................            4,942,732            3,092,867
     Inventory, net.........................................................            1,664,106            2,554,643
     Deferred tax assets....................................................              405,573              422,310
     Prepaid expenses and other current assets .............................              549,042              433,031
                                                                                     -------------       -------------
        Total current assets................................................            8,612,401            6,668,845
     Property and equipment at cost, net of accumulated
        depreciation of $1,129,199 and $1,041,016, respectively.............              895,363            1,010,369
        $                         , respectively............................
         -------------------------
     Capitalized software, less accumulated amortization of
        $2,494,906 and $1,951,715, respectively.............................            5,344,897            5,350,388
     Goodwill and other acquisition - related intangibles, less
        accumulated amortization of $305,609 and $63,810, respectively......            2,663,441            2,905,240
        $63,810, respectively...............................................
     Security deposits......................................................               38,543               38,633
                                                                                      -----------          -----------
        Total assets........................................................          $17,554,645          $15,973,475
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Current portion of long-term debt......................................             $581,943             $488,948
     Accounts payable and accrued expenses                                              1,994,240            3,890,152
     Accrued payroll and related liabilities................................              681,444              813,266
     Deferred income........................................................              223,573              269,457
     Other current liabilities                                                          1,178,557            1,909,072
                                                                                      -----------          -----------
          Total current liabilities.........................................            4,659,757            7,370,895
     Deferred tax liabilities, net..........................................              171,539              188,276
     Long-term debt.........................................................            2,430,433            2,013,266
     Stockholders' equity:
        Preferred stock-par value $10 per share; authorized 200,000
        shares, none issued.................................................                    -                    -

     Common stock, par value $001 per share; authorized 50,000,000 shares, issued 10,785,977 shares and outstanding 10,723,946 at June 30, 1999;
     issued 8,286,670 shares and outstanding 8,224,639 shares at March 31, 1999            10,724                8,287
     Additional paid-in capital.............................................           19,857,175           14,858,560
     Accumulated deficit....................................................           (9,385,673)          (8,228,641)
     Accumulated other comprehensive income.................................               17,889              (29,969)
                                                                                      -----------         ------------
                                                                                       10,500,115            6,608,237
Less-Treasury stock 62,031 shares, at cost at June 30, 1999 and
     March 31, 1999.........................................................             (207,199)            (207,199)
                                                                                      ------------        ------------
Total stockholder's equity                                                             10,292,916            6,401,038
                                                                                      -----------         ------------
Total liabilities and stockholder's equity..................................          $17,554,645          $15,973,475
                                                                                      ===========         ============

The accompanying notes are in integral part of these condensed consolidated financial statements.


                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                         1999                 1998
                                                                                --------------------------------------

Revenue.....................................................................           $4,889,021           $2,963,973

Cost of sales...............................................................            1,931,872            1,008,005
                                                                                      -----------           ----------

Gross margin................................................................            2,957,149            1,955,968


     Research and development expenses......................................              534,417              361,440
     Selling, general and administration....................................            2,591,476            1,148,060
     Depreciation and amortization..........................................              922,656              123,115
                                                                                      -----------           ----------

(Loss) income from operations...............................................           (1,091,400)             323,353

Interest income.............................................................                    -                2,336
Interest expense............................................................              (65,632)              (8,969)
                                                                                      -----------           ----------

(Loss) income before income tax provision...................................           (1,157,032)             316,720
                                                                                      ------------          ----------

     Income tax provision...................................................                    -              155,576
                                                                                      -----------          -----------

Net (loss) income...........................................................          $(1,157,032)         $   161,144
                                                                                      ============         ===========


PER SHARE DATA
Net (loss) income per share
     Basic..................................................................          $     (0.13)         $      0.03
     Diluted................................................................          $     (0.13)         $      0.02

Weighted average number of common shares outstanding:
     Basic..................................................................            9,035,590            5,143,272
     Diluted................................................................            9,035,590            7,042,534




The accompanying notes are in integral part of these condensed consolidated financial statements.


                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (Unaudited)

                                                                                 1999                  1998
                                                                              --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income......................................................  $(1,157,032)          $161,144
     Cash and cash equivalents..............................................
     Adjustments to reconcile net (loss) income to net cash used in operating activities:
          Depreciation and amortization.....................................      922,656            123,115
          Deferred tax provision............................................            -            121,259
Change in operating assets and liabilities:
(Increase) decrease in
          Accounts receivable...............................................   (1,199,801)          (910,961)
          Inventory.........................................................      240,473           (462,293)
          Prepaid expenses and other current assets.........................     (116,011)           (32,604)
          Security deposits.................................................           90             (3,632)
Increase (decrease) in
     Accounts payable and accrued expenses..................................   (1,848,292)           155,921
     Accrued payroll and related liabilities................................     (131,822)          (122,856)
     Deferred income........................................................      (45,884)            87,178
     Other current liabilities..............................................     (730,515)            47,410
     Other liabilities......................................................            -             69,529
                                                                              -----------       ------------
Net cash used in operating activities.......................................   (4,066,138)          (766,790)


CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment..................................      (22,660)          (102,819)
     Capitalized software...................................................     (537,462)           (88,858)
     Other assets...........................................................            -           (293,135)
                                                                              -----------        ------------
Net cash used in investing activities.......................................     (560,122)          (484,812)
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on revolving line of credit.................................      253,720            300,000
     Proceeds from debt.....................................................      450,000                  -
     Principal payments on debt.............................................     (193,558)           (11,192)
     Proceeds from sale of common stock.....................................    5,001,052            902,254
                                                                              -----------        -----------
Net cash provided by financing activities...................................    5,511,214          1,191,062
                                                                              -----------        -----------
Net increase (decrease) in cash.............................................      884,954            (60,540)
Cash and cash equivalents, beginning of year................................      165,994            507,726
                                                                              -----------        -----------
Cash and cash equivalents, end of period....................................   $1,050,948        $   447,186
                                                                              -----------        -----------


The accompanying notes are in integral part of these condensed consolidated financial statements.
                                             5



                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                   (Unaudited)




                                                                                                Accumu-
                                                 Additional                   Comprehen-       lated Other         Total
                                                   Paid-in    Accumulated        sive          Treasury         Stockholders'
                         Shares     Par Value      Capital      Deficit         Income           Stock              Equity
                         ------     ---------    ---------    ---------       ------------     -----------      -------------

Balance March 31, 1999    8,286,670    $  8,287   $14,858,560   $(8,228,641)    $(29,969)       $(207,199)         $ 6,401,038

Net Loss                                                         (1,157,032)                                        (1,157,032)

Issuance of common
   stock                  1,294,085       1,294     3,381,216                                                        3,382,510

Exercise of stock
   options and warrants   1,143,191       1,143     1,617,399                                                        1,618,542

Translation adjustments                                                           47,858                                47,858
                         ----------  ----------   -----------   ------------    --------        ----------        ------------
Balance June 30, 1999    10,723,946  $   10,724   $19,857,175   $(9,385,673)    $ 17,889        $(207,199)        $ 10,292,916
                         ==========  ==========   ===========   ============    ========        ==========        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)



Note 1 - Condensed Consolidated Financial Statements:

The condensed consolidated balance sheets as of June 30, 1999 and March 31, 1999, the condensed consolidated statements of operations for the three month periods ended June 30, 1999 and for the same period in 1998 and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at June 30, 1999 and 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements are read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended March 31, 1999.

Note 2 - Inventory:

Inventory consists of the following:
                                           June 30, 1999     March 31, 1999
                                         ----------------- -----------------

Raw materials                             $      314,229       $   1,570,150
Work in process                                  668,136             223,229
Finished goods                                   681,741             761,264
                                         ----------------    ----------------
      Total                               $    1,664,106       $   2,554,643
                                         -----------------   ----------------

During the quarter ended June 30, 1999, the Company entered into an arrangement with a contract manufacturer. In order to consummate such arrangement, the Company transferred raw material inventory to the outside manufacturer. This inventory amounted to $650,000 at June 30, 1999. As this amount has not been paid by the contract manufacturer as of June 30, 1999, it has been classified as an account receivable. The transfer of the inventory had no impact on cash flows.


Note 3 - Earnings Per Share:

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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                           Three Months       Three Months
                                               Ended               Ended
                                               6/30/99            6/30/98

Weighted Average # of Shares Outstanding        9,035,590        5,134,272
Incremental Shares for Common Equivalents       2,220,288        1,908,262
                                               ----------     ------------
Diluted Shares Outstanding                     11,255,878        7,042,534
                                               ==========     ============

The potential common shares of 2,220,288 were excluded from the computation of diluted earnings per share for the quarter ended June 30, 1999 because their inclusion would have had an antidilutive effect on earnings per share due to the Company's net loss for the period.


Note 4 - Comprehensive Income:

The Company adopted Statement of Financial Accounting Standards ("SFAS) No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net income per the financial statements and comprehensive income:

                                             Three Months           Three Months
                                                Ended                   Ended
                                               6/30/99                 6/30/98

Net (loss) income                             $ (1,157,032)         $ 161,144
Effect of foreign currency translation              47,858             (4,642)
                                             -------------        -----------
Comprehensive income                         $  (1,109,174)         $ 156,502
                                             ==============       ===========


Note 5 - Contingent Liabilities:

In the normal course of business the Company and its subsidiaries may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the outcome of such current legal proceedings, claims and assessments would not have a material effect on the Company's reported financial position, results of operations or cash flows.

Note 6 - Borrowings:

On May 5, 1999, the Company entered into a borrowing agreement for $300,000. This borrowing is collateralized by certain of the property and equipment of the Company. The loan, with a term of 3 years, is payable monthly at an interest rate of 8.5%. Future principal repayment under this loan is $113,580 for the year ended June 30, 2000.

Note 7 - Related Party Transaction:

The Company borrowed funds from a director of the Company in the amount of $150,000 on April 14, 1999. This amount has been repaid along with a market rate of interest during the quarter ended June 30, 1999.
The amount of interest expense was not material to the Company.

Note 8 - Income Taxes:

The increase in the valuation allowance at June 30, 1999 is due primarily to the current quarter net operating loss carryforwards for federal, state and foreign purposes that the Company believes, at June 30, 1999, are more likely than not to expire unutilized.

Note 9 - Subsequent Events:

On August 6, 1999, the Company raised $9,500,000 in connection with a private financing of 2,000,000 shares of Common Stock. Of the funds raised, $2,250,000 was used to pay the full outstanding balance of the United National Bank line of credit amount outstanding.

Additionally, the Company has issued 239,654 shares of Common Stock and has received proceeds of approximately $500,000 in connection with the exercise of options and warrants subsequent to June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

RESULTS OF OPERATIONS

Three Months ended June 30,1999 compared to Three Months ended June 30, 1998

         Revenue for the three months ended June 30, 1999 was $4,889,021 compared to revenue of $2,963,973 for the same period in 1998, an increase of approximately 64.9%. The increase was primarily as a result of shipments of the Company's Sentinel 2000 product initially introduced by the Company in fiscal year 1997. For the three months ended June 30, 1999, approximately 1,300 Sentinel 2000 units were shipped, generating revenue of approximately $3,100,000, compared to approximately 700 units for same period in 1998, which generated revenue of approximately $1,200,000. Revenue growth also was generated by increased volume from existing customers, volume from new customers and the inclusion in the three months ended June 30, 1999 of revenues obtained as a result of the acquisition of Solcom Systems Limited ("SolCom") in March 1999 and the acquisition of certain assets of LeeMAH DataCom Securities Corporation in February 1999 ("LeeMAH").

         Cost of goods sold for the three months ended June 30, 1999 was $1,931,872 compared to $1,008,005 for the same period in 1998, principally as a result of increased business activity. Cost of goods sold as a percentage of revenue increased to 39.5% of revenue for the three months ended June 30, 1999 compared to 34.0% for the same period in 1998, due to product mix and the higher cost of the Company's new product introductions. During this quarter, the Company began to use contract manufacturers for more of its production, which was previously performed in-house, in order to keep pace with volume growth. The Company anticipates future cost savings as the relationships with such contract manufacturers expand.

         Research and development expenses, net of capitalized software development, for the three months ended June 30, 1999 was $534,417 compared to $361,440 for the same period in 1998. As a percentage of revenue, research and development expenses decreased to 10.9% compared to 12.2% for the same period in 1998. The increase in amount was due to the assimilation of the research and development efforts of SolCom and LeeMAH into the Company's existing research and development efforts in order to provide further support and enhancements in developing the Company's next generation of products, as well as to support growth of the Sentinel 2000 line of products. The decrease as a percentage of revenue was the result of increased sales. Research and development expenses are reported net of capitalized software development. For the three months ended June 30,

1999, $537,462 of capitalized software was netted from the reported expenses compared to $88,858 for the same period in 1998. From a cash flow point of view, the Company used approximately $1,071,000 for research and development for the three months ended June 30, 1999 compared to $450,000 for the same period in 1998.

         Selling, general and administrative expenses for the three months ended June 30, 1999 were $2,591,476 compared to $1,148,060 for the same period in 1998. As a percentage of revenue, selling general and administrative expenses increased to 53.0% compared to 38.7% for the same period in 1998. This increase resulted primarily from the Company's aggressive growth plans and the sales and marketing support related thereto, as well as the increased existing product growth and projected new product introductions, coupled with the acquisition of SolCom and LeeMAH.

         Depreciation and amortization expenses, which include depreciation on equipment, furniture and fixtures along with amortization of capitalized software and goodwill, was $922,656 for the three months ended June 30, 1999 compared to $123,115 in same period in 1998. This expense was primarily the result of goodwill and capitalized software associated with the SolCom acquisition in March 1999 and the goodwill and customer lists associated with the acquisition of certain assets of LeeMAH, along with the impact of higher capitalized software expenses relating to the ongoing pre- general availability release research and development projects and increased equipment purchases to support the sales and infrastructure necessary to support the projected sales growth.

         Income tax provision for the three months ended June 30, 1999 was zero compared to a provision of $155,576 for the same period in 1998. The provision of zero at June 30, 1999 is the result of the additional valuation allowances recorded on the current quarter net operating loss carryforwards for federal, state and foreign purposes that the Company believes, at June 30, 1999, are more likely than not to expire unutilized.

         Net (loss) income after taxes for the three months ended June 30, 1999 was a loss of $1,157,032 compared to income of $161,144 for the same period in 1998 based on the factors discussed above.

IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D") - DESCRIPTION AND ANALYSIS

         In connection with the Company's acquisition of SolCom on March 31, 1999, the Company allocated $3,490,177 of the purchase price thereof to purchased IPR&D. The following commentary provides an update on the status of the projects included in the IPR&D analysis.

         NetworX is a New Modular product line being developed. NetworX will be the industry's first integrated platform for proactive, remote, secure management and monitoring of voice, data and video networks. It uses Dial up, Telnet or SNMP connections so that managers can monitor, evaluate and control all aspects of their networks from a single, remote point. NetworX is expected to supercede the existing modular products and is anticipated to be introduced to the public at the end of September 1999, one quarter later than previously reported at the end of fiscal year 1999. Research and development in connection with this product was approximately 95% of technological feasibility as of July 31, 1999. Acceptance of NetworX customer orders is anticipated to commence in October 1999. Research and development cost to complete technological feasibility of this project is expected to be less than $200,000 and an additional $100,000 for general release of the product.

         Sentinel products offer a range of comprehensive site management tools for centralized remote maintenance of large distributed voice and data networks. All Sentinel products will feature Alarm & Fault Management, PBX Toll Fraud Detection, Environmental Monitoring and Control as well as Security Access Management. Sentinel III, previously reported at fiscal year end 1999 as a New Modular product, was an intelligent port controller that would have combined remote monitoring and Sentinel network device management, allowing control of a network as well as a comprehensive picture of its activities. The Company elected to "re-badge" the Sentinel III to a less expensive abbreviated version of the NetworX product. The costs to complete this project are included within the NetworX cost estimates.

         The ASIC (Application Specific Integrated Circuit), a based range of Modular product, incorporates all the hardware and software required to carry out specific tasks on a single chip. This will lead to a substantial increase in processing speed and reduction in build costs. Designing the ASIC requires the Company to experience a learning curve while the engineers become familiar with this technology. Initially there will be one ASIC, but once the initial ASIC has been developed, there will be ongoing development to introduce more capabilities and features into ASICs. The ASIC development and release schedule was extended by the Company's management so it could further focus resources on other development efforts. As a result, the ASIC is only 20% completed at June 30, 1999. Its expected release date has been delayed from the first half of fiscal year 2001 and is now anticipated to be released in December 2001. Research and development costs to complete this project are estimated to be $300,000.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         During the first three months ended June 30, 1999, the Company's working capital position improved substantially as the Company raised over five million dollars in equity funds through the issuance of new shares of Common Stock in a private placement as well as the exercise of certain warrants and options. Working capital (net of deferred tax assets) at June 30, 1999 increased to a positive $3,547,071 from a negative $1,124,360 at year end March 31, 1999. This improvement was the result of increasing revenue during the quarter.

         Net cash used in operating activities during the three months ended June 30, 1999 was $4,066,138 compared to net cash used during the same period in 1998 of $766,790. The increase in net cash used was the result of higher account receivables for sales that occurred later in the quarter and reduced account payables, accrued expenses and other current liabilities due to the payment of outstanding liabilities using the cash generated during the quarter. The use of cash was partially offset by lower inventory, as the Company is producing more through contract manufacturers.

         Net cash used in investing activities during the three months ended June 30, 1999 was $560,122 compared to net cash used in during the same period in 1998 of $484,812. The increase in net cash used was primarily the result of increased development activities leading to an increase in capitalized software at June 30, 1999.

         Net cash provided by financing activities during the three months ended June 30, 1999 was $5,511,214 compared to net cash provided during the same period in 1998 of $1,191,062. The increase in net cash provided was primarily the result of a private financing of 2,000,000 shares of Common Stock, the exercise of warrants issued in connection with a previous private financing of Common Stock, and exercised stock options during the quarter. Net cash provided was also increased by borrowings under the current line of credit and a term loan.

         In October 1998, the Company entered into a line of credit agreement with United National Bank ("United") with an available balance of $2,000,000 through July 31, 1999, which was extended in July 1999 through September 30, 1999. In April 1999, the line of credit was increased to $2,250,000. At June 30, 1999 the Company had borrowed $2,250,000 against the line of credit. All business assets of the Company collateralized the line.

         In July 1999, the Company and United entered into a new agreement whereby the existing line of credit ($2,250,000) was converted into a three-year term loan. The term loan is payable in equal monthly installments commencing on October 1, 1999. The balance used on June 30, 1999 was $2,250,000. The balance as of August 12, 1999 was zero as partial of the funds raised in the August 1999 private financing of Common Stock was used to pay down the line of credit.

         From April 1999 through June 1999, the Company raised $1,618,544 through the exercise of warrants issued in connection with a private financing of Common Stock and warrants to purchase Common Stock consummated in April 1996. In addition, in June 1999, the Company raised $3,000,000 in connection with a private financing of Common Stock.

         In August 1999, the Company raised $9,500,000 in connection with a private financing of 2,000,000 shares of Common Stock. The Company used a portion of the funds received to pay down the outstanding line of credit in the amount of $2,250,000.

         The Company expects to fund the expansion of its business and operations and meet its short and long-term liquidity needs from available cash and working capital from funds derived from future operating revenue as well as through additional financing from outside sources. The Company currently believes that it will have sufficient cash flows to meet its operational needs over the next twelve months.

YEAR 2000

         GENERAL

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish the twentieth century dates. The Company uses software and related technologies that will be effected by the "Year 2000 problem." The Company began the process of identifying the changes required to their computer programs and hardware during 1996. The Company believes that all of its major programs and hardware are Year 2000 compliant. The Company believes that it will not incur any significant costs between now and January 1, 2000 to resolve Year 2000 issues. However, there can be no assurance that other companies' computer systems and applications on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the company's systems and operations. Furthermore, there can be no assurance that the software that the Company uses which has been designed to be Year 2000 compliant contains all necessary date code changes.

         THIRD PARTIES

         The Company has also initiated formal communications with significant supplies and other key third parties to determine the extent to which the Company is vulnerable to those third parties failure to resolve their own Year 2000 compliance issues. There can be no assurance that the systems or other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's results of operations.

         RISK ASSESSMENT/CONTINGENCY PLANNING

         At this time, the Company believes its most reasonable likely worst case scenario would include (i) a key material vendor or service provider experiencing problems with delivery of materials, components or services; (ii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electric, telephone, transportation, Internet services, etc.). As noted above, the Company is evaluating the Year 2000 compliance status of its key third-party vendors to identify potential risks for contingency planning purposes. The Company anticipates that appropriate contingency plans will be prepared throughout 1999 as determined to be necessary.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                           27. Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           The Company filed a Current Report on Form 8-K on April 9, 1999 to report the consummation of the Company's acquisition of all of the outstanding share capital of SolCom Systems Limited on March 31, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 16, 1999

                                  ION NETWORKS, INC.



                                  /s/ Stephen B. Gray
                                  ----------------------------------------------
                                     Stephen B. Gray, President, Chief Executive
                                     Officer and Chief Operating Officer




                                  /s/ Kenneth G. Hay
                                  ----------------------------------------------
                                    Kenneth G. Hay, Chief Financial Officer and
                                    Treasurer (Principal Financial Officer)