Form 10QSB
period 1999-09-30
ION NETWORKS INC
filed 1999-11-17
CIK 754813

THIS DOCUMENT IS A COPY OF THE COMPANY'S
                     FORM 10-QSB FILED ON NOVEMBER 15, 1999
               PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                               ION NETWORKS, INC.
                     -------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)


                Delaware                                 22-2413505
     (State or Other Jurisdiction of        (IRS Employer Identification Number)
     Incorporation or Organization)

            1551 South Washington Avenue Piscataway, New Jersey 08854
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 529-0100
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

                   21 Meridian Road, Edison, New Jersey 08820
                 -----------------------------------------------
                 (Former Address of Principal Executive Offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                       No ___

There were 13,364,953 shares of Common Stock outstanding as of November 9, 1999.

Transitional Small Business Disclosure Format:

          Yes [_]                       No [X]

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Condensed Consolidated Financial Information                        2

         Condensed Consolidated Balance Sheets as of September 30, 1999
             and March 31, 1999 (Unaudited)                                  3

         Condensed Consolidated Statements of Operations for the Three
             and Six Months ended September 30, 1999 and September 30,
             1998
             (Unaudited)                                                     4

         Condensed Consolidated Statements of Cash Flows for the Six
             Months ended September 30, 1999 and September 30, 1998
             (Unaudited)                                                     5

         Condensed Consolidated Statement of Stockholders' Equity for the
             Six Months ended September 30, 1999 (Unaudited)                 6

Notes to Condensed Consolidated Financial Statements (Unaudited)             7

Item 2.  Management's Discussion and Analysis                                9

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                              15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  17

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB/A for the year ended March 31, 1999.

                                         ION Networks, Inc. and Subsidiaries
                                        Condensed Consolidated Balance Sheets
                                                     (Unaudited)


                                                                     September 30,        March 31,
ASSETS                                                                   1999               1999
                                                                     -------------        ---------
Current assets:
  Cash and cash equivalents                                          $  6,860,670       $   165,994
  Accounts receivable,  net of allowance for doubtful
    accounts of $245,000 and $150,000,                                  5,840,953         3,092,867
  Other receivables                                                     1,005,682                --
  Inventory, net                                                        1,345,863         2,554,643
  Deferred tax assets                                                     418,561           422,310
  Prepaid expenses and other current assets                               220,591           433,031
                                                                      -----------        ----------
         Total current assets                                          15,692,320         6,668,845
Property and equipment at cost, net of accumulated
    depreciation of $1,301,280 and $991,347, respectively               1,539,931         1,010,369
Capitalized software, less accumulated amortization of
    $3,104,869 and $1,951,715, respectively                             5,016,649         5,350,388
Noncurrent deferred tax assets, net                                            --                --
Goodwill and other acquisition  - related intangibles, less
    accumulated amortization of $550,417 and $63,810,
    respectively                                                        2,418,633         2,905,240
Security deposits                                                          38,610            38,633
                                                                       ----------        ----------
         Total assets                                                 $24,706,143       $15,973,475
                                                                       ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portiion of long-term debt                                  $   194,528       $   488,948
  Accounts payable and accrued expenses                                 3,209,412         3,890,152
  Accrued payroll and related liabilities                                 509,255           813,266
  Deferred income                                                         203,441           269,457
  Other current liabilities                                               597,274         1,909,072
                                                                      -----------       -----------
         Total current liabilities                                      4,713,910         7,370,895

Deferred tax liabilities, net                                             184,527           188,276
Long-term debt                                                            534,044         2,013,266
Committments and contingencies
Stockholders' equity:
  Preferred  stock-par value $.001 per share;  authorized 1,000,000
   shares, none issued                                                         --                --
  Common stock, par value, $.001 per share; authorized 50,000,000 shares issued 13,002,457 shares and outstanding 12,940,426 at
    September 30, 1999;  issued  8,286,670 shares and outstanding
    8,224,639 shares at March 31, 1999                                     13,002             8,287
  Additional paid-in capital                                           29,520,416        14,858,560
  Accumulated deficit                                                 (10,007,235)       (8,228,641)
  Accumulated other comprehensive income                                  (45,322)          (29,969)
                                                                      -----------        ----------
                                                                       19,480,861         6,608,237
Less-Treasury  stock 62,031  shares,  at cost, at September 30,
    1999 and March 31, 1999                                              (207,199)         (207,199)
                                                                       ----------        ----------
Total stockholders' equity                                             19,273,662         6,401,038
                                                                       ==========        ==========
Total liabilities and stockholders' equity                            $24,706,143       $15,973,475
                                                                       ==========        ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ION Networks, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                              Three months ended               Six months ended
                                                                 September 30,                   September 30,
                                                               1999          1998           1999             1998
                                                            ----------    ----------     -----------      ----------
Revenue...............................................      $5,792,325    $3,213,930     $10,681,346      $6,177,903

Cost of sales.........................................       2,048,130     1,056,431       3,656,004       2,064,436
                                                             ---------     ---------      ----------       ---------
Gross margin..........................................       3,744,195     2,157,499       7,025,342       4,113,467

  Research and development expenses...................         636,740       568,721       1,739,866         932,638
  Selling general and administration..................       2,674,686     1,346,220       5,020,551       2,491,803
  Depreciation and amortization.......................       1,016,169       142,660       1,939,820         265,775
                                                             ---------     ---------      ----------       ---------
(Loss) income from operations.........................        (583,400)       99,898      (1,674,895)        423,251

Interest income.......................................          48,318         2,869          48,318           5,205
Interest (expense)....................................         (86,481)      (21,311)       (152,017)        (30,280)
                                                             ---------     ---------      ----------       ---------
(Loss) income before income tax (benefit) expense.....        (621,563)       81,456      (1,778,594)        398,176
                                                             ---------     ---------      ----------       ---------
    Income tax (benefit) expense......................              --        (6,985)             --         148,591

Net (loss) income)....................................       $(621,563)      $88,441     $(1,778,594)       $249,585
                                                             =========     =========      ==========       =========
Per share data
Net (loss) income per share
  Basic...............................................          $(0.05)        $0.02          $(0.16)          $0.05
  Diluted.............................................          $(0.05)        $0.01          $(0.16)          $0.04
Weighted average number of common shares outstanding:
  Basic...............................................      11,391,360     5,425,588      11,218,396       5,394,872
  Diluted.............................................      11,391,360     6,465,558      11,218,396       6,595,893


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       ION Networks, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                       For Six months ended September 30,
                                   (Unaudited)


                                                                             1999                1999
                                                                         ------------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income..............................................          (1,778,594)          $294,585
Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Depreciation and amortization.........................           1,939,820            314,579
         Provision for doubtful accounts.......................              95,434             (3,987)
         Deferred tax provisions...............................                  --            127,902
Changes in operating assets and liabilities:
  (Increase) decrease in
         Accounts receivable...................................          (2,843,520)          (882,557)
         Inventory.............................................             203,098           (350,723)
         Prepaid expenses and other current assets.............             212,440           (259,025)
         Security deposits.....................................                  23             (3,780)
Increase (decrease) in
  Accounts payable and accrued expenses........................            (680,740)           336,560
  Accrued payroll and related liabilities......................            (304,011)            23,301
  Deferred income..............................................             (66,016)           147,204
  Other current liabilities....................................          (1,311,798)            28,726
                                                                        -----------         ----------
Net cash used in operating activities..........................          (4,533,864)          (272,215)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment........................            (736,725)          (408,562)
  Capitalized software.........................................            (927,664)          (297,884)
  Other assets.................................................                  --           (732,600)
                                                                        -----------         ----------
Net cash used in investing activities.........................           (1,664,389)        (1,439,046)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving line of credit.......................             253,720            600,000
  Proceeds from debt issuance..................................             450,000                 --
  Principal payments on debt...................................          (2,477,362)           (30,009)
  Proceeds from sale of common stock...........................          14,666,571            902,254
                                                                        -----------         ----------
Net cash provided by financing activities......................          12,892,929          1,472,245
                                                                        -----------         ----------
Net increase (decrease) in cash................................           6,694,676           (239,016)
Cash and cash equivalents, beginning of year...................             165,994            507,726
Cash and cash equivalents, end of period.......................         $ 6,860,670            268,710
                                                                         ==========         ==========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                                  ION NETWORKS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                                                             (Unaudited)



                                                                                     Accumulated
                                                        Additional                      Other                       Total
                                                         Paid-in      Accumulated   Comprehensive   Treasury    Stockholders'
                                Shares     Par Value     Capital       Deficit         Income        Stock         Equity
                                ------     ---------   ------------   -----------   -------------   ---------   -------------
Balance March 31, 1999        8,286,670    $  8,287    $ 14,858,560   $(8,228,641)   $ (29,969)    $ (207,199)   $ 6,401,038

Net loss                                                               (1,778,594)                                (1,778,594)

Issuance of common stock      3,557,126       3,557      12,809,508                                               12,813,065

Exercise of stock options
   and warrants               1,158,661       1,158       1,852,348                                                1,853,506

Translation adjustments                                                                (15,353)                      (15,353)
                             ----------    --------     -----------   -----------     --------       ---------    ----------
Balance September 30, 1999   13,002,457    $ 13,002    $ 29,520,416  $(10,007,235)   $ (45,322)     $ (207,199)  $19,273,662
                             ==========    ========     ===========   ===========     ========       =========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of September 30, 1999 and March 31, 1999, the condensed consolidated statements of operations for the three and six month periods ended September 30, 1999 and for the same periods in 1998 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at September 30, 1999 and 1998 have been made.

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

Note 2 -- Inventory
-------------------

Inventory, net of reserve for obsolescence of $52,200 and $185,000 at September 30, 1999 and March 31, 1999, respectively, consists of the following:

                                  September 30, 1999      March 31, 1999
                                  ------------------      --------------

Raw materials                        $   471,680           $ 1,570,150
Work in process                          342,056               223,229
Finished goods                           532,127               761,264
                                     -----------           -----------
Total                                $ 1,345,863           $ 2,554,643
                                     ===========           ===========

During the six months ended September 30, 1999, the Company entered into an arrangements with acertain contract manufacturers. In order to consummate such arrangement, the Company transferred raw material inventory to the outside manufacturers. This inventory in the amount of $1,005,682 at September 30, 1999 has been classified as other receivablesan account receivable. The transfer of the inventory had no impact on cash flows.

Note 3 -- Earnings Per Share:
-----------------------------

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

                                             Three Months    Three Months    Six Months    Six Months
                                                 Ended           Ended          Ended        Ended
                                                9/30/99         9/30/98        9/30/99      9/30/98
                                             ------------    ------------    ----------    ----------
Weighted Average # of Shares Outstanding       11,391,360      5,425,588     11,218,396    5,394,872
Incremental Shares for Common Equivalents         715,210      1,039,970        562,312    1,201,021
                                               ----------      ---------     ----------    ---------
Diluted Shares Outstanding                     12,106,570      6,465,558     11,780,708    6,595,893
                                               ==========      =========     ==========    =========

The potential common shares of 715,210 and 562,312, respectively, were excluded from the computation of diluted earnings per share for the three and six months ended September 30, 1999 because their inclusion would have had an antidilutive effect on earnings per share due to the Company's net loss for each respective period.

Note 4 -- Comprehensive Income:
-------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS) No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net (loss) income per the financial statements and comprehensive income.

                                                 Six Months         Six Months
                                                    Ended              Ended
                                                   9/30/99            9/30/98
                                                -------------       ----------
Net (loss) income                               $ (1,778,594)       $ 249,585
Effect of foreign currency translation               (15,353)         (10,241)
                                                ------------        ----------
Comprehensive (loss) income                     $ (1,793,947)       $ 239,344
                                                =============       =========

Note 5 -- Contingent Liabilities:
---------------------------------

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

Note 6 -- Borrowings:
---------------------

On May 5, 1999, the Company entered into a borrowing agreement for $300,000. This borrowing is collateralized by the property and equipment of the Company. The loan with a term of 3 years is payable monthly at an interest rate of 8.5%. Future principal repayment under this loan is $94,310 for the year ended September 30, 2000.

Note 7 -- Related Party Transaction:
------------------------------------

The Company borrowed funds from a director of the Company in the amount of $150,000 on April 14, 1999. This amount was fully repaid along with a market rate of interest during the quarter ended June 30, 1999.

Note 8 -- Income Taxes:
-----------------------

The Company has recorded a valuation allowance against a portion of the federal and state net operating loss carry forwards and a full valuation allowance against the foreign net operating loss carryforwards and the research and development credit as management believes, at September 30, 1999, that it is more likely than not that substantially all of the net operating loss carryforwards and credits will expire without being utilized.

The increase in the valuation allowance is due primarily to the current six months net operating loss carryforwards for federal and state purposes, $392,750 -- tax effected, and foreign purposes, $146,350 -- tax effected, and research and development credits, $10,000, offset by the utilization of a small portion of foreign net operating loss carryforwards, ($4,500) -- tax effected, during the six months ended September 30, 1999.

The Company's non NOL-related deferred tax assets recorded are expected to be utilized as the Company has sufficient taxable temporary differences that will reverse in the future.

Note 9 -- Financing
-------------------

In August 1999 the Company raised net $9,500,000 in connection with a private financing of Common Stock. The Company used a portion of the funds received to pay fees related with the placement, as well as, to pay down the outstanding line of credit in the amount of $2,250,000.

Note 10 -- Subsequent Events
----------------------------

In November 1999, the Company entered into a line of credit agreement with United National Bank which increased the previous $2,250,000 line of credit which expired on July 31, 1999 to $2,500,000 available to July 31, 2000.

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

RESULTS OF OPERATIONS

For the three months  ended  September  30, 1999  compared to the same period in
1998

         Revenue for the three months ended September 30, 1999, was $5,792,325 compared to revenue of $3,213,930 for the same period in 1998, an increase of $2,578,395 or 80.2%. The increase was primarily from increased product sales from the Company's current range of products (with the Sentinel 2000 products in particular), higher professional services income and the inclusions of revenue obtained as the result of the acquisition of SolCom Systems Limited ("SolCom") in March 1999 and the asset purchase from LeeMAH DataCom Securities Corporation ("LeeMAH") in February of 1999, resulting in a new division called Secur@ccess. During the quarter, the Company developed and licensed the rights to certain customized modules of its software via a perpetual license agreement to an existing customer for approximately $1.2 million. This development and licensing had a positive effect on the gross margins of the Company in the second quarter. The Company has no future obligations to the customer with respect to this development and the licensed software. The Company is in negotiations with the customer for additional modules of software product which may be perpetually licensed in the last half of fiscal 2000.

         Cost of goods sold for the three months ended September 30, 1999 was $2,048,130 compared to $1,056,431 for the same period in 1998, an increase of 93.9%, as the result of increased business activity. Cost of goods sold as a percentage of revenue increased to 35.4% of revenue for the three months ended September 30, 1999 compared to 32.9% for the same period in 1998. During the first quarter of fiscal year 2000 the Company began to use contract manufacturers for more of its production, which was previously performed in-house, in order to keep pace with volume growth and to better utilize its working capital. The Company anticipates future cost savings as the relationships with such contract manufacturers continue to expand.

         Research and development expense net of capitalized software development, for the three months ended September 30, 1999 was $636,740 compared to $568,721 for the same period in 1998. As a percentage of revenue, research and development expenses decreased to 11.0% compared to 17.7% for the same period in 1998. The increase in dollars was due to the assimilation of SolCom's and LeeMAH's research and development efforts into the Company's existing research and development efforts in order to provide further support and enhancements in developing the next generation of products, as well as, to support the growing Sentinel 2000 products, the impact of materials necessary to construct prototypes of the new product prior to their sales launch, and the general release of two new products.

         Selling, general and administrative expenses for the three months ended September 30, 1999 were $2,674,686 compared to $1,346,220 for the same period in 1998. As a percentage of revenue, selling general and administrative expenses increased to 46.2% compared to 41.9% for the same period in 1998. This increase in dollars and percentage of revenue was primarily from the Company's aggressive growth plans and the sales and marketing support thereto, as well as the increased existing product growth and projected new product introductions, coupled with the acquisition of SolCom and of Secur@ccess.

         Depreciation and amortization expense, which includes amortization of capitalized software, goodwill and other acquisition related intangibles, along with depreciation on equipment, furniture and fixtures, was $1,016,169 for the three months ended September 30, 1999 compared to $142,660 in the same period in 1998. The increased expense was primarily the result of the goodwill and capitalized software associated with the SolCom acquisition in March 1999 and the acquisition of certain assets associated with LeeMAH in February 1999, along with the impact of increased levels of capitalized software related to research and development projects.

         Income tax provision for the three months ended September 30, 1999 was $0 compared to a benefit of $6,985 for the same period in 1998. The provision of $0 at September 30, 1999 was the result of the additional valuation allowance recorded on the current quarter net operating loss carryforwards for federal, state, and foreign purposes that the company believes, at September 30, 1999, are more likely than not to expire unutilized.

         Net (loss) income after taxes for the three months ended September 30, 1999 was a loss of $621,563 compared to income of $88,441 for the same period in 1998 based on the factors discussed above.

For the six months ended September 30, 1999 compared to the same period in 1998

         Revenue for the six months ended September 30, 1999, was $10,681,346 compared to revenue of $6,177,903 for the same period in 1998, an increase of $4,503,443 or 72.9%. The increase was primarily from increased product sales from the Company's current range of products (with the Sentinel 2000 products in particular)sales volumes of Sentinel 2000 product, higher second quarter professional services income and the inclusion of revenue obtained as the result of the acquisitions of SolCom in March 1999 and certain assets from LeeMAH in February 1999, resulting in a new division called Secur@ccess. During the six months, the Company developed and licensed the rights to certain customized modules of its software via a perpetual license agreement to an existing customer for approximately $1.2 million. This development and licensing had a positive effect on the gross margins of the Company in the first half of the fiscal year. The Company has no future obligations to the customer with respect to this development and the licensed software. The Company is in negotiations with the customer for additional modules of software product which may be perpetually licensed in the last half of fiscal 2000.

         Cost of goods sold for the six months ended September 30, 1999 was $3,656,004 compared to $2,064,436 for the same period in 1998, an increase of 77.1%, as a result of increased business activity. Cost of goods sold as a percentage of revenue increased to 34.2% for the six months ended September 30, 1999 compared to 33.4% for the same period in 1998, due to the impact of higher professional services income in the second quarter. During the first half of fiscal year 2000 the Company began to use contract manufacturers for more of its production, which was previously performed in-house, in order to keep pace with volume growth and to better utilize its working capital. The Company anticipates future cost savings as the relationships with such contract manufacturers continue to expand.

         Research and development expenses, net of capitalized software development, for the six months ended September 30, 1999 was $1,739,886 compared to $932,638 for the same period in 1998. As a percentage of revenue, research and development expenses increased to 16.3% compared to 15.1% for the same period in 1998. The increase in both dollars and percentage of revenue was due to the assimilation of SolCom's and LeeMAH's research and development efforts into the Company's existing research and development efforts in order to provide further support and enhancements in developing the next generation of products, as well as to support the growing Sentinel 2000 products, the impact of materials necessary to construct prototypes of the new products prior to their sales launch, and the general release of two new products.

         Selling, general and administrative expenses for the six months ended September 30, 1999 were $5,020,551 compared to $2,491,803 for the same period in 1998. As a percentage of revenue, selling general and administrative expenses increased to 47.0% compared to 40.3% for the same period in 1998. This increase results primarily from the Company's aggressive growth plans and the sales and marketing support thereto, as well as the increased existing product growth and projected new product introductions, coupled with the acquisition of SolCom and establishment of the Secur@ccess division.

         Depreciation and amortization expense, which includes amortization of capitalized software and goodwill, along with depreciation on equipment, furniture and fixtures, was $1,939,820 for the six months ended September 30, 1999 compared to $265,775 in same period in 1998. The increased expense was primarily the result of the goodwill and capitalized software associated with the SolCom acquisition in March 1999 and the acquisition of certain assets from LeeMAH, along with the impact of a higher capitalized software expenses associated with new research and development projects and increased equipment purchases to support the sales and infrastructure necessary to support the project sales growth.

         Income tax provision for the six months ended September 30, 1999 was $0 compared to a provision of $148,591 for the same period in 1998. The provision of $0 at September 30, 1999 is the result of the additional valuation allowance recorded on the current period net operating loss carryforwards for federal, state, and foreign purposes that the Company believes, at September 30, 1999, are more than likely to expire unutilized.

         Net (loss) income after taxes for the six months ended September 30, 1999 was a loss of $1,778,594 compared to income of $249,585 for the same period in 1998 based on the factors discussed above.

IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D")  - DESCRIPTION AND ANALYSIS

         In connection with the Company's acquisition of SolCom in the fourth quarter of fiscal 1999, the Company allocated $3,490,177 of the purchase price thereof to purchased IPR&D. The following provides an update on the status of the projects included in the IPR&D analysis.

         NetworX is a New Modular product line being developed. NetworX will be the industry's first integrated platform for proactive, remote, secure management and monitoring of voice, data and video networks. It uses Dial up, Telnet or SNMP connections so that managers can monitor, evaluate and control all aspects of their networks from a single, remote point. NetworX Version 1 was released in September 1999, with new daughter cards for Frame Relay (E1, T1, and V series) expected to be fully released in January 2000.

         Sentinel III products offer a range of comprehensive site management tools for centralized remote maintenance of large distributed voice and data networks. All Sentinel products will feature Alarm & Fault Management, PBX Toll Fraud Detection, Environmental Monitoring and Control as well as Security Access Management. Sentinel III, previously reported at fiscal year end as a New Modular product, was an intelligent port controller that would have combined remote monitoring and Sentinel network device management, allowing control of a network as well as a comprehensive picture of its activities. The Company elected to re-badge the Sentinel III to a less expensive (slower processer, less memory, etc.) version of the NetworX product.

         The Company is currently developing an ASIC (Application Specific Integrated Circuit), a based range of Modular product, that will incorporate all the hardware and software required to carry out specific tasks on a single chip. This will lead to a substantial increase in processing speed and reduction in build costs. Designing the ASIC requires the Company to experience a learning curve while the engineers become familiar with this technology. Initially there will be one ASIC but once the initial ASIC has been developed, there will be an ongoing development to introduce more capabilities and features into ASICs. The ASIC was put on hold by management to further focus resources other development efforts. As a result the ASIC is only 20% completed at September 30, 1999. Its expected release date has been pushed back from the first half of fiscal year 2001 and is now expected to be December 2001. Research and development costs to complete are estimated to be in excess of $350,000.

Financial Condition and Capital Resources

         During the first six months ended September 30, 1999, the Company's working capital position improved substantially as the Company raised over $14.5 million dollars in equity funds through the issuance of new shares in private placements, as well as the exercise of certain warrants and options. Working capital (net of deferred tax assets) at September 30, 1999 increased to a positive $10,559,849 from a negative $1,124,360 at March 31, 1999.

         Net cash used in operating activities during the six months ended September 30, 1999 was $4,533,864 compared to net cash used in during the same period in 1998 of $272,215. The increase in net cash used was the result of higher account receivables for sales and professional services that occurred later in the quarter, reduced account payables, accrued expenses and other current liabilities due to the payment of outstanding liabilities using the cash generated during the quarter.

         Net cash used in investing activities during the six months ended September 30, 1999 was $1,664,389 compared to net cash used in during the same period in 1998 of $1,439,046. The increase in net cash used was primarily the result of increased development activities leading to an increase in capitalized software at September 30, 1999 and purchases of furniture and equipment for the Company's new headquarters.

         Net cash provided by financing activities during the six months ended September 30, 1999 was $12,892,929 compared to net cash provided during the same period in 1998 of $1,472,245. The increase in net cash provided was primarily the result of two private sales (as described further below) of Common Stock, along with the proceeds from the exercise of warrants issued in connection with the first private sale in June 1999, as well as the exercise of certain employee stock options. Net cash provided was partially offset by full payment of the Company's line of credit with a portion of the funds received in the second private sale of common stock.

         From April 1999 through September 1999, the Company raised $1,853,506 through the exercise of warrants issued in connection with a private financing of Common Stock and warrants to purchase Common Stock consummated in April 1996 as well as the exercise of certain employee stock options. In June 1999, the Company raised net $3,313,065 in connection with a private financing of Common Stock.

         In August 1999 the Company raised net $9,500,000 in connection with a private financing of Common Stock. The Company used a portion of the funds received to pay down the outstanding line of credit in the amount of $2,250,000.

         In October 1998, the Company entered into a line of credit agreement with United National Bank with an available balance of $2,000,000 through July 31, 1999, which was extended in July 1999 through September 30, 1999. In April 1999, the line of credit was increased to $2,250,000. On September 9, 1999 this line of credit was paid down in full with some of the proceeds of the August 1999 private financing. On September 30, 1999 the line of credit expired.

         In November 1999, the Company entered into a line of credit agreement with United National Bank which increased the previous $2,250,000 line of credit to $2,500,000, available through July 31, 2000.

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

YEAR 2000
---------

General

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish the twentieth century dates. The Company uses software and related technologies that are affected by the "Year 2000 problem." The Company began the process of identifying the changes required to their computer programs and hardware during 1996. The Company believes that all of its major programs and hardware are Year 2000 compliant. The Company believes that it will not incur any significant costs between now and January 1, 2000 to resolve Year 2000 issues. However, there can be no assurance that other companies' computer systems and applications on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the company's systems and operations. Furthermore, there can be no assurance that the software that the Company uses which has been designed to be Year 2000 compliant contains all necessary date code changes.

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

Risk Assessment/Contingency Planning

         At this time, the Company believes its worst case scenario regarding the Year 2000 problem would include (i) a key material vendor or service provider experiencing problems with delivery of materials, components or services; (ii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electric, telephone, transportation, Internet services, etc.). As noted above, the Company is evaluating the Year 2000 compliance status of its key third-party vendors to identify potential risks for contingency planning purposes. The Company anticipates that appropriate contingency plans will be prepared throughout 1999 as determined to be necessary.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On August 6, 1999, the Company issued an aggregate of 2,000,000 shares of Common Stock at a price of $4.75 per share to a group of accredited investors in consideration of an amount equal to $9,500,000, pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 21, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "1999 Meeting").

         At the 1999 Meeting, the Company's Shareholders elected six directors to serve until the 2000 Annual Meeting of Shareholders and until their successors shall be elected and qualified. The vote for such directors was as follows:

              NAME                      FOR                AGAINST
              ----                      ---                -------

(a)     Stephen M. Deixler          10,190,395             14,820
(b)     Stephen B. Gray             10,190,395             14,820
(c)     Michael Romsky              10,190,895             13,320
(d)     Alexander C. Stark, Jr.     10,190,895             13,320
(e)     Alan Hardie                 10,190,495             13,720
(f)     William Martin Ritchie      10,190,495             13,720

In addition to electing the directors, the Company's shareholders voted with respect to the following matters:

1. An amendment to the Certificate of Incorporation of the Company to increase the authorized preferred stock to provide for the authority of the Board of Directors to issue preferred stock in series from time to time. 5,981,304 votes were cast in favor of the approval of such amendment, representing approximately 59% of the votes cast at the meeting with respect to this proposal, 112,812 votes were case in opposition thereto and 12,225 votes abstained.

2. Certification and approval of the appointment of Pricewaterhouse Coopers LLP to serve as the Company's independent accountants for the fiscal year ending March 31, 2000. 10,154,240 votes were cast in favor of the appointment, representing approximately 99.5% of the votes cast at the Meeting with respect to this proposal, 44,350 votes were cast in opposition thereto and 6,625 votes abstained.

ITEM 5.  OTHER INFORMATION.
         ------------------

On August 20, 1999, the Company filed with the SEC a registration statement on form S-3, registering 4,893,991 shares of the Company's Common Stock, consisting of shares issued in two private financings, one in June 1999 and one in August 1999, various shares issued pursuant to the exercise of certain warrants issued in connection with both private financings, as well as shares issued in connection with the acquisition by the Company of the shares of Solcom Systems Limited.

On September 21, 1999, at the Board of Directors' meeting following the Annual Meeting of Shareholders, the following people were appointed as officers of the Company until their successors are duly appointed and qualified:

Stephen B. Gray           -      President and Chief Executive Officer
Kenneth B. Hay            -      Chief Financial Officer and Treasurer
Michael Radomsky          -      Executive Vice President and Secretary
Peter A. Wilson           -      Executive Vice President-- Marketing
Kevin Latraverse          -      Executive Vice President-- Sales

         In addition, Stephen M. Diexler and Alexander C. Stark Jr. were elected as members of the Company's Nominating Committee, Compensation/Stock Option Committee, Audit Committee and Strategy Committee. Stephen B. Gray was elected as a member of the Company's Nominating Committee. Alan Hardie was elected as a member of the Company's Audit Committee and Strategy Committee, and William Martin Ritchie was elected as a member of the Company's Strategy Committee. All of the above elections are effective until successors are duly elected and qualified.

         On October 18, 1999, at a meeting of the Board of Directors, the directors of the Company appointed Mr. Barauch Halpern as an additional director, and appointed Stephen M. Diexter as the Chairman of the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------
        (a)   Exhibits:

              27. Financial Data Schedule

        (b)   Reports on Form 8-K:

              No Reports on Form 8-K were filed during the quarter.

SIGNATURES
----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 15, 1999



                             ION NETWORKS, INC.


                             /s/ Stephen B. Gray
                             ___________________________________________________
                             Stephen B. Gray, President, Chief Executive Officer


                             /s/ Kenneth G. Hay
                             ___________________________________________________
                             Kenneth G. Hay, Chief Financial Officer and
                               Treasurer (Principal Financial Officer)