Form 10QSB
period 1999-12-31
ION NETWORKS INC
filed 2000-02-10
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  ---
/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

         For the quarterly period ended December 31, 1999

                                                                 OR
  ---
/___/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                          Commission File No.: 0-13117
                                               -------

                               ION NETWORKS, INC.
                               -------------------
              (Exact Name of Small Business Issuer in Its Charter)

               Delaware                             22-2413505
               -------                              ----------
  (State or Other Jurisdiction of       (IRS Employer Identification Number)
  Incorporation or Organization)

            1551 South Washington Avenue Piscataway, New Jersey 08854
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 529-0100
                                ----------------
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                       No
   ----                        -----

There were 14,220,321 shares of Common Stock outstanding as of January 31, 2000.

Transitional Small Business Disclosure Format:

Yes                          No   X
    ----                       ------

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1999



PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.  Condensed Consolidated Financial Information                        2

         Condensed Consolidated Balance Sheets as of December 31, 1999
             and March 31, 1999 (Unaudited)                                  3

         Condensed Consolidated  Statements of Operations for the Three
             and Nine Months  ended  December 31, 1999 and December 31,
             1998
             (Unaudited)                                                     4

         Condensed  Consolidated  Statements of Cash Flows for the Nine
             Months ended December 31, 1999 and December 31, 1998
             (Unaudited)                                                     5

         Condensed Consolidated Statement of Stockholders' Equity for the
             Nine Months ended December 31, 1999 (Unaudited)                 6

Notes to Condensed Consolidated Financial Statements (Unaudited)             7

Item 2.           Management's Discussion and Analysis                       9

PART II. OTHER INFORMATION

Item 5.           Other Information                                         15

Item 6.           Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                                  16

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION
         --------------------------------------------

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



                                             ION NETWORKS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)
                                                                                           December 31,          March 31,
                                                                                               1999                1999
                                                                                         -----------------    ----------------
ASSETS
Current assets:
       Cash and cash equivalents................................................             $ 11,854,318          $  165,994
Accounts receivable, net of allowance for doubtful accounts
       of $283,607 and $150,000, respectively...................................                4,057,034           3,092,867

       Other receivables........................................................                        -                   -
       Inventory, net ..........................................................                1,512,693           2,554,643
       Deferred tax assets......................................................                  539,539             422,310
       Prepaid expenses and other current assets................................                  153,404             433,031
                                                                                         ----------------     ---------------
          Total current assets..................................................               18,116,988           6,668,845
Property and equipment at cost, net of accumulated depreciation of $ 1,381,601
       and  $991,347,  respectively ............................................                1,561,553           1,010,369
Capitalized software, less accumulated amortization of
       $3,140,933 and $1,951,715, respectively..................................                4,448,354           5,350,388
Goodwill and other acquisition - related intangibles, less
       accumulated amortization of $795,226 and $63,810, respectively...........                2,173,824           2,905,240
Security deposits...............................................................                   31,993              38,633
                                                                                         -----------------    ---------------
       Total assets.............................................................             $ 26,332,712        $ 15,973,475
                                                                                         =================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt.........................................               $  178,243          $  488,948
      Accounts payable and accrued expenses ....................................                2,115,743           3,890,152
      Accrued payroll and related liabilities ..................................                  550,434             813,266
      Deferred income ..........................................................                  177,321             269,457
      Other current liabilities ................................................                  417,433           1,909,072
                                                                                         -----------------    ----------------
         Total current liabilities .............................................                3,439,174           7,370,895
Deferred tax liabilities, net ..................................................                  305,505             188,276
Long-term debt .................................................................                  486,131           2,013,266
Commitments and contingencies
Stockholders' equity:
         Preferred stock-par value $.001 per share; authorized 1,000,000
            shares, none issued ................................................                        -                   -
Common   stock, par value $.001 per share;  authorized 50,000,000 shares, issued
         13,947,862  shares and  outstanding  13,885,831  shares at December 31,
         1999; issued 8,286,670 shares and outstanding
         8,224,639 shares at March 31 1999......................................                   13,948               8,287
Additional paid-in capital......................................................               33,128,496          14,858,560
Accumulated deficit ............................................................             (10,806,176)          (8,228,641)
Accumulated other comprehensive income..........................................                 (27,167)             (29,969)
                                                                                         -----------------     ---------------
                                                                                               22,309,101           6,608,237
Less-Treasury stock 62,031 shares, at cost at December 31, 1999 and
         March 31, 1999.........................................................                 (207,199)           (207,199)
                                                                                         -----------------     ---------------
Total stockholders' equity......................................................               22,101,902           6,401,038
                                                                                         -----------------     ---------------
Total liabilities and stockholders' equity......................................             $ 26,332,712        $ 15,973,475
                                                                                         =================    ================



The accompanying notes are an integral part of these condensed consolidated financial statements.




                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended                  Nine months ended
                                                                    December 31,                       December 31,
                                                                1999             1998             1999              1998
                                                           ---------------  ---------------  ----------------  ----------------
Revenue                                                        $6,338,988       $3,273,701      $ 17,020,334        $9,451,604

Cost of sales.........................................          2,376,852        1,372,154         6,032,612         3,436,590
                                                          ---------------  ---------------  ----------------  ----------------

Gross margin..........................................          3,962,136        1,901,547        10,987,722         6,015,014

           Research and development expenses............        1,251,498          637,852         2,991,365         1,556,402

           Selling, general and administration .........        2,549,829        1,469,189         7,569,472         3,926,276

           Depreciation and amortization ...............        1,016,833           96,037         2,956,653           410,616
                                                          ---------------  ---------------  ----------------  ----------------

(Loss) income from operations.........................           (856,024)        (301,531)       (2,529,768)          121,720

Interest income.......................................             75,020                -           123,679             5,139

Interest expense......................................            (17,938)         (25,445)         (171,446)          (55,725)
                                                           ---------------  ---------------  ----------------  ----------------

(Loss) income before income tax (benefit) expense.....        $  (798,942)        (326,976)       (2,577,535)           71,134
                                                           ---------------  ---------------  ----------------  ----------------

           Income tax (benefit) expense.................                -         (108,868)                -            39,723

                                                           ===============  ===============  ================  ================
Net (loss) income.....................................        $  (798,942)      $ (218,108)     $ (2,577,535)        $  31,411
                                                           ===============  ===============  ================  ================


PER SHARE DATA
Net (loss) income per share
           Basic........................................       $   (0.06)       $    (0.04)        $   (0.22)         $   0.01
           Diluted......................................       $   (0.06)       $    (0.04)        $   (0.22)                -

Weighted average number of common shares outstanding:
           Basic........................................       13,378,574        5,465,331        11,499,791         5,490,922
           Diluted......................................       13,378,574        5,465,331        11,499,791         6,455,398

The accompanying notes are an integral part of these condensed consolidated financial statements.







                                             ION NETWORKS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED DECEMBER 31,
                                                         (UNAUDITED)
                                                                                             1999                   1998
                                                                                       -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income...........................................................          $ (2,577,535)              $  31,411
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization.............................................             2,956,653                 410,616
      Provision for doubtful accounts...........................................               133,607                 (30,751)
      Provision for product warranty                                                            30,000
      Noncash stock-based compensation charges..................................               144,000

      Deferred tax provision ...................................................                     -                  39,723
Changes in operating assets and liabilities:
    (Increase) decrease in
      Accounts receivable ......................................................            (1,097,774)               (125,495)
      Inventory ................................................................               965,299                (611,216)
      Prepaid expenses and other current assets ................................               279,627                (307,989)
      Security deposits ........................................................                 6,640                  (4,082)

    Increase (decrease) in
      Accounts payable and accrued expenses.....................................            (1,697,758)                783,418
      Accrued payroll and related liabilities ..................................              (262,832)               (136,049)
      Deferred income ..........................................................               (92,136)                (85,900)
      Other current liabilities ................................................            (1,521,639)                (67,566)
                                                                                       ----------------      -----------------
Net cash used in operating activities ..........................................            (2,733,848)               (103,880)
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment ......................................            (1,043,336)               (383,582)
    Capitalized software .......................................................            (1,113,662)               (759,623)
    Proceeds from the sales of software licenses................................               285,414
    Other assets................................................................                     -               (1,026,064)
                                                                                       -----------------      -----------------
Net cash used in  investing activities .........................................            (1,871,584)             (2,169,269)
CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings on revolving line of credit ..................................               253,720
       Proceeds from debt.......................................................               450,000               1,300,428
       Principal payments on debt ..............................................            (2,541,560)                (30,009)
       Proceeds from sales of common stock......................................            18,131,596                 840,896
                                                                                       -----------------      -----------------
   Net cash provided by financing activities ...................................            16,293,756               2,111,315
                                                                                       -----------------      -----------------
   Net increase (decrease) in cash .............................................            11,688,324                (161,834)
   Cash and cash equivalents, beginning of year ................................               165,994                 507,726
   Cash and cash equivalents, end of period.....................................           $11,854,318               $ 345,892
                                                                                      ================       =================

The accompanying notes are an integral part of these condensed consolidated financial statements.





                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                                                                                          Accumulated
                                                       Additional                         Other                          Total
                                                         Paid-in      Accumulated     Comprehensive      Treasury    Stockholders'
                              Shares      Par Value      Capital        Deficit           Income          Stock         Equity
                            ------------ ------------ ------------  ---------------- ----------------- -----------  --------------
Balance March 31, 1999       8,286,670   $  8,287   $ 14,858,560     $ (8,228,641)        $ (29,969)   $ (207,199)    $ 6,401,038


Net loss                                                               (2,577,535)                                     (2,577,535)

Issuance of common
stock                         3,000,000     3,000    12,497,000                                                        12,500,000

Exercise of stock options
   and warrants               2,661,192    2,661      5,628,936                                                         5,631,597

Noncash stock-based                                     144,000                                                           144,000
  compensation

Translation adjustments                                                                     2,802                           2,802

                            ============ ============ ============  ================ =================-============= ============
Balance December 31,
1999                         13,947,862     $ 13,948  $ 33,128,496   $ (10,806,176)      $(27,167)    $ (207,199)     $22,101,902

                            ============ ============ ============  ================ ================= ============= ============

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)



Note 1 - Condensed Consolidated Financial Statements:
----------------------------------------------------

The condensed consolidated balance sheets as of December 31, 1999 and March 31, 1999, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 1999 and for the same periods in 1998 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at December 31, 1999 and 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements are read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-KSB/A for the year ended March 31, 1999.

Note 2 - Inventory
------------------

Inventory, net of reserve for obsolescence of $52,200 and $185,000 at December 31, 1999 and March 31, 1999, respectively, consists of the following:

                                  December 31, 1999          March 31, 1999
                                  -----------------          --------------

Raw materials                          $  726,093               $ 1,570,150
Work in process                           196,650                   223,229
Finished goods                            589,950                   761,264
                                          -------                   -------
Total                                 $ 1,512,693               $ 2,554,643
                                      ===========               ===========



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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:


                                                       Three Months      Three Months       Nine Months       Nine Months
                                                          Ended             Ended              Ended             Ended
                                                         12/31/99          12/31/98          12/31/99           12/31/98
                                                         --------          --------          --------           --------

Weighted Average # of Shares Outstanding                 13,378,574        5,465,331         11,499,791         5,490,922
Incremental Shares for Common Equivalents                 3,237,113          727,023          3,422,688           964,476
                                                          ---------          -------          ---------           -------
Diluted Shares Outstanding                               16,615,687        6,192,354         14,922,479         6,455,398
                                                         ==========        =========         ==========         =========


The potential common shares of 3,237,113, 727,023 and 3,422,688, respectively, were excluded from the computation of diluted earnings per share for the three months ended December 31, 1999 and 1998 and the nine months ended December 31, 1999 because their inclusion would have had an antidilutive effect on earnings per share due to the Company's net loss for each respective period.

Note 4 - Comprehensive Income:
------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS) No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net (loss) income per the financial statements and comprehensive income.



                                                       Three Months      Three Months       Nine Months       Nine Months
                                                          Ended             Ended              Ended             Ended
                                                         12/31/99          12/31/98          12/31/99           12/31/98
                                                         --------          --------          --------           --------

Net (loss) income                                       $ (798,942)       $ (218,108)     $ (2,577,535)          $ 31,411
Effect of foreign currency translation                     (18,156)          (11,755)            2,802             (1,514)
                                                           -------           -------            ------             -------
Comprehensive (loss) income                             $ (817,098)       $ (229,863)     $  2,574,733           $ 29,897
                                                        ===========       ===========     =============          ========



Note 5 - Contingent Liabilities:
--------------------------------

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

Note 6 - Borrowings:
--------------------

On May 5, 1999, the Company entered into a borrowing agreement for $300,000. This borrowing is collateralized by certain property and equipment of the Company. The loan with a term of 3 years is payable monthly at an interest rate of 8.5%. Principal repayments under this loan are $75,871, $98,371, $107,026 and $18,732 for the years ended March 31, 2000, 2001, 2002, and 2003.

In November 1999, the Company entered into a line of credit agreement with United National Bank for $2,500,000 which is available to July 31, 2000. The Company has $0 outstanding against this line of credit at December 31, 1999.


Note 7 - Related Party Transaction:
-----------------------------------

The Company borrowed funds from a director of the Company in the amount of $150,000 on April 14, 1999. This amount was fully repaid along with a market rate of interest during the quarter ended June 30, 1999. The amount of interest expense was not material to the Company.

Note 8 - Income Taxes:
----------------------

The Company has recorded a valuation allowance against a portion of the federal and state net operating loss carry forwards and a full valuation allowance against the foreign net operating loss carryforwards and the research and development credit as management believes, at December 31, 1999, that it is more likely than not that substantially all of the net operating loss carryforwards and credits will expire without being utilized.

The increase in the valuation allowance is due primarily to the current nine months net operating loss carryforwards for federal and state purposes, $148,453
- tax effected, and foreign purposes, $274,519 - tax effected, and research and development credits, $15,000, offset by the utilization of a small portion of foreign net operating loss carryforwards, ($12,777) - tax effected, during the nine months ended December 31, 1999.

The Company's non NOL-related deferred tax assets recorded are expected to be utilized as the Company has sufficient taxable temporary differences that will reverse in the loss carryforward period.

Note 9-Financing:
-----------------


In June 1999, the Company raised net $3,000,000 in connection with a private financing of Common Stock. In August 1999, the Company raised an additional net $9,500,000 in connection with a private financing of Common Stock. The Company used a portion of the funds received to pay fees related to the placement, as well as to pay down the outstanding line of credit in the amount of $2,250,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------ ---------- --- --------

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

RESULTS OF OPERATIONS

For the three months ended December 31, 1999 compared to the same period in 1998
--------------------------------------------------------------------------------

          Revenue for the three months ended December 31, 1999, was $6,338,988 compared to revenue of $3,273,701 for the same period in 1998, an increase of $3,065,287 or 93.6%. The increase was primarily from increased product sales from the Company's PRIISM's Architecture current range of products (with the Sentinel 2000 products in particular), higher professional services income and the inclusions of revenue obtained as the result of the acquisition of SolCom Systems Limited ("SolCom") in March 1999 and the purchase of certain assets from LeeMAH DataCom Securities Corporation ("LeeMAH") in February of 1999, the latter resulting in a new division called Secur@ccess. During the quarter, the Company developed and licensed the rights to certain customized modules of its software via a perpetual license agreement to an existing customer for approximately $1.5 million. This development and licensing had a positive effect on the Company's rate of revenue growth and its gross margins in the third quarter. The Company has no future obligations to the customer with respect to this development and the licensed software. The Company is in negotiations with the customer for additional modules of software product which may be perpetually licensed in the last quarter of fiscal 2000, which ends March 31, 2000. The Company may elect to continue to pursue these kinds and/or similar kinds of activities and revenue opportunities in the future.

         Cost of goods sold for the three months ended December 31, 1999 was $2,376,852 compared to $1,372,154 for the same period in 1998, an increase of 73.2%, as the result of increased business activity. Cost of goods sold as a percentage of revenue decreased to 37.5% of revenue for the three months ended December 31, 1999 compared to 41.9% for the same period in 1998 principally due to the software license sales described above.

          Research and development expense, net of capitalized software development, for the three months ended December 31, 1999 was $1,251,498 compared to $637,852 for the same period in 1998. As a percentage of revenue, research and development expenses increased to 19.7% compared to 19.5% for the same period in 1998. The increase of $613,646 was due to the assimilation of SolCom's and LeeMAH's research and development efforts into the Company's existing research and development efforts in order to provide further support and enhancements in developing the next generation of the Company's PRIISM'S Architecture range of products (Networx and PRIISM's Manager) as well as to support enhancements to the current products within the PRIISM's family (in particular the continued growth of the Sentinel 2000), and the impact of the cost of materials necessary to construct prototypes of the new product prior to their sales launch.

          Selling, general and administrative expenses for the three months ended December 31, 1999 were $2,549,829 compared to $1,469,189 for the same period in 1998. As a percentage of revenue, selling general and administrative expenses decreased to 40.2% compared to 44.9% for the same period in 1998. This increase of $1,080,640 (which includes non-cash stock-based compensation charges) was primarily from the Company's aggressive growth plans and the sales and marketing support thereto, as well as the increased existing product growth and projected new product introductions, coupled with the acquisition of SolCom and of Secur@ccess.

         Depreciation and amortization expenses, which includes amortization of capitalized software, goodwill and other acquisition related intangibles, along with depreciation on equipment, furniture and fixtures, was $1,016,833 for the three months ended December 31, 1999 compared to $96,037 in the same period in 1998. The increased expense was primarily the result of the goodwill and capitalized software associated with the SolCom acquisition in March 1999 and the acquisition of certain assets associated with LeeMAH in February 1999, along with the amortization of increased levels of capitalized software related to research and development activities deemed to have reached technological feasibility.

         Income tax provision for the three months ended December 31, 1999 was $0 compared to a benefit of $108,868, for the same period in 1998. The provision of $0 at December 31, 1999 was the result of the additional valuation allowance recorded on the current quarter net operating loss carryforwards for federal, state, and foreign purposes that the company believes, at December 31, 1999, are more likely than not to expire unutilized.

          Net loss after taxes for the three months ended December 31, 1999 was $798,942 compared to $218,108 for the same period in 1998 based on the factors discussed above.

For the nine months ended December 31, 1999 compared to the same period in 1998
--------------------------------------------------------------------------------

          Revenue for the nine months ended December 31, 1999, was $17,020,334 compared to revenue of $9,451,604 for the same period in 1998, an increase of $7,568,730 or 80.1%. The increase was primarily from increased product sales from the Company's current range of PRIISM's Architecture products (with the Sentinel 2000 products in particular), higher professional services income and the inclusion of revenue obtained as the result of the acquisitions of SolCom in March 1999 and certain assets from LeeMAH in February 1999, the latter resulting in a new division called Secur@ccess. During the nine months, the Company developed and licensed the rights to certain customized modules of its software via a perpetual license agreement to an existing customer for approximately $2.7 million. This development and licensing had a positive effect on the Company's rate of revenue growth and its gross margins in the first nine months of the fiscal year. The Company has no future obligations to the customer with respect to this development and the licensed software. The Company is in negotiations with the customer for additional modules of software product which may be perpetually licensed in the last quarter of fiscal 2000. The Company may elect to continue to pursue these kinds and/or similar kinds of activities and revenue opportunities in the future.

         Cost of goods sold for the nine months ended December 31, 1999 was $6,032,612 compared to $3,436,590 for the same period in 1998, an increase of 75.5%, as a result of increased business activity. Cost of goods sold as a percentage of revenue decreased to 35.4% for the nine months ended December 31, 1999 compared to 36.4% for the same period in 1998, due to the impact of higher professional services income in the current nine month period.

          Research and development expenses, net of capitalized software development, for the nine months ended December 31, 1999 was $2,991,365 compared to $1,556,402 for the same period in 1998. As a percentage of revenue, research and development expenses increased to 17.6% compared to 16.5% for the same period in 1998. The increase in both dollars and percentage of revenue was due to the assimilation of SolCom's and LeeMAH's research and development efforts into the Company's existing research and development efforts in order to provide further support and enhancements in developing the Company's next generation of the Company's PRIISM's Architecture range of products (Network and PRIISM's Manager), as well as to support the enhancements to the current products within PRIISM's family (in particular the continued growth of Sentinel 2000) and the impact of the cost of materials necessary to construct prototypes of the new products prior to their sales launch.

         Selling, general and administrative expenses for the nine months ended December 31, 1999 were $7,569,472 compared to $3,926,276 for the same period in 1998. As a percentage of revenue, selling general and administrative expenses increased to 44.5% compared to 41.5% for the same period in 1998. This increase results primarily from the Company's aggressive growth plans and the sales and marketing support thereof, as well as costs associated with increased existing product growth and projected new product introductions, coupled with the acquisition of SolCom and establishment of the Secur@ccess division.

         Depreciation and amortization expenses, which includes amortization of capitalized software and goodwill, along with depreciation on equipment, furniture and fixtures, was $2,956,653 for the nine months ended December 31, 1999 compared to $410,616 in the same period in 1998. The increased expense was primarily the result of the goodwill and capitalized software associated with the SolCom acquisition in March 1999 and the acquisition of certain assets from LeeMAH, along with the impact of a higher capitalized software expenses associated with new research and development activities and increased equipment purchases to support the sales and infrastructure necessary to support the project sales growth.

         Income tax provision for the nine months ended December 31, 1999 was $0 compared to a provision of $39,723 for the same period in 1998. The provision of $0 at December 31, 1999 is the result of the additional valuation allowance recorded on the current period net operating loss carryforwards for federal, state, and foreign purposes that the Company believes, at December 31, 1999, are more than likely to expire unutilized.

          Net (loss) income after taxes for the nine months ended December 31, 1999 was a loss of $2,577,535 compared to income of $31,411 for the same period in 1998 based on the factors discussed above.

IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D")  - DESCRIPTION AND ANALYSIS

         In connection with the Company's acquisition of SolCom in the fourth quarter of fiscal 1999, the Company allocated $3,490,177 of the purchase price thereof to purchased IPR&D. The following provides an update on the status of the projects included in the IPR&D analysis.

          NetworX is a New Modular product line being developed as part of the Company's PRIISM's Architecture range of products. NetworX will be the industry's first integrated platform for proactive, remote, real time, secure management and monitoring of voice, data and video networks. It uses Dial up, Telnet or SNMP connections so that managers can monitor, evaluate and proactively control all aspects of their networks from a single, remote point. NetworX Version 1 was released in September 1999, with new daughter cards for Frame Relay (E1, T1, and V series) expected to be fully released in the fourth quarter fiscal year 2000.

         Sentinel III products offer a range of comprehensive site management tools for centralized remote maintenance of large distributed voice and data networks. All Sentinel products will feature Alarm & Fault Management, PBX Toll Fraud Detection, Environmental Monitoring and Control as well as Security Access Management. Sentinel III, previously reported at fiscal year end as a New Modular product, was an intelligent port controller that would have combined remote monitoring and Sentinel network device management, allowing control of a network as well as a comprehensive picture of its activities. The Company elected to re-badge the Sentinel III as a less expensive (slower processer, less memory, etc.) version of the NetworX product.

         The Company is currently developing an ASIC (Application Specific Integrated Circuit), a based range of Modular product, that will incorporate all the hardware and software required to carry out specific tasks on a single chip. This should lead to a substantial increase in processing speed and reduction in build costs. Designing the ASIC requires the Company to experience a learning curve while the engineers become familiar with this technology. Initially there will be one ASIC but once the initial ASIC has been developed, there will be an ongoing development to introduce more capabilities and features into ASICs. The ASIC development project was put on hold by management to further focus resources other development efforts. As a result the ASIC is only 20% completed at December 31, 1999. Its expected release date has been pushed back and will be re-visited as business and market conditions warrant sometime during fiscal year 2001. Research and development costs to complete are estimated to be in excess of $350,000.

Financial Condition and Capital Resources

         During the first nine months ended December 31, 1999, the Company's working capital position improved substantially as the Company raised over $
12.5 million dollars in equity funds through the issuance of new shares in private placements, as well as over $5.6 million of cash relating to the exercise of certain warrants and options. Working capital (net of deferred tax assets) at December 31, 1999 increased to a positive $14,138,275 from a negative $1,124,360 at March 31, 1999.

         Net cash used in operating activities during the nine months ended December 31, 1999 was $2,733,848 compared to net cash used in operating activities during the same period in 1998 of $103,880. The increase in net cash used was primarily the result of higher accounts receivables for sales, along with cash outflows for account payables, accrued expenses and other current liabilities partially offset by decreases in inventory.

          Net cash used in investing activities during the nine months ended December 31, 1999 was $1,871,584 compared to net cash used during the same period in 1998 of $2,169,269. The decrease in net cash used was the result of over $1.0 million of acquisition related expenditures in period ended December 31, 1998. Cash received from sales of software licenses was completely offset by increases in software expenditures. In addition, in 1999, the Company expended an additional $660,000 of cash on property and equipment mostly for the Company's new headquarters.

         Net cash provided by financing activities during the nine months ended December 31, 1999 was $16,293,756 compared to net cash provided during the same period in 1998 of $2,111,315. The increase in net cash provided was primarily the result of two private sales (as described further below) of Common Stock, along with the proceeds from the exercise of warrants, as well as the exercise of certain employee stock options. Net cash provided was partially offset by full payment of the Company's line of credit with a portion of the funds received in the second private sale of common stock.

         From April 1999 through December 1999, the Company raised $5,631,597 through the exercise of warrants issued in connection with a private financing of Common Stock and warrants to purchase Common Stock consummated in April 1996 as well as the exercise of certain employee stock options. In June 1999, the Company raised net $3,000,000 in connection with a private financing of Common Stock.

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

          In November 1999, the Company entered into a new $2,500,000 line of credit agreement with United National Bank. This line of credit is available through July 31, 2000. No portion of the line of credit has been utilized at December 31, 1999.

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

YEAR 2000
---------

General

          Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish the twentieth century dates. The Company uses software and related technologies that are affected by the "Year 2000 problem." The Company began the process of identifying the changes required to their computer programs and hardware during 1996. The Company believes that all of its major programs and hardware are Year 2000 compliant. However, there can be no assurance that other companies' computer systems and applications on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the company's systems and operations. Furthermore, there can be no assurance that the software that the Company uses which has been designed to be Year 2000 compliant contains all necessary date code changes. To date, the Company has not experienced any Year 2000 problems.

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

                           PART II. OTHER INFORMATION

ITEM 5.           OTHER INFORMATION.
------            ------------------

On October 18, 1999, at a meeting of the Board of Directors, the directors of the Company appointed Mr. Baruch Halpern as an additional director, and appointed Stephen M. Deixler as the Chairman of the Board of Directors.

Effective December 29, 1999, Mr. Alfred M. Leonardi was appointed as the Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Secretary of the Company by unanimous written consent of the Board of Directors.

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

DATE:  February 10, 2000



                                        ION NETWORKS, INC.



                                          /s/ Alfred M. Leonardi
                                          -----------------------------------
                                          Alfred M. Leonardi, Chief Financial
                                          Officer, Treasurer (Principal
                                          Financial Officer) and duly authorized
                                          officer of the registrant