Form 10KSB
period 2000-03-31
ION NETWORKS INC
filed 2000-06-28
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended March 31, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                               ION NETWORKS, INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                     22-2413505
------------------------------             -----------------------------------
Incorporation or Organization             (IRS Employer Identification Number

 1551 South Washington Avenue, Piscataway                            08854
 -----------------------------------------                      ----------------
 (Address of Principal Executive Offices)                          (Zip Code)

Issuer's telephone number, including area code:  (732) 529-0100
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

|X|    Check whether the issuer:  (1) filed all reports  required to be filed by
       Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|_| Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year totaled $22,668,833.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported by the Nasdaq Stock Market as of June 22, 2000 was approximately $86,618,805.

There were 15,621,862 shares of Common Stock outstanding as of June 22, 2000.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.
           ------------------------

GENERAL

         ION Networks, Inc., ("ION" or the "Company"), is a developer and manufacturer of software and hardware solutions for monitoring and managing mission critical voice and data network infrastructure. ION is a Delaware corporation founded in 1999 through the combination of two companies focused on network management products - MicroFrame, Inc., a New Jersey corporation (the predecessor entity to the Company, originally founded in 1982) and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston,
Scotland (originally founded in 1994). In 1999 ION Networks augmented the Company through the purchase of certain assets of LeeMAH DataCom Security Corporation ("LeeMAH"), a California corporation. The latter now constitutes ION's Secur@ccess division.

         ION designs and manufactures next-generation secure, proactive and anticipatory network infrastructure management products. ION's products monitor applications (computer programs which people and businesses use), devices and links in a network to determine if a network is working properly. The Company's products are used to collect and analyze data about the network and make meaningful decisions about them. If the network is working erratically, ION's products determine the cause of the problem and attempt to fix it automatically. As a result, ION's products improve network performance and assist the businesses or institutions that are dependent on networks to be more effective.

         ION's customers are businesses that provide voice and data network services to businesses and consumers, and large enterprises or institutions which need networks to manage their business operations. ION's customers' networks support a variety of uses, e.g., telecommunications, email, accounting and other financial systems, word processing, engineering and manufacturing, e-commerce, and various outsourced services such as applications services and web-hosting. Today these customers constitute a market that is relatively small, (approximately $1 billion) rapidly growing, highly fragmented and exhibiting little direct competition among industry participants.

         The Company believes that a variety of factors will drive significant growth in this market. Because the number of business functions carried over communications networks has greatly expanded in recent years, businesses are now dependent on networks to support their most critical functions. The number of tasks that networks are used for and the volume of data that networks handle has increased network complexity exponentially. To manage this complexity, many enterprises have outsourced their network operations to service providers. However, to gain outsourcing contracts, service providers must guarantee a certain level of performance and return some payments if the guarantees are not met. Accordingly, both enterprises and service providers are demanding products that can prevent networks from suffering expensive and disruptive "down time" or from reducing employee productivity through long response times.

         To meet these demands, ION offers a family of next-generation network infrastructure management products called PRIISMS Suite. PRIISMS Suite is an integrated suite of hardware and software for end-to-end network infrastructure management that captures knowledge from network experts and automates their analysis, decision making and actions, in effect making PRIISMS Suite a Virtual Network Expert(TM). PRIISMS Suite consists of various intelligent devices1
("ION's Devices") for remote monitoring and management of network devices and links, and a central server, PRIISMS2 Manager, which manages the devices and monitors the network from end-to-end.

         ION's PRIISMS suite enhances the performance of existing networks, allowing network managers to defer or sometimes eliminate the need to incur significant expense in upgrading their networks. Because PRIISMS Suite is scalable, provides predictive and real-time problem identification (Root Cause Analysis), can act to diagnose and resolve problems, makes efficient use of network resources and bandwidth, and can be customized, ION believes its products enhance the economic value of its customers' networks. Because problems are diagnosed and resolved quickly, service providers improve their quality of service and limit the need to pay refunds to their customers. User dissatisfaction and customer defections are reduced. Additionally, expensive visits by repair technicians to remote sites are limited, because the expertise of this scarce resource is extended throughout the network.

         ION has a well-recognized customer base of more than 250 customers who use the products in over 10,000 locations. ION's largest customers are telecommunications companies of all kinds, both in the United States and in Europe, as well as large enterprises and institutions Approximately one-third of ION's sales are made direct to customers such as AT&T, Rhythms NetConnections, MCI and Intel Corporation, one-third go through resellers such as KNP-Telecom BV, Sycamore Networks, Ameritech and USWest, and one-third are sold through original equipment manufacturers (OEMs) Hewlett-Packard and Lucent Technologies.

THE PRODUCTS

         All of ION's products, except those sold to OEMs, fall within the PRIISMS Suite, an integrated suite of hardware and software products for end-to-end network performance monitoring and management that captures knowledge from network experts and automates their analysis, decision making and actions. Currently, the PRIISMS Suite consists of various different intelligent devices and a centralized software manager, called the PRIISMS Manager.

ION'S DEVICES

         One of ION's core product strategies is to offer a family of Devices that match customers' requirements over a range of capabilities from simple alarm detection and reporting to sophisticated analyses which determine the cause of a network problem and attempt to fix it immediately. ION's Devices have the following capabilities:

 .        Secure Access - Only authorized  personnel can obtain information from or send instructions to ION's Devices or to network devices. Users can logon to one of ION's Devices and get a real-time view of network functionality. Their actions are logged for later audit.


-----------------------------
1. Intelligent devices are those that contain programmable microproccessors
2. Procaticve, real-time, integrated, intelligent, secure, metric-based solution

 .        Alarm  Management - When a process  running on a network device exceeds preset thresholds,  the device generates an alarm. ION's Devices detect
         these  alarms  and  report  them,   and  also   generate   alarms  when
         unauthorized access or power loss occurs. All events and alarms are logged for later audit.
 .        Custom AMT Modules - Active Management Technology ("AMT") is the method whereby ION's Devices capture knowledge from network experts and automate their analysis, decision making and actions. How network experts analyze data, the decisions they make about the data and analyses, and the resulting actions they take can be codified in a series of rules, or a "routine", that ION's Devices can execute. As a result, the network expert's ability to identify and solve network problems can be implemented across the entire network. The routines can be executed automatically, fixing many network faults without the need for human intervention.
 .        Data Buffering - Data  collected  from network  devices such as PBXs or servers can be automatically formatted for later viewing or for downloading to other applications such as billing systems.
 .        Environmental   Monitoring  -  Network  devices  can  be  impacted  by
         environmental factors, e.g., heat, water, intruders. ION's Devices detect and report various environmental changes.
 .        SNMP  Device   Monitoring  and  Management  -  SNMP  (Simple   Network
         Management Protocol) is a widely used standard method of communicating with many network devices. This standard also specifies what kind of information is available about the network device and how it is collected. ION's Devices can collect, report, and analyze information from any network device that conforms to this standard. In passive monitoring, network elements notify ION's Devices of unusual events and action is taken. In active monitoring, ION's Devices poll network devices checking for changes which could indicate a developing problem. This allows ION's Devices to anticipate problems and to take action before problems become severe. o SNMP Traps - ION's Devices can collect data from network devices that do not conform to the SNMP standard and convert the data into the SNMP standard. Then the network devices can take advantage of the most advanced and powerful network management tools. One example of non-SNMP devices are some of the optical switches, those network devices which communicate using photons rather than electrons, and are currently the most advanced switching technology commercially available.
 .        RMON  Monitoring  -  R(emote)  MON(itoring)  is a  standard  method for collecting and analyzing data from IP-based network devices and the links between the devices. RMON is an extension of SNMP that performs data collection and analysis about network performance at remote locations. Because information is not constantly reported to a central site, RMON uses less network capacity than does SNMP as it continuously collects fault, configuration, and performance data, as well as running diagnostics and logging performance. RMON analyses the network traffic for each protocol used by the network and for each application running on the network, thereby producing information about all levels of the network.
 .        "Out-of-the-Box" AMT - ION makes available a library of measurement and action routines for analyzing network data, making decisions and taking action. These routines are much more comprehensive than those in RMON and are designed to be useful to most network managers. They are exception-based and report only the most important information from the remote site, making the most productive use of expensive network bandwidth and of the network engineer's time.

         ION's Devices are based on a common framework and offer subsets of the capabilities described above so as to meet the needs of different customer segments. The most economical devices provide only secure access to network devices and a log of any user activities, whereas the most versatile device, NetwoRx, manages an entire remote location providing a wide range of analyses and anticipatory action to solve network problems before they become severe. The capabilities of each device are described below:



INTELLIGENT                                                         ENVIRON-             PASSIVE     ACTIVE              OUT-OF
DEVICES                   SECURE     ALARM      CUSTOM      DATA     MENTAL     SNMP       SNMP      SNMP               THE-BOX
                          ACCESS      MGMT       AMT     BUFFERING    MON       TRAPS      MON        MON       RMON       AMT
------------------------ ---------- --------- ---------- --------- ---------- ---------- --------- ---------- --------- ----------
 .        Secure@ccess:   X
         ------------
         TraqNet 2000 and
         FasTraq
 .        Secure          X          X
         Sentinel
 .        Sentinel 2000S  X          X         X          X         X          X          X
 .        Sentinel 2000   X          X         X          X         X          X          X
 .        NetwoRx-O -     X          X         X          X         X          X          X
         for Optical
         Technology
         Manufacturers
 .        NetwoRx-VT      X          X         X          X         X          X          X
         -for CLECs3
 .        NetwoRx         X          X         X          X         X          X                    X          X         X



         The Company believes these products have valuable distinguishing capabilities that limit the level of direct competition and have allowed ION to develop as an industry leader in next-generation, proactive network infrastructure management products.

ION's PRIISMS Suite:
 .        employs a distributed  architecture - Intelligent  hardware  devices at remote locations ensure that the system scales so it can monitor large, diverse or highly distributed networks without performance degradation. ION's Devices poll network devices every second so the performance information is collected in real-time. Data collection and analysis occur at remote locations without human intervention, resulting in considerable savings to the customer. In addition, this type of analysis ensures that only true problems are reported (exception reporting) to the central manager thereby minimizing the system's use of the customer's valuable bandwidth.
 .        collects  and reports  information,  analyzes and  anticipates  network problems - Standardized network management data are collected: SNMP MIB data, SNMP Traps (alarms), RMON1, RMON2, console port data, ASCII, TL1,
         humidity,   temperature,  and  physical  intrusion.  Various  kinds  of analyses include: translating between data types, creating Traps, RMON statistics, measurements of router health, measurements of Ethernet LAN health, measurements of PVC status and utilization, measurements of LAN switch and port health, utilization levels of applications and of protocols, and histories.
 .        recommends  and takes  action - ION's  unique AMT  automatically  takes action to resolve network problems. For example, ION's Devices can be programmed to reboot a device when a particular condition is detected. In addition, they can take a network link up or down, create a Trap, notify a


-----------------------------
3  Competitive local exchange carriers, e.g. Rhythms NetConnections, Covad,
   PathNet
         person, collect many kinds of additional diagnostic information, etc.
 .        operates  during power or network  outage - ION's  Devices have battery back-up and secure out-of-band (dial-up) access so they continue to function when network devices are down. As a result, an authorized network engineer can determine the cause of a problem and even repair it when other network management systems, which are dependent on a functioning network, would be unable to operate.
 .        accommodates  secure  access and  communication  - ION's  Devices,  the central servers which manage them, and the network devices which are being monitored will allow only authorized users to access them. ION's
         system   conforms  to  Security   Industry   Standards   and   provides
         authentication, access control, authorization and an audit trail.
 .        can be customized to fit any  environment - All networks are different.
         A customer can set/modify thresholds and parameters for any of the measurement and action routines which ION provides. In addition, since all networks are different, ION provides a scripting capability which allows customers, or ION's professional services people, to develop customized routines.

PRIISMS MANAGER

         PRIISMS Manager consolidates the information from multiple ION Devices so customers have a picture of the activity on their whole network. Today PRIISMS Manager manages all of the ION's Devices except TraqNet 2000 and FasTraq, ION Devices produced by the Secur@ccess Division. These devices are currently being integrated and are scheduled to operate with PRIISMS Manager later this year. PRIISMS Manager:
 .         has a web-based  Graphical User Interface  (GUI) for navigating  among the devices and reporting exceptions sent by ION's Devices
 .         can  monitor  devices in  real-time  both using the  network and using dial-up (out-of-band) connections if the network has an outage
 .         establishes  passwords  for the  devices,  administers  and ages them, along and controls the criteria for who can gain access to ION's Devices and to the network devices that are being managed
 .         sets up and changes  the  configurations  of ION's  Devices and groups them so they can be managed in categories
 .         for NetwoRx,  the most capable ION device,  displays RMON  statistics, allows users to configure thresholds and parameters of the various Out-of-the-Box AMT routines, and provides information from all of ION's Devices in the network, providing an enterprise-wide view.

OEM PRODUCTS

         In addition to ION's Devices, ION sells custom versions of devices and software to OEMs who resell them under the OEM's brand name. In FY2000, ION received $1,596,000 from Hewlett-Packard Company and $2,199,000 from Lucent Technologies, Inc., for these customized products. In addition, during FY2000 the Company developed and licensed the rights to certain customized modules of its software via a perpetual license agreement for approximately $3,244,000. The development and licensing had a positive effect on the gross margins of the Company in FY2000. The Company has no further obligations to the customer with respect to this development and the licensed software.

SUPPORT SERVICES

         In addition to hardware and software products, ION provides a full range of support services including software and hardware maintenance agreements, on-site and in-house training, product installation and configuration, customization, technical support and a help desk.

TARGET  MARKETS - DEFINITION AND DRIVERS

         Today most businesses cannot operate effectively or efficiently without their networks, and some businesses cannot operate at all. This dependency on networks began to develop in the mid-1980s as advances in technology made networking devices affordable to large enterprises and institutions. These same advances began to render obsolete the network devices used by network services providers, such as telephone and cable companies. The result was billions of dollars were spent on networking devices and on connecting them together.

         The availability of reliable, affordable networks encouraged the development of enterprise-wide computing systems and of network-based applications such as integrated finance-manufacturing-human-resources systems, relational databases, e-mail, intranets, data-mining, customer relationship management, and others. Also, new kinds of networking service providers emerged such as web-hosting companies, Internet service providers (ISPs), application service providers (ASPs) and the ubiquitous dot-com companies.

         Businesses such as those described above cannot run without their networks because their most critical activities are dependent on the network. As a result of their dependency on networks, many businesses experience considerable expense. If the network is not running properly, employee productivity can be reduced, as employees are unable to do their jobs effectively. Many businesses suffer loss of revenues as customers using the network seek elsewhere for their goods and services. Network managers scramble to fix ill defined problems as users wait for the network to recover and as their well-trained engineers leave for better jobs in the highly competitive career marketplace. Service providers with contractual commitments to provide certain levels of network availability to their customers are forced to return payments to customers. Entire operations come to a halt as network security is breached, and systems stop functioning or are reconfigured by unauthorized personnel.

         These problems only become more difficult when the network must deliver functionality to globally distributed workers, applications, supply chains and enterprises. As new network technologies are developed, enterprises implement them to achieve better performance and cost savings. This is a constant process which increases the complexity of the network and of the problems that can occur. To alleviate the pressure of dealing with these issues, large enterprises and institutions are outsourcing more and more of their network and applications. However, the businesses that provide these services must meet negotiated contractual commitments for performance (Service Level Agreements
(SLAs)), and, to the extent they are not met, must refund payments.

         To an enterprise or a service provider, network performance problems represent real economic loss. For example, according to one of the Company's customers, dispatching a technician to reboot a router in the local area can cost between $200 and $400; most technicians are charged out at $250/ hour, and their average job is $1,000. The cost of a network outage can raise operating costs by 50% from $1.00/hour/user to $1.50/hour/user. Other customers have described a typical repair cycle for a large network as: 20 minutes to detect a problem, 30-120 minutes to diagnose the problem, and 60-120 minutes to implement the solution. An Internet Service Provider (ISP) with 1200 business customers who must return $1000-2000/hour/customer for an outage, can incur as much as $10,000,000 in penalties in just four hours.

         To reduce the impact of dependency and economic loss, most networks employ some form of network management. However, most of these solutions have limitations. Most deliver technical data in large quantity. Often the data reach the network engineer after a problem has occurred and without identifying its cause, which must still be determined by the network engineer before he can fix it. Determining the root cause of the problem can take up to 75% of the engineer's time, from when a problem is identified until it is fixed. When mission-critical applications are unavailable, this delay is very apparent to network users trying to conduct business. More problematic is how many potentially revenue-producing customers could not get onto the network and took their business elsewhere.

          Because of these problems, network mangers and users are starting to demand network infrastructure management products that:
     . are able to determine how network users are impacted by the underlying network problems.
     . not only deliver data to engineers, but also automate some of the engineer's analyses and activities, making him more productive.
     . can identify network problems in real-time or even before they happen. . can perform sophisticated analyses that send only the most important information to the engineer. The information should be easily understood, and the cause of the problem should be identified allowing engineers to skip the lengthy diagnosis phase. Fixing the problem automatically is highly desirable.
     . redirect network traffic to maximize network capacity and avoid bottlenecks and network faults.
     . provide business solutions, not just network management solutions, allowing the business to increase the returns it can earn.

         The market for these products is highly fragmented and emerging, and, as such, the size and growth rates are hard to quantify. According to research published by First Security Van Kasper ("FSVK"), only 5% of potential customers utilize these advanced network infrastructure management products. FSVK estimates the network infrastructure management market at $2.7 billion in 1998, growing to $10.4 billion in 2001, representing a compound annual growth rate
(CAGR) of 57%. Another study from 1998 conducted by Bear Stearns estimated the size and growth rates of several network infrastructure management segments, as follows:

     .    Performance analysis and reporting tools at $522MM in 2000 with an 80%
          CAGR
     .    End-user performance management at $413MM in 2000 with an 82% CAGR
     .    Public WAN data service level  management at $185MM in 2000 with a 51%
          CAGR.

         The Company believes it products are uniquely suited to meet the needs of this market. Its distributed architecture easily scales to manage large, diverse and highly distributed networks while performing predictive and real-time problem identification. ION's Devices have the ability to act to diagnose and resolve problems even during power or network outages. Because analysis and actions occur at the distributed locations ION's products make efficient use of network resources and expensive bandwidth while providing the flexibility for
customization   to  fit  any  network.   The  result  of  these characteristics
is  real  economic  benefit.   Quality  of service is increased and the time to
diagnose   and   resolve   problems  (mean-time  to  repair  (MTTR)) is reduced
thereby limiting service providers' need to make refunds to customers. End user and customer dissatisfaction is minimized improving employee productivity and customer loyalty. Expensive visits to diverse and remote locations are limited. The Virtual Network Expert extends the expertise of scarce resources across the entire network and assists human engineers to solve problems more effectively and efficiently.

MARKETING AND DISTRIBUTION

         In FY2000 the Company continued to expand its sales force, growing from eight in FY1999 to 18 currently. The Company goes to market through three channels: direct sales, resellers, and OEMs. In FY2000 direct sales were 38.5% of revenues; sales through resellers were 30.0%, and OEM sales were 31.5%. ION markets its products primarily in the United States and Europe. In FY2000 85% of sales were in the United States, 15% were in Europe and 5% were in the Pacific Rim and South/Central America.

         In total, ION has over 250 customers with products deployed at more than 10,000 locations worldwide. ION's largest customers are telecommunications service providers in the United States and Europe. Examples of those to whom ION sells direct are: Rhythms NetConnections, Crown Castle USA, MCI Worldcom, Pointe Communications Corporation, FirstWorld Communications, Sonera Systems Ltd, and Concert. Enterprise and institutional customers are, among others, Intel Corporation, Entergy Corporation, Fleet Boston Corporation, and Bay Area Rapid Transit (BART). Some of ION's resellers are: Bomara Associates, KPN Telecom BV, Bluewater Networks, Inc., Alcatel Belgium, and NeMO GmbH.

COMPETITORS

         The table below shows the eight companies that the Company believes are most likely to become ION competitors. The table describes the core strength of the company, its current products, the way it positions itself in the marketplace and its most recent fiscal year revenues, if available. Currently ION has little direct competition, and the market it addresses is emerging and highly fragmented with many companies expanding by acquisition from their initial business to offer a more comprehensive solution. An indication of the emerging nature of the market ION addresses is the size of the companies in this industry. None has yet reached $100 million in annual sales.

         While not direct competitors, many companies position themselves in the marketplace in much the same way as does ION. This can be very confusing to potential customers, particularly in the emerging market. Customers are confused because industry participants with very different products claim to deliver similar benefits. These companies claim similar capabilities to ION's, and as ION executes its growth strategy and the industry consolidates through acquisition, the number is likely to increase.

         Management believes ION currently has a combination of distinguishing capabilities which are valued by the marketplace, especially the ability to proactively anticipate network problems and take the actions required to repair network problems even during power or network outages without using up expensive network bandwidth. These characteristics provide genuine economic benefit to customers by increasing the quality of service delivered by the network and reducing the time required to resolve problems.


---------------------------------------------------------------------------------------------------

    COMPANY         CORE STRENGTH                PRODUCTS                      POSITIONING
---------------------------------------------------------------------------------------------------
    Applied            WAN/LAN        remote site monitoring for       AI products enable
   Innovation        measurement      analog and relay contact alarm   carriers to efficiently
                                      signals                          monitor & manage their
                                                                       networks

---------------------------------------------------------------------------------------------------
    Aprisma             Fault         fault management system with     A leader in e-business
                     management/-     monitoring and fault isolation   infrastructure management
                      monitoring                                       software
---------------------------------------------------------------------------------------------------
    Concord           Reporting       software product suite for       Market leader in
                                      real-time monitoring, alarm      next-generation management
                                      notifications & restart of       solutions that ensure
                                      failed processes, end-to-end     effective e-business
                                      view of application              performance
                                      availability & performance
---------------------------------------------------------------------------------------------------
   MicroMuse          Root cause      monitors large-scale networks    Leading provider of fault
                       analysis       in real-time to quickly          & service-level management
                     identify and address problems software

---------------------------------------------------------------------------------------------------
    NetScout       Hardware probes    comprehensive performance        Full-service provider of
                      for remote      management system from           network performance
                  monitoring & data   integration of probes and        management solutions)
                      collection      NextPoint application
                                      monitoring acquisition

---------------------------------------------------------------------------------------------------
   Riversoft          Root cause      maps and monitors the network    The only provider of
                       analysis       isolating the room cause of      'interventionless' network
                                      the problem                      management tools
---------------------------------------------------------------------------------------------------
     SMARTS           Root cause      pinpoints root cause of the      Real-time problem
                       analysis       problem, identifies impact and   diagnosis and impact
                                      automates response               analysis
---------------------------------------------------------------------------------------------------
Visual Networks    WAN Measurement;   monitor service level            Leading provider of
                    QoS; Reporting    agreements                       Service Management Systems
                                                                       for IP networks
---------------------------------------------------------------------------------------------------


         However, there can be no assurance that the Company's PRIISMS Suite will continue to enjoy acceptance or that the Company will be able to compete successfully on an on-going basis. The Company believes that the principal factors affecting competition in the network infrastructure management business are (1) having a unique offering that provides demonstrable economic benefit to the customer, (2) ease of use, including the level of internal integration which supports efficient use by network personnel and of external integration which allow the system to work with other network management tools, (3) the flexibility to rapidly incorporate additional features and customize products to unique needs of individual infrastructures, and (4) for the low end of the product line, price. Although the Company believes that that its present products and services are competitive, the Company competes with a number of companies with substantially larger financial, research and development, marketing and technical resources. Such companies may succeed in producing and distributing competitive products more effectively than the Company and may also develop new products which compete effectively with those of the Company.

SOURCES AND AVAILABILITY OF MATERIALS

         The Company designs its products utilizing readily available parts manufactured by multiple suppliers and relies on and intends to continue to rely on these suppliers. The Company has been and expects to continue to be able to obtain the parts required to manufacture its products without any significant interruption or sudden price increase, although there can be no assurance that it will be able to continue to do so.

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

DEPENDENCE ON PARTICULAR CUSTOMERS

         The Company has continued to expand its customer base and to broaden its sales constituency. These efforts have resulted in the Company becoming less reliant on any one particular customer. However, the Company sells a substantial portion of its products to several major customers. The top four customers - Rhythms NetConnections, Lucent Technologies, KPN - Telecom BV, and Hewlett-Packard - accounted for 38% of revenues in FY2000. The top eight customers, which included MCI Worldcomm, Crown Castle International, Siemens USA, and AT&T, accounted for 56% of revenues in FY2000. Two of these customers - Crown Castle International and Siemens USA, - were new to the Company during FY2000. The loss of any of these customers could have a material adverse effect on the Company's business.

INTELLECTUAL PROPERTY, LICENSES AND LABOR CONTRACTS

         The Company holds no patents on its technology. Although it licenses some of its technology from third parties, the Company does not consider any of these licenses to be critical to its operation.

         The Company has made a consistent effort to minimize the ability of competitors to duplicate the software technology utilized in its products. However, the possibility of duplication of its products remains, and competing products have already been introduced.

         The Secure Sentinel name is a registered trademark filed with the United States Patent and Trademark Office ("PTO"), as is SAFECONNECT and NETREACH. The Company also has trademark applications pending with the PTO for its corporate name, ION Networks, Inc. The Company anticipates that these trademarks will be registered, but there can be no assurance that this will occur. The Company plans to apply for other trademarks during the coming year.

GOVERNMENTAL APPROVALS AND EFFECT OF GOVERNMENT REGULATION

         Due to the sophistication of the technology employed in ION's products, export of these products is subject to governmental regulation. The Company has obtained licenses to export certain of its products in limited quantities to Sweden, Norway, Switzerland, South Africa, the United Kingdom, France, Italy, Germany, Australia and Singapore.

         As required by law or demanded by customer contract, the Company obtains approval of its products by Underwriters' Laboratories. Additionally, because many of the products interface with telecommunications networks, the Company's products are subject to several key Federal Communications Commission ("FCC") rules requiring FCC approval.

         Part 68 of the FCC rules contains the majority of the technical requirements with which telephone systems must comply to qualify for FCC registration for interconnection to the public telephone network. Part 68 registration requires telecommunication equipment interfacing with the public telephone network to comply with certain interference parameters and other technical specifications. FCC Part 68 registration for ION's products has been granted, and the Company intends to apply for FCC Part 68 registration for all of its new and future products.

         Part 15 of the FCC rules requires equipment classified as containing a Class A computing device to meet certain radio and television interference requirements, especially as they relate to operation of such equipment in a residential area. Certain of ION's products are subject to and comply with Part 15.

         The European Community has developed a similar set of requirements for its members and the Company has begun the compliance process for its products in Europe. Additionally, ION has certified certain of its products to the NEBS (Network Equipment Business Specification) level of certification. This is a certification that was developed by Bellcore (now Telcordia Technologies) and is required by many of ION's telecommunications customers.

         Although the Company has not experienced any difficulties obtaining such approvals, failure to obtain approval for new and future products could have a material adverse effect on the Company's business.

RESEARCH AND DEVELOPMENT ACTIVITIES

         During FY2000 the Company expanded its research and development activities substantially. The Company continued development of its next-generation of products and introduced three new ION Devices: NetwoRx, NetwoRx - VT, and NetwoRx - O. Additionally, Release 1.1.1 of PRIISMS Manager is entering (beta)-testing. This release will manage products in both the Sentinel and NetwoRx families. Release 1.2 of PRIISMS Manager and NetwoRx will implement AMT metrics and action routines and is scheduled for release in summer 2000. Shortly thereafter, PRIISMS Manager will be extended to manage Secur@ccess devices. In order to deliver these new products, research and development funding increased from $2,580,857 in FY1999 to $4,288,396 in FY2000.

         During FY2000 the research and development activities of Microframe, the predecessor to the Company, and SolCom, which was acquired in March, 1999, were integrated. Four categories of product were being developed at SolCom:
Modular Products, Sentinel III, NetworX, and an ASIC (Application-Specific Integrated Circuit). During FY2000 the Modular Products continued to be developed in Livingston Scotland and resulted in daughter boards that provide RMON monitoring for NetwoRx. The Company no longer sells
standalone  Modular  RMON  Products.   Sentinel  III  product  development  was
transferred to Piscataway, New Jersey, and integrated into the NetworX development effort which resulted in three new intelligent devices during FY2000. The hardware portion of the NetworX development effort was also transferred to Piscataway, and the centralized software manager portion was combined with Manager 2000, from MicroFrame, and developed into PRIISMS Manager. The ASIC development effort was reevaluated in light of new technologies on the market and the requirement for continued costly development and the Company intends to complete this effort as a series of FPGAs (field programmable gate arrays) for monitoring high-speed network protocols such as ATM (Asynchronous Transfer Mode), gigabit Ethernet and OC-3 (Optical Carrier).

COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         The  Company's   business   activities  do  not  generally  fall  under
applicable regulations involving discharge of materials into the environment.

EMPLOYEES

         As of June 22, 2000, the Company had 134 employees, all of whom are full-time employees, and of which 37 are technical personnel, 54 are in sales, marketing and support, 22 are in production, and 21 are in executive, financial and administrative capacities. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

ITEM 2.       DESCRIPTION OF PROPERTY.

         The Company leases 26,247 square feet of space at 1551 South Washington Avenue, Piscataway, New Jersey, for its principal executive offices. This lease, which commenced on February 18, 1999, is for a term of ten (10) years with monthly rent payable by us to the landlord as follows: $511,816.56 for the first two years of the term; $551,187 for the next year of the term; $557,748.72 for the next year of the term; $610,242.72 for the next three years of the term; and $662,242.72 for the remaining three years of the term. In accordance with the lease, the Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

         The Company also leases 245 square meters of office space in Antwerp, Belgium for its European operating headquarters. This lease provides for a monthly rental of 81,083 Belgian Francs per month (US$2,316.00 at an exchange rate of 35BEF of 1US$) and expires on July 31, 2005, with an option by the Company to terminate the lease on either July 31, 1999 or July 31, 2002, as applicable.

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

         The Company also leases approximately 5,600 square feet of space at 48834 Kato Road, Fremont,

California in the Bedford Fremont Business Center in connection with its LeeMAH division located in Fremont, California. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows: $7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60.

ITEM 3.       LEGAL PROCEEDINGS.
              ------------------

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
             ---------------------------------------------------

         None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
              ---------------------------------------------------------

MARKET INFORMATION

         The Company's common stock, par value $.001 per share (the "Common Stock"), is listed on the NASDAQ National Market under the symbol "IONN". The following table sets forth the high ask and low bid prices of the Common Stock for the periods indicated as reported on the NASDAQ National Market.

           Fiscal Year 2000                      HIGH                  LOW
           ----------------                      ----                  ---

           June 30                               5 1/16              2 1/8
           September 30                          8 3/4               3 13/16
           December 31                           22 1/2              5 7/16
           March 31                              44                  18 5/8

           Fiscal Year 1999

           June 30                               4 3/4               2 3/4
           September 30                         3 7/16               1 1/8
           December 31                          3  5/8               1 1/2
           March 31                                  3               1 3/4

RECENT SALES OF UNREGISTERED SECURITIES

         On March 31, 1999, the Company issued an aggregate of 2,200,233 shares of Common Stock (the "SolCom Shares") and options to purchase 451,188 shares of Common Stock to the holders of SolCom in consideration of the acquisition by the Company of all of the outstanding share capital of SolCom. The Company also granted to employees of SolCom options to purchase up to an additional 48,369 shares of Common Stock. In addition, the Company granted 300,000 performance-based options to certain employees of SolCom, 150,000 of which have terminated for failure to achieve certain revenue targets and the remaining 150,000 of which have terminated due to the termination of employment of the option holders. The SolCom Shares were issued pursuant to Section 4(2) of, and Regulation S promulgated under, the Securities Act of 1933, as amended (the "Act"), to shareholders of SolCom residing outside the United States and to one accredited investor residing in the United States. The options granted are exercisable immediately and have exercise prices ranging from $0.4826 per share to $1.8016 per share and expiration dates ranging from four to ten years.

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

         On August 6, 1999, the Company issued an aggregate of 2,000,000 shares of Common Stock at a price of $4.75 per share to a group of accredited investors in consideration of an amount equal to $9,500,000, pursuant to Rule 506 promulgated under the Act.

         In addition, in connection with the June 1999 and August 1999 financings, financial advisors were granted warrants to purchase an aggregate of 306,250 shares of Common Stock in consideration of financial advisory services provided by them to the Company. An aggregate of 18,750 warrants are exercisable for a period of three years from the date of grant and the remaining 287,500 are exercisable for a period of five years from the date of grant. The exercise prices thereof are $4.75 per share for 250,000 warrants, $3.00 per share for 37,500 warrants, $4.50 per share for 9,375 warrants and $6.00 per share for the remaining 9,375 warrants.

SECURITY HOLDERS

         As of June 22, 2000, there were 379 holders of record of the Common Stock (not including beneficial owners of Common Stock held by brokers in street name).

DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock during the two fiscal years ended March 31, 2000 and March 31, 1999. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

         Under the terms of the Company's credit agreement with United National Bank ("United"), the Company may not, without the prior written consent of United, declare or pay any dividends in cash on any shares of capital stock of the Company.

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


OVERVIEW/PLAN OF OPERATION

          FY2000 was a year devoted to integrating the disparate product lines and cultures of the three companies forming ION Networks, i.e., MicroFrame, SolCom, and LeeMAH Datacomm Systems. The three companies have integrated the operations, systems and product lines. The Company now sells various intelligent hardware devices developed from the three companies and managed by a single central system, PRIISMS Manager.

         The integrated development efforts have resulted in the introduction of three new NetwoRx intelligent devices: NetwoRx, NetwoRx - O which was developed to meet the needs of optical technology manufacturers, and NetwoRx - VT which was developed to meet the needs of CLECs. In addition, the Secur@ccess products have now been certified for operation in Europe. Sales of ION products increased by 29% in Europe during FY2000.

         The Company's employee base increased from 126 full-time employees in FY1999 to 134 in FY2000 as a result of internal growth. A number of changes and additions were made in the executive team with new personnel being added in Engineering, Marketing and Business Development, Manufacturing, Finance, and Sales. The sales force increased from eight to 18. The result of all of these actions was 79% revenue growth from FY1999 to FY2000.

         During FY2000 the Company maintained relations with Rhythms NetConnections, Lucent Technologies, KPN - Telecom BV, MCI Worldcomm and AT&T. Several new important relationships were formed during FY2000, e.g., Sycamore Networks, Intel Corporation, Hewlett-Packard, Crown Castle International, Bomara Associates, FirstWorld Communications, and Siemens USA.

         During the next 12 months the Company plans to continue developing its PRIISMS Suite. Upgrades to the Sentinel family are already underway as is the final integration of Secur@ccess products with PRIISMS Manager. Additional AMT routines for measurement, diagnosis and action are planned. COGS (cost of goods sold) reduction programs are planned which include redesign of systems as well as the on-going examination of the cost and quality of ION's contract manufacturers.

         The Company will continue to look for attractive acquisition candidates and to build the sales force. Additional expansion in Europe is anticipated as a new Managing Director for the Livingston, Scotland facility starts in July 2000.

RESULTS OF OPERATIONS

              Fiscal Year 2000 Compared to Fiscal Year 1999

              Revenues for the year ended March 31, 2000 were $22,668,833 as compared with revenues of $12,673,917 for the year ended March 31, 1999, an increase of approximately 79%. This increase was primarily due to a significant increase (approximately 93%) in shipments of the Company's Sentinel 2000 product. The Company shipped approximately 6,800 units of the Sentinel 2000, generating net revenues of approximately $12,900,000, representing approximately 57% of overall revenue. During fiscal 1999, approximately 3,200 such units were sold, generating net revenues of approximately $6,700,000, or 53% of overall revenue for such year. In addition, during fiscal year 2000, the Company developed and licensed the rights to certain customized modules of its software via a perpetual license agreement to an existing customer for approximately $3.2 million. This development and licensing had a positive effect on the Company's rate of revenue growth and its gross margin for the year. The Company has no further obligations with respect to this development and the licensed software. The newly introduced NetwoRx family of products accounted for $3,835,000 of overall revenues, or 17%, in FY2000.

            The Company has approximately $1.1 million of sales backlog that it expects to record as revenue in the first half of fiscal 2001. From a geographic standpoint, the Company's net revenue increase was achieved primarily on the domestic side. Shipments to customers in the United States were approximately $19,200,000 (85% of total revenues) in fiscal 2000 as compared to approximately $10,050,000 (79%) in fiscal 1999, representing an increase of 91%. Shipments by the Company to the European market, were approximately $3,337,000 (14%) for the year ended March 31, 2000 compared to approximately $2,580,000 (20%) for the year ended March 31, 1999, an increase of 29%. It is the Company's intention to increase its presence in the European market.

              The Company's cost of goods sold increased to $8,409,068 for the year ended March 31, 2000 compared to $5,464,708 for the year ended March 31, 1999 as a result of increased shipment levels. Cost of goods sold as a percentage of sales decreased from 43% for the previous comparable fiscal period to 37% for this fiscal period, primarily due to product mix coupled with the software licenses discussed above.

              Research and development expenses, net of capitalized software development, increased from $2,580,857 in the year ended March 31, 1999 to $4,288,396 in the current fiscal year, an increase of 66%. As a percentage of revenues, research and development expenses decreased from approximately 20% to 19%. The internal research and development staff and related expenses increased significantly during Fiscal 2000 in order to continue to provide increased technical functionality and support to the Sentinel 2000 family of products as well as to further the development of the Company's next generation of products.

              Selling, general and administrative expenses increased 82% from $6,114,218 for fiscal 1999 to $11,155,390 for the year ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased from approximately 48% to 49%. This increase was primarily due to the addition of sales personnel and administrative infrastructure to support the two aforementioned acquisitions made in fiscal 1999, as well as the Company's organic growth.

              Amortization expense for capitalized software increased from $372,000 in fiscal 1999 to $2,308,000 in fiscal 2000 due to the increase in capitalized research and development expense during the past two fiscal years. The company continued to invest in Research and Development during fiscal 2000 in order to meet long term growth objectives. Also, amortization expense for goodwill associated with the acquisitions of Solcom and certain assets of LeeMah increased significantly in fiscal year 2000 to $966,000 from $38,000 in fiscal 1999. This increase was a result of the full year impact in fiscal 2000 compared to 1999.

              The Company had a loss before taxes of $4,995,248 for the year ended March 31, 2000 compared to a loss before taxes of $5,764,764 for the year ended March 31, 1999. The March 31, 1999 loss included a one-time charge for IPR&D of $3,490,177 in connection with the SolCom acquisition. The fiscal year 2000 loss was incurred due to the increase in research and development expenses as well as the expansion of the Company's infrastructure. The Company's tax rate (benefit) was lower than the federal statutory tax rate (benefit) primarily due to the effect of recording a valuation allowance on certain of the Company's net operating loss carryforwards and other deferred tax assets in fiscal 2000 coupled with the recording of a provision for foreign taxes in fiscal 2000. The increase in the valuation allowance of approximately $2.3 million during fiscal 2000 is due primarily to the fact that management believes that at March 31, 2000, it is more likely than not that the net operating loss carryforwards will expire unutilized. At March 31, 2000, the Company had federal, state, and foreign tax-effected net operating loss carryforwards of approximately $3.8 million, respectively. The expiration dates for its net operating losses range from the years 2011 through 2014. The net loss for the year ended March 31, 2000 was $5,259,738 compared to a net loss of $5,997,003 for the prior fiscal year.

IN-PROCESS RESEARCH AND DEVELOPMENT

         In connection with the Company's acquisition of SolCom in the fourth quarter of FY1999, the Company allocated $3,490,177 of the purchase price thereof to purchased IPR&D. The following provides an update on the status of the projects included in the IPR&D analysis.

         NetworX is a new product line being developed as part of the Company's PRIISMS Suite. NetworX was designed to be the industry's first integrated platform for proactive, remote, real-time secure management and monitoring of voice and data networks. It would use dial-up, Telnet, or SNMP connections to allow network managers to monitor, evaluate and control all aspects of their large, distributed networks from a single central point. The first version of this product has been released as NetwoRx, and additional releases are planned for FY2001.

         Sentinel III products were designed to offer a range of infrastructure management tools for managing large distributed networks. All Sentinel products feature alarm and fault management, detection of unusual calling patterns on PBXs which could indicate toll fraud, environmental monitoring and control, as well as secure access. Sentinel III was described at FY1999 year-end as an intelligent port controller combining remote monitoring and Sentinel network device management to deliver both network control and a comprehensive picture of network activities. The Company later elected to re-badge the Sentinel III as a less expensive version of the NetworX product. Two versions have been released as NetwoRx - O for optical technology manufacturers, and NetwoRx - VT for CLECs.

         The Company has been developing an ASIC which incorporates a large portion of the hardware and software required to provide the functionality of an intelligent device. As originally contemplated, the result of this effort has to be a substantial increase in processing speed and a reduction in COGS if the chip is produced in large volumes. Designing the chip required the Company to learn and apply a new technology to develop first one and then a series of more and more capable ASICs. Consequently, the Company put the ASIC project on hold in order to focus all development efforts on the projects described above. By the end of FY2000, the ASIC project was 20% complete, and the costs to complete the work were estimated at $350,000. As previously reported, in early FY2001, Management decided to reevaluate the project in light of new technologies on the market and the requirement for continued costly development. The project will now incorporate a different chip technology, FPGAs (field programmable gate arrays), and will be completed as a series of arrays for monitoring high-speed network protocols such as ATM, gigabit Ethernet and OC-3. After verifying these designs in the field, the gate arrays may, depending on potential for economic benefits, be converted to utilize ASIC technology.

              Analysis of Products/IPR&D

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

LIQUIDITY AND CAPITAL RESOURCES


         During fiscal 2000, the Company significantly strengthened its financial position. Total assets increased from $15,973,425 to $27,390,241 while total liabilities decreased from $9,572,437 to $ 5,994,304. The primary reason for the improvement was an increase in cash provided by issuances of common stock of approximately $20 million. These proceeds were used to liquidate liabilities and fund the internal operations of the Company and to purchase various property and equipment.

         Net cash used in operating activities during fiscal 2000 was $4,971,783 compared to net cash used during fiscal 1999 of $553,688. The use of cash was primarily attributable to the increase in accounts and other receivables of approximately $2.6 million, the decrease in accounts payable and accrued expenses of approximately $3.4 million, the decrease in other current liabilities due to the pay down of prior year transaction costs of approximately $1.6 million, partially offset by the increase in accrued payroll and other liabilities of approximately $1.3 million and the decrease in inventory of approximately $1.3 million.

         Net cash used by investing activities during fiscal 2000 was $2,493,986 as compared to $2,999,904 for the prior fiscal year. Capital expenditures increased by $785,320 as the Company continued its investment in computers, other equipment and expenditures related to the relocation of its principal executive offices in August 1999. Also, an additional $214,828 of research and development expenses were capitalized during fiscal 2000 as compared with fiscal 1999. In fiscal 2000, $356,414 of cash was received for the amount of the licensed technology discussed above which had been recorded on the balance sheet.

         Net cash provided by financing activities during the fiscal year was $17,681,387 compared to $3,211,860 for the prior fiscal year. Issuance of Common Stock of $12,500,000 and the exercise of options and warrants of $7,459,472 were the primary reasons for the increase in net cash provided.

         Overall, cash increased by approximately $10.2 million during fiscal year 2000.

         In October 1998, the Company entered into a line of credit agreement with an available balance of $2,000,000 through July 30, 1999. In April 1999, the line of credit was increased to $2,250,000. Prior to expiration this line was extended through September 30, 1999. On September 9, 1999, the outstanding balance of $2,250,000 was paid down in full. The line was collateralized by all the business assets of the Company.

         In December 1998, the Company entered into a term loan agreement with United National Bank in the principal amount of $500,000 through December 2003. At March 31, 2000, there were no borrowings outstanding under the term loan as the balance was fully paid in March 2000.

         The Company expects to fund the expansion of its business and operations and meet its short and long-term liquidity needs from available cash and cash flow, working capital and from funds derived from future operating revenues as well as through additional financing from outside sources. The Company currently believes that it will have sufficient cash resources to meet its operational needs over the next twelve months.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activites - Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For the Company, this means the standard must be adopted no later than April 1, 2001. Management, based on its current operations, does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial position or cash flows.

         In December 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". The SEC delayed the effective date of this SAB from March 31, 2000 and now must be adopted by June 30, 2000. The Company has assessed the impact of SAB 101 on its results of operations and believes that its results of operations for the year ended March 31, 2000 have been presented in accordance with the provisions of the SAB.

ITEM 7.        FINANCIAL STATEMENTS.
               ---------------------

         The financial statements required hereby are located on pages F-1 through F-23.

ITEM     8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                ---------------------------------------------------------------
FINANCIAL DISCLOSURES.
----------------------

            None.

                                    PART III

         The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is hereby incorporated by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Company's 2000 Annual Meeting of Stockholders.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.
                  ---------------------------------


                 (a)    EXHIBITS
                        --------

            Exhibit

            No.                Description

          3.1* Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5, 1998.

          3.2*      Certificate    of   Amendment   of   the    Certificate   of
                    Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998.

          3.3 Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of state of the State of Delaware an October 12, 1999 (Incorporated by reference to Exhibit 3.3 the Company's Registration Statement on form S-8 filed on March 17, 2000).

          3.4*      By-Laws of the Company.

          3.5*****  Form of Specimen Common Stock Certificate of the Company.

          4.1*      1998 Stock Option Plan of the Company.

          4.2*      1998 U.K. Sub-Plan of the Company, as amended.

          10.1***** Lease  Agreement  dated February 18, 1999 by and between the
                    Company and Washington Plaza Associates, L.P., as landlord.

          10.2***** Business Park Gross Lease dated May 17, 1999 by and between the Company and Bedford Property Investors, Inc.

          10.3***** Supply  Agreement  dated October 20, 1998 by and between the
                    Company and Lucent Technologies.

          10.4***** OEM Purchase Agreement dated April 13, 1999 by and between the Company and the Hewlett-Packard Company.

            10.5*****   Agreement  dated as of December  19, 1994 by and between
                        LeeMAH  DataCom  Security  Corporation  and Siemens Rolm
                        Communications Inc.

            10.6*****   Equipment Lease  Agreements  dated June 10, 1999 and May
                        5, 1999 by and between  the  Company and Siemens  Credit
                        Corporation.

            10.7*****   Equipment  Lease  Agreement  dated June 17,  1999 by and
                        between the Company and Lucent Technologies.

            10.8*****   Employment  Agreement  dated as of April 1, 1998 between
                        the Company and Stephen B. Gray

            10.9******  Employment Agreement dated as of April 1, 1999 between the Company and Stephen B. Gray.

            10.10****** Non-negotiable  Promissory Note in the principal  amount of $750,000 issued by Stephen B. Gray to the Company.

            10.11****** Line of Credit  Agreement with United Nations Bank dated
                        September 30, 1999.

            10.12** Share Purchase Agreement, as amended, dated as of December 28, 1998 by and among the Company, SolCom Systems Limited ("SolCom"), the shareholders of SolCom and certain representatives of such shareholders.

            10.13*** Agreement and Plan of Merger by and between the Company and MicroFrame, Inc., a New Jersey corporation.

            10.14****   Asset Purchase  Agreement  dated as of February 25, 1999
                        by and among the Registrant, LeeMAH and the Parent.

            10.15****   Assignment of Patents of LeeMAH dated February 25, 1999.

            10.16****   Assignment of  Trademarks  of LeeMAH dated  February 25,
                        1999.

            23.1******  Consent of PricewaterhouseCoopers LLP

            27.1******  Financial Data Schedule

         ------------------------------
         * Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.

         ** Incorporated by Reference to Appendix A of the Company's Definitive Information Statement on Schedule 14C filed on March 11, 1999.

         *** Incorporated by Reference to Appendix I of the Company's Definitive Information Statement on Schedule 14C filed on March 11, 1999.

         **** Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

         ***** Incorporated by Reference to the Company's Annual Report on form 10-KSB for the fiscal year ended March 31, 1999.

         ******         Filed herewith.

         (b)    REPORTS ON FORM 8-K
                --------------------

                               None

                                   SIGNATURES

                       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED: June 28, 2000

                                             ION NETWORKS, INC.


                                             By: /s/ Stephen B. Gray
                                                 --------------------------
                                                 Stephen B. Gray, President


                       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 2000:

                                 Signature Title

         /s/ Stephen B. Gray
         --------------------------------           President, Chief Executive
         Stephen B. Gray                            Officer and Director


         --------------------------------           Chairman of the Board of
         Stephen M. Deixler                         Directors


         /s/ Alfred Leonardi
         --------------------------------           Principal Financial Officer
         Alfred Leonardi                            and Principal Accounting
                                                    Officer


         /s/ Baruch Halpern
         --------------------------------           Director
         Baruch Halpern


         /s/ Alexander C. Stark                     Director
         --------------------------------
         Alexander C. Stark


         /s/ William Martin Ritchie                 Director
         --------------------------------
         William Martin Ritchie


                                                    Director
         --------------------------------
         Alan Hardie

ION NETWORKS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

Report of Independent Accountants                                           F-1


Consolidated Balance Sheets as of March 31, 2000
   and March 31, 1999                                                       F-2


Consolidated Statements of Operations for the Years
   Ended March 31, 2000 and 1999                                            F-3


Consolidated Statements of Cash Flows for the Years
   Ended March 31, 2000 and 1999                                            F-4


Consolidated Statements of Stockholders' Equity for
   the Years Ended March 31, 2000 and 1999                                  F-5


Notes to Consolidated Financial Statements                               F-6-23

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ION Networks, Inc. and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ION Networks, Inc. and Subsidiaries (the "Company") at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


June 8, 2000

ION NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


                                                                                        2000              1999
ASSETS

Current assets
   Cash and cash equivalents                                                       $    10,381,612       $    165,994
   Accounts receivable, less allowance for doubtful accounts of $251,000 and
   $150,000, respectively                                                                4,569,546          3,092,867
Other receivables                                                                        1,560,697                  -
Inventory, net                                                                           1,924,671          2,554,643
Deferred tax assets                                                                              -            422,310
Prepaid expenses and other current assets                                                  602,874            433,031
                                                                                   ---------------    ---------------
     Total current assets                                                               19,039,400          6,668,845

Property and equipment, net                                                              2,146,956          1,010,369
Capitalized software, less accumulated amortization of
  $4,259,851 and $1,951,715, respectively                                                4,185,911          5,350,388
Goodwill and other acquisition - related intangibles, less
  accumulated amortization of $1,030,334 and $63,810, respectively                       1,938,716          2,905,240
Other assets                                                                                79,258             38,633
                                                                                   ---------------     --------------
     Total assets                                                                  $    27,390,241     $   15,973,475
                                                                                   ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of capital leases                                                $       67,900    $             -
   Current portion of long-term debt                                                        96,000            488,948
   Accounts payable and accrued expenses                                                 2,632,135          3,890,152
   Accrued payroll and related liabilities                                               2,139,524            813,266
   Deferred income                                                                         275,657            269,457
   Other current liabilities                                                               352,093          1,909,072
                                                                                   ---------------    ---------------
     Total current liabilities                                                           5,563,309          7,370,895
                                                                                   ---------------    ---------------

Noncurrent deferred tax liabilities, net                                                         -            188,276
Long-term portion of capital leases                                                        302,866
Long-term debt, net of current portion                                                     128,129          2,013,266

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
   Preferred stock - par value $.001 per share; authorized 1,000,000 shares, none issued
   Common  stock - par value  $.001 per  share;  authorized
     50,000,000  shares; issued  15,111,617  shares and outstanding
     15,049,586  shares at March 31, 2000, issued 8,286,670 shares,
     outstanding 8,244,639 shares at March 31, 1999                                         15,112              8,287
Additional paid-in capital                                                              35,063,207         14,858,560
Accumulated deficit                                                                   (13,488,379)        (8,228,641)
Accumulated other comprehensive income (loss)                                               13,196           (29,969)
                                                                                   ---------------    ---------------
                                                                                        21,603,136          6,608,237
Less - Treasury stock, 62,031 shares, at cost at
  March 31, 2000 and 1999, respectively                                                  (207,199)          (207,199)
                                                                                   ---------------    ---------------
Total stockholders' equity                                                              21,395,937          6,401,038
                                                                                   ---------------    ---------------
Total liabilities and stockholders' equity                                          $   27,390,241     $   15,973,475
                                                                                   ===============     ==============

   The accompanying notes are an integral part of these financial statements.

ION NETWORKS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                                        2000              1999

Net sales                                                                            $  22,668,833      $  12,673,917

Cost of sales                                                                            8,409,068          5,464,708
                                                                                     -------------      -------------

     Gross margin                                                                       14,259,765          7,209,209

Research and development expenses                                                        4,288,396          2,580,857
Selling, general and administrative expenses                                            11,155,390          6,114,218
Depreciation and amortization expense                                                    3,902,331            731,160
In-process research and development charge                                                       -          3,490,177
                                                                                     -------------      -------------

     Loss from operations                                                              (5,086,352)        (5,707,203)

Interest income                                                                            315,467             43,012
Interest expense                                                                         (224,363)          (100,573)
                                                                                     -------------      -------------

     Loss before income taxes                                                          (4,995,248)        (5,764,764)

Income tax expense                                                                         264,490            232,239
                                                                                     -------------      -------------

     Net loss                                                                        $ (5,259,738)      $ (5,997,003)
                                                                                   ===============     ==============

Per share data

     Basic                                                                                 ($0.44)            ($1.09)
     Diluted                                                                               ($0.44)            ($1.09)

Weighted average number of common shares outstanding:

     Basic                                                                              12,063,709          5,499,556
                                                                                     -------------      -------------
     Diluted                                                                            12,063,709          5,499,556
                                                                                     -------------      -------------



   The accompanying notes are an integral part of these financial statements.

ION NETWORKS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------



                                                                                      2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $  (5,259,738)     $   (5,997,003)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       In-process research and development charge                                                -          3,490,177
       Depreciation and amortization                                                     3,902,331            731,160
       Provision for doubtful accounts                                                     100,757             23,793
       Provision for inventory obsolescence                                                230,893                  -
       Noncash stock-based compensation charge                                             252,000            188,120
       Deferred tax provision                                                              234,034            232,239
       Changes in operating assets and liabilities, net of
         effects of acquisitions
         Accounts receivable                                                           (1,577,436)           (546,951)
         Other receivables                                                             (1,560,697)                  -
         Inventory                                                                        399,079            (786,783)
         Prepaid expenses and other current assets                                       (169,843)           (198,618)
         Other assets                                                                     (40,625)             (2,917)
         Accounts payable and accrued expenses                                         (1,258,017)          2,190,508
         Accrued payroll and related liabilities                                         1,326,258             52,967
         Deferred income                                                                     6,200            (35,394)
         Other current liabilities                                                     (1,556,979)            105,014
                                                                                     -------------      -------------
             Net cash used in operating activities                                     (4,971,783)           (553,688)
                                                                                     -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                              (1,350,327)           (565,007)
     Capitalized software expenditures                                                 (1,500,073)         (1,285,245)
     Proceeds from the sales of software licenses                                         356,414
     Capitalized acquisition related expenditures, net of cash acquired                          -         (1,149,652)
                                                                                     -------------      -------------
             Net cash used in investing activities                                     (2,493,986)         (2,999,904)
                                                                                     -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of credit                                                       253,711          2,196,280
     Proceeds from debt                                                                    450,000
     Repayments of the line of credit                                                   (2,250,000)
     Repayments of debt                                                                   (731,796)           (55,009)
     Issuances of common stock                                                          12,500,000            708,000
     Exercises of options and warrants                                                   7,459,472            362,589
                                                                                     -------------      -------------
             Net cash provided by financing activities                                  17,681,387          3,211,860
                                                                                     -------------      -------------

Net increase (decrease) in cash and cash equivalents                                    10,215,618          (341,732)

Cash and cash equivalents - beginning of period                                            165,994            507,726
                                                                                     -------------      -------------
Cash and cash equivalents - end of period                                            $  10,381,612       $    165,994
                                                                                     =============      =============
SUPPLEMENTAL INFORMATION
     Cash paid during period for interest                                            $     224,363       $    100,573
                                                                                     =============      =============


   The accompanying notes are an integral part of these financial statements.

ION NETWORKS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


                                                                                            ACCUMULATED
                                                                                               OTHER
                                                  ADDITIONAL       STOCK                    COMPREHENSIVE                  TOTAL
                                        COMMON     PAID-IN       SUBSCRIPTION   ACCUMULATED    INCOME     TREASURY     STOCKHOLDERS'
                            SHARES      STOCK      CAPITAL        RECEIVABLE     DEFICIT       (LOSS)      STOCK          EQUITY

Balance, March 31, 1998     4,899,131   $ 4,899   $  6,345,613   $ (104,000)  $(2,231,638)  $   (7,920)   $(4,000)      $4,002,954

Net loss                                                                       (5,997,003)                              (5,997,003)

Issuances of common stock   3,327,539     3,328      8,279,887      104,000                                              8,387,215

Noncash stock-based
compensation                   60,000        60        233,060                                                             233,120

Acquisition of treasury
shares                                                                                                    (203,199)       (203,199)

Translation adjustments                                                                        (22,049)                     (22,049)
                            ----------   ---------   ----------    ----------  ----------    ----------   ---------     -----------
Balance, March 31, 1999     8,286,670     8,287     14,858,560                 (8,228,641)     (29,969)   (207,199)       6,401,038

Net loss                                                                       (5,259,738)                               (5,259,738)

Issuances of common stock   3,000,000     3,000     12,497,000                                                           12,500,000

Exercise of options and
warrants                    3,824,947     3,825      7,455,647                                                            7,459,472

Noncash stock-based
compensation                                           252,000                                                             252,000

Translation adjustments                                                                         43,165                      43,165
                            ----------   ---------   ----------    ----------  ----------    ----------   ---------     -----------
Balance, March 31, 2000    15,111,617   $15,112    $35,063,207   $         - $(13,488,379)  $   13,196   $(207,199)     $21,395,937
                            ----------   ---------   ----------    ----------  ----------    ----------   ---------     -----------




   The accompanying notes are an integral part of these financial statements.

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


1.       ORGANIZATION

         THE COMPANY
         ION Networks, Inc. (the "Company"), a Delaware corporation founded in 1999 through the combination of two network management developers - MicroFrame, a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited, a
         Scottish corporation located in Livingston, Scotland (originally founded in 1994), designs, develops and markets a broad range of security, network management and remote maintenance products for voice and data communications networks. By incorporating a variety of hardware and software options for user authentication, these products can deter unauthorized dial-in access to both devices and systems (such as computers, local area networks and private branch exchange telephone switches), while allowing authorized personnel access to perform needed administration and maintenance of host devices and networks from remote locations. The products also provide alarm monitoring and reporting capabilities, a basis for remote network management and maintenance.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

         INVENTORY
         Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of hardware and software components designed to interface with network communications environments. The markets for the Company's products are characterized by rapidly changing technology and the consequential obsolescence of relatively new products. The Company has recorded estimated allowances against inventories related to technological obsolescence.

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

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

         the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product.

         The Company capitalized $1,500,073 and $1,285,229 of software development costs for fiscal 2000 and 1999, respectively. Additionally, the Company acquired $3,855,000 of existing technology in connection with an acquisition in fiscal 1999 (see Note 3). These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (generally three years). It is reasonably possible that those current estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both, will be reduced significantly in the near term (due to competitive pressures). As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. Amortization expense totaled $2,308,136 and $371,740 for fiscal 2000 and fiscal 1999, respectively.

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

         RESEARCH AND DEVELOPMENT COSTS
         The Company charges all costs incurred to establish the technological feasibility of a product or enhancement to research and development expense in the period incurred.

         REVENUE RECOGNITION POLICY
         The Company records revenue from product sales upon shipment to the customer if no significant vendor obligations exist and collectibility is probable. Generally, no significant vendor obligations exist upon shipment of the product. Maintenance contracts are sold separately and maintenance revenue is recognized on a straight-line basis over the period the service is provided, generally one year.

         WARRANTY COSTS
         Estimated warranty costs associated with the sale of hardware and software are accrued at the time of sale. The warranty reserve included in other current liabilities as of March 31, 2000 and 1999 approximated $80,000 and $50,000, respectively.

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

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------



         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and related liabilities, deferred income and other current liabilities approximates fair value because of the relatively short maturity of these instruments. The Company's line of credit and term loan have variable interest rates which adjust with changes in market interest rates and the book value of such indebtedness is deemed to approximate fair value.

         VALUATION OF LONG-LIVED ASSETS
         Long-lived assets such as property and equipment, goodwill, customer lists and capitalized software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

         PER SHARE DATA
         Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The weighted average number of common shares outstanding during fiscal 2000 and 1999 were used to compute basic earnings per share. Diluted earnings per share is initially computed using the weighted average number of common shares outstanding plus the dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Potential common shares of 3,422,687 and 1,040,000 were excluded from the computation of diluted earnings per share for fiscal 2000 and 1999, respectively, because their inclusion would have had an antidilutive effect on earnings per share.

         FOREIGN CURRENCY TRANSLATION
         The financial statements of the foreign subsidiaries were prepared in local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and, accordingly, have no effect on net loss. Transaction adjustments for the foreign subsidiaries are included in income and are not material.

         INCOME TAXES
         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities ("temporary differences") using enacted tax rates in effect for the year in which the differences are expected to reverse. A deferred tax asset is recognized if it is more likely than not that the asset will be realized in the future.

         RECLASSIFICATIONS
         The Company has reclassified certain prior year amounts to conform with the 2000 presentation.

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


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

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------



          Following is a summary of the pro forma results of ION Networks, Inc. as if the merger had closed effective April 1, 1998:



                                                                                  FOR THE
                                                                                YEAR ENDED
                                                                                 MARCH 31,
                                                                                   1999
                                                                                (UNAUDITED)

Revenues                                                                      $   13,988,252
Net loss                                                                          (6,027,379)
Weighted-average common shares                                                     7,699,789
Weighted-average common shares and potential common shares                         7,699,789
Basic earnings per share                                                                (.78)
Diluted earnings per share                                                              (.78)



         On February 25, 1999, the Company acquired certain of the operating assets of LeeMAH Datacom Security Corporation ("LeeMAH") in exchange for 444,000 shares of the Company's common stock. The purchase price of approximately $1 million has been reflected primarily as goodwill and other acquisition-related intangibles, mainly customer lists. The acquired entity had sales of $209,000 and income from operations of $149,000 for the period from the date of acquisition through March 31, 1999, accordingly, the acquisition was not material to the Company's statement of operations, its cash flows or its financial position.

4.       INVENTORY

         Inventory, net of reserve for obsolescence of $283,000 and $185,000 at March 31, 2000 and 1999, respectively, consists of the following:



                                                                               2000                    1999

Raw materials                                                              $    782,813           $    1,570,150
Work-in-process                                                                 259,180                  223,229
Finished goods                                                                  882,678                  761,264
                                                                            -----------           --------------
                                                                            $ 1,924,671           $    2,554,643
                                                                            ----------            --------------

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


5.       PROPERTY AND EQUIPMENT

        At March 31, 2000 and 1999, property and equipment consists of the following:



                                                                     2000                 1999
          Computer and other equipment                            $ 2,476,635           $ 1,725,901
          Furniture and fixtures                                      998,929               230,679
          Leasehold improvements                                      237,758                45,136
                                                             ----------------     -----------------

                                                                    3,713,322             2,001,716

          Less:  Accumulated depreciation                           1,566,366               991,347
                                                             ----------------     -----------------

          Property and equipment, net                             $ 2,146,956           $ 1,010,369
                                                             ----------------     -----------------

         Depreciation expense for property and equipment for the years ended March 31, 2000 and 1999 amounted to $627,671 and $321,740, respectively. During the years ended March 31, 2000 and 1999, the Company retired fully depreciated assets amounting to $52,652 and $649,518, respectively.

6.       BANK BORROWINGS

         On September 30, 1999, the Company entered into a $2,500,000 line of credit agreement. The line of credit is available through July 31, 2000. At March 31, 2000, there were no borrowings under the facility. Advances are payable at maturity, July 31, 2000, and bear variable interest at a prime rate, as defined in the line of credit agreement. The line is collateralized by all business assets of the Company.

         On May 5, 1999, the Company entered into a $300,000 term loan agreement. The term loan is due May 2002 and bears interest at a fixed rate of 8.50%. The term loan is collateralized by certain property and equipment of the Company. At March 31, 2000, $224,129 is outstanding under the term loan.

         In October 1998, the Company entered into a line of credit agreement with an available balance of $2,000,000 through July 30, 1999. In April 1999, the line of credit was increased to $2,250,000. Prior to expiration this line was extended through September 30, 1999. On September 9, 1999, the outstanding balance of $2,250,000 was paid down in full. The line was collateralized by all business assets of the Company.

         In December 1998, the Company entered into a term loan agreement in the amount of $500,000 through December 2003. At March 31, 2000, there were no borrowings outstanding under the term loan as the balance was fully repaid in March 2000.

         The agreements described above contain various restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, dispose of assets,

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

         pay dividends, purchase or retire any of the Company's outstanding shares or alter or amend the Company's capital structure. In addition, the Company is required to maintain certain financial covenants, including a debt to net worth ratio as well as limiting borrowings to 75% of the aggregate amount of accounts receivable (the "collateral limit") which are outstanding under 90 days. At certain times during fiscal 1999, the Company's borrowings exceeded the collateral limit noted above. In July 1999, the Company received a waiver of this covenant violation through April 1, 2000. The Company was in compliance with all financial covenants at March 31, 2000.

         At March 31, 2000, contractual maturities of the outstanding term loan is as follows:


         2001                                                      $  96,000
         2002                                                        109,397
         2003                                                         18,732
                                                             ----------------
                                                                   $ 224,129
                                                             ----------------
                                                             ----------------

7.       INCOME TAXES

         As of March 31, 2000, the Company has available federal, state and foreign net operating loss carryforwards of approximately $8,116,688, $7,149,694, and $1,668,944, respectively, to offset future taxable income. The federal net operating loss carryforwards expire during the years 2011 through 2014. In addition, the Company has investment credit and research and development credit carryforwards aggregating approximately $254,523, which may provide future tax benefits, expiring from 2008 through 2014.

         The components of the income tax provision for the years ended March 31, 2000 and 1999 are as follows:



                                                 2000              1999

         Current

              Federal                             $    -             $     -
              State                                    -                   -
              Foreign                             30,456                   -
                                           --------------     --------------

                                                  30,456                   -
                                           --------------     --------------

         Deferred

              Federal                            198,929             197,403
              State                               35,105              34,836
                                           --------------     --------------

                                                 234,034             232,239
                                           --------------     --------------

                                               $ 264,490           $ 232,239
                                           --------------     --------------
                                           --------------     --------------

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


         The reasons for the difference between the Company's effective tax rate and the United States federal statutory rate are as follows:

                                                                                                      MARCH 31,

                                                                                                   2000        1999
           Effective tax rate reconciliation
               Statutory federal tax rate                                                          (34)  %       (34)%
               State taxes, net of federal benefit                                                  (6)           (6)
               Effect of in-process research and development write-off                                            24
               Foreign rate differential                                                             1            (1)
               Permanent difference (goodwill)                                                      13            -
               Effect of recording valuation allowance on net operating loss
                carryforwards                                                                       28            20
               Other                                                                                 3             1
                                                                                                   ----        ----
                                                                                                     5  %          4 %
                                                                                                   ----        ----

         The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at March 31, 2000 and 1999 are as follows:

                                                                                           2000               1999
           Current deferred tax assets
             Inventory                                                                      $222,246          $ 224,000
             Accrued expenses                                                                216,028            118,393
             Allowance for doubtful accounts                                                 100,303             79,917

           Total current deferred tax assets                                                 538,577            422,310

           Valuation allowance                                                             (538,577)                  -
                                                                                       --------------     -------------

           Net current deferred tax assets                                                    $    -          $ 422,310
                                                                                       --------------     -------------

           Noncurrent deferred tax assets
             Depreciation and amortization                                                  $124,852            $     -
             Net operating loss carryforwards                                              3,817,178          1,867,600
             Research and development credit                                                 254,523            186,524
             Alternative minimum tax credit                                                   20,125              6,867
                                                                                       -------------    ---------------

           Total noncurrent deferred tax assets                                            4,216,678          2,060,991

           Valuation allowance                                                            (3,460,300)        (1,696,459)
                                                                                       --------------    ---------------

           Net noncurrent deferred tax assets                                              $ 756,378          $ 364,532
                                                                                       --------------    ---------------

           Noncurrent deferred tax liabilities
             Depreciation                                                                    $     -          $ (28,865)
             Capitalized software                                                           (756,378)          (523,943)
                                                                                       --------------    ---------------

           Total noncurrent deferred tax liabilities                                       $(756,378)        $ (552,808)
                                                                                       --------------    ---------------

           Net noncurrent deferred tax (liabilities) assets                                  $     -         $ (188,276)
                                                                                       --------------    ---------------

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------



         The Company has recorded a full valuation allowance against the federal and state net operating loss carryforwards and a full valuation allowance against the foreign net operating loss carryforwards and the research and development credit as management believes that it is more likely than not that substantially all of the net operating loss carryforwards and credits will expire unutilized.

         The increase in the valuation allowance is due primarily to current year net operating loss carryforwards for federal and state purposes, $1,610,608, tax effected, and research and development credits, $68,000, offset by the utilization of a small portion of foreign net operating loss carryforwards, ($12,752), tax effected, during the year ended March 31, 2000. Approximately $341,050 of the federal and state net operating losses, if utilized, will reverse through equity in the future.

8.       STOCKHOLDERS' EQUITY

         In August 1999, the Company sold 2,000,000 shares of common stock in a private financing and received net proceeds of $9,500,000. In connection with this sale, warrants to purchase 250,000, 37,500, 9,375 and 9,375 shares of common stock with an exercise price of $4.75, $3.00, $4.50 and $6.00, respectively, were issued. An aggregate of 18,750 warrants expire in August 2002 with the remaining 287,500 warrants expiring in August 2004.

         In June 1999, the Company sold 1,000,000 shares of common stock to a Private Equity Fund at $3.00 per share and received net proceeds of $3,000,000. In connection with this sale, warrants to purchase 250,000 shares of common stock with an exercise price of $4.50 and warrants to purchase 250,000 shares of common stock with an exercise price of $6.00 were issued. During the year ended March 31, 2000, warrants to purchase 500,000 shares were exercised for an aggregate consideration of $2,625,000.

         During the year ended March 31, 1998, the Company entered into a stock subscription agreement with one of its directors, under which the director agreed to acquire 50,000 shares of the Company's common stock at $2.08 The shares were issued in fiscal year 1999 after the receipt of $104,000 from the director.

         During the years ended March 31, 2000 and 1999, respectively, options to purchase 1,433,273 and 358,429 shares of common stock under the Company's stock option plans were exercised, for an aggregate consideration of $2,399,869 and $362,589. During the year ended March 31, 1999, 60,000 shares and 30,000 options were issued in connection with the termination of a consulting contract (see Note 9). The aggregate fair value of this consideration was $171,120 of which $126,120 was provided for in prior years.

         In April 1996, the Company sold 860,000 shares of common stock to unrelated investors, at $1.25 per share and received net proceeds of approximately $1,023,559. In conjunction with this sale, warrants to purchase 860,000 shares of common stock with an exercise price of $1.50 and warrants to purchase additional 860,000 shares of common stock with an exercise price of $2.00 were issued. During the year ended March 31, 1999, warrants to purchase 376,000 shares were exercised for an aggregate consideration of $604,000. In April 1999, the Company offered a discount on the warrants. These warrants, initially issued at $1.50 and $2.00, were reduced in price to $1.25 and $1.50, respectively. The discount carried an expiration date of June 30, 1999.

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


         During the discount period, investors exercised 1,143,251 warrants and the Company received net proceeds of $1,618,544. These warrants expire in April 2000. At March 31, 2000, 80,000 warrants were outstanding. These warrants expired unexercised.

         In April 1996, the Company sold 241,467 shares of common stock to four current shareholders of record who held the contractual right to maintain their share of ownership. The Company received net proceeds of $301,834. In connection with this sale, warrants to purchase 241,467 shares of common stock with an exercise price of $1.50 and warrants to purchase an additional 241,467 shares of common stock with an exercise price of $2.00 were issued. During the year ended March 31, 2000, warrants to purchase 364,422 shares were exercised for an aggregate consideration of $637,739. There are no warrants outstanding as of March 31, 2000.

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

         STOCK OPTION PLANS
         The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the "1998 Plan") is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan shall be 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the years ended March 31, 2000 and 1999, the Company granted options to purchase 2,328,791 and 499,567, respectively. At March 31, 2000, 1,352,238 options were outstanding under the 1998 Plan, of which 219,580 options were exercisable.

         In connection with the Company's acquisition of SolCom, the Company granted 300,000 performance-based options to certain holders of SolCom options. At March 31, 2000, all 300,000 options were forfeited due to the termination of employment of the option holders.

         In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the year ended March 31, 1999, the Company granted options to purchase 187,224 shares of its common stock under the 1994 Plan. At March 31, 2000, 770,286 options were outstanding under the 1994 Plan, of which 570,286 options were exercisable.

         Of the options granted in fiscal 2000, 455,645 were granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the current fiscal year if

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


         the    Company   meets   certain   predetermined  s ales  targets.  The
         Company did not meet the targets for 2000 and, as such, all options granted under the TARSAP in 2000 will vest seven years from the original date of grant.

         OTHER OPTIONS
         During the years ended March 31, 2000 and 1999, the Company issued 7,500 and 70,000 options, respectively, to various consultants. The term of these options is five years from the date of grant. During the years ended March 31, 2000 and 1999, 23,750 and 30,000 options, respectively vested with 23,750 to vest in Fiscal 2001, contingent on consulting services being provided in such year. Compensation expense of $50,400 and $62,000, respectively, was recorded relative to vesting of options during 2000 and 1999.

         During September 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's common stock, of which 420,000 vested immediately and 100,000 vest each April 1 of 1998 and 1999. Options expire ten years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant. During the years ended March 31, 2000, and 1999, 90,000 and 130,000 options to purchase shares were exercised under this grant for an aggregate consideration of $104,400 and $150,800, respectively. At March 31, 2000, 400,000 options were outstanding and exercisable.

         The Company also has issued outstanding options to certain directors to purchase 162,500 shares of the Company's stock. Options expire in terms ranging from 5 to 10 years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant. At March 31, 2000, 72,500 options were outstanding and exercisable.

         ACCOUNTING FOR STOCK-BASED COMPENSATION
         The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its options. During the year ended March 31, 2000, the Company recorded compensation expense of $201,600 related to options given to employees.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased by $1,239,998 and $.10 and $751,295 and $.14, respectively, for the years ended March 31, 2000 and 1999.

         The pro forma effect on net loss for fiscal 2000 and 1999 may not be representative of the pro forma effect on net loss of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to April 1, 1995.

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


         The weighted-average fair values at date of grant for options granted during fiscal 2000 and 1999 were $4.08 and $1.64, respectively. The fair value of each option grant for the Company's common stock is estimated on the date of the grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in fiscal 1999 and 1998:


                                                                                    2000                  1999

          Expected volatility                                                           84%                     80%
          Risk-free interest rate                                                     5.32%                   5.12%
          Expected option lives                                                  4.00 years              5.87 years


          Detail of options granted are as follows:


                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                                    EXERCISE              OPTION PRICE
                                                                  SHARES            PRICE ($)             PER SHARE ($)

          Options outstanding at March 31, 1998                   1,794,796                 1.60             1.16 to 3.13

            Granted                                               1,282,067                 2.34             0.48 to 3.54
            Canceled                                                (25,596)                1.94             1.54 to 2.31
            Exercised                                              (358,429)                1.47             1.16 to 2.87
                                                            -----------------     --------------    ---------------------

          Options outstanding at March 31, 1999                   2,692,838                 1.52             0.48 to 3.54
                                                            -----------------     --------------    ---------------------

            Granted                                               2,272,291                 6.30            2.28 to 37.66
            Canceled                                               (756,582)                3.03            1.75 to 30.81
            Exercised                                            (1,433,273)                1.67             0.48 to 5.05
                                                            -----------------     --------------    ---------------------

          Options outstanding at March 31, 2000                   2,775,274                 5.08            0.48 to 37.66
                                                            -----------------     --------------    ---------------------

          Options exercisable at March 31, 2000                   1,281,366                 2.32            0.48 to 37.66
                                                            -----------------     --------------    ---------------------

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------




                                           WEIGHTED
                                            AVERAGE
                                           REMAINING       WEIGHTED                            WEIGHTED
      RANGE OF                              YEARS OF       AVERAGE                             AVERAGE
      EXERCISE             NUMBER         CONTRACTUAL      EXERCISE          NUMBER            EXERCISE
       PRICES            OUTSTANDING         LIFE            PRICE         EXERCISABLE           PRICE
       $0.48                  49,710             0.2   $         0.48             49,710      $        0.48
   $1.16 - $1.72             551,107             6.3   $         1.24            548,607      $        1.24
   $1.75 - $2.57           1,382,032             6.8   $         2.16            509,049      $        2.04
   $2.97 - $4.34             116,280             4.3   $         3.28             85,000      $        3.08
   $5.63 - $8.44             273,502             4.7   $         6.95             74,000      $        7.57
   $9.13 - $13.03             91,889             5.1   $         9.61                  -                  -
  $14.47 - $20.94            222,097             5.2   $        20.34                  -                  -
  $22.00 - $32.13             50,083             5.5   $        27.70              7,500      $       22.00
  $33.44 - $37.66             38,574             5.4   $        34.72              7,500      $       33.44
                      --------------  --------------   --------------     --------------     --------------
                           2,775,274             6.0   $         5.08          1,281,366      $        2.32
                      --------------  --------------   --------------     --------------     --------------


9.       COMMITMENTS

         OPERATING LEASES
         During March 1999, the Company entered into an operating lease to consolidate their office and manufacturing facilities, which has a commencement date of July 31, 1999. This lease expires in June 2009. The Company also leases office space for its European operation in Antwerp, Belgium and Livingston, Scotland. In addition, the Company's California division currently leases office facilities.

         CAPITAL LEASES
         The Company leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term.

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

         Future  minimum  payments,   by  year  and  in  the  aggregate,   under
         non-cancellable operating and capital leases as of March 31, 2000 are as follows:

                                                                                 CAPITAL                 OPERATING
                                                                                 LEASES                   LEASES
Year ending March 31
   2001                                                                  $        97,949           $      769,184
   2002                                                                           97,949                  760,804
   2003                                                                           97,949                  802,206
   2004                                                                           97,949                  793,074
   2005                                                                           36,501                  679,478
   Thereafter                                                                          -                3,350,246
                                                                          --------------            -------------
   Total minimum lease payments                                           $      428,297            $   7,154,992
                                                                          --------------            -------------

   Less amount representing interest                                              57,531
                                                                          --------------

   Present value of net minimum lease payments                            $      370,766
                                                                          --------------





         Computer and other equipment at March 31, 2000 includes $390,638 under capital leases. There were no assets under capital lease agreements at March 31, 1999.

         Rent expense under operating leases for the years ended March 31, 2000 and 1999 approximated $577,315 and $171,496, respectively.

         CONSULTING CONTRACT
         In connection with the acquisition of European Business Associates BVBA of Brussels, Belgium, the Company entered into a consulting agreement with a former principal for a term of five years. The consulting agreement provides for an annual consulting fee of $75,000 with 5% annual increments, as well as reimbursement of certain expenses. During February 1999, the Company and the consultant mutually agreed to terminate the above consulting contract. In connection with the termination the consultant received 60,000 common shares and 30,000 options. Compensation expense of approximately $126,120 was recorded during fiscal 1999, in connection with this issue of shares and options.

10.      CONTINGENT LIABILITIES

         In the normal course of business the Company and its subsidiaries may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the outcome of such current legal proceedings, claims and assessments will not have a material effect on the Company's financial position, results of operations or cash flows.

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

11.      EMPLOYEE BENEFIT PLANS

         Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 30% of an employee's contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended March 31, 2000 and 1999 was $49,732 and $37,058, respectively.

12.      SALES

         The Company, which operates in a single industry segment, designs, develops and markets a broad range of security, network management and remote maintenance products for voice and data communications networks. The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's local and foreign export sales for the years ended March 31, 2000 and 1999 are as follows:




                                                   2000             1999

United States                                     $ 19,228,324      $ 10,054,769
Europe                                               3,336,517         2,583,040
Pacific Rim                                             11,950                 -
Other                                                   92,042            36,108
                                                  ------------      ------------
                                                  $ 22,668,833      $ 12,673,917
                                                  ------------      ------------


         The Company sold a substantial portion of its products to four customers. Sales to these customers amounted to $8,606,173 (38% of net sales) and $6,914,525 (55% of net sales) in 2000 and 1999, respectively.  At March  31,  2000 and  1999,  amounts  due from  these customers included in accounts receivable, were $2,104,050 and $1,362,061, respectively. The loss of any of these four customers or a significant decline in sales volumes from any of these four customers could have a material adverse effect on the Company's financial position and results of operations. Additionally, during the year ended March 31, 2000, the Company licensed the rights to certain customized modules of its software via a perpetual license agreement with one customer and recorded approximately $3.2 million in revenue which had a positive effect on the Company's rate of revenue growth and gross margin.

13.      CONCENTRATION OF CREDIT RISK

         The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2000 and periodically throughout fiscal 2000, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

         The Company sells the majority of its products to customers within the telecommunications industry. The Company's three largest telecommunications customers and one other customer accounted for approximately 46% of net accounts receivable at March 31, 2000. The Company provides for allowances for doubtful accounts which management believes are adequate to cover potential credit risk losses.

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

14.      OTHER RECEIVABLES

         Other receivables consists of amounts due from foreign employees related to withholding taxes. Included within accrued payroll and related liabilities is an offsetting liability due from the Company to the United Kingdom tax authorities. The receivables which have been collected subsequent to March 31, 2000 have been remitted to the appropriate United Kingdom tax authorities.

15.      OTHER CURRENT LIABILITIES

         At March 31, 1999, other current liabilities consisted mainly of additional liabilities assumed by the Company in connection with the acquisition of SolCom. These liabilities relate to professional fees incurred by SolCom and its directors for services provided in conjunction with the acquisition. These liabilities have been paid in full at March 31, 2000.

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


16.      SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                      2000              1999


Non-cash acquisition of SolCom System Limited
  Operating activities

     Accounts receivable                                                                               $    422,423
     Inventory                                                                                              342,509
     Prepaid expenses and other current assets                                                               81,652
     Accounts payable                                                                                       788,801
     Accrued payroll and related liabilities                                                                411,902
     Deferred income                                                                                        123,278
     Other current liabilities                                                                            1,398,796
  Investing and financing activities
     Property and equipment, net                                                                            388,712
     Capitalized software, net                                                                              185,532
     Borrowings                                                                                              30,935
     Common stock and options issued in connection
       with the purchase acquisition                                                                      6,211,880

Other Non-Cash Investing and Financing Activities
  Common stock issued in connection with the
     purchase acquisition of LeeMAH
     Datacom Security Corporation                                                                         1,000,000
  Acquisition of treasury shares                                                                            203,199
  Common stock and options issued in connection with
     termination of consulting contract                                                                     126,120
  Options issued to consultants as non-cash compensation                             $     50,400            62,000
  Assets acquired by assuming capital lease obligations                                   370,766
  Compensation charge from employee options                                               201,600



17.      RELATED PARTY TRANSACTIONS

         The Company borrowed funds from a director of the Company in the amount of $150,000 on April 14, 1999. This amount was fully repaid along with a market rate of interest during June 1999. The amount of interest expense was not material to the Company.

         The Company issued advances to two officers of the Company in the amount of $50,000 each on August 31, 1998. These advances accrue interest at the prime rate plus 1%. These advances are due and payable in full upon the officers cessation of employment with the Company or August 31, 2000, whichever is earlier. During fiscal 2000, one of the officers, who has terminated employment with the Company, repaid his outstanding balance in full.

ION NETWORKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------


18.      NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For the Company this means the standard must be adopted no later than April 1, 2001. Management, based on its current operations, does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial position or cash flows.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The SEC delayed the effective date of this SAB from March 31, 2000, so that the SAB must now be adopted by June 30, 2000. The Company has assessed the impact of SAB 101 on its results of operations and believes that its results of operations for the year ended March 31, 2000 have been presented in accordance with the provisions of the SAB.

19.      SUBSEQUENT EVENTS

         During April 2000, the Company issued a loan to the Chief Executive Officer of the Company in the amount of $750,000. The loan accrues interest at a rate of LIBOR plus 1%. This loan is due and payable on June 27, 2005. If the Chief Executive Officer leaves the employ of the Company or is terminated from his employment, with or without cause, the principal and accrued interest will be due and payable in full within 30 days of such termination.

                                 EXHIBIT INDEX
                                 -------------

         Exhibit        Description
         -------        -----------

           10.9 Employment Agreement dated as of April 1, 1999 between the Company and Stephen B. Gray.

           10.10 Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company.

           10.11 Line of Credit Agreement with United Nations Bank dated September 30, 1999.

           23.1         Consent of PricewaterhouseCoopers LLP

           27.1         Financial Data Schedule