Form 10KSB/A
period 2000-03-31
ION NETWORKS INC
filed 2000-07-28
CIK 754813

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

                          Commission File No.: 0-13117

                               ION NETWORKS, INC.

                 (Name of Small Business Issuer in Its Charter)

             Delaware                                    22-2413505
 -------------------------------            -----------------------------------
 (State or Other Jurisdiction of            (IRS Employer Identification Number)
  Incorporation or Organization)

  1551 S. Washington Ave., Piscataway, NJ                   08854
  ---------------------------------------                   -----
  (Address of Principal Executive Offices)                (Zip Code)


Issuer's telephone number, including area code:  (732) 529-0100
                                                 --------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock, $.001 par value
                  ----------------------------


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

There were 15,621,862 shares of Common Stock outstanding as of June 22, 2000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

         This amendment to Form 10-KSB for the period ended March 31, 2000 is filed to include Items 9-12 contained in Part III of Form 10-KSB that were previously incorporated by reference to the Company's definitive Proxy Statement in connection with the Company's 2000 Annual Meeting of Stockholders.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

                                                                                                           Director
                    Name                        Age              Position Held with the Company              Since
                    ----                        ---              ------------------------------              -----

Stephen M. Deixler(1)(2)(3)(4)                   65     Chairman of the Board of Directors                   1985

Stephen B. Gray(2)(4)                            42     President, Chief Executive Officer, Chief            1996
                                                        Operating Officer and Director

Alfred M. Leonardi                               48     Chief Financial Officer, Treasurer and Secretary      Not
                                                                                                          applicable

Jane Kaufman                                     52     Executive Vice President - Marketing and              Not
                                                        Business Development                              applicable

Alexander C. Stark, Jr. (1)(2) (3)(4)            67     Director                                             1997

Alan Hardie (3)                                  60     Director                                             1999

William Martin Ritchie(4)                        51     Director                                             1999

Baruch Halpern                                   49     Director                                             1999

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

------------------
(1)  Member of Compensation/Stock Option Committee
(2)  Member of Nominating Committee
(3)  Member of Audit Committee
(4)  Member of Strategic Steering Committee

         STEPHEN B. GRAY has been President and Chief  Operating  Officer of the
Company since April 1996. He has served as the Chief Executive Officer of the Company and a director since May 1997. He also is a director of ION Networks, BV and ION Networks, Ltd., wholly-owned subsidiaries of the Company. He served as Senior Vice President-Sales, Marketing and Support of the Company from December 1994 through March 1996. Prior to December 1994, Mr. Gray held various management and executive positions at IBM and Sieman's Nixdorf, and he was also an independent consultant, engaged in assisting both private and publicly-held companies with strategy development, internal operational reviews and stockholder value enhancement programs.

         ALEXANDER C. STARK, JR. has been a director of the Company since 1997. Mr. Stark is the President of AdCon, Inc., a consulting firm organized to advise and council senior officers of global telecom companies. Mr. Stark previously worked for 40 years at AT&T, where he most recently served as a Senior Vice President.

         ALAN HARDIE has served as a director of the Company since April 1999. Mr. Hardie has served as a General Manager of BT Global Communications since 1994, where he provides leadership and strategic direction for such entity's Global Customer Service division.*

         WILLIAM MARTIN RITCHIE has served as a director of the Company since April 1999. Mr. Ritchie currently acts as a consultant in his own consulting entity, MR Ventures, where he provides various start-up companies with management assistance and early stage investment. Mr. Ritchie was a founder of Spider Systems, a Scottish electronics company, where he served in several capacities, including the Managing Director, from 1984 to 1995. Mr. Ritchie currently serves on the board of directors of various companies in Scotland.*

         BARUCH HALPERN has served as a director of the Company since October 1999. From January 1995 to the present, Mr. Halpern has been an institutional research analyst with Goldsmith & Harris Incorporated, where he has advised institutions about investment opportunities. He has also been an advisor in connection with a leveraged buy-out of a public company and several private placements.

         Mr. Halpern is a Chartered Financial Analyst.

NON-DIRECTOR EXECUTIVE OFFICERS

         Set forth below is certain information with respect to each executive officer of the Company who is not also a director of the Company:

         ALFRED M. LEONARDI has been the Chief Financial Officer, Treasurer and Secretary of the Company since December 1999. Mr. Leonardi was previously the Vice President of Finance at Meto, Inc., a company engaged in electronic bar code and human readable marking and identification systems, from 1992 through November 1999. Mr. Leonardi is a licensed certified public accountant in the State of New York.

         JANE  KAUFMAN  has  been the  Executive  Vice  President-Marketing  and
Business

-----------------------
* Each of Messrs. Hardie and Ritchie was elected to serve as a director in connection with an agreement among the Company and the shareholders of SolCom Systems Limited ("SolCom") in March 1999 to nominate two nominees to the Board of Directors upon the closing of the acquisition of SolCom by the Company.

Development of the Company since January 2000. From 1996, and prior to joining the Company, she worked as a consultant with small technology companies to develop new business opportunities and restructure operations. From 1995 to 1996, Ms. Kaufman served as President and COO of Ware Systems Corp., an e-commerce company. From 1990 to 1994 she was President of NYNEX Venture Company, where she incubated high-tech start-up companies. Ms. Kaufman has a doctoral degree in experimental psychology and an MSOR, both from New York University. She has a BA from Bennington College.

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

EXECUTIVE OFFICERS

         The executive officers of the Company are Stephen B. Gray, President, Chief Executive Officer and Chief Operating Officer; Alfred M. Leonardi, Chief Financial Officer,Treasurer and Secretary; and Jane Kaufman, Executive Vice President-Marketing and Business Development.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following persons have failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934, with respect to the fiscal year ended March 31, 2000, as follows: Each of Messrs., Stephen B. Gray, Jane Kaufman, Alfred M. Leonardi, Kevin Latraverse, Baruch Halpern, Stephen M. Deixler and William M. Ritchie failed to timely file an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5. Each of Messrs. Stephen B. Gray, Stephen M. Deixler, Peter A. Wilson and Michael Radomsky failed to timely file a Statement of Changes in Beneficial Ownership on Form 4. Each of Messrs. Jane Kaufman and Baruch Halpern failed to timely file a Statement of Initial Beneficial Ownership of Securities on Form 3. During the fiscal year ended March 31, 2000, the Company is not aware of other late filings, or failure to file, any other reports required by Section 16(a) of the Exchange Act.

ITEM 10.       EXECUTIVE COMPENSATION.

         The following table summarizes the compensation paid or accrued by the Company during the past three fiscal years, including the fiscal year ended March 31, 2000, to the Company's Chief Executive Officer and to the Company's three other most highly compensated officers who earned salary and bonus compensation of at least $100,000 during the fiscal year ended March 31, 2000 (two of which were not serving as officers of the Company at the end of the last completed fiscal year), and to other key executive officers (these executive officers being hereinafter referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
          Annual Compensation                                             Long-term Compensation
-----------------------------------------            -----------------------------------------------------------------
                                                              Awards                                 Payouts
                                                     --------------------------              -------------------------
                                                     Annual       Restricted    Securities                  All Other
Principal                                            Compen-        Stock       Underlying      LTIP        Compen-
Position                Year   Salary($)  Bonus($)   sation($)    Award(s)($)   Options (#)  Payouts($)     sation($)(1)
--------                ----   ---------  --------   ------ -----------------   -----------  ----------     -----------
Stephen B. Gray         2000    261,076    54,616      36,000                    132,966         --          11,106
President, Chief        1999    265,750      --            --                     60,000         --             779
Executive Officer,      1998    252,829      --            --                     75,000         --              --
Chief Operating
Officer

Michael Radomsky(2)     2000    149,577      --            --                     22,710         --           8,259
Executive Vice-         1999    164,392      --            --                     43,823         --           2,781
President               1998    139,858      --            --                     42,839         --           2,526

Alfred M. Leonardi(3)   2000     45,983      --            --                     46,292         --              --
Chief Financial
Officer

Kevin  B. Latraverse    2000    258,715      --            --                     23,442         --          12,811
Executive
Vice-President Sales

Jane Kaufman(4)         2000     36,115      --        10,000                    153,376         --           1,083
Executive
Vice-President
Marketing
And Business
Development

Peter A. Wilson(5)      2000    107,840      --            --                    352,197         --           --
Executive
Vice-President
Marketing

------------------------------

(1)      Represents contribution of the Company under the Company's 401(k) Plan.

(2) Mr. Radomsky resigned as a director and officer of the Company effective as of December 10, 1999.

(3) Mr. Leonardi joined the Company in December 1999 and was appointed as an officer effective as of January 17, 2000.

(4) Ms. Kaufman joined the Company in January 2000 and was appointed as an officer effective as of March 20, 2000.

(5) Mr. Wilson resigned as an officer of the Company effective as of February 25, 2000.

                OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2000

         The following table sets forth certain information concerning stock option grants during the fiscal year ended March 31, 2000 to the Named Executive
Officers:

                                                                  Individual Grants
                                   --------------------------------------------------------------------------------
                                                          Percent
                                      Number of           of Total
                                     Securities           Options              Exercise
                                     Underlying          Granted to            or Base
                                       Options          Employees in            Price              Expiration
Name                                 Granted(#)         Fiscal Year            ($/Sh)                 Date
----                                 ----------         -----------            ------                 ----
Stephen B. Gray                         32,966(1)           1.1%                  2.28              3/31/09
                                       100,000              3.5%                  2.28               4/1/04

Michael Radomsky                        22,710(1)           0.8%                  2.28              3/31/09

Alfred M. Leonardi                       6,292(1)           0.2%                 15.97              3/31/09
                                        40,000              1.4%                  7.70              11/5/04

Kevin B. Latraverse                     23,442(1)           0.8%                  2.28              3/31/09

Jane Kaufman                             3,376(1)           0.1%                 20.94              3/31/09
                                       150,000              5.3%                 20.94               1/3/05

Peter A. Wilson                        139,710              5.2%                  0.4826           12/31/03
                                        25,770              0.9%                  1.8016            3/31/09
                                       120,000              4.5%                  2.28              3/31/09
                                        50,000              1.9%                  2.28              3/31/03
                                        16,717(1)           0.6%                  2.28              3/31/09

----------------------------------

(1) Represents options granted pursuant to the Company's Time Accelerated Restricted Stock Award Program (TARSAP).

         AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2000

                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended March 31, 2000 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on March 31, 2000.

                                                                                                        Value of
                                                                 Number of Securities                  Unexercised
                                                                  Underlying Unexer-                  In-the-Money
                                Shares                               cised Options                     Options at
                              Acquired on         Value              at FY-End(#)                     FY-End($)(1)
Name                         Exercise (#)      Realized($)     Exercisable/Unexercisable        Exercisable/Unexercisable
----                         ------------      -----------     -------------------------        -------------------------
Stephen B. Gray                   42,309                           600,784/132,966                  $17,134,660/$3,677,840

Alfred  M. Leonardi                   --            --             20,000/26,292                         $444,800/$532,699

Jane Kaufman                          --            --             0/153,376                                 $0/$1,380,384

Michael Radomsky                      --            --             142,239/66,533                    $4,055,020/$1,808,750

Kevin B. Latraverse                   --            --             200,000/123,442                   $5,538,000/$3,417,405

Peter A. Wilson                  115,648            --              49,832/186,717                   $1,467,890/$5,164,592

------------------------

(1) The average price for the Common Stock as reported by the Nasdaq Stock Market on March 31, 2000 was $29.94 per share. Value is calculated on the basis of the difference between the option exercise price and $29.94 multiplied by the number of shares of Common Stock underlying the options.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL
ARRANGEMENTS

         The Company has no employment agreements other than an employment agreement dated April 1, 1999 with Stephen B. Gray, the Company's Chief Executive Officer and President pursuant to which Mr. Gray receives (i) salary of $275,000 per annum for a term of one (1) year (the "Term"), (ii) a $30,000 one-time signing bonus and (iii) 100,000 stock options, which vest on April 1, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation/Stock Option Committee of the Board of Directors consists of Messrs. Stephen M. Deixler and Alexander C. Stark, Jr. Mr. Deixler previously served as the Company's Chief Executive Officer until May 1997. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of the Company's Board of Directors.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of the Company's Common Stock owned by each person or institution who, as of July 27, 2000, owns of record or is known by the Company to own beneficially, more than five (5%) percent of such securities, and by the Company's executive officers and by its directors, both individually and as a group, and the percentage of such securities owned by each such person and the group. Unless otherwise indicated, such persons have sole voting and investment power with respect to shares listed as owned by them.

Name and Address                                     Shares Owned                        Percent of Class
-----------------                                    ------------                        ----------------
Stephen M. Deixler(1)                                    856,702                                5.4%
371 Eagle Drive
Jupiter, Florida 33477

Stephen B. Gray(2)(9)                                    643,093                                4.0%

Alfred M. Leonardi(3)(9)                                  20,000                                *

Alexander C. Stark, Jr.(4)                               259,500                                1.6%
356 Jupiter Drive
Jupiter, Florida 33477

Alan Hardie(5)                                            36,000                                *
PP318 Westgate
#11 Hope Street
Glasgow G2 6AB
Scotland

William Martin Ritchie(6)                                 25,500                                *
Keston
4 Buckstane Park
Edinburgh EH10 6PA
Scotland

Jane Kaufman(9)                                                0                                *

Baruch Halpern(7)(9)                                     104,500                                *

Zesiger Capital Group LLC                              1,388,700(8)                             8.9%
320 Park Avenue, 30th Floor
New York, NY  10022

Directors and Named Executive Officers                 1,945,295                               11.6%
as a group (8 persons)

----------------

(1) Does not include 8,824 shares of Common Stock owned by Mr. Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 120,406 shares of Common Stock held by Merrill Lynch Pierce Fenner & Smith custodian f/b/o Stephen M. Deixler, IRA. Includes 187,000 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(2) Includes 600,784 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(3) Consists of 20,000 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(4) Includes 209,500 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(5) Consists of 36,000 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(6) Includes 20,500 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(7) Includes 4,500 shares of Common Stock which may be acquired pursuant to currently exercisable options. Includes 100,000 shares of Common Stock which may be acquired pursuant to currently exercisable warrants.

(8) Based on Schedule 13G as filed by such beneficial owner with the SEC on June 6, 2000.

(9) The address of such person is c/o the Company, 1551 S. Washington Avenue, Piscataway, New Jersey 08854
------------------------

*Indicates ownership of Common Stock of less than one (1%) percent of the total issued and outstanding Common Stock on the Record Date.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 7, 1999, the Company issued an aggregate of 1,000,000 shares of Common Stock and warrants to purchase an aggregate of 500,000 shares of Common Stock to Special Situations Private Equity Fund, L.P. ("Special Situations") and certain affiliated entities of Special Situations for an aggregate consideration of $3,000,000. The securities issued were "restricted securities" under the Securities Act of 1933, as amended (the "Act"). Pursuant to the transaction, the Company has registered the shares of Common Stock (including those shares underlying the warrants) under the Act. pursuant to a form S-3, which was declared effective in September 1999. The warrants expire in three years and the exercise prices thereof are $4.50 per share for 250,000 warrants and $6.00 per share for the remaining 250,000 warrants.

         On August 5, 1999, the Company issued an aggregate of 2,000,000 shares of Common stock to Zesiger Capital Group LLC and certain of its affiliates for an aggregate consideration of $9,500,00. The securities issued were "restricted securities" under the Act. Pursuant to the transaction, the Company registered the shares of Common Stock under the Act pursuant to a form S-3, which was declared effective in September, 1999.

         In April 2000, the Company made a loan of $750,000 to its Chief Executive Officer. The Loan bears interest at the rate of Libor + 1% per annum, and is due in April 2005, or sooner, if the Chief Executive Officer's employment is terminated.

         On June 29, 2000, the Company made an advance of $135,000 to its Chief Executive Officer. The advance was subsequently repaid in full on July 26, 2000.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Piscataway and State of New Jersey

DATED:     July 28, 2000

                                              ION NETWORKS, INC.




                                              By:/s/ Stephen B. Gray
                                                 -------------------------------
                                                     Stephen B. Gray, President