Form 10QSB
period 2000-06-30
ION NETWORKS INC
filed 2000-08-14
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                          Commission File No.: 0-13117
                                               -------

                               ION NETWORKS, INC.
                               ------------------
              (Exact Name of Small Business Issuer in Its Charter)

                   Delaware                              22-2413505
                   --------                              ----------
        (State or Other Jurisdiction of     (IRS Employer Identification Number)
        Incorporation or Organization)

            1551 South Washington Avenue Piscataway, New Jersey 08854
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (732) 529-0100
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                       No ___
    ---

There were 15,198,416 shares of Common Stock outstanding as of August 11, 2000.

Transitional Small Business Disclosure Format:

Yes ___                      No   X
                                ---

                       ION NETWORKS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

PART I.  FINANCIAL INFORMATION                                                                PAGE
                                                                                              ----

Item 1.           Condensed Consolidated Financial Information                                   3

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                      and March 31, 2000 (Unaudited)                                             4

                  Condensed Consolidated Statements of Operations for the Three
                      Months ended June 30, 2000 and 1999 (Unaudited)                            5

                  Condensed Consolidated Statements of Cash Flows for the Three
                      Months ended June 30, 2000 and 1999 (Unaudited)                            6

                  Condensed Consolidated Statement of Stockholders' Equity for
                      Three Months ended June 30, 2000 (Unaudited)                               7

Notes to Condensed Consolidated Financial Statements (Unaudited)                                 8

Item 2.           Management's Discussion and Analysis                                           10

PART II. OTHER INFORMATION

Item 5.           Other Information                                                              14

Item 6.           Exhibits and Reports on Form 8-K                                               14

SIGNATURES                                                                                       15

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Information.
         --------- ------------ --------- ------------

         The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,         March 31,
                                                                                    2000              2000
                                                                                -------------    --------------
ASSETS
Current assets:
    Cash and cash equivalents..............................................       $ 5,443,963       $10,381,612
    Accounts receivable, net of allowance for doubtful accounts
        of $185,000 and $251,000, respectively.............................         1,926,258         4,569,546
    Other receivables .....................................................           141,687         1,560,697
    Inventory, net.........................................................         3,463,557         1,924,671
    Prepaid expenses and other current assets..............................           633,462           602,874
                                                                                    ---------         ---------
              Total current assets ........................................        11,608,927        19,039,400

Property and equipment at cost, net of accumulated depreciation of
$1,785,658 and $1,566,366, respectively...................................          2,170,921         2,146,956
Capitalized software, less accumulated amortization of $4,886,077 and
    $4,259,851, respectively .............................................          3,919,520         4,185,911
Goodwill and other acquisition - related intangibles, less accumulated
     amortization of $1,275,141 and $1,030,334, respectively .............          1,693,909         1,938,716
Related party notes receivable............................................            885,000                --
Other assets .............................................................             86,759            79,258
                                                                                   ----------        ----------
              Total assets ................................................       $20,365,036       $27,390,241
                                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital leases......................................        $   67,900        $   67,900
    Current portion of long-term debt .....................................            96,000            96,000
    Accounts payable and accrued expenses .................................         1,765,017         2,632,135
    Accrued payroll and related liabilities ...............................           657,421         2,139,524
    Deferred income .......................................................            77,185           275,657
    Other current liabilities .............................................           350,184           352,093
                                                                                   ----------        ----------
              Total current liabilities ...................................         3,013,707         5,563,309
Long-term portion of capital leases......................................             289,738           302,866
Long-term debt, net of current portion ..................................             122,933           128,129

Commitments and contingencies
Stockholders' equity:
    Preferred stock-par value $.001 per share; authorized 1,000,000
         shares, none issued ..............................................                 -                 -
    Common stock, par value $.001 per share; authorized 50,000,000 shares, issued 15,181,470 shares and outstanding 15,119,439 shares at June 30, 2000; issued 15,111,617 shares and outstanding
         15,049,586 shares at March 31, 2000...............................            15,181            15,112
    Additional paid-in capital ............................................        35,256,657        35,063,207
    Accumulated deficit.....................................................     (18,123,618)       (13,488,379)
    Accumulated other comprehensive (loss) income..........................           (2,363)            13,196
                                                                                   ----------        ----------
                                                                                   17,145,857        21,603,136
Less-Treasury stock 62,031 shares, at cost at June 30, 2000 and
    March 31, 2000.......................................................           (207,199)         (207,199)
                                                                                   ----------        ----------
Total stockholders' equity...............................................          16,938,658        21,395,937
                                                                                   ----------        ----------
Total liabilities and stockholders' equity ..............................         $20,365,036       $27,390,241
                                                                                  ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                      -4-

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            For the Three Months Ended
                                                                                     June 30,
                                                                                2000                1999
                                                                            -----------          -----------
Revenue..........................................................            $2,083,504           $4,889,021

Cost of sales ...................................................             1,157,102            1,931,872
                                                                            -----------          -----------

Gross margin ....................................................               926,402            2,957,149

    Research and development expenses ............................            1,223,929              534,417
    Selling, general and administration ..........................            3,333,057            2,591,476
    Depreciation and amortization ................................            1,090,325              922,656
                                                                            -----------          -----------

(Loss) from operations ..........................................            (4,720,909)          (1,091,400)

Interest income .................................................               130,115                    -

Interest (expense) ..............................................               (20,873)             (65,632)
                                                                            -----------          -----------

(Loss) before income tax expense ................................            (4,611,667)          (1,157,032)
                                                                            -----------          -----------

    Income tax expense ...........................................               23,572                    -

Net (loss)......................................................            $(4,635,239)         $(1,157,032)
                                                                            ===========          ===========

PER SHARE DATA
Net (loss) per share
    Basic.........................................................           $   (0.31)           $   (0.13)
    Diluted ......................................................           $   (0.31)           $   (0.13)

Weighted average number of common shares outstanding:
    Basic ........................................................           15,123,152            9,035,590
    Diluted ......................................................           15,123,152            9,035,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     2000                1999
                                                                                 -----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) .........................................................       $ (4,635,239)         $(1,157,032)
    Adjustments to reconcile net (loss) to net cash used in
    operating activities:
      Depreciation and amortization ....................................           1,090,325              922,656
      Non-cash stock-based compensation charges ........................              82,602

Changes in operating assets and liabilities:
    (Increase) decrease in
      Accounts receivable ..............................................           2,643,288          (1,199,801)
      Other receivables.................................................           1,419,010
      Inventory ........................................................         (1,538,886)              240,473
      Prepaid expenses and other current assets ........................            (30,588)            (116,011)

      Other assets .....................................................             (7,501)                   90

    Increase (decrease) in
      Accounts payable and accrued expenses ............................           (867,118)          (1,848,292)
      Accrued payroll and related liabilities ..........................         (1,482,103)            (131,822)
      Deferred income ..................................................           (198,472)             (45,884)
      Other current liabilities ........................................             (1,909)            (730,515)
                                                                                 -----------           ----------
Net cash used in operating activities .................................          (3,526,591)          (4,066,138)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment ..............................           (258,816)             (22,660)
    Capitalized software ...............................................           (359,835)            (537,462)
    Related party notes receivable......................................           (885,000)
                                                                                 -----------           ----------
Net cash used in  investing activities ................................          (1,503,651)            (560,122)

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on revolving line of credit .............................                   -              253,720
    Proceeds from debt .................................................                   -              450,000
    Principal payments on debt..........................................            (18,324)            (193,558)

    Proceeds from sales of common stock / exercise of stock options and
          warrants .....................................................             110,917            5,001,052
                                                                                 -----------           ----------
Net cash provided by financing activities .............................               92,593            5,511,214
                                                                                 -----------           ----------
Net  (decrease) increase in cash ......................................          (4,937,649)              884,954
Cash and cash equivalents, beginning of year ..........................           10,381,612              165,994
                                                                                 -----------           ----------
Cash and cash equivalents, end of period ..............................          $ 5,443,963           $1,050,948
                                                                                 ===========           ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                                                Accumulated
                                                     Additional                   Other                       Total
                                                      Paid-in     Accumulated  Comprehensive    Treasury   Stockholders'
                            Shares    Par Value       Capital       Deficit     (Loss)Income      Stock       Equity
                            ------    ---------       -------       -------     ------------      -----       ------
Balance March 31, 2000   15,111,617   $    15,112   $35,063,207   $(13,488,379)   $  13,196     $(207,199)   $21,395,937

Net loss                                                            (4,635,239)                               (4,635,239)

Exercise of stock options
and warrants                   69,853          69      110,848                                                   110,917

Non-cash stock-based
 compensation                       -           -       82,602                                                    82,602

Translation adjustments                                                               (15,559)                  (15,559)
                           ----------    --------   -----------   -----------     -----------    ---------   -----------
Balance June 30, 2000      15,181,470    $ 15,181   $35,256,657  $(18,123,618)    $    (2,363)   $(207,199)  $16,938,658
                           ==========    ========   ===========   ===========     ===========    =========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of June 30, 2000 and March 31, 2000, the condensed consolidated statements of operations for the three month periods ended June 30, 2000 and for the same period in 1999 and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at June 30, 2000 and 1999 have been made.

The Company has significantly increased its research and development activities and has expanded its sales and marketing infrastructure and related costs in order to attempt to execute its growth plans. The Company has incurred and expects to continue to incur significant losses and have significant negative operating cash flows for the foreseeable future.

On August 11, 2000, the Company obtained a written commitment for a private placement of 2,857,142 shares of Common Stock at a price of $1.75 per share, for a total purchase price of $5,000,000.

The Company's current operating plan includes certain assumptions, the most significant of which relates to the attainment of significant increases in future revenues in excess of 1st quarter 2001 revenues. To the extent that those revenue assumptions are not achieved, the Company will have to raise additional equity or debt financing and/or curtail certain current expenditures contained in the Company's current operating plans. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, if at all.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended March 31, 2000.

Note 2 - Inventory:
-------------------

Inventory, net of reserve for obsolescence of $281,000 and $283,000 at June 30, 2000 and March 31, 2000, respectively, consists of the following:

                                  June 30, 2000                 March 31, 2000
                                  -------------                 --------------

Raw materials             $               799,807         $            782,813
Work in process                           270,097                      259,180
Finished goods                          2,393,653                      882,678
         Total            -----------------------         ---------------------
                          $             3,463,557         $          1,924,671
                          =======================         =====================

Note 3 - Earnings Per Share:
----------------------------

The computation of Basic Earnings Per Share is based on the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share is based on the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents, comprised of outstanding stock options and warrants.

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                                              Three Months               Three Months
                                                             Ended 6/30/00              Ended 6/30/99
                                                          -------------------        ------------------
Weighted Average # of Shares Outstanding                      $    15,123,152            $   9,035,590
Incremental Shares for Common Equivalents                           1,706,074                2,220,288
                                                          -------------------        -----------------
Diluted Shares Outstanding                                    $    16,829,226            $  11,255,878
                                                          ===================        =================

The potential common shares of 1,706,074 and 2,220,288 for the three months ended June 30, 2000 and 1999, respectively, were excluded from the computation of earnings per share because their inclusion would have an antidilutive effect.

Note 4 - Comprehensive Income:
------------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS) No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net loss per the financial statements and comprehensive income.

                                                                Three Months               Three Months
                                                                Ended 6/30/00              Ended 6/30/99
                                                          --------------------       ---------------------
Net (loss)                                                    $    (4,635,239)            $     (1,157,032)
Effect of foreign currency translation                                (15,559)                      47,858
                                                          --------------------       ---------------------
Comprehensive income                                          $    (4,650,798)            $     (1,109,174)
                                                          ====================       ======================

Note 5 - Income Taxes
---------------------
The Company's valuation allowance against its federal, state and foreign net operating loss carryforwards and its research and development credits increased by $1,632,835 during the quarter ended June 30, 2000. The Company has recorded a full valuation allowance against the federal and state net operating loss carryforwards and a full valuation allowance against the foreign net operating loss carryforwards and the research and development credit as management believes that it is more likely than not that substantially all of the net operating loss carryforwards and credits will expire unutilized.

Note 6 -  New Accounting Pronouncements:
---------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For the Company this means the standard must be adopted no later than April 1, 2001. Management, based on its current operations, does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial position or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The SEC delayed the effective date of this SAB from June 30, 2000 to the fourth quarter of fiscal 2001 for the Company. The Company has assessed the impact of SAB 101 on its results of operations and believes that its results of operations for the quarter ended June 30, 2000 have been presented in accordance with the provisions of the SAB.

Note 7 - Related Party Transactions:
------------------------------------

During April 2000, the Company issued a loan to its Chief Executive Officer of the Company in the amount of $750,000. The loan accrues interest at a rate of LIBOR plus 1%. This loan is due and payable on June 27, 2005. If the Chief Executive Officer leaves the employ of the Company or is terminated from his employment, with or without cause, the principal and accrued interest will be due and payable in full within thirty (30) days of such termination.

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

 Results of Operations
 ---------------------

For the three months ended June 30, 2000 compared to same period 1999

         Revenue for the three months ended June 30, 2000, were $2,083,504 compared to revenue of $4,889,021 for the same period in 1999, a decrease of approximately 57.4%. As previously disclosed, the first quarter revenue was substantially below previous expectations and planned revenues. The decrease in revenue was primarily due to delays in ordering from some of the Company's largest and long standing customers. Also, contributing was the impact of the delayed introduction of the version of the PRIISMS Manager NPI offering, which was anticipated to be released in the first quarter, and now scheduled for release in the second quarter, as well as the longer than expected ramp-up period of new sales personnel who did not generate the anticipated level of revenue. The Company is beginning to experience increased activity and order levels for both new and existing customers.

         During the quarter ended June 30, 2000, the Company recognized $378,500 in revenues related to the $1.1 million sales backlog reported in the Company's Form 10-KSB for the fiscal year ended March 31, 2000. The Company expects to recognize additional revenue from this sales backlog in future quarters, however, there can be no assurance that all revenue associated with this sales backlog will ultimately be realized by the Company.

         Cost of goods sold for the three months ended June 30, 2000 was $1,157,102 compared to $1,931,872 for the same period ended June 30, 1999. Cost of goods sold as a percentage of revenue increased to 55.5% of net revenue for the three months ended June 30, 2000 compared to 39.5% for the same period in 1999. The quarter ended June 30, 2000 was adversely affected by an increase in the reserve for excess and obsolete inventory ($50,000). Additionally, certain overhead costs had a greater impact on the margins in the quarter because of the low sales volumes.

         Research and development expenses, net of capitalized software development, for the three months ended June 30, 2000 was $1,223,929 compared to $534,417 for the same period in 1999. As a percentage of net revenue research and development expenses were 58.7% compared to 10.9% for the same period in 1999. The increased expenditures in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 was the result of increased manpower and other expenditures required to support and enhance the Company's product portfolio. The significant increase in the percentage of research and development to net revenue was primarily caused by lower sales revenues combined with increased spending levels as discussed above.

          Selling, general and administrative expenses for the three months ended June 30, 2000 were $3,333,057 compared to $2,591,476 for the same period in 1999. As a percentage of net revenue selling general and administrative expenses increased to 160.0% compared to 53.0% for the same period in 1999. For the quarter ended June 30, 2000, the significant increase as a percentage of net revenue was due to lower revenue. The increase in SG&A expenses for the quarter ended June 30, 2000 compared to June 30, 1999 was a result of additional spending related to increased sales and marketing personnel and administrative infrastructure necessary to execute the Company's growth plans.

         Depreciation and amortization expenses, which include depreciation on equipment, furniture and fixtures along with amortization of capitalized software and goodwill, was $1,090,325 for the three months ended June 30, 2000 compared to $922,656 in same period in 1999. This expense was primarily the result of goodwill and capitalized software associated with the SolCom acquisition in March 1999 and the acquisition of certain assets associated with LeeMah in February 1999, along with the impact of higher capitalized software expenses associated with new research and development projects and increased equipment purchases to support the sales and infrastructure necessary to support the sales growth.

         Income tax provision for the three months ended June 30, 2000 was $23,572 as compared to $0 at June 30, 1999 due to the required provision for the reported taxable earnings of the Company's UK subsidiary.

         Net loss for the three months ended June 30, 2000 was $4,635,239 compared to a loss of $1,157,032 for the same period in 1999 due to the factors discussed above.

Financial Condition and Capital Resources
-----------------------------------------

         Net cash used in operating activities during the quarter ended June 30, 2000 was $3,526,591 compared to net cash used during the same period in 1999 of $4,066,138. The use of cash was attributed to the net loss from operations. The net cash used was due to an increase in inventory of $1,538,886 due to lower sales, and a decrease in accounts payable and accrued expenses of $867,118, offset partially by the decrease in accounts receivable of $2,643,288 due to collection efforts and lower sales volumes in the quarter. Other receivables declined by $1,419,010 which was offset by a decrease in accrued payroll and related liabilities of $1,482,103 related to the collection of taxes from foreign employees and subsequent remittance to the appropriate United Kingdom taxing authorities.

         Net cash used by investing activities during the quarter ended June 30, 2000 was $1,503,651 compared to $560,122 for the same period last year. Capital expenditures increased during the current fiscal quarter as the Company purchased computers and made other expenditures to support the activities of the business. Additionally, a loan and advance was made to the Chief Executive Officer in the amount of $885,000.

         Net cash provided by financing activities was $92,593 compared to $5,511,214 for the same period last year. The prior year amount reflected the result of a private financing of 2,000,000 shares of Common Stock, the exercise of warrants and stock options.

         On September 30, 1999, the Company entered into a $2,500,000 line of credit agreement. The line of credit was available through July 15, 2000. At June 30, 2000, there were no borrowings under the facility. This line of credit has been terminated and effectively replaced with the $1,500,000 line as noted below.

         On July 15, 2000, the Company entered into a line of credit agreement for $1,500,000. The line of credit is available through September 30, 2000. Advances are due at maturity. The line bears interest at the prime rate and is collateralized by all business assets of the Company. The terms of the line of credit require the Company to establish a lock-box at the bank upon draw down of the line which requires all accounts receivable to be sent directly to the lock-box.

         As noted above,  the Company has  significantly  increased its research and development activities and has expanded its sales and marketing infrastructure and related costs in order to attempt to execute its growth plans. The Company has incurred and expects to continue to incur significant losses and have significant negative operating cash flows for the foreseeable future.

         On August 11, 2000, the Company obtained a written commitment for a private placement of 2,857,142 shares of Common Stock at a price of $1.75 per share, for a total purchase price of $5,000,000.

         The Company's current operating plan includes certain assumptions, the most significant of which relates to the attainment of significant increases in future revenues in excess of 1st quarter 2001 revenues. To the extent that those revenue assumptions are not achieved, the Company will have to raise additional equity or debt financing and/or curtail certain current expenditures contained in the Company's current operating plans. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, if at all.

ACCOUNTING PRONOUNCEMENTS
-------------------------

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For the Company this means the standard must be adopted no later than April 1, 2001. Management, based on its current operations, does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial position or cash flows.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The SEC delayed the effective date of this SAB from June 30, 2000 to the fourth quarter of fiscal 2001 for the Company. The Company has assessed the impact of SAB 101 on its results of operations and believes that its results of operations for the quarter ended June 30, 2000 have been presented in accordance with the provisions of the SAB.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.
         ------------------

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

                  (a)      Exhibits:

                           27. Financial Data Schedule

                  (b)      Reports on Form 8-K:

                  On June 29, 2000 the Company filed a report on form 8-K, reporting the issuance of a press release relating to the Company's anticipated first quarter revenue results.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 14, 2000

                                     ION NETWORKS, INC.

                                     /s/ Stephen B. Gray
                                     -----------------------------------------
                                     Stephen B. Gray, President and
                                     Chief Executive Officer

                                     /s/ Alfred M. Leonardi
                                     -----------------------------------------
                                     Alfred M. Leonardi, Chief Financial Officer