Form 10QSB
period 2000-09-30
ION NETWORKS INC
filed 2000-11-14
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  ---
/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

         For the quarterly period ended September 30, 2000

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

            1551 South Washington Avenue Piscataway, New Jersey 08854
                    (Address of Principal Executive Offices)
                                 (732) 529-0100

                (Issuer's telephone number, including area code)
                -----------------------------------------------

                   21 Meridian Road, Edison, New Jersey 08820
                 (Former Address of Principal Executive Offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                       No ___
    ---

There were 18,133,435 shares of Common Stock outstanding as of November 8, 2000.

Transitional Small Business Disclosure Format:

Yes ___                      No   X
                                -----

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART I.  FINANCIAL INFORMATION                                                  Page
                                                                                ----

Item 1.    Condensed Consolidated Financial Information                          2

           Condensed Consolidated Balance Sheets as of September 30, 2000
               and March 31, 2000 (Unaudited)                                    3

           Condensed Consolidated  Statements of Operations for the Three
               and Six Months ended  September 30, 2000 and September 30,
               1999
               (Unaudited)                                                       4
           Condensed  Consolidated  Statements  of Cash Flows for the Six
               Months ended September 30, 2000 and September 30, 1999
               (Unaudited)                                                       5
           Condensed Consolidated Statement of Stockholders' Equity for the
               Six Months ended September 30, 2000 (Unaudited)                   6

Notes to Condensed Consolidated Financial Statements (Unaudited)                 7

Item 2.           Management's Discussion and Analysis                           9

PART II. OTHER INFORMATION

Item 2.           Changes in Securities                                         15

Item 6.           Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                      17

                          PART I. Financial Information

Item 1.  Condensed Consolidated Financial Information
         --------------------------------------------

         The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB for the year ended March 31, 2000.



                       ION Networks, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                        September 30,             March 31,
                                                                                            2000                     2000
                                                                                --------------------     ------------------
Assets
Current assets:

    Cash and cash equivalents...............................................   $           7,372,359     $       10,381,612
    Accounts receivable, net of allowance for doubtful
      accounts of $163,133 and $251,000, respectively.......................               2,216,117              4,569,546
    Other receivables ......................................................                  51,964              1,560,697
    Inventory, net..........................................................               2,988,253              1,924,671
    Prepaid expenses and other current assets...............................                 494,593                602,874
                                                                                --------------------     ------------------

             Total current assets...........................................              13,123,286             19,039,400
Restricted cash.............................................................                 375,000                      -
Property and equipment at cost, net of accumulated
    depreciation of $1,496,990 and $1,566,366, respectively.................               1,997,723              2,146,956
Capitalized software, less accumulated amortization of $6,060,011
    and $4,259,851, respectively............................................               3,261,610              4,185,911
Goodwill and other acquisition - related intangibles, less accumulated
    amortization of $1,519,949 and $1,030,334, respectively.................               1,449,101              1,938,716
Related party notes receivable..............................................                 750,000                      -
Other assets................................................................                  87,782                 79,258
                                                                                --------------------     ------------------
         Total assets ......................................................   $          21,044,502     $       27,390,241
                                                                                ====================     ==================
Liabilities and stockholders' equity Current liabilities:

    Current portion of capital leases.......................................   $              67,900     $           67,900
    Current portion of long-term debt.......................................                  96,000                 96,000
    Accounts payable and accrued expenses...................................               2,097,778              2,632,135
    Accrued payroll and related liabilities.................................                 512,244              2,139,524
    Deferred income.........................................................                 128,993                275,657
    Other current liabilities...............................................                 366,589                352,093
                                                                                --------------------     ------------------

         Total current liabilities..........................................               3,269,504              5,563,309
Long-term portion of capital leases.........................................                 275,099                302,866
Long-term debt, net of current portion......................................                  72,605                128,129
Commitments and contingencies
Stockholders' equity:

    Preferred stock-par value $.001 per share; authorized 1,000,000
        shares, none issued.................................................                       -                      -
    Common stock, par value $.001 per share; authorized 50,000,000 shares, issued 18,077,210 shares and outstanding 18,015,179 shares at September 30, 2000; issued 15,111,617 shares and
        outstanding 15,049,586 shares at March 31, 2000.....................                  18,077                 15,112
    Additional paid-in capital..............................................              40,535,024             35,063,207
    Accumulated deficit.....................................................             (22,903,680)           (13,488,379)
    Accumulated other comprehensive (loss) income...........................                 (14,927)                13,196
                                                                                --------------------     ------------------
                                                                                          17,634,494             21,603,136
Less-Treasury stock 62,031 shares, at cost at
    September 30, 2000 and March 31, 2000...................................                (207,199)              (207,199)
                                                                                --------------------     ------------------
Total stockholders' equity..................................................              17,427,295             21,395,937
                                                                                --------------------     ------------------
Total liabilities and stockholders' equity..................................   $          21,044,502     $       27,390,241
                                                                                ====================     ==================




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                 ION Networks, Inc. and Subsidiaries
                                                                          Condensed Consolidated Statements of Operations
                                                                                            (Unaudited)

                                                          For the Three Months Ended               For the Six Months Ended
                                                                  September 30,                           September 30,
                                                             2000                1999                2000                1999
                                                           ---------           --------            -------              -------
Revenue...........................................  $       2,788,497   $       5,792,325   $       4,872,001   $      10,681,346
Cost of sales.....................................          1,972,478           2,048,130           3,126,077           3,656,004
                                                    -----------------   -----------------   -----------------   -----------------
Gross margin......................................            816,019           3,744,195           1,745,924           7,025,342

     Research and development expenses............          1,044,421             636,740           2,256,539           1,739,866
     Selling, general and administration..........          2,990,461           2,674,686           6,342,074           5,020,551
     Depreciation and amortization................          1,624,508           1,016,169           2,712,545           1,939,820
                                                    -----------------   -----------------   -----------------   -----------------

Loss from operations..............................         (4,843,371)           (583,400)         (9,565,234)         (1,674,895)
Interest income...................................             89,322              48,318             219,314              48,318
Interest (expense)................................             (6,982)            (86,481)            (27,653)           (152,017)
                                                    -----------------   -----------------   -----------------   -----------------
Loss before income tax expense....................         (4,761,031)           (621,563)         (9,373,573)         (1,778,594)
                                                    -----------------   -----------------   -----------------   -----------------
Income tax expense................................             19,034                 ---              41,728                 ---
                                                    -----------------   -----------------   -----------------   -----------------
Net loss..........................................  $      (4,780,065)   $       (621,563)   $     (9,415,301)   $     (1,778,594)
                                                    =================   =================   =================   =================

Per share data
Net loss per share

     Basic........................................  $          (0.29)  $           (0.05)  $            (0.53)  $           (0.16)
     Diluted......................................  $          (0.29)  $           (0.05)  $            (0.53)  $           (0.16)
Weighted average number of common shares outstanding:

     Basic..........................................       16,649,608          11,391,360          17,927,379          11,218,396
     Diluted........................................       16,649,608          11,391,360          17,927,379          11,218,396


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                       ION Networks, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the six months ended September 30, 2000

                                   (Unaudited)

                                                                                       Accumulated
                                                         Additional                        Other                          Total
                                                          Paid-in      Accumulated     Comprehensive     Treasury     Stockholder's
                                 Shares     Par Value     Capital        Deficit       (Loss) Income       Stock         Equity
                                 ------     ---------    ---------     ----------      --------------    --------      ------------
Balance March 31, 2000         15,111,617   $  15,112   $ 35,063,207  $ (13,488,379)  $      13,196    $  (207,199)   $ 21,395,937

Net loss                                                                 (9,415,301)                                    (9,415,301)

Exercise of stock options
  and warrants                    108,451         108        392,072                                                      392,180

Issuance of common stock        2,857,142       2,857      4,997,143                                                    5,000,000

Noncash stock-based

  compensation                          -           -         82,602                                                       82,602

Translation adjustments                                                                     (28,123)                       (28,123)
                               ----------   ---------   ------------- --------------  ----------------- -----------   --------------
Balance September 30, 2000     18,077,210   $  18,077   $ 40,535,024 $  (22,903,680)  $     (14,927)   $  (207,199)   $ 17,427,295
                               ==========   =========   ============= ==============  ================ ============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.



                       ION Networks, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                       September 30,
                                                                                2000                  1999
                                                                                ----                  -----
Cash flows from operating activities

Net loss.............................................................   $       (9,415,301)   $       (1,778,594)
Adjustments to reconcile net (loss) to net cash used
in operating activities:
    Depreciation and amortization....................................            2,712,545             1,939,820
    Provision for doubtful accounts..................................                    -                95,434
    Provision for inventory obsolescence.............................              526,095                     -
    Noncash stock-based compensation charges.........................               82,602                     -
Changes in operating assets and liabilities:

  (Increase) decrease in

    Accounts receivable..............................................            2,353,429            (2,843,520)
    Other receivables................................................            1,508,733                     -
    Inventory........................................................           (1,589,677)              203,098
    Prepaid expenses and other current assets........................              108,281               212,440
    Other assets.....................................................               (8,524)                   23
  Increase (decrease) in
    Accounts payable and accrued expenses............................             (534,356)             (680,740)
    Accrued payroll and related liabilities..........................           (1,627,280)             (304,011)
    Deferred income..................................................             (146,664)              (66,016)
    Other current liabilities........................................               14,496            (1,311,798)
                                                                        ------------------    ------------------
Net cash used in operating activities................................           (6,015,621)           (4,533,864)

Cash flows from investing activities

    Acquisition of property and equipment............................             (301,662)             (736,725)
    Capitalized software.............................................             (875,859)             (927,664)
    Related party notes receivable, net of repayments................             (750,000)
    Increase in restricted cash......................................             (375,000)                    -
                                                                        ------------------    ------------------
Net cash used in investing activities................................           (2,302,521)           (1,664,389)

Cash flows from financing activities

    Borrowings on revolving line of credit...........................                    -               253,720
    Proceeds from debt...............................................                    -               450,000
    Principal payments on debt and capital leases....................              (83,291)           (2,477,362)
    Proceeds from sales of common stock / exercise of stock options
    and warrants.....................................................            5,392,180            14,666,571
                                                                        ------------------    ------------------
Net cash provided by financing activities............................            5,308,889            12,892,929
                                                                        ------------------    ------------------
Net (decrease) increase in cash......................................           (3,009,253)            6,694,676
Cash and cash equivalents, beginning of year.........................           10,381,612               165,994
                                                                        ------------------    ------------------
Cash and cash equivalents, end of period.............................   $        7,372,359    $        6,860,670
                                                                        ==================    ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of September 30, 2000 and March 31, 2000, the condensed consolidated statements of operations for the three and six month periods ended September 30, 2000 and for the same periods in 1999 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at September 30, 2000 and 1999 have been made.

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

During the first two quarters of fiscal 2001, the Company significantly increased its research and development activities and expanded its sales and marketing infrastructure and related costs in order to execute its growth plans. As a result of these actions, and a sharp downturn in the Company's sales, the Company has continued to incur significant losses from operations. The Company's management is in the process of performing an evaluation of the Company's strategic direction. This evaluation includes an assessment of the Company's business plan and other alternatives in an effort to stabilize the Company's operating performance. Management's plans, when completed and if approved by the Board of Directors, may result in the impairment of certain of the Company's assets including inventory, capitalized software, and other purchased intangibles, as well as a reduction in costs. The amount of assets on the balance sheet as of September 30, 2000 that may be impaired upon completion and approval of the plans approximate $925,000. As the plans mature and are approved, additional assets may be determined to be impaired.

To the extent that the Company's revenue assumptions included in its operating plan are not met, the Company will have to raise additional equity and/or debt financing, and will have to curtail expenditures. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, if at all.

Note 2 - Restricted Cash:
------------------------

On September 7, 2000, due to the expiration of the Company's $1.5 million line of credit on September 30, 2000, $375,000 was pledged as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey facility.

Note 3 - Inventory:
------------------

Inventory, net of reserve for obsolescence of $809,000 and $283,000 at September 30, 2000 and March 31, 2000, respectively, consists of the following:

                               September 30, 2000               March 31, 2000
                               ------------------               --------------

Raw materials                         $ 818,078                      $ 782,813
Work in process                         193,996                        259,180
Finished goods                        1,976,179                        882,678
                                    -----------                    -----------
Total                               $ 2,988,253                    $ 1,924,671
                                    ===========                    ===========

The Company increased its reserve for obsolete inventory in the quarter to reflect a build up of certain raw materials that the Company believes are slow moving based on current sales projections of the ultimate finished product.

Note 4 - Earnings Per Share:
---------------------------

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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                                       Three Months      Three Months       Six Months         Six Months
                                                          Ended             Ended              Ended             Ended
                                                         9/30/00           9/30/99            9/30/00           9/30/99
                                                         -------           -------            -------           -------
Weighted Average # of Shares Outstanding                 16,649,608       11,391,360         17,927,379        11,218,396
Incremental Shares for Common Equivalents                   653,559          715,210          2,054,866           562,312
                                                         ----------          -------         ----------           -------
Diluted Shares Outstanding                               17,303,167       12,106,570         19,982,245        11,780,708
                                                        ===========       ==========        ===========        ==========


The potential common shares of 653,559 and 2,054,866, respectively, were excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2000 because their inclusion would have had an antidilutive effect on earnings per share due to the Company's net loss for each respective period.

Note 5- Comprehensive Income:
-----------------------------

The Company adopted Statement of Financial  Accounting  Standards  ("SFAS") No.
130,  "Reporting   Comprehensive  Income".  The  following  table  reflects  the reconciliation between net loss per the financial statements and comprehensive loss.

                                                       Three Months      Three Months       Six Months         Six Months
                                                          Ended             Ended              Ended             Ended
                                                         9/30/00           9/30/99            9/30/00           9/30/99
                                                       -----------         ----------       ----------        ------------
Net loss                                               $(4,780,065)        $(621,563)      $(9,415,301)       $(1,778,594)
Effect of foreign currency translation                      30,395               206           (28,123)           (15,353)
                                                       ------------        ----------      ------------       ------------
Comprehensive loss                                     $(4,749,670)        $(621,357)      $(9,443,424)       $(1,793,947)
                                                       ============        ==========      ============       ============

Note 6 - Stockholders' Equity
-----------------------------

On August 18, 2000, the Company sold 2,857,142 shares of Common Stock at a price of $1.75 per share, for total consideration of $5,000,000. Pursuant to the transaction, the Company has undertaken to register these shares of Common Stock for resale.

Note 7 - Asset Impairment Charge
--------------------------------

As a result of the Company's significant decreases in revenues during the first six months of fiscal 2001 as compared to the prior year and significant increases in operating losses due to its growth strategy, management concluded that circumstances indicated that the carrying amount of certain long-lived assets may not be recoverable and a review for recoverability was performed. The Company has made the strategic decision to abandon certain products and technologies which were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. As a result of the above decisions, the Company recorded an impairment charge of $488,295 on the capitalized core technology from this acquisition. This charge has been recorded within Depreciation and Amortization on the Company's Statement of Operations for the three and six months ended September 30, 2000.

Note 8 - Income Taxes:
----------------------

The Company's valuation allowance against its federal, state and foreign net operating loss carryforwards and its research and development credits increased by $3,114,367 during the six months ended September 30, 2000. The Company has recorded a full valuation allowance against the federal and state net operating loss carryforwards and a full valuation allowance against the foreign net operating loss carryforwards and the research and development credit because management believes that it is more likely than not that substantially all of the net operating loss carryforwards and credits will expire unutilized.

Note 9 -  New Accounting Pronouncements:
----------------------------------------

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC delayed the effective date of this SAB from June 30, 2000 to the fourth quarter of fiscal 2001 for the Company. The Company has assessed the impact of SAB 101 on its results of operations and believes that its results of operations for the quarter ended September 30, 2000 have been presented in accordance with the provisions of the SAB. The adoption of the SAB is not expected to have an effect on the Company's financial statements.

Note 10 - Related Party Transactions:
-------------------------------------

During April 2000, the Company issued a loan to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. The loan accrues interest at a rate of LIBOR plus 1%. This loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO.

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. The loan is collateralized by the receipt of a first mortgage interest on the personal residence of the Former CEO. Pursuant to this agreement, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. Subsequent to the signing of this agreement, $15,000 was repaid immediately and $22,000 will be recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. The $200,000 reimbursement will be recorded during the third quarter of fiscal 2001.

On June 29, 2000, the Company made an advance of $135,000 to the Former CEO. The advance was subsequently repaid in full on July 26, 2000.

Note 11 - Commitments:
----------------------

On September 18, 2000, the Company entered into a consulting agreement with Venture Consulting Group, Inc. ("VCGI") whereby VCGI is to provide the services of Ronald C. Sacks as Chief Executive Officer of the Company, and the services of three additional consultants. The fees for the consultants' services are $500,000 over a one-year period. In addition, October 5, 2000 the individual consultants were issued options to purchase 240,000 shares of common stock at the fair market value on the date of grant. Such options vest ratably over a one-year period. The Company will record compensation expense based upon the fair value of the options during each reporting period beginning in October 2000 in connection with the one-year vesting period.

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

RESULTS OF OPERATION

For the three months ended September 30, 2000 compared to the same period in
1999

Revenue for the three months ended September 30, 2000, was $2,788,497 compared to revenue of $5,792,325 for the same period in 1999, a decrease of $3,003,828 or 51.9%. The decrease in revenue was primarily due to reduced order activity, the delay from first quarter to the end of the second quarter of the introduction of an updated version of PRIISMS Manager, a slower than anticipated ramp-up of new sales personnel, and a non-recurring realization from a sale of a perpetual technology license to an existing customer in 1999. The Company is beginning to experience increased activity and order levels for both newer and older customers.

During the quarter ended September 30, 2000, the Company recognized $391,830 in revenues related to the $1.1 million sales backlog reported in the Company's Form 10-KSB for the fiscal year ended March 31, 2000. It recognized $378,500 in such revenues during the quarter ended June 30, 2000. While the Company expects to recognize additional revenue from this sales backlog in future quarters, there can be no assurance that all revenue associated with this sales backlog will ultimately be realized by the Company.

Cost of goods sold for the three months ended September 30, 2000 was $1,972,478 compared to $2,048,130 for the same period in 1999. Included in the $1,972,478 is a $526,000 reserve that the Company believes are slow moving based on current sales projections of the ultimate finished product. Cost of goods sold as a percentage of revenue for the three months ended September 30, 2000 increased to 70.7% from 35.4% for the same period in 1999. Without the inventory reserve, the percentage is 52.8%. The increase is due to the impact of certain fixed manufacturing costs that are spread over a decreased revenue base resulting in a deterioration of product margins.

Research and development expense, net of capitalized software development, for the three months ended September 30, 2000 was $1,044,421 compared to $636,740 for the same period in 1999. As a percentage of net revenue, research and development expenses were 37.5% compared to 11.0% for the same period in 1999. The increase was the result of additional engineering manpower and other expenditures required to support and to enhance the Company's product portfolio. The significant increase in the percentage of research and development to net revenue was primarily caused by lower sales volume combined with increased spending levels, as discussed above.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2000 were $2,990,461 compared to $2,674,686 for the same period in 1999. As a percentage of revenue, SG&A increased to 107.2% compared to 46.2% for the same period in 1999, due primarily to lower sales volume. The increase in SG&A expenses for the quarter ended September 30, 2000 compared to the same quarter in 1999 was a result of additional spending related to increased sales and marketing personnel as well as administrative infrastructure necessary to execute the Company's growth plans.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $1,624,508 for the three months ended September 30, 2000 compared to $1,016,169 in the same period in 1999. The increased expense was primarily the result of management's strategic decision to abandon certain of the products and technology associated with the SolCom acquisition in March 1999. This resulted in a $488,295 impairment charge for certain of the Company's capitalized software.

Income tax provision for the three months ended September 30, 2000 was $19,034 compared to $0 at September 30, 1999 due to the required provision for the reported taxable earnings of the Company's UK subsidiary.

Net loss for the three months ended September 30, 2000 was $4,780,065 compared to a loss of $621,563 for the same period in 1999 based on the factors discussed above.

For the six months ended September 30, 2000 compared to the same period in 1999

Revenue for the six months ended September 30, 2000, was $4,872,001 compared to revenue of $10,681,346 for the same period in 1999, a decrease of $5,809,345 or 54.4%. The decrease in revenue was primarily due reduced order activity, the delay from first quarter to the end of the second quarter of the introduction of an updated version of PRIISMS Manager, a slower than anticipated ramp-up of new sales personnel, and the non-recurring realization of revenue from a sale of a perpetual technology license to an existing customer in 1999.

During the quarter ended September 30, 2000, the Company recognized $391,830 in revenues related to the $1.1 million sales backlog reported in the Company's Form 10-KSB for the fiscal year ended March 31, 2000. It recognized $378,500 in such revenues during the quarter ended June 30, 2000. While the Company expects to recognize additional revenue from this sales backlog in future quarters, there can be no assurance that all revenue associated with this sales backlog will ultimately be realized by the Company.

Cost of goods sold for the six months ended September 30, 2000 was $3,126,077 compared to $3,656,004 for the same period in 1999, a decrease of $529,927 or 14.5%, due to lower sales volume. Included in the $3,126,077 is a $526,000 reserve for raw materials inventory that the

Company believes are slow moving based on current sales projections of the ultimate finished product. Without this reserve, the decrease would be 28.2%. Cost of goods sold as a percentage of revenue increased to 64.2% for the six months ended September 30, 2000 as compared to 34.2% for the same period in 1999. Without the reserve, the percentage is 53.9% because lower sales volume increased the negative impact that certain fixed manufacturing costs had on margins.

Research and development expenses, net of capitalized software development, for the six months ended September 30, 2000 was $2,256,539 compared to $1,739,866 for the same period in 1999. As a percentage of revenue, research and development expenses increased to 46.3% compared to 16.3% for the same period in 1999, due primarily to lower sales volume.

SG&A expenses for the six months ended September 30, 2000 were $6,342,074 compared to $5,020,551 for the same period in 1999. As a percentage of revenue, SG&A expenses increased to 130.2% compared to 47.0% for the same period in 1999 due primarily to lower sales volume. The increased expenditures resulted primarily from the Company's aggressive growth plans and associated sales and marketing support.

Depreciation and amortization expenses - amortization of capitalized software goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $2,712,545 for the six months ended September 30, 2000 compared to $1,939,820 for the same period in 1999. The increased expense was primarily the result of management's strategic decision to abandon certain of the products and technology associated with the SolCom acquisition in March 1999. This resulted in a $488,295 impairment charge for certain of the Company's capitalized software.

Income tax provision for the six months ended September 30, 2000 was $41,728 compared to $0 at September 30, 1999 due to the required provision for the reported taxable earnings of the Company's United Kingdom subsidiary.

Net loss for the six months ended September 30, 2000 was $9,415,301 compared to a loss of $1,778,594 for the same period in 1999, based on the factors discussed above.

FINANCIAL CONDITION AND CAPITAL RESOURCES

During the first six months ended September 30, 2000, the Company's working capital position deteriorated as the Company's reduced revenues combined with continuing expenditure levels utilized significant operating cash. This cash utilization was offset partially by the $5,000,000 raised through the issuance of new shares in a private placement. Working capital at September 30, 2000 decreased $3,247,309 to $10,228,782 from $13,476,091 at March 31, 2000.

Net cash used in operating activities during the six months ended September 30, 2000 was $6,015,621 compared to net cash used during the same period in 1999 of $4,533,864. The increase in net cash used resulted primarily from the build-up of inventory due to lower than expected revenues, the payment of accounts payable and accrued expenses, and the significant increase in the net loss.

Net cash used in investing activities during the six months ended September 30, 2000 was $2,302,521 compared to net cash used during the same period in 1999 of $1,664,389. Investing activities during the six months ended September 30, 2000 include the restriction of $375,000 in cash relating to the Piscataway, New Jersey operating lease and the notes receivable issued to the Former CEO in the amount of $885,000, offset by the repayment of $135,000 during the current quarter. This use of cash was offset partially by the decrease in expenditures for property and equipment.

Net cash provided by financing activities during the six months ended September 30, 2000 was $5,308,889 compared to net cash provided during the same period in 1999 of $12,892,929. Financing activities during the six months ended September 30, 2000 include the sales of 2,857,142 shares of Common Stock at a price of $1.75 per share, for total consideration of $5,000,000 in a private equity transaction. Pursuant to the transaction, the Company has undertaken to register these shares of Common Stock for resale.

On September 30, 1999, the Company entered into a $2,500,000 line of credit agreement. The line of credit was available through July 15, 2000. This line of credit has been terminated and effectively replaced with the $1,500,000 line as noted below.

On July 15, 2000, the Company entered into a line of credit agreement for $1,500,000. The line of credit was available through September 30, 2000. The line of credit expired on September 30, 2000 with no amounts having been drawn down on such line.

During the first two quarters of fiscal 2001, the Company significantly increased its research and development activities and expanded its sales and marketing infrastructure and related costs in order to execute its growth plans. As a result of these actions, and a sharp downturn in the Company's sales, the Company has incurred significant losses from operations. The Company's management is in the process of performing an evaluation of the Company's strategic direction. This evaluation includes an assessment of the Company's business plan in an effort to stabilize the Company's operating performance. Management's plans, once completed and approved by the Board of Directors, may result in the impairment of certain of the Company's assets including inventory, capitalized software, and other purchased intangibles, as well as a reduction in costs. The amount of assets on the balance sheet as of September 30, 2000 that may be impaired upon completion and approval of the plans approximate $925,000. As the plans mature and are approved, additional assets may be determined to be impaired.

The Company believes, based on current revenue assumptions in its operating plan, that it has sufficient cash to meet its operating requirements over the next twelve months. To the extent that the Company's revenue assumptions included in its operating plan are not met, the Company will have to raise additional equity and/or debt financing, and will have to curtail expenditures. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, if at all.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

On August 18, 2000, the Company sold 2,857,142 shares of Common Stock at a price of $1.75 per share to a group of accredited investors in consideration of an amount equal to $5,000,000, pursuant to Rule 506 promulgated under the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

                  (a)      Exhibits:

                    10.1. Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc.

                    10.2. Separation and Forebearance Agreement made as of October 5, 2000 between the Company and Stephen B. Gray

                    10.3. Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company

                    10.4. First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray

                       27.      Financial Data Schedule

               (b)      Reports on Form 8-K:

                         No Reports on Form 8-K were filed during the quarter.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2000



                                ION NETWORKS, INC.

                                  /s/ Ronald  C.Sacks
                                -----------------------------------------------
                                Ronald C. Sacks, Chief Executive Officer
                                and Interim Principal Financial Officer