Form 10QSB
period 2000-12-31
ION NETWORKS INC
filed 2001-02-01
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  ---
/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934

         For the quarterly period ended December 31, 2000

                                       OR

  ---
/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----      ACT OF 1934

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


                   21 Meridian Road, Edison, New Jersey 08820
                   ------------------------------------------
                 (Former Address of Principal Executive Offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                       No ___
    ---

There were 18,133,635 shares of Common Stock outstanding as of January 30, 2001.

Transitional Small Business Disclosure Format:

Yes ___                      No   X
                                -----

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

PART I.  FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ----
Item 1.           Condensed Consolidated Financial Information                                    2

                  Condensed Consolidated Balance Sheets as of December 31, 2000
                      and March 31, 2000 (Unaudited)                                              3

                  Condensed Consolidated Statements of Operations for the Three
                      and Nine Months ended December 31, 2000 and December 31, 1999
                      (Unaudited)                                                                 4

                  Condensed Consolidated Statement of Stockholders' Equity
                      for the Nine Months ended December 31, 2000 (Unaudited)                     5

                  Condensed Consolidated Statements of Cash Flows for the Nine
                      Months ended December 31, 2000 and December 31, 1999                        6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                7

Item 2.           Management's Discussion and Analysis                                            11

PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                             17

Item 6.           Exhibits and Reports on Form 8-K                                                17

SIGNATURES                                                                                        18

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

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     December 31,              March 31,
                                                                                         2000                     2000
                                                                               ---------------------     ------------------
ASSETS
Current assets:
    Cash and cash equivalents...............................................   $           6,032,849     $       10,381,612
    Accounts receivable, net of allowance for doubtful
      accounts of $162,408 and $283,607, respectively.......................               1,992,967              4,569,546
    Other receivables ......................................................                       -              1,560,697
    Inventory, net..........................................................               2,712,897              1,924,671
    Prepaid expenses and other current assets...............................                 195,094                602,874
                                                                               ---------------------     ------------------
             Total current assets...........................................              10,933,807             19,039,400
Restricted cash.............................................................                 375,000                      -
Property and equipment at cost, net of accumulated
    depreciation of $1,935,560 and $1,381,601, respectively.................               1,552,269              2,146,956
Capitalized software, less accumulated amortization of $5,590,484
    and $4,259,851, respectively............................................               1,778,170              4,185,911
Goodwill and other acquisition - related intangibles, less accumulated
    amortization of $1,705,744 and $795,226, respectively...................                 388,889              1,938,716
Related party notes receivable..............................................                 912,250                      -
Other assets................................................................                  82,280                 79,258
                                                                               ---------------------     ------------------
         Total assets ......................................................   $          16,022,665     $       27,390,241
                                                                               =====================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital leases.......................................   $              67,900     $           67,900
    Current portion of long-term debt.......................................                  96,000                 96,000
    Accounts payable and accrued expenses...................................               1,960,949              2,632,135
    Accrued payroll and related liabilities.................................                 802,785              2,139,524
    Deferred income.........................................................                 114,210                275,657
    Other current liabilities...............................................                 373,982                352,093
                                                                               ---------------------     ------------------
         Total current liabilities..........................................               3,415,826              5,563,309
Long-term portion of capital leases.........................................                 263,019                302,866
Long-term debt, net of current portion......................................                  47,758                128,129
Commitments and contingencies (Note 11)
Stockholders' equity:
    Preferred stock, par value $.001 per share; authorized 1,000,000
        shares, none issued.................................................                       -                      -
    Common stock, par value $.001 per share; authorized 50,000,000 shares,  issued and outstanding  18,077,210 shares at December 31, 2000;
        issued 15,111,617 shares and outstanding 15,049,586 shares at
        March 31, 2000......................................................                  18,077                 15,112
    Additional paid-in capital..............................................              40,171,072             35,063,207
    Accumulated deficit.....................................................             (27,850,237)           (13,488,379)
    Accumulated other comprehensive (loss) income...........................                 (42,850)                13,196
                                                                               ---------------------     ------------------
                                                                                          12,296,062             21,603,136
Less-Treasury stock 62,031 shares, at cost at
     March 31, 2000.........................................................                       -               (207,199)
                                                                               ---------------------     ------------------
Total stockholders' equity..................................................              12,296,062             21,395,937
                                                                               ---------------------     ------------------
Total liabilities and stockholders' equity..................................   $          16,022,665     $       27,390,241
                                                                               =====================     ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Three Months Ended              For the Nine Months Ended
                                                                         December 31,                           December 31,
                                                                   2000              1999               2000                1999
                                                                   ----              ----               ----                ----
Revenue................................................  $       3,432,572   $     6,338,988   $      8,304,574   $      17,020,334
Cost of sales..........................................          1,610,796         2,376,852          4,738,864           6,032,612
                                                         -----------------   ---------------   ----------------    ----------------
Gross margin...........................................          1,821,776         3,962,136          3,565,710          10,987,722

     Research and development expenses.................            707,408         1,251,498          2,973,966           2,991,365
     Selling, general and administration...............          2,211,994         2,549,829          8,545,715           7,569,472
     Restructuring, asset impairments and other charges          2,961,125                 -          3,449,420                   -
     Depreciation and amortization.....................            949,787         1,016,833          3,175,999           2,956,653
                                                         -----------------   ---------------   ----------------    ----------------
Loss from operations...................................         (5,008,538)         (856,024)       (14,579,390)         (2,529,768)
Interest income........................................             91,756            75,020            311,172             123,679
Interest (expense).....................................            (12,289)          (17,938)           (40,621)           (171,446)
                                                         -----------------   ---------------   ----------------    ----------------
Loss before income tax expense.........................         (4,929,071)         (798,942)       (14,308,839)         (2,577,535)
                                                         -----------------   ---------------   ----------------    ----------------
Income tax expense.....................................             11,291               ---             53,019                 ---
                                                         -----------------   ---------------   ----------------    ----------------
Net loss...............................................  $      (4,940,362)  $     (798,942)        (14,361,858)   $     (2,577,535)
                                                         =================   ===============   ================    ================

PER SHARE DATA
Net loss per share

     Basic.............................................  $         (0.27)  $           (0.06)  $           (0.87)  $          (0.22)
     Diluted...........................................  $         (0.27)  $           (0.06)  $           (0.87)  $          (0.22)

Weighted average number of common
shares outstanding:

     Basic.............................................       18,077,210          13,378,574          16,598,179         11,499,791
     Diluted...........................................       18,077,210          13,378,574          16,598,179         11,499,791

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
                                   (Unaudited)

                                                                                      Accumulated
                                                       Additional                        Other                          Total
                                                        Paid-in      Accumulated     Comprehensive     Treasury     Stockholders'
                               Shares     Par Value     Capital        Deficit       (Loss) Income       Stock         Equity
                             ----------   ---------   ------------  -------------   -------------    -----------    ------------
Balance March 31, 2000       15,111,617   $  15,112   $ 35,063,207  $ (13,488,379)  $      13,196    $  (207,199)   $ 21,395,937

Net loss                                                              (14,361,858)                                   (14,361,858)

Exercise of stock options
  and warrants                  108,451         108        322,939                                                       323,047

Issuances of common stock     2,857,142       2,857      4,789,944                                       207,199       5,000,000

Noncash stock-based
  compensation                        -           -         (5,018)                                                       (5,018)

Translation adjustments                                                                   (56,046)                       (56,046)

                             ----------   ---------   ------------  -------------   -------------    -----------    ------------
Balance December 31, 2000    18,077,210   $  18,077   $ 40,171,072  $ (27,850,237)  $     (42,850)   $         -    $ 12,296,062
                             ==========   =========   ============  =============   =============    ===========    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                2000                  1999
                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.............................................................   $      (14,361,858)   $       (2,577,535)
Adjustments to reconcile net (loss) to net cash used
in operating activities:
    Depreciation and amortization....................................            3,175,999             2,956,653
    Restructuring, asset impairments and other charges...............            3,449,420                     -
    Provision for doubtful accounts..................................                    -               133,607
    Provision for inventory obsolescence.............................              530,542                     -
    Provision for product warranty...................................                    -                30,000
    Noncash stock-based compensation charges.........................               (5,018)              144,000

Changes in operating assets and liabilities:

  (Increase) decrease in
    Accounts receivable..............................................            2,576,579            (1,097,774)
    Other receivables................................................            1,560,697                     -
    Inventory........................................................           (1,318,768)              965,299
    Prepaid expenses and other current assets........................              197,737               279,627
    Other assets.....................................................               (3,022)                6,640

  Increase (decrease) in
    Accounts payable and accrued expenses............................             (694,157)           (1,697,758)
    Accrued payroll and related liabilities..........................           (1,734,116)             (262,832)
    Deferred income..................................................             (161,447)              (92,136)
    Other current liabilities........................................               21,889            (1,521,639)
                                                                        ------------------    ------------------
Net cash used in operating activities................................           (6,765,523)           (2,733,848)

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment............................             (329,759)           (1,043,336)
    Capitalized software.............................................           (1,169,060)           (1,113,662)
    Proceeds from the sales of software licenses                                         -               285,414
    Related party notes receivable, net of repayments................             (912,250)                    -
    Restricted cash..................................................             (375,000)                    -
                                                                        ------------------    ------------------
Net cash used in investing activities................................           (2,786,069)           (1,871,584)

CASH FLOWS FROM FINANCING ACTIVITIES

    Borrowings on revolving line of credit...........................                    -               253,720
    Proceeds from debt...............................................                    -               450,000
    Principal payments on debt and capital leases....................             (120,218)           (2,541,560)
    Proceeds from sales of common stock / exercise of stock options
    and warrants.....................................................            5,323,047            18,131,596
                                                                        ------------------    ------------------
Net cash provided by financing activities............................            5,202,829            16,293,756
                                                                        ------------------    ------------------
Net (decrease) increase in cash......................................           (4,348,763)           11,688,324
Cash and cash equivalents, beginning of year.........................           10,381,612               165,994
                                                                        ------------------    ------------------
Cash and cash equivalents, end of period.............................   $        6,032,849    $       11,854,318
                                                                        ==================    ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Unaudited)

Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of December 31, 2000 and March 31, 2000, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 2000 and for the same periods in 1999 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at December 31, 2000 and 1999 have been made.

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

During the third quarter of fiscal 2001, the Company initiated a significant restructuring plan to reduce operating expenses and take the actions necessary to ultimately reach profitability. As a result of the implementation of the plan, the Company expects to improve and stabilize operating performance as it moves forward. Based upon this, together with current revenue assumptions in its operating plan, the Company believes that it has sufficient cash to meet its operating requirements over the next twelve months. To the extent that the Company's revenue assumptions included in its operating plan are not met, the Company may have to raise additional equity and/or debt financing, and may have to curtail other expenditures. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, if at all.

Note 2 - Restricted Cash:
-------------------------

Due to the expiration of the Company's $1.5 million line of credit on September 30, 2000, the Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey facility.

Note 3 - Inventory:
-------------------

Inventory, net of allowance for obsolescence of $813,542 and $283,000 at December 31, 2000 and March 31, 2000, respectively, consists of the following:

                                December 31, 2000              March 31, 2000
                                -----------------              --------------

Raw materials                         $ 990,044                     $ 782,813
Work in process                         116,827                       259,180
Finished goods                        1,606,026                       882,678
                                      ---------                       -------
Total                               $ 2,712,897                   $ 1,924,671
                                    ===========                   ===========

The Company increased its allowance for obsolete inventory during the nine months to reflect a build up of certain raw materials that the Company believes are slow moving based on current sales projections of the ultimate finished products.

Note 4 - Earnings Per Share:
----------------------------

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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                            Three Months      Three Months       Nine Months       Nine Months
                                               Ended             Ended              Ended             Ended
                                              12/31/00          12/31/99          12/31/00           12/31/99
                                              --------          --------          --------           --------
Weighted Average # of Shares                 18,077,210       13,378,574         16,598,179        11,499,791
Outstanding

Incremental Shares for Common                   132,310        3,237,113          1,283,290         3,422,688
Equivalents                                   ---------        ---------         ----------         ---------

Diluted Shares Outstanding                   18,209,520       16,615,687         17,881,469        14,922,479
                                             ==========       ==========        ===========        ==========

The potential incremental common shares were excluded from the computation of diluted earnings per share for all periods presented, because their inclusion would have had an antidilutive effect on earnings per share due to the Company's net loss for each respective period.

Note 5- Comprehensive Income:
-----------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net loss per the financial statements and comprehensive loss.

                                                          Three            Three
                                                          Months           Months          Nine Months         Nine Months
                                                          Ended            Ended              Ended               Ended
                                                         12/31/00         12/31/99           12/31/00           12/31/99
                                                         --------         --------           --------           --------
Net loss                                               $(4,940,362)        $(798,942)    $(14,361,858)        $(2,577,535)

Effect of foreign currency translation                     (27,923)          (18,156)         (56,046)              2,802
                                                           --------          --------        ---------              -----
Comprehensive loss                                     $(4,968,285)        $(817,098)    $(14,417,904)        $(2,574,733)
                                                       ============        ==========    =============        ============

Note 6 - Stockholders' Equity
-----------------------------

On August 18, 2000, the Company sold 2,857,142 shares of Common Stock at a price of $1.75 per share, for total consideration of $5,000,000. Pursuant to the transaction, the Company has registered these shares of Common Stock for resale.

In connection with the Company's restructuring plans which were implemented in the third fiscal quarter, remaining employees were issued options to purchase in excess of 1.7 million shares of common stock at $1.125, the fair market value on the date of the grant, November 28, 2000.

Note 7 - Restructuring, asset impairments and other charges
-----------------------------------------------------------

During the three and nine months ended December 31, 2000, the Company recorded $2,961,125 and $3,449,420, respectively, of restructuring, asset impairments and other charges.

As a result of the Company's operating performance during the first six months of fiscal 2001 as compared to the prior year, the Company's new management evaluated the Company's business and product strategy and, in the Company's third fiscal quarter, implemented a business restructuring plan which is intended to enable the Company to reach a position of positive operating cash flows and focus its product offerings on those believed to have the greatest potential to generate further, near-term market penetration and positive operating contribution.

As a result of the Company's initiatives, the Company recorded a charge of approximately $420,000 for restructuring and exit costs. Included in the exit costs were approximately $397,000 of cash severance and termination benefits associated with the separation of approximately 38 employees. All of these affected employees will have left their positions as of January 31, 2001, with 36 employees having left the payroll by December 31, 2000. Termination benefits of $201,698 were paid during the third quarter of fiscal 2001 with the majority of the balance to be paid in the fourth quarter of fiscal 2001.

In addition, the Company has made strategic decisions to abandon certain products and technologies including those which were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. and centralized the research and development functions at the New Jersey headquarters. As a result of the above decisions, the Company recorded an impairment charge of approximately $1,950,000 primarily relating to the abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 has been recorded on the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999 which was being depreciated over a three year period. Additionally, the Company recorded an impairment in the amount of approximately $209,000 on fixed assets previously used in the manufacturing process at SolCom Systems, Ltd.

The following table displays the activity and balances of the restructuring reserve account from March 31, 2000 to December 31, 2000:

------------------------- ----------------- ------------------ -------------------- -------------------
Type of Cost                   March 31,                                                   December 31,
                                    2000         Additions          Deductions                     2000
                                Balance                                                         Balance
------------------------- ----------------- ------------------ -------------------- -------------------
Employee Separations      $           -     $      397,377     $         201,698    $        195,679
------------------------- ----------------- ------------------ -------------------- -------------------
Facilities cost                       -             22,971                     -              22,971
------------------------- ----------------- ------------------ -------------------- -------------------
Total                     $           -     $      420,348     $         201,698    $        218,650
------------------------- ----------------- ------------------ -------------------- -------------------

Note 8 - Income Taxes:
----------------------

The Company's valuation allowance against its federal, state and foreign net operating loss carryforwards and its research and development credits increased by $4,072,421 during the nine months ended December 31, 2000. The Company has recorded a full valuation allowance against the federal and state net operating loss carryforwards and a full valuation allowance against the foreign net operating loss carryforwards and the research and development credit because management currently believes that it is more likely than not that substantially all of the net operating loss carryforwards and credits will expire unutilized.

Note 9 -  New Accounting Pronouncements:
----------------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC delayed the effective date of this SAB from June 30, 2000 to the fourth quarter of fiscal 2001 for the Company. The Company has assessed the impact of SAB 101 on its results of operations and believes that its results of operations for the quarter ended December 31, 2000 have been presented in accordance with the provisions of the SAB. The adoption of the SAB will not have an effect on the Company's financial statements.

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

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. The loan is collateralized by the receipt of a first mortgage interest on the personal residence of the Former CEO. Pursuant to this agreement, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the quarter ended December 31, 2000, $35,000 was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. The remaining receivable of $143,000 at December 31, 2000 is classified within related party notes receivable on the Company's consolidated balance sheet.

On June 29, 2000, the Company made an advance of $135,000 to the Former CEO. The advance was subsequently repaid in full on July 26, 2000.

Note 11 - Commitments:
----------------------

On October 5, 2000, the Company entered into a consulting agreement with Venture Consulting Group, Inc. ("VCGI") whereby VCGI is to provide the services of Ronald C. Sacks as Chief Executive Officer of the Company, and the services of three additional consultants. The fees for the consultants' services are $500,000 over a one-year period. In addition, the individual consultants were issued options to purchase 240,000 shares of common stock at the fair market value on the date of grant. Such options vest 25% during December 2000 with the remaining vesting ratably monthly from January through September 2001. The Company will record compensation expense based upon the fair value of the options during each reporting period beginning in October 2000 in connection with the one-year vesting period. The Company has recorded compensation expense of $1,926 for the quarter ended December 31, 2000 based upon the black scholes fair value model for the vested options as of December 31, 2000.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2000 compared to the same period in 1999

Revenue for the three months ended December 31, 2000, was $3,432,572 compared to revenue of $6,338,988 for the same period in 1999, a decrease of $2,906,416 or 45.8%. The decrease in revenue was primarily due to reduced order activity, relative to the Company's peak quarter of a year ago which included revenue from a non-recurring sale of a perpetual technology license to an existing customer of approximately $1.5 million. The Company has continued to experience increased activity and order levels for both new and existing customers, recording its second sequential quarter of revenue growth.

Cost of goods sold for the three months ended December 31, 2000 was $1,610,796 compared to $2,376,852 for the same period in 1999. Cost of goods sold as a percentage of revenue for the three months ended December 31, 2000 increased to 46.9% from 37.5% for the same period in 1999. The increase is due to the impact of certain fixed manufacturing costs that are spread over a decreased revenue base resulting in a deterioration of product margins as well as the significant margin contribution from the non-recurring sale of a perpetual technology license in the previous year's quarter.

Research and development expense, net of capitalized software development, for the three months ended December 31, 2000 was $707,408 compared to $1,251,498 for the same period in 1999. As a percentage of revenue, research and development expenses were 20.6% compared to 19.7% for the same period in 1999. The slight increase in the percentage of research and development to revenue was primarily caused by lower sales volume, as research and development expenses have been reduced from the previous two quarters as a result of completing development of the Company's next generation product release, NetwoRx-PRIISMS Integration 1.2.

Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2000 were $2,211,994 compared to $2,549,829 for the same period in 1999. As a percentage of revenue, SG&A increased to 64.4% compared to 40.2% for the same period in 1999, due primarily to lower sales volume. In absolute dollars, the SG&A expenses for the quarter ended December 31, 2000 reflect a reduction from the previous quarter due in part to employee attrition and a focus on reducing general and administrative expenses. Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $949,787 for the three months ended December 31, 2000 compared to $1,016,833 in the same period in 1999. The decreased expense was primarily the result of management's decision during the second quarter of fiscal 2001 to abandon certain of the products and technology associated with the SolCom acquisition which resulted in related impairment charges.

As a result of the Company's operating performance during the first six months of fiscal 2001 as compared to the prior year, the Company's new management has evaluated the Company's business and product strategy and, in the Company's third fiscal quarter, implemented a business restructuring plan which is intended to enable the Company to reach a position of positive operating cash flows and focus its product offerings on those believed to have the greatest potential to generate further, near-term market penetration and positive operating contribution. As a result of this plan, ION Networks recorded $2,961,125 of restructuring, asset impairments and other charges during the quarter.

As part of this plan, the Company recorded a charge of approximately $420,000 for restructuring and exit costs. Included in the exit costs was approximately $397,000 of cash severance and termination benefits associated with the separation of approximately 38 employees. All of these affected employees will have left their positions as of January 31, 2001, with 36 employees having left the payroll by December 31, 2000. Termination benefits of $201,698 were paid during the third quarter of fiscal 2001 with the majority of the balance to be paid in the fourth quarter of fiscal 2001.

In addition, the Company has made strategic decisions to abandon certain products and technologies including those which were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. and centralized the research and development functions at the New Jersey headquarters. As a result of the above decisions, the Company recorded an impairment charge of approximately $1,461,000 primarily relating to abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 has been recorded on the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999 which was being depreciated over a three year period. Additionally, the Company recorded an impairment in the amount of approximately $209,000 on fixed assets previously used in the manufacturing process at SolCom Systems, Ltd.

Income tax provision for the three months ended December 31, 2000 was $11,291 compared to $0 at December 31, 1999 due to the required provision for the reported taxable earnings of the Company's UK subsidiary.

Net loss for the three months ended December 31, 2000 was $4,940,362 compared to a loss of $798,942 for the same period in 1999 based on the factors discussed above.

For the nine months ended December 31, 2000 compared to the same period in 1999

Revenue for the nine months ended December 31, 2000, was $8,304,574 compared to revenue of $17,020,334 for the same period in 1999, a decrease of $8,715,760 or 51.2%. The decrease in revenue was primarily due to reduced orders, delays in the introduction of an updated version of PRIISMS Manager, a slower than anticipated ramp-up of new sales personnel, and the non-recurring realization of revenue from a sale of a perpetual technology license to an existing customer in 1999. With a projected sales cycle of six to nine months, initial revenue associated with the September 2000 PRIISMS release is anticipated in the second calendar quarter of 2001.

Cost of goods sold for the nine months ended December 31, 2000 was $4,738,864 compared to $6,032,612 for the same period in 1999, a decrease of $1,293,748 or 21.4%, due to lower sales volume. Included in the $4,738,864 is an approximate $530,000 reserve created during the nine months for raw materials inventory the Company believed to be slow moving based on sales projections of the ultimate finished product. Without this reserve, the decrease would have been 30.2%. Cost of goods sold as a percentage of revenue increased to 57.1% for the nine months ended December 31, 2000 as compared to 35.4% for the same period in 1999.
Without the reserve, the percentage is 50.7% because lower sales volume increased the negative impact that certain fixed manufacturing costs had on product margins.

Research and development expenses, net of capitalized software development, for the nine months ended December 31, 2000 was $2,973,966 compared to $2,991,365 for the same period in 1999. As a percentage of revenue, research and development expenses increased to 35.8% compared to 17.6% for the same period in 1999, due primarily to lower sales volume.

SG&A expenses for the nine months ended December 31, 2000 were $8,545,715 compared to $7,569,472 for the same period in 1999. As a percentage of revenue, SG&A expenses increased to 102.9% compared to 44.5% for the same period in 1999 due primarily to lower sales volume. The increased expenditures resulted primarily from the Company's aggressive growth plans and associated sales and marketing support.

Depreciation and amortization expenses - amortization of capitalized software goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $3,175,999 for the nine months ended December 31, 2000 compared to $2,956,653 for the same period in 1999. The increased expense was primarily the result of depreciation on higher capitalized software costs over the past year due to the Company's increased research and development activities to pursue its growth strategy.

During the nine months ended December 31, 2000, the Company recorded $3,449,420 of restructuring, asset impairments and other charges.

As a result of the Company's operating performance during the first six months of fiscal 2001 as compared to the prior year, the Company's new management has evaluated the Company's business and product strategy and, in the Comopany's third fiscal quarter, implemented a business restructuring plan which is intended to enable the Company to return to a position of positive operating cash flows and focus its product offerings on those believed to have the greatest potential to generate further, near-term market penetration and positive operating contribution.

As a result of the Company's initiatives, the Company recorded a charge of approximately $420,000 for restructuring and exit costs. Included in the exit costs was approximately $397,000 of cash severance and termination benefits associated with the separation of approximately 38 employees. All of these affected employees will have left their positions as of January 31, 2001, with 36 employees having left the payroll by December 31, 2000. Termination benefits of $201,698 were paid during the third quarter of fiscal 2001 with the majority of the balance to be paid in the fourth quarter of fiscal 2001.

In addition, the Company has made strategic decisions to abandon certain products and technologies including those which were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. and centralized the research and development functions at the New Jersey headquarters. As a result of the above decisions, the Company recorded an impairment charge of approximately $1,950,000 primarily relating to the abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 has been recorded on the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999 which was being depreciated over a three year period. Additionally, the Company recorded an impairment in the amount of approximately $209,000 on fixed assets previously used in the manufacturing process at SolCom Systems, Ltd.

Income tax provision for the nine months ended December 31, 2000 was $53,019 compared to $0 at December 31, 1999 due to the required provision for the reported taxable earnings of the Company's United Kingdom subsidiary.

Net loss for the nine months ended December 31, 2000 was $14,361,858 compared to a loss of $2,577,535 for the same period in 1999, based on the factors discussed above.

FINANCIAL CONDITION AND CAPITAL RESOURCES

During the first nine months ended December 31, 2000, the Company's working capital position deteriorated as the Company's reduced revenues combined with continuing expenditure levels utilized significant operating cash. This cash utilization was offset partially by the $5,000,000 raised through the issuance of new shares in a private placement. Working capital at December 31, 2000 decreased $5,958,110 to $7,517,981 from $13,476,091 at March 31, 2000.

Net cash used in operating activities during the nine months ended December 31, 2000 was $6,765,523 compared to net cash used during the same period in 1999 of $2,733,848. The increase in net cash used resulted primarily from the build-up of inventory due to lower than expected sales, the payment of accounts payable and accrued expenses, and the significant increase in the net loss offset by the reduction in accounts receivable and other receivables.

Net cash used in investing activities during the nine months ended December 31, 2000 was $2,786,069 compared to net cash used during the same period in 1999 of $1,871,584. Investing activities during the nine months ended December 31, 2000 include the restriction of $375,000 in cash relating to the Piscataway, New Jersey operating lease and the loan issued to the Former CEO in the amount of $885,000 as well as the agreed upon reimbursement by the Former CEO of $200,000. These amounts were offset by the repayment of $170,000 by the Former CEO. This use of cash was offset partially by the decrease in expenditures for property and equipment in connection with efforts to limit spending activity.

Net cash provided by financing activities during the nine months ended December 31, 2000 was $5,202,829 compared to net cash provided during the same period in 1999 of $16,293,756. Financing activities during the nine months ended December 31, 2000 include the sales of 2,857,142 shares of Common Stock at a price of $1.75 per share, for total consideration of $5,000,000 in a private equity transaction. Pursuant to the transaction, the Company has registered these shares of Common Stock for resale.

During the third quarter of fiscal 2001, the Company initiated a significant restructuring plan to reduce operating expenses and target steps to ultimately reach profitability. As a result of the implementation of this plan, the Company expects to improve and stabilize operating performance as it moves forward. Based upon this, together with current revenue assumptions in its operating plan, the Company believes that it has sufficient cash to meet its operating requirements over the next twelve months. To the extent that the Company's revenue assumptions included in its operating plan are not met, the Company may have to raise additional equity and/or debt financing, and may have to curtail other expenditures. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms, if at all.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC delayed the effective date of this SAB from June 30, 2000 to the fourth quarter of fiscal 2001 for the Company. The Company has assessed the impact of SAB 101 on its results of operations and believes that its results of operations for the quarter ended December 31, 2000 have been presented in accordance with the provisions of the SAB. The adoption of the SAB will not have an effect on the Company's financial statements.

PART II.  OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         On November 20, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "2000 Meeting").

At the 2000 Meeting, the Company's Stockholders elected six directors to serve until the 2001 Annual Meeting of Stockholders and until their successors shall be elected and qualified. The vote with respect to the election of such directors was as follows:

                 NAME                          FOR                    AGAINST
                 ----                          ---                    -------

(a)      Stephen M. Deixler                14,447,317                 576,397
(b)      Baruch Halpern                    14,447,317                 576,397
(c)      Frank S. Russo                    14,447,317                 576,397
(d)      Alexander S. Stark, Jr.           14,447,317                 576,397
(e)      Alan Hardie                       14,447,317                 576,397
(f)      William Martin Ritchie            14,447,317                 576,397

In addition to electing the directors, the Company's Stockholders voted to approve the Company's 2000 Stock Option Plan (the "Plan") including the 2000 U.K. Sub-Plan, providing for, among other things, the reservation of 3,000,000 shares of Common Stock for issuance under the Plan. 5,338,093 votes were cast in favor of the approval of the Plan, representing approximately 86% of the shares of Common Stock present at the meeting and entitled to vote thereon. 850,407 votes were cast in opposition to such approval and 24,703 votes abstained. In addition, there were 8,810,511 broker non-votes with respect to this proposal.

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

DATE:  February 1, 2001



                                    ION NETWORKS, INC.


                                    /s/ Ronald C. Sacks
                                    --------------------------------------------
                                    Ronald C. Sacks, Chief Executive Officer and
                                    Interim Principal Financial Officer