Form 10KSB
period 2001-03-31
ION NETWORKS INC
filed 2001-06-29
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended March 31, 2001

                                       OR

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                               ION NETWORKS, INC.
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                 22-2413505
---------------------------------------   --------------------------------------
    (State or Other Jurisdiction of       (IRS Employer Identification Number
    Incorporation or Organization

1551 South Washington Avenue, Piscataway                     08854
---------------------------------------   --------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Issuer's telephone number, including area code:  (732) 529-0100
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

The issuer's revenues for its most recent fiscal year totaled $11,676,547.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported by the Nasdaq Stock Market as of June 25, 2001 was approximately $10,501,434.

There were 18,203,302 shares of Common Stock outstanding as of June 25, 2001.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS
                -----------------------

GENERAL

         ION Networks, Inc., ("ION" or the "Company") is a developer and manufacturer of software and hardware solutions for monitoring and managing mission critical voice and data network infrastructure. ION is a Delaware corporation founded in 1999 through the combination of two companies focused on network management products - MicroFrame, Inc., a New Jersey corporation (the predecessor entity to the Company, originally founded in 1982) and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). In 1999 the Company expanded its technology base through the purchase of certain assets of LeeMAH DataCom Security Corporation ("LeeMAH"), a California corporation.

         ION designs and manufactures next-generation secure, proactive and anticipatory network infrastructure management products. ION's products monitor and analyze the performance of a wide range of devices, e.g. PBXs, routers, Digital Subscriber Line Access Multiplexers (DSLAMS), and links in a network to determine if a network is working properly. The Company's products are used to collect and analyze data about the network and make meaningful decisions about them. If the network is working erratically, ION's products are often able to determine the cause of the problem and attempt to fix it automatically. As a result, ION's products improve network performance and assist the businesses or institutions that are dependent on networks to be more effective.

         ION's customers are businesses that provide voice and data network services to businesses and consumers, and large enterprises or institutions which need networks to manage their business operations. ION's customers' networks support a variety of uses, e.g., telecommunications, email, accounting and other financial systems, word processing, engineering and manufacturing, e-commerce, and various outsourced and managed network services. Today these customers constitute two market segments which ION addresses:

o alarming and translation, a relatively small segment of about $400 million per year requiring secure access into the console ports of network devices for the purpose of maintenance, intelligent alarm management, or the translation of proprietary alarms into recognized standards

o performance analysis and restoration, a larger (approximately $1 billion) rapidly growing market for the proactive and anticipatory analysis and automated restoration of degraded performance in data networks.

         The Company believes that a variety of factors will drive significant growth in these markets. Because the number of business functions carried over communications networks has greatly expanded in recent years, businesses are now dependent on networks to support their most critical functions. The number of tasks that networks are used for and the volume of data that networks handle has increased network complexity exponentially. To manage this complexity, many enterprises have outsourced their network operations to service providers. However, to gain outsourcing contracts, service providers must guarantee a certain level of performance and return some payments if the guarantees are not met. Accordingly, both enterprises and service providers are demanding products that can prevent networks from suffering expensive and disruptive "down time" or from reducing employee productivity through long response times.

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

         ION's PRIISMS Suite enhances the performance of existing networks, allowing network managers to defer or sometimes eliminate the need to incur significant expense in upgrading their networks. ION's products work with many types of network devices and with devices from many different vendors. Because PRIISMS Suite is scalable, provides predictive and real-time problem identification (Root Cause Analysis), can act to diagnose and resolve problems, makes efficient use of network resources and bandwidth, and can be customized, ION believes its products enhance the economic value of its customers' networks. Because problems are diagnosed and resolved quickly, service providers improve their quality of service and limit the need to pay refunds to their customers. User dissatisfaction and customer defections are reduced. Additionally, expensive visits by repair technicians to remote sites are limited, because the expertise of this scarce resource is extended throughout the network. In addition, ION Devices provide uncompromised security for themselves and for the network devices being managed, thereby protecting the maintenance ports of these devices which are often unsecured and vulnerable to unauthorized access by hackers.

         ION has a well-recognized customer base of more than 150 customers who use the products in over 10,000 locations. ION's largest customers are telecommunications companies of all kinds, primarily in the United States and in Europe, as well as large enterprises and institutions. The Company's products are sold direct to service providers and enterprises, through resellers, and through networking original equipment manufacturers (OEMs).

THE PRODUCTS

         All of ION's products fall within the PRIISMS Suite, an integrated suite of hardware and software products for end-to-end network performance monitoring and management that captures knowledge from network experts and automates their analysis, decision making and actions. Currently, the PRIISMS Suite consists of various different intelligent devices and a centralized software manager, called the PRIISMS Manager.

ION'S DEVICES

         One of ION's core product strategies is to offer a family of Devices that match customers' requirements over a range of capabilities from simple alarm detection and reporting to sophisticated analyses which determine the cause of a network problem and attempt to fix it immediately. ION's Devices have the following capabilities:

------------------------------------
1   Intelligent devices are those that contain programmable microprocessors
2   Proactive, real-time, integrated, intelligent, secure, metric-based solution

o Intrusion Prevention - DES-encrypted challenge-response authentication ensures that only authorized personnel can obtain information from or send instructions to ION's Devices or to the network devices they manage. Users can logon to one of ION's Devices and get a real-time view of network functionality as well as perform maintenance/upgrade activities. Their actions are logged for later audit.

o Alarm Management - When a process running on a network device exceeds preset thresholds, the device generates an alarm. ION's Devices detect these alarms, sort and analyze them using AMT (see below), take appropriate action in response, and report them to the Network Operations Center. ION's Devices also generate alarms when unauthorized access or power loss occurs. All events and alarms are logged for later audit.

o Custom AMT Modules - Active Management Technology ("AMT") is the method whereby ION's Devices capture knowledge from network experts and automate their analysis, decision making and actions. How network experts analyze data, the decisions they make about the data and analyses, and the resulting actions they take can be codified in a series of rules, or a "routine", that ION's Devices can execute. As a result, the network expert's ability to sort and handle alarms and to identify and solve network problems can be implemented across the entire network. The routines can be executed automatically, fixing many network faults without the need for human intervention.

o Data Buffering - Data collected from network devices such as PBXs or servers can be automatically formatted for later viewing or for downloading to other applications such as billing systems.

o Environmental Monitoring - Network devices can be impacted by environmental factors, e.g., heat, water, intruders. ION's Devices detect and report various environmental changes.

o SNMP Device Monitoring and Management - SNMP (Simple Network Management Protocol) is a widely used standard method of communicating with many network devices. This standard also specifies what kind of information is available about the network device and how it is collected. ION's Devices can collect, report, and analyze information from any network device that conforms to this standard. In passive monitoring, network devices notify ION's Devices of unusual events, and action is taken. In active monitoring, ION's Devices poll network devices checking for changes which could indicate a developing problem. This allows ION's Devices to anticipate problems and to take action before problems become severe.

o SNMP Traps - ION's Devices can collect data from network devices that do not conform to the SNMP standard and convert the data into SNMP, the standard for Internet Protocol (IP) networks. Then the network devices can take advantage of the most advanced and powerful network management tools. One example of non-SNMP devices are some of the optical switches, those network devices which communicate using photons rather than electrons, and are currently the most advanced switching technology commercially available.

o RMON Monitoring - R(emote) MON(itoring) is a standard method for collecting and analyzing data from IP-based network devices and the links between the devices. RMON is an extension of SNMP that performs data collection and analysis about network performance at remote locations.

     Because information is not constantly reported to a central site, RMON uses less network capacity than does SNMP as it continuously collects fault, configuration, and performance data, as well as running diagnostics and logging performance information. RMON analyses the network traffic for each protocol used by the network and for each application running on the network, thereby producing information about all levels of the network.

o "Out-of-the-Box" AMT - ION makes available a library of measurement and action routines for analyzing network data, making decisions and taking action. These routines are much more comprehensive than those in RMON and are designed to be useful to most network managers. They are exception-based and report only the most important information from the remote site, making the most productive use of expensive network bandwidth and of the network engineer's time. Among the available routines are products which analyze the performance of routers, LANs, LAN Switch ports, and WANS and which perform translations and mappings of various network management protocols/systems from one to another.

         ION's Devices are based on a common framework and offer subsets of the capabilities described above so as to meet the needs of different customer segments. The most economical devices provide only secure access to network devices and a log of any user activities, whereas the most versatile device, NetwoRx, manages an entire remote location providing a wide range of analyses and anticipatory action to solve network problems before they become severe. The Company believes these products have valuable distinguishing capabilities that limit the level of direct competition.

ION's PRIISMS Suite:

o employs a distributed architecture - Intelligent hardware devices at remote locations ensure that the system scales so it can monitor large, diverse or highly distributed networks without performance degradation. ION's Devices poll network devices every five seconds so the performance information is collected in real-time. Data collection and analysis occur at remote locations without human intervention, resulting in considerable savings to the customer. In addition, this type of analysis ensures that only true problems are reported (exception reporting) to the central manager, thereby minimizing the system's use of the customer's valuable bandwidth.

o    collects and reports information, analyzes and anticipates network problems
     - Standardized network management data are collected: SNMP MIB data, SNMP Traps (alarms), RMON1, RMON2, console port data, ASCII, TL1, humidity, temperature, and physical intrusion. Various kinds of analyses include: translating between data types, creating Traps, RMON statistics, measurements of router health, measurements of Ethernet LAN health, measurements of PVC status and utilization, measurements of LAN switch and port health, utilization levels of applications and of protocols, and histories.

o recommends and takes action - ION's unique AMT automatically takes action to resolve network problems. For example, ION's Devices can be programmed to reboot a device when a particular condition is detected. In addition, they can take a network link up or down, create a Trap, notify a person, collect many kinds of additional diagnostic information, etc.

o operates during power or network outage - ION's Devices have battery back-up and secure out-of-band (dial-up) access so they continue to function when network devices are down. As a result, an authorized network engineer can determine the cause of a problem and even repair it when other network management systems, which are dependent on a functioning network, would be unable to operate.

o provides secure access and communication - ION's Devices, the central servers which manage them, and the network devices which are being monitored will allow only authorized users to access them. ION's system conforms to Security Industry Standards and provides authentication, access control, authorization and an audit trail.

o can be customized to fit any environment - All networks are different. A customer can set/modify thresholds and parameters for any of the measurement and action routines which ION provides. In addition, since all networks are different, ION provides a scripting capability which allows customers, or ION's professional services employees, to develop customized routines.

PRIISMS Manager

         PRIISMS Manager consolidates the information from multiple ION Devices so customers have a picture of the activity on their whole network. PRIISMS Manager manages all of ION's Devices, and, because ION's Devices can manage many types of network devices, PRIISMS Manager provides a centralized system for management of multi-element, multi-vendor networks. PRIISMS Manager is a centralized navigation, configuration and alarm handling tool which:

o has a web-based Graphical User Interface (GUI) for navigating among the devices and managing alarms and events

o polls the devices to determine their state and monitors devices in real-time both using the network and using dial-up (out-of-band) connections if the network has an outage

o manages the database of users and access levels by establishing passwords for the devices, administering and aging them, and controlling the criteria for who can gain access to ION's Devices and to the network devices that are being managed

o sets up and changes the configurations of ION's Devices, groups them so they can be managed in categories, and stores configurations for re-load if necessary

o    remotely upgrades software releases on the ION devices

o for NetwoRx, the most capable ION device, displays RMON statistics, allows users to configure thresholds and parameters of the various Out-of-the-Box AMT routines, and provides information from all of ION's Devices in the network, providing an enterprise-wide view.

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

         The availability of reliable, affordable networks encouraged the development of enterprise-wide computing systems and of network-based applications such as integrated finance-manufacturing-human-resources systems, relational databases, e-mail, intranets, data-mining, customer relationship management, and others. Also, new kinds of networking service providers emerged such as web-hosting companies, Internet service providers (ISPs), application service providers (ASPs), and PBX/LAN managed service providers.

         Businesses such as those described above cannot run without their networks because their most critical activities are dependent on the network. As a result of their dependency on networks, many businesses experience considerable expense. If the network is not running properly, employee productivity can be reduced, as employees are unable to do their jobs effectively. Many businesses suffer loss of revenues as customers using the network seek elsewhere for their goods and services. Infonetics, a technology market research company, estimates that the average Fortune 1000 company loses $5.5 million in revenues and $8.7 million in employee productivity each year due to LAN or WAN downtime or degraded performance. Network managers scramble to fix ill defined problems as users wait for the network to recover and as their well-trained engineers leave for better jobs in the highly competitive career marketplace. Service providers with contractual commitments to provide certain levels of network availability to their customers are forced to return payments to customers. Entire operations come to a halt as network security is breached, and systems stop functioning or are reconfigured by unauthorized personnel.

         These problems only become more difficult when the network must deliver functionality to globally distributed workers, applications, supply chains and enterprises. As new network technologies are developed, enterprises implement them to achieve better performance and cost savings. This is a constant process which increases the complexity of the network and of the problems that can occur. To alleviate the pressure of dealing with these issues, large enterprises and institutions are outsourcing more and more of their network and applications. However, the businesses that provide these services must meet negotiated contractual commitments for performance (Service Level Agreements or SLAs), and, to the extent they are not met, must refund payments.

         To an enterprise or a service provider, network performance problems represent real economic loss. For example, according to one of the Company's customers, dispatching a technician to reboot a router in the local area can cost between $200 and $400; most technicians are charged out at $250/hour, and their average job is $1,000. The cost of a network outage can raise operating costs by 50% from $1.00/hour/user to $1.50/hour/user. Other customers have described a typical repair cycle for a large network as: 20 minutes to detect a problem, 30-120 minutes to diagnose the problem, and 60-120 minutes to implement the solution. An Internet Service Provider (ISP) with 1200 business customers who must return $1000-2000/hour/customer for an outage, can incur as much as $10,000,000 in penalties in just four hours.

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

         Because of these problems, network mangers and users are starting to demand network infrastructure management products that:

o are able to determine how network users are impacted by the underlying network problems.

o not only deliver data to engineers, but also automate some of the engineer's analyses and activities, making him more productive.

o    can identify network problems in real-time or even before they happen.

o can perform sophisticated analyses that send only the most important information to the engineer. The information should be easily understood, and the cause of the problem should be identified allowing engineers to skip the lengthy diagnosis phase. Fixing the problem automatically is highly desirable.

o redirect network traffic to maximize network capacity and avoid bottlenecks and network faults.

o provide business solutions, not just network management solutions, allowing the business to increase the returns it can earn.

         The market for these products is segmented, and the segments have somewhat different characteristics. ION addresses two of these, which, based on market research conducted in the summer of 2000 by Enterprise Management Associates and supplemented by research from International Data Corporation, can be described as follows:

o alarming and translation: approximately $200-400 million a year with a growth rate of approximately 7-8% per year on a worldwide basis

o performance analysis and restoration: approximately $1.1 billion a year with a growth rate of 30% per year on a worldwide basis.

         The Company believes it products are uniquely suited to meet the needs of these market segments. Its distributed architecture easily scales to manage large, diverse and highly distributed networks while performing predictive and real-time problem identification. ION's Devices have the ability to act to diagnose and resolve problems even during power or network outages. Because analysis and actions occur at the distributed locations, ION's products make efficient use of network resources and expensive bandwidth while providing the flexibility for customization to fit any network. The result of these characteristics is real economic benefit. Quality of service is increased and the time to diagnose and resolve problems (mean-time to repair or MTTR) is reduced thereby limiting service providers' need to make refunds to customers. End user and customer dissatisfaction is minimized improving employee productivity and customer loyalty. Expensive visits to diverse and remote locations are limited. The Virtual Network Expert extends the expertise of scarce resources across the entire network and assists human engineers to solve problems more effectively and efficiently.

         MARKETING AND DISTRIBUTION

         On March 31, 2001, the Company's sales force stood at seventeen (17). The Company goes to market through three channels: direct sales, resellers, and OEMs. In FY2001 approximately 57% of sales were direct to customers such as SBC, Worldcom Inc, Rhythms NetConnections and Oracle Corporation. Approximately 22% went through resellers such as Siemens of North America and Celestica, Inc. An additional 15% were employed by managed service providers such as KPN - Telecom BV and Qwest, while 6% were to OEMs such as Avaya.

         In FY2001, ION had over 150 customers with products deployed at more than 10,000 locations worldwide. ION's largest customers are telecommunications service providers primarily in the United States and Europe. Approximately 85% of sales were in the United States and 15% elsewhere, although many of the customers are multi-nationals who employ the products around the world.

COMPETITORS

         The table below shows the eight companies that the Company believes are most likely to become ION competitors. The table describes the core strength of the company, its current products, the way it positions itself in the marketplace. Currently ION has little direct competition, and the market it addresses is emerging and both highly fragmented, with many new entrants, and converging, with many companies expanding by acquisition from their initial business to offer a more comprehensive solution. An indication of the emerging nature of the market ION addresses is the size of the companies in this industry. None has yet reached $125 million in annual sales.

         While not direct competitors, many companies position themselves in the marketplace in much the same way as does ION. This can be very confusing to potential customers because industry participants with very different products claim to deliver similar benefits. Management believes ION currently has a combination of distinguishing capabilities which are valued by the marketplace, especially its uncompromised security, the ability to proactively anticipate network problems, and the ability to take the actions required to repair network problems even during power or network outages without using up expensive network bandwidth. These characteristics provide genuine economic benefit to customers by increasing the quality of service delivered by the network and reducing the time required to resolve problems.

----------------- ------------------- -------------------------------- ----------------------------
    COMPANY         CORE STRENGTH                PRODUCTS                      POSITIONING
----------------- ------------------- -------------------------------- ----------------------------
    Applied         Central Office    remote site monitoring for       AI products enable
   Innovation       mediation and     analog and relay contact alarm   carriers to efficiently
                    consolidation     signals                          monitor & manage their
                                                                       networks
----------------- ------------------- -------------------------------- ----------------------------
    Aprisma             Fault         fault management system with     A leader in e-business
                     management/-     monitoring and fault isolation   infrastructure management
                      monitoring                                       software
----------------- ------------------- -------------------------------- ----------------------------
    Concord           Reporting       software product suite for       Market leader in
Communi-cations     real-time and     real-time monitoring, alarm      next-generation management
                       historic       notifications & restart of       solutions that ensure
                     information      failed processes, end-to-end     effective e-business
                                      view of application              performance
                                      availability & performance
----------------- ------------------- -------------------------------- ----------------------------
   MicroMuse         Event/fault      monitors large-scale networks    Leading provider of fault
                      Management      in real-time to quickly          & service-level management
                     identify and address problems software
----------------- ------------------- -------------------------------- ----------------------------
    NetScout         Applications     comprehensive performance        Full-service provider of
                     performance      management system from           network performance
                   management using   integration of probes and        management solutions)
                   hardware probes    NextPoint application
                                      monitoring acquisition
----------------- ------------------- -------------------------------- ----------------------------
   Riversoft          Root cause      maps and monitors the network    The only provider of
                       analysis       isolating the room cause of      'interventionless' network
                                      the problem                      management tools
----------------- ------------------- -------------------------------- ----------------------------
     SMARTS           Root cause      pinpoints root cause of the      Real-time problem
                       analysis       problem, identifies impact and   diagnosis and impact
                                      automates response               analysis
----------------- ------------------- -------------------------------- ----------------------------
Visual Networks    WAN Measurement;   monitor service level            Leading provider of
                    QoS; Reporting    agreements                       Service Management Systems
                                                                       for IP networks
----------------- ------------------- -------------------------------- ----------------------------

         There can be no assurance that the Company's PRIISMS Suite will continue to enjoy acceptance or that the Company will be able to compete successfully on an on-going basis. The Company believes that the principal factors affecting competition in the network infrastructure management business are (1) having a unique offering that provides demonstrable economic benefit to the customer, (2) ease of use, including the level of internal integration which supports efficient use by network personnel and of external integration, partnerships and associations which allow the system to work with other network management tools, (3) the flexibility to rapidly incorporate additional features and customize products to unique needs of individual infrastructures, and (4) for the low end of the product line, price. Although the Company believes that its present products and services are competitive, the Company competes with a number of companies with substantially larger financial, research and development, marketing and technical resources. Such companies may succeed in producing and distributing competitive products more effectively than the Company and may also develop new products which compete effectively with those of the Company.

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

         The Company sometimes utilizes a component available from only one supplier. If a supplier were to cease to supply this component, the Company would most likely have to redesign a feature of the affected device. In these situations, the Company maintains a greater supply of the component on hand in order to allow the time necessary to effect a redesign or alternative course of action should the need arise.

DEPENDENCE ON PARTICULAR CUSTOMERS

         The Company has continued to expand its customer base and to broaden its sales constituency. These efforts have resulted in the Company becoming less reliant on any one particular customer. However, the Company sells a substantial portion of its products to several major customers. The top two customers - SBC Communications and Worldcom, Inc- accounted for 27.7% of revenues in FY2001. The top six customers, which included Rhythms NetConnections, Celestica Inc, KPN - Telecom BV, and Oracle Corporation, accounted for 51.2% of revenues in FY2001.

         Two of these largest customers - Celestica Inc and Oracle Corporation,
- were new to the Company during FY2001, and a large majority of the SBC revenues were from a division which had not previously been a customer. The Company issued a press release in January 2001 concerning significant new orders from SBC's Advanced Solutions Inc. subsidiary, and these orders are part of the results reported during FY2001, although the press release noted the expectation of a greater number of orders. However, based on SBC's current requirements, the Company does not anticipate any further orders from this particular subsidiary.

         Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. In general, the Company cannot predict with certainty which large customers will continue to order. The loss of any of these large customers, or the failure to attract new large customers, could have a material adverse effect on the Company's business.

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

         The Company has trademark applications pending with the United States Patent and Trademark Office for its corporate logo, ION Networks, Inc, it's about availability. The Company anticipates that these trademarks will be registered, but there can be no assurance that this will occur.

GOVERNMENTAL APPROVALS AND EFFECT OF GOVERNMENT REGULATION

         The Company's products may be exported to any country in the world except those countries restricted by the anti-terrorism controls imposed by the Department of Commerce. These anti-terrorism controls prohibit the Company from exporting some of its products to Cuba, Libya, Iran, Iraq, North Korea, Sudan and Syria without a license. As with all U.S. origin items, the Company's products are also subject to the Bureau of Export Administration's ten general prohibitions that restrict exports to certain countries, organizations, and persons.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

         During FY2001 the Company reduced its research and development activities. After a restructuring in late November, 2000 designed to improve operating performance, the R&D staff was reduced, primarily through the elimination of the engineering department in Livingston, Scotland. Because the Company had completed the development and released PRIISMS Suite 1.2, the Company believes the current staff will be sufficient to allow it to keep up with technology advances for the foreseeable future. The current staff has completed and released PRIISMS Manager 1.3 in

June of 2001. This product extends the management capabilities described above to all ION Devices. As a result of the changes, research and development funding was reduced from $4,288,396 in FY2000 to $3,297,897 in FY2001.

         In conjunction with the restructuring of the Company and the elimination of the engineering staff in Livingston, Scotland, the Company recorded an impairment charge during the third quarter of FY2001 of approximately $1,950,000 primarily relating to the abandonment of capitalized core technology from the Solcom acquisition in 1999. Included in this charge was the remainder of the Solcom-initiated development project Sentinel III which the Company had re-badged and released in two versions - NetwoRx - O for optical technology companies and NetwoRx - VT for CLECs - early in FY 2001.

         During the quarter ended September 30, 2000 the Company discontinued the Solcom ASIC development project resulting in a write down of assets acquired in the SolCom merger of $217,295. At the same time the Company also discontinued several products acquired in the SolCom merger. The Company no longer sells standalone probes or RMON engines, although the technology was integrated into the NetwoRx product described above. The discontinuation resulted in a further write down of the technology assets acquired in the merger of $271,010.

         The Solcom NetworX development project evolved into NetwoRx and was included in the second release of the PRIISMS Suite in September 2000. NetwoRx is ION's integrated platform for proactive, remote, real-time secure management and monitoring of voice and date networks. The Company has discontinued early versions of this product developed at Solcom resulting in a writedown of approximately $643,000 of capitalized software during the quarter ended March 31, 2001.

COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         The Company's business activities do not generally fall under applicable regulations involving discharge of materials into the environment.

EMPLOYEES

         As of June 25, 2001, the Company had 65 employees, all of whom are full-time employees, and of which 10 are technical personnel, 29 are in sales, marketing and support, 13 are in production, and 13 are in executive, financial and administrative capacities. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

RISK FACTORS

         In addition to those described above, the Company's business and securities have certain risks associated with them including those described below:

o The Company's business is vulnerable to technological changes. Its markets experience rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, more advanced products produced by competitors could erode the Company's position in existing markets or other markets that it chooses to enter. It is difficult to estimate the life cycles of ION's products and services, and future success will depend, in part, upon the Company's ability to enhance existing products and services and to develop new products and services on a timely basis. The Company might experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services. New products and services and enhancements might not meet the requirements of the marketplace and achieve market acceptance. If these things happen, they would materially and negatively affect cash flows, financial condition and the results of operations.

o The Company cannot be certain about product development. It is common for hardware and software as complex and sophisticated as that incorporated in ION's products to experience errors or "bugs" both during development and subsequent to commercial introduction. The Company cannot be certain that all potential problems will be identified, that any bugs that are located can be corrected on a timely basis or at all, or that additional errors will not be located in existing or future products at a later time or when usage increases. Any such errors could delay the commercial introduction of new products, the use of existing or new products, or require modifications in systems that have already been installed. Remedying such errors could be costly and time consuming. Delays in debugging or modifying products could materially and adversely affect the Company's competitive position.

o The Company's quarterly and annual operating results - both revenues and income - may fluctuate. In the past, the Company has experienced fluctuations in quarterly and annual operating results, and these may continue. The Company has incurred significant losses and negative cash flows from operations, and these may continue. In future quarterly periods results of operations may be below prior results or below the expectations of public market analysts and investors. If this occurs, the price of the Company's common stock could significantly decrease.

o The Company may need to raise money in the future. ION's business plan and growth strategy are dependent on its working capital. To the extent that expected revenue assumptions are not achieved, the Company will have to raise additional equity or debt financing and/or curtail certain expenditures contained in the current operating plans. There can be no assurance that additional financing will be available on acceptable terms or at all. If the Company is not able to secure additional financing on acceptable terms, the business may be negatively impacted, and the Company may not be able to execute its business and growth strategies.

o The Company may be unable to protect its proprietary rights, permitting competitors to duplicate its products and services. ION Networks holds no patents on its technology. The Company has made a consistent effort to minimize the ability of competitors to duplicate the software technology utilized in its products. However, there remains the possibility of duplication, and competing products have already been introduced. Any such duplication by our competitors could negatively impact on our business and operations.

o The Company's results depend on large orders from a changing group of customers. Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. In general, the Company cannot predict with certainty which large customers will continue to order. The loss of any of these large customers, or the failure to attract new large customers would likely significantly decrease the Company's revenues and future prospects.

o The Company depends upon key employees and members of management. Success depends in large part on their continued services. Competition for such personnel is intense, and the Company may not successfully attract, motivate and retain key personnel. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the business, financial condition and results of operations. Currently, the Company does not maintain "key man" insurance policies for any employee.

o The Company may have difficulty complying with government regulation. Due to the sophistication of the technology employed in ION's hardware, export of its products is subject to governmental regulation. As required by law or demanded by customer contract, the Company routinely obtains approval of products by Underwriters' Laboratories. Additionally, because many of the Company's products interface with telecommunications networks, Federal Communications Commission ("FCC") approval is necessary as well. The European Community is developing a similar set of requirements for its members, and the Company has begun the process of compliance for Europe.

o There are limitations on the liability of ION's directors and officers. The Company's Certificate of Incorporation, as amended, and its Bylaws limits the liability of directors for monetary damages to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages on an action brought for breach of a director's duties to the Company or to its stockholders except in certain limited circumstances. The Certificate of Incorporation, as amended, and the Bylaws also require the Company to indemnify its directors, officers, employees and agents serving at its request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to, the Company's best interests. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage or deter stockholders or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit the Company and its stockholders.

o The Company does not anticipate the payment of dividends. It has never declared or paid cash dividends on its common stock and currently anticipates retaining all available funds for use in the operations of the business. The Company does not anticipate paying any cash dividends on common stock in the foreseeable future.

o There is potential for fluctuation in the market price of the Company's securities. Because of the nature of the industry in which ION operates, the market price of its securities has been, and can be expected to continue to be, highly volatile. Factors such as announcements by ION or others of technological innovations, new commercial products, regulatory approvals, proprietary rights, or other competitive developments all may have a significant impact on the Company's future business prospects and the market price of its securities.

o Shares that are eligible for sale in the future may affect the market price of the Company's common stock. As of June 25, 2001, an aggregate of 4,454,371 of the outstanding shares of common stock are "restricted securities" as that term is defined in Rule 144 under the federal securities laws. These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. In addition, 2,378,999 shares are issuable pursuant to currently exercisable options, and 306,250 shares are issuable pursuant to currently exercisable warrants, which may be exercised for shares that may be restricted or registered, further adding to the number of outstanding shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of the Company's common stock.

o The Company's common stock may be delisted from Nasdaq. The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the Nasdaq National Market and the Nasdaq SmallCap Market. The standards include, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the individual stated requirement for thirty consecutive trading days, with a 90-day cure period. From November 2000 through June 2001 the Company's common stock has sometimes traded below $1.00 per share. On June 27, 2001, the Company exceeded the 30-day standard and will be required to achieve a $1.00 minimum price for 10 consecutive trading days during the 90-day cure period. There can be no assurance that the Company will continue to satisfy the requirements for maintaining a Nasdaq National Market or SmallCap listing. If excluded, the prices of the common stock and the ability of holders to trade such stock could be adversely affected, and the Company would have to meet Nasdaq's initial listing requirements to be relisted.

o The Company's common stock may become subject to the SEC's penny stock rules. If the Company's common stock is excluded from Nasdaq and the price per share is below $5.00, the Company must satisfy certain net asset and revenue tests or become subject to the SEC's "penny stock" rules. Application of these rules may adversely impact both the market price of these shares and the ability of owners to resell them. Prior to a transaction, these rules require a broker-dealer in a penny stock to deliver a standardized risk disclosure document prepared by the SEC to inform buyers about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide current bid and offer quotations, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the broker-dealer must make a special written determination of the suitability of the investor purchasing the penny stock.

ITEM 2     DESCRIPTION OF PROPERTY
           -----------------------

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

         In addition, the Company leases 0.298 hectare of space at SolCom House, Meikle Road, Kirkton Campus, Livingston EH547DE, Scotland. This lease provides for monthly rentals of (pound)3,583 and expires on August 31, 2011.

         The Company also leases approximately 5,600 square feet of space at 48834 Kato Road, Fremont, California in the Bedford Fremont Business Center in connection with its Secur@ccess division which was previously located in Fremont, California. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows:
$7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60.

ITEM 3     LEGAL PROCEEDINGS
           -----------------

         There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

         The Company did not sumbit any matters to a vote of the security holders during the fourth quarter of FY2001.

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

               Fiscal Year 2001, Quarter Ending            HIGH            LOW
               --------------------------------            ----            ---

               June 30, 2000                                 31              2
               September 30, 2000                          5.94              2
               December 31, 2000                           3.06            .28
               March 31, 2001                                 3            .38

               Fiscal Year 2000, Quarter Ending

               June 30, 1999                               5.06           2.12
               September 30, 1999                          8.75           3.81
               December 31, 1999                           22.5           5.44
               March 31, 2000                                44          18.63

RECENT SALES OF UNREGISTERED SECURITIES

         On August 18, 2000, the Company issued an aggregate of 2,857,142 shares of Common Stock at a price of $1.75 per share, for an aggregate total consideration of $5,000,000. The shares were issued to a group of accredited investors pursuant to Rule 506 promulgated under the Act.

SECURITY HOLDERS

         As of June 25, 2001, there were 398 holders of record of the Common Stock (not including beneficial owners of Common Stock held by brokers in street name).

DIVIDENDS

         The Company has not paid any cash dividends on its Common Stock during the two fiscal years ended March 31, 2001 and March 31, 2000. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
                ---------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW/PLAN OF OPERATION

         FY2001 was a year marked by significant changes and a major restructuring as the Company endeavored to refocus its strategy in the face of reduced revenues from many of its larger customers. Following the resignation of Stephen B. Gray, the Company named Ronald Sacks as its new Chief Executive Officer. Under the direction of Mr. Sacks, the Company undertook a comprehensive review of operations that led to a restructuring plan that was announced late in the third quarter.

         The restructuring plan resulted in approximately $353,000 in severance and other employee related charges, and approximately $3.4 million for the write-down of goodwill and capitalized software. In addition, at various points in the year, provisions were established to recognize slow moving inventory and the elimination of several products acquired in the SolCom merger. As a result of the Company's restructuring efforts, operating expenses, excluding depreciation, amortization and other charges, showed a reduction of more than $2,406,121 or 49% in the quarter ended March 31, 2001, as compared to the previous year.

         The Company's employee base also decreased from 134 full-time employees in FY2000 to 67 in FY2001 as a result of restructuring. The Engineering staff was the most significantly impacted, shrinking from 35 in FY2000 to 8 in FY2001. Despite this reduction, the Company believes the current staff will be sufficient to allow it to keep up with technology advances for the foreseeable future. The Sales force also experienced significant changes in personnel during the year, with headcount falling as low as 10 before a focused hiring program brought it back to its current level of 17.

         During FY2001, the Company maintained key relations with Worldcom, Rhythms NetConnections, KPN - Telecom BV and SBC Communications. Several new important relationships were also formed during the year with Oracle Corporation and Celestica Inc.

         During the next 12 months the Company plans to seek greater penetration in the market areas of Secure Port Management and Protocol Mediation. It will also continue to seek other available options to increase revenue growth, including evaluating acquisition and merger candidates. In addition, the Company will continue to pursue reductions in the cost of goods sold to provide improvement in product margins. This could include the redesign of systems as well as the on-going examination of the cost and quality of ION's contract manufacturers.

RESULTS OF OPERATIONS

Fiscal Year 2001 Compared to Fiscal Year 2000

         Revenues for the year ended March 31, 2001 were $11,676,547 as compared with revenues of $22,668,833 for the year ended March 31, 2000, a decrease of approximately 48%. This decrease was attributable to reduced order activity, significant turnover in the Company's Sales force and the general economic downturn impacting the telecommunications industry. In addition, the Company sold a perpetual technology license for approximately $3.2 million in fiscal 2000 for which there was no revenue to be recorded in fiscal 2001. Since hitting a low point in the first quarter of with revenues of $2,083,504, the Company has seen a growth in its sales pipeline, recording revenues of $2,788,497, $3,432,572 and $3,371,973 in the three subsequent quarters, respectively.

         The Company's cost of goods sold decreased to $7,184,666 for the year ended March 31, 2001 compared to $8,409,068 for the year ended March 31, 2000. Cost of goods sold as a percentage of sales increased from 37.1% for the previous comparable fiscal period to 61.5% for this fiscal period. The increase is due to the impact of certain fixed manufacturing costs that are spread over a decreased revenue base resulting in a deterioration of product margins as well as the margin contribution from the non-recurring sale of a perpetual technology license in the previous year. In addition, cost of sales included charges for additional provisions of approximately $1,549,099 that were established at various points in the year, to recognize slow moving inventory. Without these reserves, cost of goods sold would have been 48.3% of sales in fiscal 2001.

         Research and development expenses, net of capitalized software development, decreased from $4,288,396 in the year ended March 31, 2000 to $3,297,897 in the current fiscal year, a decrease of 23.1%. As a percentage of revenues, research and development expenses increased from approximately 19% to 28%. The increase in the percentage of research and development to revenue was primarily caused by lower sales volume, as research and development expenses have been reduced on a quarter to quarter basis throughout the fiscal year, reflecting the completed development of the Company's next generation product release, NetwoRx-PRIISMS Integration 1.2 and a resizing of the R&D staff as a result of the Company's restructuring activities.

         Selling, general and administrative expenses decreased 4.1% from $11,155,390 for fiscal 2000 to $10,698,612 for the year ended March 31, 2001. As a percentage of revenues, selling, general and administrative expenses increased from approximately 49% to 92%, due primarily to lower sales volume. Because of the Company's focused efforts to increase sales volumes, the headcount of the sales staff has increased during the last fiscal quarter from 11 to 17 and remained relatively flat as compared to a year ago. Despite this, overall SG&A expenses have been reduced on a quarter to quarter basis throughout the fiscal year again, as a result of the Company's restructuring efforts.

         Depreciation and amortization was $3,742,450 for FY2001 compared to $3,902,331 for

FY2000, a decrease of approximately 4%. Amortization expense for capitalized software decreased from $2,308,136 in fiscal 2000 to $2,138,707 in fiscal 2001, primarily as a result of management's decision during previous quarters of fiscal 2001 to abandon certain of the products and technology associated with the SolCom acquisition. The decision resulted in write-offs of $2,332,120 relating to this technology thereby decreasing the amortization expense for future periods. The Company continued to invest in research and development during fiscal 2001 to complete the NetwoRx-PRIISMS Integration 1.2, but at reduced levels relative to a year ago.

         As a result of the Company's operating performance during the first six months of fiscal 2001 as compared to the prior year, the Company evaluated its business and product strategy and, in the Company's third fiscal quarter, implemented a business restructuring plan which was intended to focus the Company's product offerings on those believed to have the greatest potential to generate further, near-term market penetration and positive operating contribution. As a result of this plan and subsequent related actions, ION Networks recorded $3,763,612 of restructuring, asset impairments and other charges.

         As part of this plan, the Company recorded a charge of approximately $353,000 for severance, termination benefits and other exit costs associated with the separation of approximately 38 employees during the third and forth fiscal quarters. Termination benefits of $342,234 were paid during these two quarters. All of the affected employees have left the Company as of March 31, 2001.

         The Company also made strategic decisions to abandon certain products and technologies including those that were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. and centralized the research and development functions at the New Jersey headquarters. As a result of the above decisions, the Company recorded an impairment charge of approximately $2,332,000 primarily relating to abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 was recorded on the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999 that was being amortized over a three year period. There remains no meaningful goodwill related to this acquisition at March 31, 2001. Additionally, the Company recorded an impairment in the amount of approximately $209,000 on fixed assets previously used in the manufacturing process at SolCom Systems, Ltd. that were abandoned and disposed of during the year ended March 31, 2001.

         The Company had a loss before taxes of $16,669,098 for the year ended March 31, 2001 compared to a loss before taxes of $4,995,248 for the year ended March 31, 2000. At March 31, 2001, the Company had federal, state, and foreign tax-effected net operating loss carryforwards of approximately $8.3 million. The expiration dates for its net operating losses range from the years 2011 through 2021. The net loss for the year ended March 31, 2001 was $16,676,666 compared to a net loss of $5,259,738 for the prior fiscal year.

FINANCIAL CONDITION AND CAPITAL RESOURCES

        During FY2001, the Company's working capital position continued to deteriorate as the Company's reduced revenues combined with continuing expenditure levels utilized significant operating cash. This cash utilization was offset partially by $5,000,000 raised through the issuance of new shares in a private placement of 2,857,142 shares of Common Stock at a price of $1.75 per share. Working capital at March 31, 2001 decreased $6,558,034 to $6,918,057 from $13,476,091 at March 31, 2000.

        Net cash used in operating activities during the twelve months ending March 31, 2001 was $7,086,246 compared to net cash used during the same period of the previous twelve months of $4,971,783. The increase in net cash used resulted primarily from the build-up of inventory due to lower than expected revenues, the payment of accounts payable and accrued expenses, and the significant increase in the net loss, offset by reductions in accounts and other receivables.

        Net cash used in investing activities during FY2001 was $3,213,835 compared to net cash used during the same period in FY2000 of $2,493,986. Investing activities during the year ending March 31, 2001 include the restriction of $375,000 in cash relating to the Piscataway, New Jersey operating lease and certain notes receivable issued to the Former CEO in the amount of $897,250. This use of cash was offset partially by the decrease in expenditures for property and equipment.

        Net cash provided by financing activities during FY2001 was $5,149,302 compared to net cash provided during the same period in FY2000 of $17,681,387. Financing activities during the year ended March 31, 2001 include the sale of 2,857,142 shares of Common Stock at a price of $1.75 per share, for total consideration of $5,000,000 in a private equity transaction. Financing activities during the year ended March 31, 2000 included the sale of 3,000,000 shares of common stock for proceeds of $12,500,00 and proceeds from the exercise of stock options and warrants of approximately $7,500,000.

        On September 30, 1999, the Company entered into a $2,500,000 line of credit agreement. The line of credit was available through July 15, 2000. This line of credit has been terminated and effectively replaced with the $1,500,000 line as noted below.

        On July 15, 2000, the Company entered into a line of credit agreement for $1,500,000. The line of credit was available through September 30, 2000. The line of credit expired on September 30, 2000 with no amounts having been drawn down on such line. The Company does not have any lines of credit available at March 31, 2001.

        The Company's current operating plan includes certain assumptions, the most important of which is the attainment of future revenues significantly in excess of those in FY 2001. To the extent that revenues in FY2002 fall below those of FY2001, the management of the Company will have to modify its operating plan and scale back its expenditures for personnel and other operating costs in order to preserve its cash. If necessary, management is committed to executing this contingency plan, which it believes will preserve approximately $800,000 of cash during FY2002. Based on achieving revenues equal to or greater than those of FY2001 and management's contingency plan, the Company believes that it will have sufficient cash to fund its operations for the next twelve months. In addition, the Company is presently evaluating the need to raise additional debt or equity financing to grow its business through expansion and/or through acquisitions. There can be no assurance that management will be successful in raising this additional financing on terms acceptable to the Company, if at all.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, The Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For the Company, this means the standard must be adopted no later than April 1, 2001. Management, based on its current operations, does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial position or cash flows.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No.101 Revenue Recognition in Financial Statements. SAB No.101 did not have an impact on the Company's revenues for any of the years presented in the financial statements.

ITEM 7     FINANCIAL STATEMENTS.
           ---------------------

         The financial statements required hereby are located on pages F-1 through F-21.

ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURES
           ---------------------

         On June 27, 2001, PricewaterhouseCoopers LLP ("PwC") indicated that upon completion of their audit of the financial statements for the year ended March 31, 2001, it would decline to stand for re-election as Ion Networks, Inc's independent accountant for the fiscal year ending March 31, 2002. PwC completed their audit on June 28, 2001. PwC's reports on the consolidated financial statements of the Company for fiscal years 2001 and 2000 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal years 2001 and 2000 and the subsequent interim period through June 28, 2001, there were no disagreements with PwC regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement in their report on the financial statements for such years. The Company requested that PwC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter, dated June 28, 2001 has been filed as Exhibit 16.1 to this annual report on Form 10-KSB.

                                    PART III

         The information called for by Part III (Items 9, 10, 11 and 12 of Form 10-KSB) is hereby incorporated by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Company's 2001 Annual Meeting of Stockholders.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

                (a)        Exhibits

             Exhibit
             No.         Description
             ---         -----------

            3.1* Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5, 1998.

            3.2* Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998.

            3.3** Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of state of the State of Delaware an October 12, 1999.

            3.4*        By-Laws of the Company.

            3.5***      Form of Specimen Common Stock Certificate of the
                        Company.

            4.1*        1998 Stock Option Plan of the Company.

            4.2*        1998 U.K. Sub-Plan of the Company, as amended.

            10.1*** Lease Agreement dated February 18, 1999 by and between the Company and Washington Plaza Associates, L.P., as landlord.

            10.2*** Business Park Gross Lease dated May 17, 1999 by and between the Company and Bedford Property Investors, Inc.

            10.3*** Supply Agreement dated October 20, 1998 by and between the Company and Lucent Technologies.

            10.4*** OEM Purchase Agreement dated April 13, 1999 by and between the Company and the Hewlett-Packard Company.

            10.5*** Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc.

            10.6*** Equipment Lease Agreements dated June 10, 1999 and May 5, 1999 by and between the Company and Siemens Credit Corporation.

            10.7*** Equipment Lease Agreement dated June 17, 1999 by and between the Company and Lucent Technologies.

            10.8**** (i) Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company.

            **** (ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray.

            10.9**** Line of Credit Agreement with United Nations Bank dated September 30, 1999.

            10.10*****  Asset Purchase Agreement dated as of February 25, 1999 by and among the Registrant, LeeMAH and the Parent.

            10.11*****  Assignment of Patents of LeeMAH dated February 25, 1999.

            10.12*****  Assignment of Trademarks of LeeMAH dated February 25,
                        1999.

            10.13****** (i) Separation and Forebearance Agreement made as of
                        October 5, 2000 between the Company and Stephen B. Gray.

                        (ii) Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company.

            10.14****** Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc.

            10.15(1) Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc.

            10.16(1) Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein.

            16.1(1) Letter dated June 28, 2000, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

            23.1(1)     Consent of PricewaterhouseCoopers LLP

         ------------------------------
         * Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.

         ** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 17, 2000.

         *** Incorporated by reference to the Company's Annual Report on form 10-KSB for the fiscal year ended March 31, 1999.

         **** Incorporated by reference to the Company's Annual Report on form 10-KSB filed on June 28, 2000.

         ***** Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

         ****** Incorporated by reference to the Company's quarterly report on Form 10-QSB filed on November 14, 2000.

            (1)         filed herewith

            (B)         REPORTS ON FORM 8-K
                        -------------------

On January 16, 2001, the Company filed a report on form 8-k reporting the issuance of two press releases; the first, relating to the Company's restructuring plan and the second, relating to the signing of a customer contract with SBC Communications, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: June 28, 2001

                                     ION NETWORKS, INC.

                                     By: /s/ Ronald C. Sacks
                                        ----------------------------------------
                                        Ronald C. Sacks, Chief Executive Officer
                                        and Interim Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 2001:

                                 Signature Title
                                 ---------------

         /s/ Ronald C. Sacks                                      Chief Executive Officer and Interim  Principal  Financial
         -------------------------------                          Officer
         Ronald C. Sacks

         /s/ Stephen M. Deixler                                   Chairman of the Board of Directors
         -------------------------------
         Stephen M. Deixler


         /s/ Baruch Halpern                                       Director
         -------------------------------
         Baruch Halpern


         /s/ Alexander C. Stark                                   Director
         -------------------------------
         Alexander C. Stark


         ----------------------------
         William Martin Ritchie                                   Director


         ----------------------------
         Alan Hardie                                              Director


         /s/ Frank Russo
         ----------------------------
         Frank  Russo                                             Director


ION NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED MARCH 31, 2001 AND 2000



ION NETWORKS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

-------------------------------------------------------------------------------------------------------------------
                                                                                                           Page(s)
Report of Independent Accountants                                                                            F-1

Financial Statements:

   Consolidated Balance Sheets as of March 31, 2001 and
     March 31, 2000                                                                                          F-2

   Consolidated Statements of Operations for the Years Ended
     March 31, 2001 and 2000                                                                                 F-3

   Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2001 and 2000                                                                                 F-4

   Consolidated Statements of Stockholders' Equity for the Years
     Ended March 31, 2001 and 2000                                                                           F-5

Notes to Consolidated Financial Statements                                                               F-6 - F-21

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ION Networks, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ION Networks, Inc. and Subsidiaries (the "Company") at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Florham Park, New Jersey
June 28, 2001

ION NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------
                                                                                       2001              2000
ASSETS
    Current assets
      Cash and cash equivalents                                                      $  5,230,833     $  10,381,612
      Accounts receivable, less allowance for doubtful accounts of
        $161,000 and $251,000, respectively                                             2,796,531         4,569,546
      Other receivables                                                                    13,497         1,560,697
      Inventory, net                                                                    1,139,448         1,924,671
      Prepaid expenses and other current assets                                           205,829           602,874
      Related party notes receivable                                                      897,250                 -
                                                                                 ----------------- ------------------

        Total current assets                                                           10,283,388        19,039,400

    Restricted cash                                                                       375,000                 -
    Property and equipment, net                                                         1,467,766         2,146,956
    Capitalized software, less accumulated amortization of $2,390,041 and
       $4,259,851, respectively                                                         1,241,495         4,185,911
    Goodwill and other acquisition - related intangibles, less accumulated
       amortization of $694,444 and $1,030,334, respectively                              305,556         1,938,716
    Other assets                                                                           22,683            79,258
                                                                                 ----------------- ------------------

        Total assets                                                                $  13,695,888     $  27,390,241
                                                                                 ================= ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
      Current portion of capital leases                                                 $  74,426         $  67,900
      Current portion of long-term debt                                                   107,026            96,000
      Accounts payable and accrued expenses                                             2,279,072         2,632,135
      Accrued payroll and related liabilities                                             416,093         2,139,524
      Deferred income                                                                     178,737           275,657
      Other current liabilities                                                           309,977           352,093
                                                                                 ----------------- ------------------

        Total current liabilities                                                       3,365,331         5,563,309
                                                                                 ----------------- ------------------

    Long-term portion of capital leases                                                   220,966           302,866
    Long-term debt, net of current portion                                                 18,732           128,129

    Commitments and contingencies (Notes 9 and 10)

    Stockholders' equity
      Preferred stock - par value $.001 per share; authorized 1,000,000 shares,                 -                 -
         none issued
      Common stock - par value $.001 per share; authorized 50,000,000 shares;
         issued 18,203,301 shares and outstanding 18,203,301 shares at March 31,
         2001, issued 15,224,911 shares and outstanding 15,162,880 shares
         at March 31, 2000                                                                 18,203            15,225
      Additional paid-in capital                                                       40,191,346        35,063,094
      Accumulated deficit                                                             (30,165,045)      (13,488,379)
      Accumulated other comprehensive income                                               46,355            13,196
                                                                                 ----------------- ------------------

                                                                                       10,090,859        21,603,136

    Less: Treasury stock,  62,031 shares, at cost at March 31, 2000                             -          (207,199)
                                                                                 ----------------- ------------------

        Total stockholders' equity                                                     10,090,859        21,395,937
                                                                                 ----------------- ------------------

           Total liabilities and stockholders' equity                                $ 13,695,888      $ 27,390,241
                                                                                 ----------------- ------------------

                    The accompanying notes are an integral part of these financial statements.


ION NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------

                                                                                    2001                2000

Net sales                                                                       $  11,676,547       $  22,668,833

Cost of sales                                                                       7,184,666           8,409,068
                                                                              -----------------   -----------------

  Gross margin                                                                      4,491,881          14,259,765

Research and development expenses                                                   3,297,897           4,288,396
Selling, general and administrative expenses                                       10,698,612          11,155,390
Depreciation and amortization expense                                               3,742,450           3,902,331
Restructuring, asset impairments and other charges                                  3,763,612                   -
                                                                              -----------------   -----------------

  Loss from operations                                                            (17,010,690)         (5,086,352)

Interest income                                                                       389,359             315,467
Interest expense                                                                      (47,767)           (224,363)
                                                                              -----------------   -----------------

  Loss before income taxes                                                        (16,669,098)         (4,995,248)

Income tax expense                                                                      7,568             264,490
                                                                              -----------------   -----------------

  Net loss                                                                      $ (16,676,666)       $ (5,259,738)
                                                                              =================   =================


PER SHARE DATA
  Basic                                                                                ($0.98)             ($0.44)
  Diluted                                                                              ($0.98)             ($0.44)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  Basic                                                                            17,064,620          12,063,709
                                                                              -----------------   -----------------
  Diluted                                                                          17,064,620          12,063,709
                                                                              -----------------   -----------------

                    The accompanying notes are an integral part of these financial statements.


ION Networks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2001 and 2000
----------------------------------------------------------------------------------------------------------------

                                                                                    2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $ (16,676,666)     $   (5,259,738)
  Adjustments to reconcile net loss to net cash used in operating activities
    Restructuring, asset impairments and other charges, non-cash                     3,421,378                   -
    Depreciation and amortization                                                    3,742,450           3,902,331
    Provision for doubtful accounts                                                          -             100,757
    Provision for inventory obsolescence                                             1,549,099             230,893
    Noncash stock-based compensation charge                                             15,382             252,000
    Deferred tax provision                                                                   -             234,034
    Changes in operating assets and liabilities
      Accounts receivable                                                            1,773,015          (1,577,436)
      Other receivables                                                              1,547,200          (1,560,697)
      Inventory                                                                       (763,876)            399,079
      Prepaid expenses and other current assets                                        397,045            (169,843)
      Other assets                                                                      56,575             (40,625)
      Accounts payable and accrued expenses                                           (353,063)         (1,258,017)
      Accrued payroll and related liabilities                                       (1,655,749)          1,326,258
      Deferred income                                                                  (96,920)              6,200
      Other current liabilities                                                        (42,116)         (1,556,979)
                                                                              -----------------   -----------------

        Net cash used in operating activities                                       (7,086,246)         (4,971,783)
                                                                              -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                               (415,174)         (1,350,327)
   Capitalized software expenditures                                                (1,526,411)         (1,500,073)
   Proceeds from the sales of software licenses                                              -             356,414
   Related party notes receivable, net of repayments                                  (897,250)                  -
   Restricted cash                                                                    (375,000)                  -
                                                                              -----------------   -----------------

        Net cash used in investing activities                                       (3,213,835)         (2,493,986)
                                                                              -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit                                                           -             253,711
   Proceeds from debt                                                                        -             450,000
   Repayments of the line of credit                                                          -          (2,250,000)
   Repayments of debt                                                                 (173,745)           (731,796)
   Issuances of common stock                                                         5,000,000          12,500,000
   Exercises of options and warrants                                                   323,047           7,459,472
                                                                              -----------------   -----------------

        Net cash provided by financing activities                                    5,149,302          17,681,387
                                                                              -----------------   -----------------

Net (decrease) increase in cash and cash equivalents                                (5,150,779)         10,215,618

Cash and cash equivalents - beginning of period                                     10,381,612             165,994
                                                                              -----------------   -----------------

Cash and cash equivalents - end of period                                       $    5,230,833       $  10,381,612
                                                                              -----------------   -----------------

SUPPLEMENTAL INFORMATION
   Cash paid during period for interest                                        $        47,767     $       224,363
                                                                              -----------------   -----------------

                    The accompanying notes are an integral part of these financial statements.



ION NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                              Additional                     Other                       Total
                                                    Common     Paid-In    Accumulated    Comprehensive   Treasury     Stockholders'
                                     Shares          Stock     Capital      Deficit         Income         Stock         Equity

Balance, March 31, 1999               8,399,964     $ 8,400  $14,858,447  $(8,228,641)   $    (29,969)   $(207,199)   $ 6,401,038

COMPREHENSIVE INCOME
   Net loss                                                                (5,259,738)                                 (5,259,738)
   Translation adjustments                                                                     43,165                      43,165
                                                                                                                      -------------

   Total comprehensive income                                                                                          (5,216,573)

Issuances of common stock             3,000,000       3,000   12,497,000                                               12,500,000

Exercise of options and warrants      3,824,947       3,825    7,455,647                                                7,459,472

Noncash stock-based compensation                                 252,000                                                  252,000

                                  -------------- ----------- ------------ -------------  --------------  ----------   -------------
Balance, March 31, 2000              15,224,911      15,225   35,063,094  (13,488,379)         13,196     (207,199)    21,395,937

Comprehensive income
   Net loss                                                               (16,676,666)                                (16,676,666)
   Translation adjustments                                                                     33,159                      33,159
                                                                                                                      -------------

   Total comprehensive income                                                                                         (16,643,507)

Issuances of common stock             2,857,142       2,857    4,789,944                                   207,199      5,000,000

Exercise of options and warrants        121,248         121      322,926                                                  323,047

Noncash stock-based compensation                                  15,382                                                   15,382
                                  -------------- ----------- ------------ -------------  --------------  ----------   -------------

Balance, March 31, 2001              18,203,301    $ 18,203   40,191,346 $(30,165,045)   $     46,355    $       -    $10,090,859
                                  -------------- ----------- ------------ -------------  --------------  ----------   -------------

                             The accompanying notes are an integral part of these financial statements.

                                                                F-5

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       ORGANIZATION AND BASIS OF PRESENTATION

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

         The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company") and have been prepared on the accrual basis of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

         The Company's current operating plan includes certain assumptions the most significant of which relates to the attainment of significant increases in future revenues in excess of recorded fiscal 2001 revenues. To the extent that revenue in fiscal 2002 falls below fiscal 2001 revenue, the management of the Company will have to modify its current operating plan to scale back its expenditures for personnel and other operating costs in order to preserve operating cash. If necessary, management is committed to execute this contingency plan which it believes will preserve approximately $800,000 of cash during fiscal 2002 for the Company. Based on achievable revenue targets and management's contingency plan, the Company believes that it will have sufficient cash to fund its operations for the next twelve months. In addition, the Company is presently evaluating the need to raise additional debt or equity financing to grow its business either through expansion or acquisitions, or combinations of both. There can be no assurance that management will be successful in raising this additional financing on terms acceptable to the Company, if at all.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

         INVENTORY
         Inventory is stated at the lower of cost (average cost) or market, and consists of hardware and software components designed to interface with network communications environments. The markets for the Company's products are characterized by rapidly changing technology and the consequential obsolescence of relatively new products. The Company has recorded estimated allowances against inventories related to technological obsolescence.

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         The Company capitalized $1,526,411 and $1,500,073 of software development costs for fiscal 2001 and 2000, respectively. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (generally three years). It is reasonably possible that those current estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both, may be reduced significantly in the near term (due to competitive pressures). As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. The Company wrote-off $2,332,120 of software development costs during fiscal 2001 (see Note 3). Amortization expense totaled $2,138,707 and $2,308,136 for fiscal 2001 and 2000, respectively.

         GOODWILL AND OTHER ACQUISITION RELATED INTANGIBLES
         Goodwill is the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company amortizes goodwill on a straight-line basis over the periods benefited, ranging from three to ten years. Other acquisition-related intangibles includes customer lists. The Company amortizes other acquisition-related intangibles over periods not to exceed three years.

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

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 did not have an impact on the Company's revenues for any of the years presented.

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         WARRANTY COSTS
         Estimated warranty costs associated with the sale of hardware and software are accrued at the time of sale. The warranty accrual included in other current liabilities as of March 31, 2001 and 2000 approximated $91,200 and $80,000, respectively.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, capitalized software including estimates of future gross revenues, and the related amortization lives, deferred tax asset valuation allowance and depreciation and amortization lives.

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

         PER SHARE DATA
         Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The weighted average number of common shares outstanding during fiscal 2001 and 2000 were used to compute basic earnings per share. Diluted earnings per share is initially computed using the weighted average number of common shares outstanding plus the dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Potential common shares of 1,429,301 and 3,422,687 were excluded from the computation of diluted earnings per share for fiscal 2001 and 2000, respectively, because their inclusion would have had an antidilutive effect on earnings per share.

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

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

3.       RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

         During the year ended March 31, 2001, the Company recorded $3,763,612 of restructuring, asset impairments and other charges.

         As a result of the Company's operating performance during the first six months of fiscal 2001 as compared to the prior year, the Company's new management evaluated the Company's business and product strategy and, in the Company's fiscal third quarter, implemented a business restructuring plan which is intended to increase the Company's operating cash flows and focus its product offerings on those believed to have the greatest potential to generate further, near-term market penetration and positive operating contribution. As of March 31, 2001, all restructuring activities had been completed.

         Included in the exit costs were approximately $353,000 of cash severance and termination benefits associated with the separation of approximately 38 employees. All of these affected employees have left the Company as of March 31, 2001. Termination benefits of approximately $342,000 were paid during the third and fourth quarters of fiscal 2001.

         In addition, the Company has made strategic decisions to abandon certain products and technologies, including those which were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. and centralized the research and development functions at the New Jersey headquarters. As a result of the above decisions, the Company recorded an impairment charge of approximately $2,332,000 primarily relating to the abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 has been recorded on the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999, to fully write-off the remaining unamortized balance which was being amortized over a three-year period. Additionally, the Company recorded an impairment charge in the amount of approximately $209,000 on fixed assets previously used in the manufacturing process at SolCom Systems, Ltd.

4.       INVENTORY

         Inventory, net of reserve for obsolescence of $1,571,388 and $283,000 at March 31, 2001 and 2000, respectively, consists of the following:

                                                 2001              2000

           Raw materials                       $ 690,566         $ 782,813
           Work-in-process                        18,440           259,180
           Finished goods                        430,442           882,678
                                          ---------------   ---------------
                                              $1,139,448        $1,924,671
                                          ---------------   ---------------

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         During fiscal 2001, the Company increased its reserves for certain raw materials and finished goods to reflect the slow moving status of certain product lines.

5.       PROPERTY AND EQUIPMENT

         At March 31, 2001 and 2000, property and equipment consists of the following:

                                                 2001              2000

           Computer and other equipment       $  2,655,786      $  2,476,635
           Furniture and fixtures                  747,203           998,929
           Leasehold improvements                  160,341           237,758
                                             --------------   ---------------

                                                 3,563,330         3,713,322

           Less:  Accumulated depreciation       2,095,564         1,566,366
                                             --------------   ---------------

             Property and equipment, net      $  1,467,766      $  2,146,956
                                             --------------   ---------------

         Depreciation expense for property and equipment for the years ended March 31, 2001 and 2000 amounted to $897,263 and $627,671, respectively. During the years ended March 31, 2001 and 2000, the Company retired fully depreciated assets amounting to $490,488 and $52,652, respectively.

6.       BANK BORROWINGS

         On September 30, 1999, the Company entered into a $2,500,000 line of credit agreement. The line of credit was available through July 15, 2000. At March 31, 2000, there were no borrowings under the facility. Advances were payable at maturity and bore variable interest at a prime rate, as defined in the line of credit agreement. This line of credit was terminated and effectively replaced with the $1,500,000 line as noted below. The line was collateralized by all business assets of the Company.

         On July 15, 2000, the Company entered into a line of credit agreement for $1,500,000. The line of credit was available through September 30, 2000. The line of credit expired on September 30, 2000 with no amounts having been drawn down on such line.

         Due to the expiration of the Company's $1.5 million line of credit on September 30, 2000, the Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey corporate headquarters facility. Accordingly, $375,000 has been reflected as restricted cash as a noncurrent asset at March 31, 2001.

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         On May 5, 1999, the Company entered into a $300,000 term loan agreement. The term loan is due May 2002 and bears interest at a fixed rate of 8.50%. The term loan is collateralized by certain property and equipment of the Company. At March 31, 2001 and 2000, $125,758 and $224,129, respectively, is outstanding under the term loan.

         The agreements described above contain various restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, dispose of assets, pay dividends, purchase or retire any of the Company's outstanding shares or alter or amend the Company's capital structure. The Company was in compliance with all covenants at March 31, 2001.

         At March 31, 2001, contractual maturities of the outstanding term loan is as follows:

         2002                        $ 107,026
         2003                           18,732
                                ---------------

                                     $ 125,758
                                ---------------

7.       INCOME TAXES

         As of March 31, 2001, the Company has available federal, state and foreign net operating loss carryforwards of approximately $19,213,968, $18,302,460, and $1,668,944, respectively, to offset future taxable income. The federal net operating loss carryforwards expire during the years 2011 through 2021. In addition, the Company has investment credit and research and development credit carryforwards aggregating approximately $254,523, which may provide future tax benefits, expiring from 2008 through 2020.

         The components of the income tax provision for the years ended March 31, 2001 and 2000 are as follows:

                                            2001            2000

           Current
             Federal                          $     -         $     -
             State                                  -               -
             Foreign                            7,568          30,456
                                       ---------------  --------------

                                                7,568          30,456
                                       ---------------  --------------

           Deferred
             Federal                                -         198,929
             State                                  -          35,105
                                       ---------------  --------------

                                                    -         234,034
                                       ---------------  --------------
                                             $  7,568       $ 264,490
                                       ---------------  --------------

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The reasons for the difference between the Company's effective tax rate and the United States federal statutory rate are as follows:

                                                               March 31,
                                                          2001          2000
           Effective tax rate reconciliation
             Statutory federal tax rate                     (34)%        (34)%
             State taxes, net of federal benefit             (6)          (6)
             Foreign rate differential                        -            1
             Permanent difference (goodwill)                  7           13
             Effect of recording valuation allowance
               on net operating loss carryforwards           32           28
             Other                                            1            3
                                                        ----------    ----------
                                                               -%          5%
                                                        ----------    ----------

         The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at March 31, 2001 and 2000 are as follows:

                                                                    2001              2000
           Current deferred tax assets
             Inventory                                          $     879,367     $    222,246
             Accrued expenses                                         265,609          216,028
             Allowance for doubtful accounts                           64,580          100,303
                                                                --------------   ---------------

               Total current deferred tax assets                    1,209,556          538,577

           Valuation allowance                                     (1,209,556)        (538,577)
                                                                --------------   ---------------

               Net current deferred tax assets                              -                -
                                                                --------------   ---------------

           Noncurrent deferred tax assets
             Depreciation and amortization                            251,839          124,852
             Net operating loss carryforwards                       8,257,819        3,817,178
             Research and development credit                          254,523          254,523
             Alternative minimum tax credit                            20,125           20,125
                                                                --------------   ---------------

               Total noncurrent deferred tax assets                 8,784,306        4,216,678

           Valuation allowance                                     (8,253,458)      (3,460,300)
                                                                --------------   ---------------

               Net noncurrent deferred tax assets                     530,848          756,378
                                                                --------------   ---------------
           Noncurrent deferred tax liabilities
             Capitalized software                                    (530,848)        (756,378)
                                                                --------------   ---------------

               Total noncurrent deferred tax liabilities          $  (530,848)    $   (756,378)
                                                                --------------   ---------------

               Net noncurrent deferred tax (liabilities) assets   $         -      $         -
                                                                --------------   ---------------
                                      F-12

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The Company has recorded a full valuation allowance against the defferred tax assets, including the federal, state and foreign net operating loss carryforwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

8.       STOCKHOLDERS' EQUITY

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

         In June 1999, the Company sold 1,000,000 shares of common stock to a private equity fund at $3.00 per share and received net proceeds of $3,000,000. In connection with this sale, warrants to purchase 250,000 shares of common stock with an exercise price of $4.50 and warrants to purchase 250,000 shares of common stock with an exercise price of $6.00 were issued. During the year ended March 31, 2000, warrants to purchase 500,000 shares were exercised for an aggregate consideration of $2,625,000. There were no warrants outstanding at March 31, 2001.

         In April 1996, the Company sold 860,000 shares of common stock to unrelated investors, at $1.25 per share and received net proceeds of approximately $1,023,559. In conjunction with this sale, warrants to purchase 860,000 shares of common stock with an exercise price of $1.50 and warrants to purchase additional 860,000 shares of common stock with an exercise price of $2.00 were issued. During the year ended March 31, 1999, warrants to purchase 376,000 shares were exercised for an aggregate consideration of $604,000. In April 1999, the Company offered a discount on the warrants. These warrants, initially issued at $1.50 and $2.00, were reduced in price to $1.25 and $1.50, respectively. The discount carried an expiration date of June 30, 1999. During the discount period, investors exercised 1,143,251 warrants and the Company received net proceeds of $1,618,544. At March 31, 2000, 80,000 warrants were outstanding. These warrants expired unexercised in April 2000.

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

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         There are no warrants outstanding as of March 31, 2000.

         STOCK OPTION PLANS
         During the years ended March 31, 2001 and 2000, respectively, options to purchase 45,948 and 1,433,273 shares of common stock under the Company's stock option plans were exercised, for an aggregate consideration of $99,483 and $2,399,869, respectively.

         In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan shall be 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the year ended March 31, 2001, the Company granted options to purchase 1,724,500 shares. At March 31, 2001, 1,433,625 options were outstanding under the 2000 Plan, of which 239,992 options were exercisable.

         The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the "1998 Plan") is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan shall be 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the years ended March 31, 2001 and 2000, the Company granted options to purchase 1,596,078 and 2,328,791 shares, respectively. At March 31, 2001, 1,832,795 options were outstanding under the 1998 Plan, of which 818,041 options were exercisable.

         In connection with the Company's acquisition of SolCom, the Company granted 300,000 performance-based options to certain holders of SolCom options. At March 31, 2000, all 300,000 options were forfeited due to the termination of employment of the option holders.

         In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the years ended March 31, 2001 and 2000, there were no option grants provided under the 1994 Plan. At March 31, 2001, 639,347 options were outstanding under the 1994 Plan, of which 597,237 options were exercisable.

         Of the options granted in fiscal 2001 and 2000, 578,528 and 455,645, respectively, were granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the current fiscal year if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and 2000 and, as such, all options granted under the TARSAP in 2001 and 2000 will vest seven years from the original date of grant.

         OTHER OPTIONS

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         In connection with a consulting agreement with Venture Consulting Group, Inc. ("VCGI") (see Note 9), consultants were issued options to purchase 240,000 shares of common stock. Such options vested 25% during December 2000 with the remaining vesting ratably monthly from January through September 2001. The Company will record compensation expense based upon the fair value of the options during each reporting period beginning in October 2000 in connection with the one-year vesting period. The Company has recorded compensation expense of $22,326 for the year ended March 31, 2001.

         During September 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's common stock, of which 420,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. Options expire ten years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant. During the year ended March 31, 2000, 90,000 options to purchase shares were exercised under this grant for an aggregate consideration of $104,400. There were no stock option exercises during fiscal 2001. At March 31, 2001, 400,000 options were outstanding and exercisable.

         ACCOUNTING FOR STOCK-BASED COMPENSATION
         The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its options. During the years ended March 31, 2001 and 2000, the Company recorded compensation (benefit) expense of ($6,944) and $201,600, respectively, related to options given to employees. The Company recorded a compensation benefit in fiscal 2001 due to employee forfeitures of unvested stock options as certain employees left the Company during the current fiscal year.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 2001 and 2000, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have increased by $1,277,425 and $.07 and $1,239,998 and $.10, respectively, for the years ended March 31, 2001 and 2000.

         The pro forma effect on net loss for fiscal 2001 and 2000 may not be representative of the pro forma effect on net loss of future years because the SFAS 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to April 1, 1995.

         The weighted-average fair values at date of grant for options granted during fiscal 2001 and 2000 were $3.02 and $4.08, respectively. The fair value of each option grant for the Company's common stock is estimated on the date of the grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in fiscal 2001 and 2000:

                                                       2001           2000

           Expected volatility                             110%            84%
           Risk-free interest rate                        5.88%          5.32%
           Expected option lives                     3.53 years     4.00 years

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Details of options granted are as follows:

                                                                                    WEIGHTED
                                                                                     AVERAGE            OPTION
                                                                                    EXERCISE           PRICE PER
                                                                     SHARES         PRICE ($)          SHARE ($)
           Options outstanding at March 31, 1999                     2,692,838             1.52         0.48 to 3.54

             Granted                                                 2,272,291             6.30        2.28 to 37.66
             Canceled                                                 (756,582)            3.03        1.75 to 30.81
             Exercised                                              (1,433,273)            1.67         0.48 to 5.05
                                                                ----------------- --------------   ------------------

           Options outstanding at March 31, 2000                     2,775,274             5.08        0.48 to 37.66
                                                                ----------------- --------------   ------------------

             Granted                                                 3,320,578             3.84        1.03 to 29.25
             Canceled                                               (1,734,137)            5.80        0.48 to 37.66
             Exercised                                                 (45,948)            2.17         1.38 to 2.97
                                                                ----------------- --------------   ------------------

           Options outstanding at March 31, 2001                     4,315,767           $ 3.88      $1.03 to $36.44
                                                                ----------------- --------------   ------------------

           Options exercisable at March 31, 2001                     2,065,270           $ 2.94      $1.03 to $36.44
                                                                ----------------- --------------   ------------------

                                                      WEIGHTED
                                                       AVERAGE
                                                      REMAINING     WEIGHTED                            WEIGHTED
              RANGE OF                                YEARS OF      AVERAGE                             AVERAGE
            EXERCISABLE              NUMBER          CONTRACTUAL    EXERCISE          NUMBER            EXERCISE
               PRICES              OUTSTANDING          LIFE         PRICE          EXERCISABLE          PRICE
              $1.03-1.52           2,089,433              8.3        $1.16             774,115            $1.17
              $1.59-2.39           1,273,167              4.1        $1.97           1,007,880            $1.95
              $2.41-3.16             126,192              5.0        $2.90              47,382            $2.85
              $3.69-4.08              39,634              5.0        $3.84              20,000            $3.86
              $5.84-8.44             207,196              4.2        $6.74             114,148            $7.16
             $9.13-13.69             335,827              7.9       $12.81              14,999            $9.42
            $13.81-15.69               4,878              2.9       $14.38               1,666           $15.25
            $20.94-30.81             222,018              4.0       $22.15              74,581           $22.03
            $33.44-36.44              17,422              4.2       $34.70              10,499           $34.07
                                 ------------     -------------  -------------     ----------------  -----------
             $1.03-36.44           4,315,767              6.5        $3.88           2,065,270            $2.94
                                 ------------     -------------  -------------     ----------------  -----------

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       COMMITMENTS

         OPERATING LEASES
         During March 1999, the Company entered into an operating lease to consolidate their office and manufacturing facilities, which had a commencement date of July 31, 1999. This lease expires in June 2009.
         The Company also leases office space for its European operation in Antwerp, Belgium and Livingston, Scotland. In addition, the Company's
         California division currently leases office facilities.

         CAPITAL LEASES
         The Company leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term.

         Future minimum payments, by year and in the aggregate, under non-cancellable operating and capital leases as of March 31, 2001 are as follows:

                                                                CAPITAL         OPERATING
                                                                 LEASES          LEASES

           Year ending March 31
             2002                                             $     97,961        $ 760,816
             2003                                                   97,961          802,210
             2004                                                   97,961          793,074
             2005                                                   51,930          679,478
             2006                                                        -          714,470
             Thereafter                                                  -        2,589,878
                                                              --------------  --------------
               Total minimum lease payments                    $   345,813       $6,339,926
                                                                              --------------
             Less amount representing interest                      50,421
                                                              --------------

               Present value of net minimum lease payments     $   295,392
                                                              --------------

         Computer and other equipment at March 31, 2001 and 2000 includes $390,638 under capital leases.

         Rent expense under operating leases for the years ended March 31, 2001 and 2000 approximated $759,989 and $577,315, respectively.

         CONSULTING CONTRACTS
         On October 5, 2000, the Company entered into a consulting agreement with VCGI whereby VCGI is to provide the services of Ronald C. Sacks as Chief Executive Officer of the Company, and the services of three additional consultants functioning in various capacities for the Company. The fees for the consultants' services are $500,000 over a one-year period. In addition, the individual consultants from VCGI, including Ronald C. Sacks, were issued options to purchase 240,000 shares of common stock (see Note 8).

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


11.      EMPLOYEE BENEFIT PLANS

         Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 30% of an employee's contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended March 31, 2001 and 2000 was $60,671 and $49,732, respectively.


12.      SALES

         The Company, which operates in a single industry segment, designs, develops and markets a broad range of security, network management and remote maintenance products for voice and data communications networks. The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's local and foreign export sales for the years ended March 31, 2001 and 2000 are as follows:

                                              2001               2000

           United States                 $    9,937,107       $  19,228,324
           Europe                             1,686,932           3,336,517
           Pacific Rim                            7,196              11,950
           Other                                 45,312              92,042
                                        -----------------  -----------------

                                          $  11,676,547       $  22,668,833
                                        -----------------  -----------------

         The Company sold a substantial portion of its products to four customers. Sales to these customers amounted to $4,871,198 (42% of net sales) and $8,606,173 (38% of net sales) in 2001 and 2000, respectively. At March 31, 2001 and 2000, amounts due from these customers included in accounts receivable, were $1,799,041 and $2,104,050, respectively. The loss of any of these four customers or a significant decline in sales volumes from any of these four customers could have a material adverse effect on the Company's financial position and results of operations. Additionally, during the year ended March 31, 2000, the Company licensed the rights to certain customized modules of its software

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         via a perpetual license agreement with one customer and recorded approximately $3.2 million in revenue which had a positive effect on the Company's reported revenues and gross margin.

13.      CONCENTRATION OF CREDIT RISK

         The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2001 and periodically throughout fiscal 2001, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

         The Company sells the majority of its products to customers within the telecommunications industry. The Company's two largest telecommunications customers and one other customer accounted for approximately 64% of net accounts receivable at March 31, 2001. The Company provides for allowances for doubtful accounts which are intended to cover potential credit risk losses.

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

14.      OTHER RECEIVABLES

         Other receivables at March 31, 2000 consists of amounts due from foreign employees related to withholding taxes. Included within accrued payroll and related liabilities at March 31, 2000 is an offsetting liability due from the Company to the United Kingdom tax authorities. The receivables were substantially collected during fiscal 2001 and have been remitted to the appropriate United Kingdom tax authorities.

15.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           2001            2000
           Other Non-Cash Investing and Financing Activities
             Options issued to consultants as non-cash compensation   $     22,326        $ 50,400
             Assets acquired by assuming capital lease obligations               -         370,766
             Compensation (benefit) charge from employee options            (6,944)        201,600

                                      F-19

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.      RELATED PARTY TRANSACTIONS

         During April 2000, the Company issued a loan to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. The loan accrues interest at a rate of LIBOR plus 1%. This loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO.

         The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. The loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. Pursuant to this agreement, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the year ended March 31, 2001, $50,000 was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. At March 31, 2001, the amount owed to the Company from the Former CEO approximated $897,250, and is classified as a related party notes receivable on the Company's consolidated balance sheet. The Former CEO has not paid the amounts due as specified in the agreement. The Company has been advised that the Former CEO has sold the residence and based on an anticipated closing date in late July, 2001, $750,000 of the amounts due from the Former CEO are expected to be repaid from the proceeds of the sale of the residence.

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

         The Company issued advances to two officers of the Company in the amount of $50,000 each on August 31, 1998. These advances accrued interest at the prime rate plus 1%. These advances were due and payable in full upon the officers cessation of employment with the Company or August 31, 2000, whichever is earlier. The advances were repaid in full prior to August 31, 2000.

17.      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133", is effective for fiscal years beginning after

ION NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         June 15, 2000, though earlier adoption is encouraged and retroactive application is prohibited. For the Company this means the standard must be adopted no later than April 1, 2001. Management, based on its current operations, does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial position or cash flows.

                                  EXHIBIT INDEX
                                  -------------

             No.         Description
             ---         -----------

            3.1* Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5, 1998.

            3.2* Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998.

            3.3** Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of state of the State of Delaware an October 12, 1999.

            3.4*        By-Laws of the Company.

            3.5***      Form of Specimen Common Stock Certificate of the
                        Company.

            4.1*        1998 Stock Option Plan of the Company.

            4.2*        1998 U.K. Sub-Plan of the Company, as amended.

            10.1*** Lease Agreement dated February 18, 1999 by and between the Company and Washington Plaza Associates, L.P., as landlord.

            10.2*** Business Park Gross Lease dated May 17, 1999 by and between the Company and Bedford Property Investors, Inc.

            10.3*** Supply Agreement dated October 20, 1998 by and between the Company and Lucent Technologies.

            10.4*** OEM Purchase Agreement dated April 13, 1999 by and between the Company and the Hewlett-Packard Company.

            10.5*** Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc.

            10.6*** Equipment Lease Agreements dated June 10, 1999 and May 5, 1999 by and between the Company and Siemens Credit Corporation.

            10.7*** Equipment Lease Agreement dated June 17, 1999 by and between the Company and Lucent Technologies.

            10.8**** (i) Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company.

            **** (ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray.

            10.9**** Line of Credit Agreement with United Nations Bank dated September 30, 1999.

            10.10*****  Asset Purchase Agreement dated as of February 25, 1999 by and among the Registrant, LeeMAH and the Parent.

            10.11*****  Assignment of Patents of LeeMAH dated February 25, 1999.

            10.12*****  Assignment of Trademarks of LeeMAH dated February 25,
                        1999.

            10.13****** (i) Separation and Forebearance Agreement made as of
                        October 5, 2000 between the Company and Stephen B. Gray.

                        (ii) Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company.

            10.14****** Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc.

            10.15(1) Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc.

            10.16(1) Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein.

            16.1(1) Letter dated June 28, 2000, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

            23.1(1)     Consent of PricewaterhouseCoopers LLP

         ------------------------------
         * Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.

         ** Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 17, 2000.

         *** Incorporated by reference to the Company's Annual Report on form 10-KSB for the fiscal year ended March 31, 1999.

         **** Incorporated by reference to the Company's Annual Report on form 10-KSB filed on June 28, 2000.

         ***** Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

         ****** Incorporated by reference to the Company's quarterly report on Form 10-QSB filed on November 14, 2000.

            (1)         filed herewith