Form 10KSB/A
period 2001-03-31
ION NETWORKS INC
filed 2001-07-27
CIK 754813

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

                         Commission File No.: 0-13117

                              ION NETWORKS, INC.
                (Name of Small Business Issuer in Its Charter)

                        Delaware                      22-2413505
               ---------------------------      ------------------------
                    (State or Other                  (IRS Employer
                    Jurisdiction of             Identification Number)
                    Incorporation or
                     Organization)

                 1551 S. Washington Ave.,                  08854
                     Piscataway, NJ             ------------------------
                  (Address of Principal                (Zip Code)
                   Executive Offices)

Issuer's telephone number, including area code:  (732) 529-0100

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

There were 18,203,302 shares of Common Stock outstanding as of June 25, 2001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

      This amendment to Form 10-KSB for the period ended March 31, 2001 is filed to include Items 9-12 contained in Part III of Form 10-KSB that were previously incorporated by reference to the Company's definitive Proxy Statement in connection with the Company's 2001 Annual Meeting of Stockholders.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

                                   Position Held with the        Director
           Name             Age            Company               Since
           ----             ---    ----------------------        --------

Stephen M. Deixler          66     Chairman of the Board of      1985
(1)(2)(3)(4)                       Directors

Alexander C. Stark, Jr.     68     Director                      1997
(1)(2)(3)(4)

Alan Hardie (3)             61     Director                      1999

William Martin Ritchie(4)   52     Director                      1999

Baruch Halpern              50     Director                      1999

Frank S. Russo(4)           58     Director                      2000

Ronald C. Sacks             43     Chief Executive Officer        N/A
                                   and Interim Principal
                                   Financial Officer

Jane Kaufman                53     President, Chief Operating     N/A
                                   Officer and Secretary

---------------
(1)  Member of Compensation/Stock Option Committee
(2)  Member of Nominating Committee
(3)  Member of Audit Committee
(4)  Member of Strategic Steering Committee


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

     ALAN HARDIE has served as a director of the Company since April 1, 1999. From 1994 until June, 2001, when he retired, Mr. Hardie served as Chief of Customer Service for AT&T and BT Global Venture-Concert.*

     WILLIAM MARTIN RITCHIE has served as a director of the Company since April 1, 1999. Mr. Ritchie currently acts as a consultant in his own consulting entity, MR Ventures, where he provides various start-up companies with management assistance and early stage investment. Mr. Ritchie was a founder of Spider Systems, a Scottish electronics company, where he served in several capacities, including as Managing Director, from 1984 to 1995. Mr. Ritchie currently serves on the board of directors of various companies in Scotland.*

     BARUCH HALPERN has served as a director of the Company since October 1999. From January 1995 to 1999, Mr. Halpern was an institutional research analyst with Goldsmith & Harris Incorporated, where he advised institutions about investment opportunities. He was also an advisor in connection with a leveraged buy-out of a public company and several private placements. In 1999, Mr. Halpern formed Halpern Capital Advisors which was a division of Goldsmith & Harris Incorporated. In 2000, Halpern Capital Advisors became a division of Magna Securities Corp. In 2000, Halpern Capital Advisors was involved in numerous financings, having raised over $120 million in capital for several public entities. Mr. Halpern is a Chartered Financial Analyst.

     FRANK RUSSO has served as a director of the Company since November 2000. Mr. Russo was with AT&T Corporation for nearly 20 years, most recently (since
1995) as Vice President - Corporate Strategy and Business Development. While at AT&T Solutions, Mr. Russo helped architect and launch AT&T's entry into the global network outsourcing and professional services business. He also served as General Manager - Network Management Services, General Manager - Satellite Transponder and VSAT Services, and General Manager - AT&T Consumer Direct Products and Services. Mr. Russo retired from AT&T in 2000. Prior to joining AT&T, Mr. Russo was employed by IBM Corporation, in engineering and sales positions. Mr. Russo served as a director of Oak Industries, Inc., a manufacturer of highly engineered components, in 1999 and 2000. He holds a BS from the State University of New York at Oswego.

Non-Director Executive Officers

     Set forth below is certain information with respect to each executive officer of the Company who is not also a director of the Company:

     RONALD C. SACKS has been Chief Executive Officer and Interim Principal Financial Officer of the Company since October 9, 2000. Mr. Sacks' services are being provided pursuant to a consulting agreement between the Company and Venture Consulting Group, Inc. It is anticipated that Mr. Sacks will not continue to provide services as an Officer of the Company after the expiration of the consulting agreement on September 18, 2001. Prior to joining the Company, Mr. Sacks was and continues to be the President of

---------------
* Each of Messrs. Hardie and Ritchie was elected to serve as a director in connection with an agreement among the Company and the shareholders of SolCom Systems Limited ("SolCom") in March 1999 to nominate two nominees to the Board of Directors upon the closing of the acquisition of SolCom by the Company.

Venture Consulting Group, Inc. a consulting firm he founded in 1994 to serve corporate ventures and new business start-ups. Mr. Sacks spent 1982 - 1996 at AT&T Corporation where he played a leading role in the start-up of AT&T's Network Management Services Division in 1989, and guided it through its initial five years. He also directed national sales and engineering teams that addressed the wide-range of network service and product needs of global enterprises. Mr.Sacks began his career in marketing at TCI. He holds an MBA degree from the Stern School of Management at New York University and a BS from State University of New York at Plattsburgh.

     JANE KAUFMAN has been the President and Chief Operating Officer of the Company since May, 2001, and has been the Secretary of the Company since October, 2000. From January, 2000 and until her appointment as President and COO, Ms. Kaufman was the Executive Vice President-Marketing and Business Development of the Company. From 1996, and prior to joining the Company, she worked as a consultant with small technology companies to develop new business opportunities and restructure operations. From 1995 to 1996, Ms. Kaufman served as President and COO of Wave Systems Corp., an e-commerce company. From 1990 to 1994 she was President of NYNEX Venture Company, an incubator of high-tech start-up companies. Ms. Kaufman has a doctoral degree in experimental psychology and an MSOR, both from New York University. She has a BA from Bennington College.

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


Executive Officers

     The executive officers of the Company are Ronald C. Sacks, Chief Executive Officer and Jane Kaufman, President, Chief Operating Officer and Secretary. Mr. Sacks also serves as the Interim Principal Financial Officer of the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

     The following persons have failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows: Mr. Alan Hardie failed to timely file an Annual Statement of Changes in Beneficial Ownership of Securities on Form 5. Mr. Frank Russo failed to timely file a Statement of Initial Beneficial Ownership of Securities on Form
3. All such filings have been made. During the fiscal year ended March 31, 2001, the Company is not aware of other late filings, or failure to file, any other reports required by Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

     The following table summarizes the compensation paid or accrued by the Company during the past three fiscal years, including the fiscal year ended March 31, 2001, to the Company's Chief Executive Officer, the Company's former Chief Executive Officer, to the Company's one other most highly compensated officer who earned salary and bonus compensation of at least $100,000 during the fiscal year ended March 31, 2001, and to two other employees who earned salary and bonus compensation of at least $100,000 during the fiscal year ended March 31, 2001 (these executive officers and employees being hereinafter referred to as the "Named Executive Officers").


                                                    SUMMARY COMPENSATION TABLE

          Annual Compensation                                             Long-term Compensation
-----------------------------------------            -----------------------------------------------------------------
                                                              Awards                                              Payouts
                                                     --------------------------                         -------------------------

                                                      Other              Restricted      Securities                   All Other
Principal                                             Annual             Stock           Underlying     LTIP          Compensation
Position                Year   Salary($)  Bonus($)    Compensation($)    Award(s)($)     Options (#)    Payouts($)     ($)(1)
--------                ----   ---------  --------    ---------------    ------------    ------------   -----------   -------------
Ronald C. Sacks(2)      2001      --         --          --                                  119,400        --               --
Chief-Executive
Officer and Interim
Principal Financial
Officer

Stephen B. Gray(3)      2001    137,500      --        26,442                                   --          --            2,515
Former President,       2000    261,076    54,616      36,000                  --            132,966        --            3,115
Chief Executive         1999    265,750      --            --                  --             60,000        --              519
Officer, Chief
Operating Officer

Jane Kaufman(4)         2001    159,000      --            --                  --            172,430        --             3,187
President and Chief     2000     36,115      --        10,000                  --            153,376        --               232
Operating Officer

Thomas Enright(5)       2001    151,129      --            --                  --             73,374        --            2,875
Sales                   2000    116,988      --            --                  --              7,537        --              134
                        1999     13,492      --            --                  --                 --        --               --

Gregory Pasco(6)        2001    196,207      --            --                  --             46,600        --            3,532
Sales

---------------

(1)  Represents contribution of the Company under the Company's 401(k) Plan.

(2) The services of Mr. Sacks are being provided through a consulting agreement between the Company and Venture Consulting Group, Inc. ("VCGI") (see Employment Contracts, Termination of Employment and Change of Control Arrangements section below for a detailed description of the consulting contract with VCGI). The Company has agreed to pay VCGI a consulting fee of $500,000, $400,000 of which is being paid in consideration of Mr. Sacks's services, payable over a period of 12 months. During the fiscal year ended March 31, 2001, $252,000 was paid to VCGI in consulting fees.

(3) Mr. Gray resigned as a director and officer of the Company effective as of September 29, 2000.

(4)  Ms. Kaufman joined the Company in January 2000.

(5)  Mr. Enright resigned his position with the Company in January 2001.

(6)  Mr. Pasco joined the Company in May 2000.

               OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2001

     The following table sets forth certain information concerning stock option grants during the fiscal year ended March 31, 2001 to the Named Executive Officers:

                                         Individual Grants
                    ----------------------------------------------------------
                                   Percent
                    Number of      of Total
                    Securities     Options          Exercise
                    Underlying     Granted to       or Base
                    Options        Employees in     Price           Expiration
Name                Granted(#)     Fiscal Year      ($/Sh)          Date
                    -------        ------------     --------        ----------

Ronald C. Sacks     119,400           3.6%            2.00            9/30/05

Stephen B. Gray          --            --               --                 --

Jane Kaufman        22,430(1)         0.7%           13.69             5/2/10
                    150,000           4.5%           1.125           11/28/10

Thomas Enright      8,374(1)          0.3%           13.69             5/2/10
                    65,000            2.0%           1.125           11/28/10

Gregory Pasco       9,100(1)          0.3%          12.719             5/5/10
                    7,500             0.2%          12.719             5/5/10
                    10,000            0.3%           6.156            6/15/10
                    20,000            0.6%           1.125           11/28/10

---------------

(1) Represents options granted pursuant to the Company's Time Accelerated Restricted Stock Award Program (TARSAP).


        Aggregated Option Exercises in Fiscal Year Ended March 31, 2001
                       and Fiscal year-end Option Values

     The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended March 31, 2001 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on March 31, 2000.


                                                       Number of Securities        Value of Unexercised
                        Shares                         Underlying Unexercised      In-the-Money
                        Acquired on     Value          Options at FY-End(#)        Options at FY-End($)(1)
Name                    Exercise(#)     Realized($)    Exercisable/Unexercisable   Exercisable/Unexercisable
----                    -----------     -----------    -------------------------   -------------------------

Ronald C. Sacks         --              --              59,700/59,700                      0/0

Stephen B. Gray         --              --              400,000/0                          0/0

Jane Kaufman            --              --              74,750/251,056                     0/0

Thomas Enright          --              --              1,250/79,661                       0/0

Gregory Pasco           --              --              3,300/43,300                       0/0


---------------

(1) The average price for the Common Stock as reported by the Nasdaq Stock Market on March 31, 2001 was $.92 per share. Value is calculated on the basis of the difference between the option exercise price and $.92 multiplied by the number of shares of Common Stock underlying the options.

Compensation of Directors

     For the fiscal year ended March 31, 2001, each of the members of the Board of Directors who was not also an employee of the Company ("Non-Employee Directors") received options to purchase 10,000 shares of Common Stock at exercise prices per share equal to the fair market value of the Common Stock on the date of grant on an annual basis. Non-employee directors were also granted options to purchase an additional 1,500 shares of Common Stock for each meeting of the Board of Directors attended by such non-employee director. Non-employee directors serving on committees of the Board of Directors were granted, on an annual basis, options to purchase 1,500 shares of Common Stock for each committee served thereby.

     In July 2001, the Board of Directors approved a modification to the director compensation plan for the fiscal year ending March 31, 2002. The modification is to provide that any director who was not previously serving as such would receive an additional grant of options to purchase 20,000 shares upon election by the stockholders.

     In addition, the Company reimburses all non-employee directors traveling more than fifty miles to a meeting of the Board of Directors for all reasonable travel expenses.

     On October 6, 2000, Mr. Halpern, a director of the Company, was granted options to purchase 125,000 shares of Common stock, at an exercise price of $1.625 per share. The options were granted to Mr. Halpern for his services in negotiating favorable terms in connection with the Company's August 2000 $5 million private placement. The options are immediately exercisable.

     On October 16, 2000, Mr. Deixler, a director of the Company, was granted options to purchase 125,000 shares of Common Stock, at an exercise price of $1.625 per share. The options were granted to Mr. Deixler in recognition of additional services provided in connection with working with the Company's new management team. The options are immediately exercisable.

     On October 16, 2000, Mr. Hardie, a director of the Company, was granted options to purchase 30,000 shares of Common Stock, at an exercise price of $1.625 per share. The options were granted to Mr. Hardie in connection with his services in providing an extensive written report regarding the Company's strategic direction to the Board. The options are immediately exercisable.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF
CONTROL ARRANGEMENTS

     The Company has no employment agreements with any of its executive officers. The Company entered into a consulting agreement with Venture Consulting Group, Inc. ("VCGI") on October 5, 2000 (the "Consulting Agreement"). VCGI is currently performing certain management services for the Company and is providing the services of Ronald C. Sacks, William Gilbert, George Jarrold and Daniel Hunt. Pursuant to the terms of the Consulting Agreement, Mr. Sacks has been appointed as the Chief Executive Officer of the Company and is to provide his services on a full time, exclusive basis. The other persons specified above will provide 10 days per quarter each, with respect to such services. The Consulting Agreement is terminable at will on thirty days written notice by either party, and provides for a fee of $500,000, payable over twelve (12) months to VCGI. The Company does not pay salaries to any of the management team members provided by VCGI. In addition, the Company has granted options to the persons performing services on behalf of VCGI to purchase an aggregate of 240,000 shares of Common Stock, at an exercise price of $2.00 per share which become exercisable over a period of 1 year, or immediately upon a change in control event (as described in the Company's 1998 Stock Option Plan). The Consulting Agreement expires on September 18, 2001, and it is anticipated that Mr. Sacks will not continue to provide services as CEO of the Company after the expiration of the Consulting Agreement.

ITEM 11. Security   Ownership  of  Certain  Beneficial  Owners  and
         Management.

     The following table sets forth the number of shares of the Company's Common Stock owned by each person or institution who, as of July 1, 2001, owns of record or is known by the Company to own beneficially, more than five (5%) percent of such securities, and by the Company's executive officers and by its directors, both individually and as a group, and the percentage of such securities owned by each such person and the group. Unless otherwise indicated, such persons have sole voting and investment power with respect to shares listed as owned by them.


Name and Address               Shares Owned          Percent of Class
----------------               ------------          ----------------

Stephen M. Deixler(1)            901,202                   4.9 %
371 Eagle Drive
Jupiter, Florida 33477

Alexander C. Stark, Jr.(2)       340,500                   1.8 %
356 Jupiter Drive
Jupiter, Florida 33477

Alan Hardie(3)                    88,000                   *
PP318 Westgate
#11 Hope Street
Glasgow G2 6AB
Scotland

William Martin Ritchie(4)         47,000                   *
Keston
4 Buckstane Park
Edinburgh EH10 6PA
Scotland

Frank Russo(10)                   14,500                   *

Jane Kaufman(6)(10)               99,500                   *

Baruch Halpern(7)(10)            264,500                   1.4%

Ronald C. Sacks(8)(10)           119,400                   *

Zesiger Capital Group LLC      2,314,130(9)               12.7%
320 Park Avenue,
30th Floor
New York, NY  10022

Directors and Executive        1,874,602                   9.7%
Officers as a group (8
persons)

---------------
(1) Does not include 108,824 shares of Common Stock owned by Mr. Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 120,406 shares of Common Stock held by Merrill Lynch Pierce Fenner & Smith custodian f/b/o Stephen M. Deixler, IRA. Includes 331,500 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(2) Includes 240,500 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(3) Consists of 88,000 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(4) Consists of 47,000 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(5) Consists of 14,500 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(6) Consists of 99,500 shares of Common Stock, which may be acquired pursuant to currently exercisable options.

(7) Consists of 164,500 shares of Common Stock which may be acquired pursuant to currently exercisable options and 100,000 shares of Common Stock which may be acquired pursuant to currently exercisable warrants.

(8) Consists of 119,400 shares of Common Stock which may be acquired pursuant to currently exercisable options.

(9) Based on Schedule 13G as filed by such beneficial owner with the SEC on February 12, 2001.

(10) The address of such person is c/o the Company, 1551 S. Washington Avenue, Piscataway, New Jersey 08854.

---------------
*Indicates  ownership  of  Common  Stock  of  less  than  one  (1%)
 percent of the total issued and outstanding Common Stock on the Record Date.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 7, 1999, the Company issued an aggregate of 1,000,000 shares of Common Stock and warrants to purchase an aggregate of 500,000 shares of Common Stock to Special Situations Private Equity Fund, L.P. ("Special Situations") and certain affiliated entities of Special Situations for an aggregate consideration of $3,000,000. The securities issued were "restricted securities" under the Securities Act of 1933, as amended (the "Act"). Pursuant to the transaction, the Company has registered the shares of Common Stock (including those shares underlying the warrants) under the Act pursuant to a Form S-3, which was declared effective in September 1999. The warrants expire in three years and the exercise prices thereof are $4.50 per share for 250,000 warrants and $6.00 per share for the remaining 250,000 warrants.

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

     In April 2000, the Company made a loan of $750,000 pursuant to a promissory note to Steve Gray, its former Chief Executive Officer. The loan bore interest at the rate of Libor + 1% per annum. The loan had an original maturity date of the earlier of (i) April 2005, or (ii) thirty days after Mr. Gray was no longer employed by the Company for any reason. Mr. Gray resigned his position at the Company effective as of September 29, 2000. On October 5, the Company entered into an agreement with Mr. Gray pursuant to which the $750,000 promissory note was amended to extend the due date to April 30, 2001, and to provide that interest on such note shall accrue through September 29, 2000. The $750,000 promissory note is collateralized by a first mortgage interest on the personal residence of Mr. Gray. Pursuant to this agreement, Mr. Gray also agreed to reimburse the Company for certain expenses totaling $163,000, to be paid over a period of six months ending March 31, 2001. During the fiscal year ended March 31, 2001. $50,000 of the $163,000 owing was repaid by Mr. Gray, and $22,000 of such amount has been recorded as non-cash offset as a result of earned but unpaid vacation owed to Mr. Gray. At March 31, 2001, the total amount owed by Mr. Gray to the Company was $897,250. The Company has been advised that Mr. Gray has sold his personal residence, and based on an anticipated closing date in August, 2001, $750,000 of the amounts due from Mr. Gray are expected to be repaid from the proceeds of the sale of the residence.

     On June 29, 2000, the Company made an advance of $135,000 to Steve Gray its former Chief Executive Officer. The advance was subsequently repaid in full on July 26, 2000.

     On August 18, 2000, the Company issued an aggregate of 1,739,130 and 869,565 shares of Common Stock to Zesiger Capital Group LLC and certain of its affiliates and to Special Situations and certain affiliated entities of Special Situations, for aggregate consideration of $3,043,478 and $1,521,739, respectively. Pursuant to the transaction, the Company has registered the shares of Common Stock under the Act pursuant to a Form S-3, which was declared effective in January 2001.

     On October 5, 2000, the Company entered into a consulting agreement with Venture Consulting Group, Inc. ("VCGI"), whereby VCGI is to provide the services of Mr. Ronald C. Sacks as Chief Executive Officer of the Company, and the services of three additional consultants. The fees for Mr. Sacks' and the consultants' services are $500,000 over a period of 1 year. In addition, the Company has granted options to the persons performing services on behalf of VCGI to purchase an aggregate of 240,000 shares of the Company's Common Stock, at an exercise price of $2.00 per share, which become exercisable over a period of 1 year or immediately upon a change in control event (as described in the Company's 1998 Stock Option Plan). Mr. Sacks is the President and a principal of VCGI.

     On October 16, 2000 the Company granted Special Situations Fund III, L.P. ("Special Situations"), a stockholder of the Company, the right to nominate one (1) director to the Company's Board of Directors, such right to continue for a period of two (2) years, provided that at all times during such period Special Situations and its affiliates own at least two (2%) percent of the Company's outstanding and issued Common Stock.

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in this City of Piscataway and State of New Jersey

DATED: July 27, 2001

                                       ION NETWORKS, INC.




                                       By:/s/ Ronald C. Sacks
                                          ----------------------
                                          Ronald C. Sacks, Chief
                                          Executive Officer