Form 10QSB
period 2001-06-30
ION NETWORKS INC
filed 2001-08-14
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       OR
[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------

                          Commission File No.: 0-13117
                                               -------

                               ION NETWORKS, INC.
                               ------------------
              (Exact Name of Small Business Issuer in Its Charter)

                      Delaware                          22-2413505
                      --------                          ----------
            (State or Other Jurisdiction of    (IRS Employer Identification
            Incorporation or Organization)      Number)


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

Yes  X           No
    ---            ----

There were 18,203,301 shares of Common Stock outstanding as of August 9, 2001.

Transitional Small Business Disclosure Format:

Yes           No   X
    -----        -----

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001



PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----

Item 1.    Condensed Consolidated Financial Information                       2

           Condensed  Consolidated  Balance Sheets as of June 30,
             2001 and March 31, 2001 (Unaudited)                              3

           Condensed  Consolidated  Statements of Operations  for
             the  Three  Months  ended  June  30,  2001  and 2000
             (Unaudited)                                                      4

           Condensed  Consolidated   Statement  of  Stockholders'
             Equity  for the Three  Months  ended  June 30,  2001
             (Unaudited)                                                      5

           Condensed  Consolidated  Statements  of Cash Flows for
             the  Three  Months  ended  June  30,  2001  and 2000
             (Unaudited)                                                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)              7

Item 2.    Management's Discussion and Analysis                              11

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   14

                          PART I. FINANCIAL INFORMATION


ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL INFORMATION
           --------------------------------------------

     The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB for the year ended March 31, 2001.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  June 30,      March 31,
                                                    2001          2001
                                               ------------   ------------

ASSETS
Current assets:
   Cash and cash equivalents.................  $  4,315,178   $  5,230,833
   Accounts receivable, net of allowance for
    doubtful accounts of $158,145 and
    $161,000 respectively....................     1,045,144      2,796,531
   Other receivables ........................             -         13,497
   Inventory, net............................     1,645,667      1,139,448
   Prepaid expenses and other current assets.       458,902        205,829
   Related party notes receivable............       882,250        897,250
                                               ------------   ------------
            Total current assets.............     8,347,141     10,283,388
Restricted cash..............................       375,000        375,000
Property and equipment at cost, net of
   accumulated depreciation of $2,228,888 and
   $2,095,564, respectively..................     1,304,764      1,467,766
Capitalized software, less accumulated
   amortization of $2,586,238
   and $2,390,041, respectively..............     1,107,788      1,241,495
Goodwill and other acquisition - related
   intangibles, less accumulated amortization
   of $793,145 and $694,444 respectively.....       232,470        305,556
Other assets.................................        22,570         22,683
                                               ------------   ------------
      Total assets ..........................  $ 11,389,733   $ 13,695,888
                                               ============   ============

Liabilities and stockholders' equity Current liabilities:

   Current portion of capital leases.........  $     74,426   $     74,426
   Current portion of long-term debt.........       114,297        107,026
   Accounts payable..........................     1,670,950      1,716,212
   Accrued expenses..........................       426,530        562,860
   Accrued payroll and related liabilities...       369,996        416,093
   Deferred income...........................        92,262        178,737
   Other current liabilities.................       307,560        309,977
                                               ------------   ------------
      Total current liabilities..............     3,056,021      3,365,331
Long-term portion of capital leases..........       202,979        220,966
Long-term debt, net of current portion.......        16,003         18,732

Commitments and contingencies (Note 11)
Stockholders' equity:
   Preferred stock, par value $.001 per
     share; authorized 1,000,000
     shares, none issued.....................             -              -
   Common stock, par value $.001 per share;
     authorized 50,000,000
     shares, issued and outstanding
     18,203,301  at June 30, 2001; issued
     and outstanding 18,203,301 shares at
     March 31, 2001..........................        18,203         18,203
   Additional paid-in capital................    40,209,946     40,191,346
   Accumulated deficit.......................   (32,156,961)   (30,165,045)
   Accumulated other comprehensive  income...        43,542         46,355
                                               ------------   ------------
Total stockholders' equity...................     8,114,730     10,090,859
                                               ------------   ------------
Total liabilities and stockholders' equity...  $ 11,389,733   $ 13,695,888
                                               ============   ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Three Months
                                                        Ended
                                                       June 30,
                                                 2001            2000
                                              -----------     -----------

Revenue..................................      $1,933,442      $2,083,504
Cost of sales............................         857,600       1,157,102

                                              -----------     -----------
Gross margin.............................       1,075,842         926,402

  Research and development expenses......         349,875         866,557
  Selling, general and administration....       2,285,023       3,690,429
  Depreciation and amortization..........         471,276       1,090,325
                                              -----------     -----------

Loss from operations.....................      (2,030,332)     (4,720,909)
Interest income..........................          47,532         130,115
Interest expense.........................          (9,116)        (20,873)
                                              -----------     -----------
Loss before income tax expense...........      (1,991,916)     (4,611,667)
                                              -----------     -----------
Income tax expense.......................               -          23,572
                                              -----------     -----------
Net loss.................................     $(1,991,916)    $(4,635,239)
                                              ===========     ===========


PER SHARE DATA

Net loss per share
  Basic.................................      $     (0.11)    $    (0.31)
  Diluted...............................      $     (0.11)    $    (0.31)

Weighted average number of
common shares outstanding:
  Basic.................................       18,203,301     15,123,152
  Diluted...............................       18,203,301     15,123,152


The accompanying notes are an integral part of these condensed consolidated financial statements.


                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                                Accumulated
                                                 Additional                        Other         Total
                                                   Paid-in       Accumulated   Comprehensive  Stockholders'
                            Shares     Par Value   Capital         Deficit         Income        Equity
                          ----------   ---------  -----------    ------------     --------   --------------

Balance March 31, 2001     18,203,301   $18,203   $40,191,346    $(30,165,045)    $446,355   $10,090,859

Net loss                                                           (1,991,916)                (1,991,916)

Noncash stock-based
  compensation                                         18,600                                     18,600

Translation adjustments                                                             (2,813)       (2,813)
                          ----------    -------   -----------    ------------     --------   -----------

Balance June 30, 2001     18,203,301    $18,203   $40,209,946    $(32,156,961)    $643,542   $ 8,114,730
                          ==========    =======   ===========    ============     ========   ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        FOR THE THREE MONTHS
                                                               ENDED
                                                              JUNE 30,
                                                       2001             2000
                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss........................................  $ (1,991,916)     $(4,635,239)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
   Depreciation and amortization................       426,956        1,090,325
   Provision for inventory obsolescence.........        12,498                -
   Asset impairments and other charges..........        32,699                -
   Noncash stock-based compensation charges.....        18,600           82,602
Changes in operating assets and liabilities:
  (Increase) decrease in
   Accounts receivable..........................     1,751,387        2,643,288
   Other receivables............................        13,497        1,419,010
   Inventory....................................      (518,717)      (1,538,886)
   Prepaid expenses and other current
   assets.......................................      (253,073)         (30,588)
   Other assets.................................           113           (7,501)
  Increase (decrease) in
   Accounts payable and accrued expenses........      (181,592)        (867,118)
   Accrued payroll and related liabilities......       (46,097)      (1,482,103)
   Deferred income..............................       (86,475)        (198,472)
   Other current liabilities....................        (2,417)          (1,909)
                                                    ----------       ----------
Net cash used in operating activities...........      (824,537)      (3,526,591)
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment               (27,370)        (243,257)
   Capitalized software.........................       (62,490)        (359,835)
   Related party notes receivable, net of
   repayments...................................        15,000         (885,000)
                                                    ----------       ----------
Net cash used in investing activities...........       (74,860)      (1,488,092)
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on debt and capital
   leases.......................................       (13,445)         (18,324)
   Proceeds from sales of common stock /
   exercise of stock options and warrants                               110,917
                                                    ----------       ----------
Net cash (used in) provided by financing
activities......................................       (13,445)          92,593
Effects of exchange rates on cash...............        (2,813)         (15,559)
                                                    ----------       ----------
Net (decrease) increase in cash.................      (915,655)      (4,937,649)
Cash and cash equivalents, beginning of year....     5,230,833       10,381,612
                                                    ----------       ----------
Cash and cash equivalents, end of period........    $4,315,178       $5,443,963
                                                    ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of June 30, 2001 and March 31, 2001, the condensed consolidated statements of operations and cash flows for the three month periods ended June 30, 2001 and 2000 and the consolidated statement of stockholders' equity for the three month period ended June 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at June 31, 2001 and 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended March 31, 2001.

During the third quarter of fiscal 2001, the Company initiated a significant restructuring plan to reduce operating expenses and take the actions necessary to ultimately reach profitability. As a result of the implementation of the plan, the Company has reduced operating expenses and expects to improve and stabilize operating performance as it moves forward. The Company believes that it will have sufficient cash to fund its operations for the next twelve months. The Company's current operating plan includes certain assumptions, the most important of which is the attainment of future revenues equivalent to those attained in FY 2001. To the extent that revenues in FY2002 fall below those of FY2001, the Company may have to (i) modify its operating plan and scale back its expenditures for personnel and other operating costs in order to preserve cash; and/or (ii) raise additional funds through equity and/or debt financing. In addition, the Company is presently evaluating the need to raise additional funds through debt or equity financing to grow its business through expansion and/or through acquisitions. There can be no assurance that the Company will be able to obtain any such financing, or that such additional financing can be obtained on terms acceptable to the Company.

Note 2 - Restricted Cash:
-------------------------

Due to the expiration of the Company's $1.5 million line of credit on September 30, 2000, the Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey facility. Accordingly, $375,000 has been reflected as restricted cash and is classified as a non-current asset at June 30, 2001 and March 31, 2001.

Note 3 - Inventory:
-------------------

Inventory, net of allowance for obsolescence of $1,504,820 and $1,571,388 at June 30, 2001 and March 31, 2001, respectively, consists of the following:

                           June 30, 2001       March 31, 2001
                           -------------       --------------

Raw materials                $ 546,944           $ 690,566
Work in process                 20,723              18,440
Finished goods               1,078,000             430,442
                             ---------             -------
Total                      $ 1,645,667         $ 1,139,448
                           ===========         ===========


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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                   Three        Three
                                  Months        Months
                                  Ended         Ended
                                  6/30/01      6/30/00
                                  -------      -------

Weighted Average # of Shares    18,203,301    15,123,152
Outstanding
Incremental Shares for Common       3,193     1,706,074
                                  -------     ---------
Equivalents
Diluted Shares Outstanding      18,206,494   16,829,226
                                ==========   ==========

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

                                      Three           Three
                                      Months          Months
                                      Ended           Ended
                                     6/30/01         6/30/00
                                     -------         -------

Net loss                           $(1,991,916)    $(4,635,239)
Effect  of  foreign   currency
translation                             (2,813)        (15,559)
                                       -------        --------
Comprehensive loss                 $(1,994,729)    $(4,650,798)
                                   ===========     ===========


Note 6 - Restructuring, asset impairments and other charges
-----------------------------------------------------------

During the year ended March 31, 2001, the Company recorded $3,763,612 of restructuring, asset impairments and other charges.

As a result of the Company's operating performance during the first six months of fiscal 2001 as compared to the prior year, the Company's new management evaluated the Company's business and product strategy and, in the Company's third fiscal quarter of fiscal 2001, implemented a business restructuring plan which is intended to enable the Company to reach a position of positive operating cash flows and focus its product offerings on those believed to have the greatest potential to generate further, near-term market penetration and positive operating contribution.

Included in the exit costs were approximately $353,000 of cash severance and termination benefits associated with the separation of approximately 38 employees. All of these affected employees have left the company as of March 31, 2001. Termination benefits of approximately $342,000 were paid through June 30, 2001.

In addition, the Company made strategic decisions to abandon certain products and technologies including those which were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. and centralized the research and development functions at the New Jersey headquarters. As a result of the above decisions, the Company recorded an impairment charge of approximately $2,332,000 primarily relating to the abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 was recorded to write-off the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999 which was being depreciated over a three year period. Additionally, the Company recorded an impairment in the amount of approximately $209,000 on fixed assets previously used in the manufacturing process at SolCom Systems, Ltd. As of March 31, 2001, all of the restructuring activities described above were completed.

Note 7 - Income Taxes:
----------------------

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

Note 8 -  New Accounting Pronouncements:
----------------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No.101 Revenue Recognition in Financial Statements. SAB No.101 did not have an impact on the Company's financial statements.

In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activites - Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133", is effective for the Company as of April 1, 2001. The Company has no transition adjustment as a result of adopting the standard.

In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt this statement during the second quarter of fiscal 2002. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operation.

Note 9 - Related Party Transactions:
------------------------------------

During April 2000, the Company issued a loan to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. The loan accrues interest at a rate of LIBOR plus 1%. This loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO.

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. The loan was collateralized by the receipt of a first mortgage interest on the personal residence of the Former CEO. Pursuant to this agreement, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the fiscal year ended March 31, 2001, $50,000 was repaid and $22,000 was recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the quarter ended June 30, 2001, an additional $15,000 was repaid. The remaining receivable of $882,250 at June 30, 2001 is classified as related party notes receivable on the Company's condensed consolidated balance sheet. The Former CEO has not paid the amounts due as specified in the notes. On August 3, 2001, the Company received a cash payment of $777,713 from the Former CEO, in connection with repayment of the promissory notes. With this repayment, the balances on the promissory notes aggregate $155,077, which includes outstanding interest as of August 14, 2001.

On June 29, 2000, the Company made an advance of $135,000 to the Former CEO. The advance was subsequently repaid in full on July 26, 2000.

Note 10 - Commitments:
----------------------

On October 5, 2000, the Company entered into a consulting agreement with Venture Consulting Group, Inc. ("VCGI") whereby VCGI is to provide the services of Ronald C. Sacks as Chief Executive Officer of the Company, and the services of three additional consultants. The fees for the consultants' services are $500,000 over a one-year period. In addition, the individual consultants were issued options to purchase 240,000 shares of common stock at the fair market value on the date of grant. Such options vested 25% during December 2000 with the remaining vesting ratably monthly from January 2001 through September 2001. The Company has recorded compensation expense based upon the fair value of the options during each reporting period beginning in October 2001 in connection with the one-year vesting period. The Company has recorded compensation expense of $18,600 for the quarter ended June 30, 2001 based upon the fair value of the vested options as of June 30, 2001 as determined using the Black Scholes option pricing model.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            ------------------------------------

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to, those described in the Company's filings with the Securities and Exchange Commission including in its annual report Form 10-KSB, for the fiscal year ending March 31, 2001.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000

Revenue for the three months ended June 30, 2001, was $1,933,442 compared to revenue of $2,083,504 for the same period in 2001, a decrease of $150,062 or 7.2%. The decrease in revenue was due to reduced order activity primarily attributable to the general economic downturn impacting the telecommunications industry. However, despite this minor decline in revenue, the Company has taken steps to strengthen and improve its sales force and related processes during the past twelve months, resulting in an improved sales pipeline. Although the Company cannot guarantee that the opportunities identified in the pipeline will translate to increased revenue in the future, it believes that the level of activity is a positive sign.

Cost of sales for the three months ended June 30, 2001 was $857,600 compared to $1,157,102 for the same period in 2000. Cost of sales as a percentage of revenue for the three months ended June 30, 2000 decreased to 44.4% from 55.5% for the same period in 2000 due to improvements in inventory management and general cost containment strategies implemented during the past 12 months.

Research and development expense, net of capitalized software development, for the three months ended June 30, 2001 was $349,875 compared to $866,557 for the same period in 2000. As a percentage of revenue, research and development expenses were 18.1% compared to 41.6% for the same period in 2000. The decrease in the percentage of research and development to revenue primarily reflects the completed development of the Company's next generation product release, NetwoRx-PRIISMS Integration 1.2 and a resizing of the R&D staff as a result of the Company's restructuring activities.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2001 were $2,285,023 compared to $3,690,429 for the same period in 2000. As a percentage of revenue, SG&A is high at 118.2%, primarily due to reduced sales volumes, but represents a significant reduction from the 177.1% experienced in the same period in 2000. This reduction is primarily the result of the Company's restructuring efforts implemented during fiscal 2001.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $471,276 for the three months ended June 30, 2001 compared to $1,090,325 in the same period in 2000. The decreased expense was primarily the result of management's decision during the past year to abandon certain of the products and technology associated with the SolCom acquisition.

Net loss for the three months ended June 30, 2001 was $1,991,916 compared to a loss of $4,635,239 for the same period in 2000. This represents a significant year over year improvement despite the reduction in revenue seen this quarter. This is attributable to the Company's focused efforts to reduce expenses, improve operating margins and stabilize the operating environment.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Net cash used in operating activities during the three months ended June 30, 2001 was $824,537 compared to net cash used during the same period in 2000 of $3,526,591. The decrease in net cash used resulted primarily from the build-up of inventory due to lower than expected revenues, the payment of accounts payable and accrued expenses, and the net loss incurred during the quarter.

Net cash used in investing activities during the three months ended June 30, 2001 was $74,860 compared to net cash used during the same period in 2000 of $1,488,092. The majority of this was capitalized software of $62,490.

Net cash used in financing activities during the three months ended June 30, 2001 was ($13,445) compared to net cash provided during the same period in 2000 of $92,593.

The Company believes that it will have sufficient cash to fund its operations for the next 12 months. The Company's current operating plan includes certain assumptions, the most important of which is the attainment of future revenues equivalent to those attained in FY2001. To the extent that revenues in FY2002 fall below those of FY2001, the Company may (i) have to modify its current operating plan to scale back its expenditures for personnel and other operating costs in order to preserve operating cash; and/or (ii) raise additional funds through equity and/or debt financing. In addition, the Company is presently evaluating the need to raise additional funds through debt or equity financing to grow its business through expansion and/or through acquisitions. There can be no assurance that the Company will be able to obtain any such financing, or that such additional financing can be obtained on terms that are acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No.101 Revenue Recognition in Financial Statements. SAB No.101 did not have an impact on the Company's financial statements.

In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activites - Deferral of the Effective Date of FASB Statement No. 133, and Amendment of FASB Statement No. 133", is effective for the Company as of April 1, 2001. The Company has no transition adjustment as a result of adopting the standard.

In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt this statement during the second quarter of fiscal 2002. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operation.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------


(a)    Exhibits:  None.

(b)    Reports on Form 8-K:

       (i) On April 16, 2001 the Company filed a report on form 8-K, reporting the issuance of a press release relating to the Company's fourth quarter preliminary financial results.

       (ii) On June 29, 2001 the Company filed a report on form 8-K, reporting the issuance of a press release announcing the date of the Company's 2001 annual meeting of stockholders.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 14, 2001



                               ION NETWORKS, INC.



                               /s/ Ronald C. Sacks
                               ----------------------------------------
                               Ronald C. Sacks, Chief Executive Officer
                               and Interim Principal Financial Officer