Form 10QSB
period 2001-09-30
ION NETWORKS INC
filed 2001-10-18
CIK 754813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 ----
/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
----

         For the quarterly period ended September 30, 2001

                                       OR

 ----
/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
----

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

There were 18,203,301 shares of Common Stock outstanding as of October 18, 2001.

Transitional Small Business Disclosure Format:

Yes                          No   X
   -----                        -----


                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I.           FINANCIAL INFORMATION                                                                  PAGE
                                                                                                         ----

Item 1.           Condensed Consolidated Financial Information                                              2

                  Condensed Consolidated Balance Sheets as of September 30, 2001
                      and March 31, 2001 (Unaudited)                                                        3

                  Condensed Consolidated Statements of Operations for the Three
                       and Six Months ended September 30, 2001 and 2000                                     4
                      (Unaudited)

                  Condensed Consolidated Statement of Stockholders' Equity
                      for the Six Months ended September 30, 2001 (Unaudited)                               5

                  Condensed Consolidated Statements of Cash Flows for the Six
                      Months ended September 30, 2001 and 2000 (Unaudited)                                  6

Notes to Condensed Consolidated Financial Statements (Unaudited)                                            7

Item 2.           Management's Discussion and Analysis                                                      11

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                       16

Item 6.           Exhibits and Reports on Form 8-K                                                          16

SIGNATURES                                                                                                  17

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

                                             ION NETWORKS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (Unaudited)

                                                                                     September 30,             March 31,
                                                                                         2001                     2001
                                                                               ---------------------     ------------------
ASSETS
Current assets:
    Cash and cash equivalents...............................................   $           2,396,791     $        5,230,833
    Accounts receivable, net of allowance for doubtful
      accounts of $155,827 and $163,000 respectively........................               1,023,420              2,796,531
    Other receivables ......................................................                       -                 13,497
    Inventory, net..........................................................               2,164,756              1,139,448
    Prepaid expenses and other current assets...............................                 392,741                205,829
    Related party notes receivable..........................................                 101,537                897,250
                                                                               ---------------------     ------------------
             Total current assets...........................................               6,079,245             10,283,388
Restricted cash.............................................................                 375,000                375,000
Property and equipment at cost, net of accumulated
    depreciation of $2,453,603 and $2,095,564 respectively..................               1,122,437              1,467,766
Capitalized software, less accumulated amortization of $2,990,646
    and $2,585,607, respectively............................................               1,037,283              1,241,495
Goodwill and other acquisition - related intangibles, less accumulated
    amortization of $878,825 and $694,444 respectively......................                 148,432                305,556
Other assets................................................................                  22,689                 22,683
                                                                               ---------------------     ------------------
         Total assets ......................................................   $           8,785,086     $       13,695,888
                                                                               =====================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital leases.......................................   $              74,426     $           74,426
    Current portion of long-term debt.......................................                  88,755                107,026
    Accounts payable........................................................               1,320,204              1,716,212
    Accrued expenses........................................................                 432,851                562,860
    Accrued payroll and related liabilities.................................                 380,364                416,093
    Deferred income.........................................................                 207,910                178,737
    Other current liabilities...............................................                 311,960                309,977
                                                                               ---------------------     ------------------
         Total current liabilities..........................................               2,816,470              3,365,331
Long-term portion of capital leases.........................................                 184,585                220,966
Long-term debt, net of current portion......................................                  12,992                 18,732
Commitments and contingencies (Note 10)
Stockholders' equity:
    Preferred stock, par value $.001 per share; authorized 1,000,000
        shares, none issued.................................................                       -                      -
    Common stock, par value $.001 per share; authorized 50,000,000 shares, issued and outstanding 18,203,301 at September 30, 2001;
        issued  and outstanding 18,203,301 shares at March 31, 2001.........                  18,203                 18,203
    Additional paid-in capital..............................................              40,224,345             40,191,346
    Accumulated deficit.....................................................             (34,504,987)           (30,165,045)
    Accumulated other comprehensive  income.................................                  33,478                 46,355
                                                                               ---------------------     ------------------
Total stockholders' equity..................................................               5,771,039             10,090,859
                                                                               ---------------------     ------------------
Total liabilities and stockholders' equity..................................   $           8,785,086     $       13,695,888
                                                                               =====================     ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                              3

                                            ION NETWORKS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                For the Three Months Ended       For the Six Months Ended
                                                                         September 30,                  September 30,
                                                                    2001            2000            2001            2000
                                                               ------------    ------------     -----------    ------------
Revenue ....................................................   $  1,088,380    $  2,788,497    $  3,021,822    $  4,872,001

Cost of sales ..............................................        572,576       1,972,478       1,430,176       3,126,077
                                                               ------------    ------------     -----------    ------------
Gross margin ...............................................        515,804         816,019       1,591,646       1,745,924

     Research and development expenses .....................        158,622         664,388         508,497       1,519,134

     Selling, general and administration ...................      2,250,262       3,370,494       4,535,285       7,079,479

     Depreciation and amortization .........................        472,688       1,624,508         943,964       2,712,545
                                                               ------------    ------------     -----------    ------------
Loss from operations .......................................     (2,365,768)     (4,843,371)     (4,396,100)     (9,565,234)

Interest income ............................................         26,250          89,322          73,782         219,314

Interest expense ...........................................         (8,508)         (6,982)        (17,624)        (27,653)
                                                               ------------    ------------     -----------    ------------
Loss before income tax expense .............................     (2,348,026)     (4,761,031)     (4,339,942)     (9,373,573)

Income tax expense .........................................           --            19,034            --            41,728
                                                               ------------    ------------     -----------    ------------
Net loss ...................................................   $ (2,348,026)   $ (4,780,065)    $(4,339,942)   $ (9,415,301)
                                                               ============    ============     ===========    ============

PER SHARE DATA

Net loss per share

     Basic .................................................   $      (0.13)   $      (0.29)   $      (0.24)   $      (0.53)
     Diluted ...............................................   $      (0.13)   $      (0.29)   $      (0.24)   $      (0.53)

Weighted average number of common
shares outstanding:

     Basic .................................................     18,203,301      16,649,608      18,203,301      17,927,379
     Diluted ...............................................     18,203,301      16,649,608      18,203,301      17,927,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            4


                                            ION NETWORKS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                                                        (Unaudited)

                                                                                                Accumulated
                                                                Additional                         Other            Total
                                                                 Paid-in      Accumulated      Comprehensive    Stockholders'
                                        Shares     Par Value     Capital        Deficit            Income          Equity
                                      ----------   ---------   ------------  -------------   -------------      ------------
Balance March 31, 2001                18,203,301   $  18,203   $ 40,191,346  $ (30,165,045)  $      46,355      $ 10,090,859

Net loss                                                                        (4,339,942)                       (4,339,942)

Noncash stock-based
  compensation                                                       32,999                                           32,999

Translation adjustments                                                                            (12,877)          (12,877)
                                      ----------   ---------   ------------  -------------   -------------      ------------
Balance September  30, 2001           18,203,301   $  18,203  $  40,224,345  $ (34,504,987)  $      33,478      $  5,771,039
                                      ==========   =========  =============  =============   =============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                             5


                                        ION NETWORKS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                2001                  2000
                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.............................................................   $       (4,339,942)   $       (9,415,301)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization....................................              943,964             2,712,545
    Provision for inventory obsolescence.............................               24,996               526,095
    Other charges....................................................              (12,187)                    -
    Noncash stock-based compensation charges.........................               32,999                82,602
Changes in operating assets and liabilities:
  (Increase) decrease in
    Accounts receivable..............................................            1,773,111             2,353,429
    Other receivables................................................               13,497             1,508,733
    Inventory........................................................           (1,050,304)           (1,589,677)
    Prepaid expenses and other current assets........................             (184,766)               99,757
  Increase (decrease) in
    Accounts payable and accrued expenses............................             (526,017)             (534,356)
    Accrued payroll and related liabilities..........................              (35,729)           (1,627,280)
    Deferred income..................................................               29,173              (146,664)
    Other current liabilities........................................                1,983                14,496
                                                                        ------------------    ------------------
Net cash used in operating activities................................           (3,329,222)           (6,015,621)
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment............................              (31,208)             (301,662)
    Capitalized software.............................................             (193,904)             (875,859)
    Related party notes receivable, net of repayments................              793,561              (750,000)
    Increase in restricted cash......................................                    -              (375,000)
                                                                        ------------------    ------------------
Net cash provided by (used in) investing activities..................              568,449            (2,302,521)
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on debt and capital leases....................              (60,392)              (83,291)
    Proceeds from sales of common stock / exercise of stock options
    and warrants.....................................................                    -             5,392,180
                                                                        ------------------    ------------------
Net cash (used in) provided by financing activities..................              (60,392)            5,308,889
Effects of exchange rates on cash....................................              (12,877)                    -
                                                                        ------------------    ------------------
Net decrease in cash.................................................           (2,834,042)           (3,009,253)
Cash and cash equivalents, beginning of year.........................            5,230,833            10,381,612
                                                                        ------------------    ------------------
Cash and cash equivalents, end of period.............................   $        2,396,791    $        7,372,359
                                                                        ==================    ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         6

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of September 30, 2001 and March 31, 2001, the condensed consolidated statements of operations for the three and six month periods ended September 30, 2001 and 2000, the condensed consolidated statements of cash flows for the six month periods ended September 30, 2001 and 2000 and the condensed consolidated statement of stockholders' equity for the six month period ended September 30, 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at September 30, 2001 and 2000 have been made.

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

During the second quarter of fiscal 2002, the Company initiated an aggressive plan to increase its revenue and reduce its expenditures and operating costs significantly. The Company's current operating plan includes certain assumptions, the most important of which is the attainment of future revenues in the next twelve months equivalent to those attained in fiscal year 2001 of approximately $11 million. As a result of the implementation of this new plan, the Company believes that it will have sufficient cash to fund its operations for the next twelve months, however, based on the first two quarters of fiscal year 2002, the rate of current revenue generation will not be sufficient to meet the Company's cash needs. To the extent that revenues in the next 12 months fall below those achieved in all of fiscal year 2001, the Company may have to (i) modify its operating plan and scale back its expenditures for personnel and other operating costs in order to preserve cash; and/or (ii) raise additional funds through equity and/or debt financing. In addition, the Company is presently evaluating the need to raise additional funds through debt or equity financing to grow its business through expansion and/or through acquisitions. There can be no assurance that the Company will be able to obtain any such financing, or that such additional financing can be obtained on terms acceptable to the Company.

Note 2 - Restricted Cash:
-------------------------

Due to the expiration of the Company's $1.5 million line of credit on September 30, 2000, he Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey facility. Accordingly, $375,000 has been reflected as restricted cash and is classified as a non-current asset at September 30, 2001 and March 31, 2001.

Note 3 - Inventory:
-------------------

Inventory, net of allowance for obsolescence of $1,518,357 and $1,571,388 at September 30, 2001 and March 31, 2001, respectively, consists of the following:

                           September 30, 2001                   March 31, 2001
                           ------------------                   --------------
Raw materials                     $ 461,572                          $ 690,566
Work in process                      20,268                             18,440
Finished goods                    1,682,916                            430,442
                                  ---------                            -------
Total                           $ 2,164,756                        $ 1,139,448
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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                   Three      Three          Six        Six
                                   Months     Months        Months     Months
                                   Ended      Ended         Ended      Ended
                                  9/30/01    9/30/00       9/30/01    9/30/00
                                ----------  ----------   ---------- ----------
Weighted Average # of Shares
Outstanding                     18,203,301  16,649,608   18,203,301 17,927,379
Incremental Shares for Common
Equivalents                         12,308     653,559       18,624  2,054,866
                                ----------  ----------   ---------- ----------

Diluted Shares Outstanding      18,215,609  17,303,167   18,221,925 19,982,245
                                ==========  ==========   ========== ==========

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

                                            Three          Three           Six          Six
                                            Months         Months         Months       Months
                                            Ended          Ended          Ended        Ended
                                           9/30/01        9/30/00        9/30/01     9/30/00
                                         -----------    -----------   -----------  -----------
Net loss                                 $(2,348,026)   $(4,780,065)  $(4,339,942) $(9,415,301)
Effect of foreign currency translation       (10,064)        30,395       (12,877)     (28,123)
                                         -----------    -----------   -----------  -----------
Comprehensive loss                       $(2,358,090)   $(4,749,670)  $(4,352,819) $(9,443,424)
                                         ============   ============  ============ ============

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

Included in the exit costs were approximately $353,000 of cash severance and termination benefits associated with the separation of approximately 38 employees. All of these affected employees left the company as of March 31, 2001. All termination benefits were paid as of June 30, 2001.

In addition, the Company made strategic decisions to abandon certain products and technologies including those which were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. and centralized the research and development functions at its New Jersey headquarters. As a result of the above decisions, the Company recorded an impairment charge of approximately $2,332,000 primarily relating to the abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 was recorded to write-off the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999 which was being depreciated over a three year period. Additionally, the Company recorded an impairment in the amount of approximately $209,000 on fixed assets previously used in the manufacturing process at SolCom Systems, Ltd. As of March 31, 2001, all of the restructuring activities described above were completed.

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

In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt these statements during the first quarter of fiscal 2003. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operation.

The Company is currently evaluating the impact of adopting SFAS Nos. 143 and 144, which were recently issued by the FASB. These pronouncements will be adopted by the Company during fiscal year 2003.

Note 9 - Related Party Transactions:
------------------------------------

During April 2000, the Company issued a loan to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. The loan accrued interest at a rate of LIBOR plus 1%. This loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO.

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. The loan was collateralized by the receipt of a first mortgage interest on the personal residence of the Former CEO. Pursuant to this agreement, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the fiscal year ended March 31, 2001, $50,000 was repaid and $22,000 was recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the quarter ended June 30, 2001, an additional $15,000 was repaid. On August 3, 2001, the Company received a cash payment of $777,713 from the Former CEO, in partial payment of the promissory notes. An additional payment of $3,000 was received in September 2001.

On June 29, 2000, the Company made an advance of $135,000 to the Former CEO. The advance was repaid in full on July 26, 2000.

Note 10 - Commitments:
----------------------

On October 5, 2000, the Company entered into a consulting agreement with Venture Consulting Group, Inc. ("VCGI") whereby VCGI provided the services of Ronald C. Sacks as Chief Executive Officer of the Company, and the services of three additional consultants. The fees for the consultants' services were $500,000 over a one-year period. In addition, the individual consultants were issued options to purchase 240,000 shares of common stock at the fair market value on the date of grant. Such options vested 25% during December 2000 with the remaining vesting ratably monthly from January 2001 through September 2001. The Company has recorded compensation expense based upon the fair value of the options during each reporting period beginning in October 2000 in connection with the one-year vesting period. The Company has recorded compensation expense of $1,200 for the quarter ended September 30, 2001 and $19,800 for the six months ended September 30, 2001 based upon the fair value of the vested options as of September 30, 2001 as determined using the Black Scholes option pricing model.

Note 11 - Subsequent Events:
----------------------------

On October 4, 2001 the Company announced the layoff of 15 employees in order to bring expenses into line with anticipated revenues. The Company expects that the layoffs will result in a charge of approximately $90,000 in severance and other employee related matters. Two additional employees have left the Company since October 4, and the Company expects to incur a charge of approximately $85,000 in severance and other employee related matters in connection with these departures.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN
2000

Revenue for the three months ended September 30, 2001, was $1,088,380 compared to revenue of $2,788,497 for the same period in 2000, a decrease of $1,700,117 or 61.0%. The decrease in revenue was due to reduced order activity primarily attributable to the severe economic downturn impacting the telecommunications industry compounded by the September 11, 2001 tragedy. In response to this decline in revenue, the Company has taken steps to strengthen and improve its sales force and related processes during the past twelve months, resulting in an improved sales pipeline. Although the Company cannot guarantee that the opportunities identified in the pipeline will translate to increased revenue in the future, it believes that the level of activity is a positive sign.

Cost of sales for the three months ended September 30, 2001 was $572,576 compared to $1,972,478 for the same period in 2000. Cost of sales as a percentage of revenue for the three months ended September 30, 2001 decreased to 52.6% from 70.7% for the same period in 2000 due to ongoing improvements in inventory management and general cost containment strategies implemented during the past 12 months. Included in cost of sales for the three months ended September 30, 2000 was a $526,000 reserve for raw material.

Research and development expense, net of capitalized software development, for the three months ended September 30, 2001 was $158,622 compared to $664,388 for the same period in 2000. As a percentage of revenue, research and development expenses were 14.6% compared to 23.8% for the same period in 2000. The decrease in the percentage of research and development to revenue primarily reflects the completed development of the Company's next generation product release, NetwoRx-PRIISMS Integration 1.2 and a reduction of the R&D staff as a result of the Company's restructuring activities.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2001 were $2,250,262 compared to $3,370,494 for the same period in 2000. As a percentage of revenue, SG&A is higher at 206.8% from 120.9% experienced in the same period in 2000, primarily due to reduced sales volumes. This reduction in expenses is primarily the result of the Company's restructuring efforts implemented during fiscal 2001.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $472,688 for the three months ended September 30, 2001 compared to $1,624,508 in the same period in 2000. The decreased expense was primarily the result of management's decision during the fiscal 2001 to abandon certain of the products and technology associated with the SolCom acquisition.

Net loss for the three months ended September 30, 2001 was $2,348,026 compared to a loss of $4,780,065 for the same period in 2000. This represents a significant year over year improvement despite the reduction in revenue seen this quarter. This is attributable to the Company's focused efforts to reduce expenses, improve operating margins and stabilize the operating environment.

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000

Revenue for the six months ended September 30, 2001, was $3,021,822 compared to revenue of $4,872,001 for the same period in 2000, a decrease of $1,850,179 or 38.0%. The decrease in revenue was due to reduced order activity primarily attributable to the severe economic downturn impacting the telecommunications industry compounded by the September 11, 2001 tragedy. In response to this decline in revenue, the Company has taken steps to strengthen and improve its sales force and related processes during the past twelve months, resulting in an improved sales pipeline. Although the Company cannot guarantee that the opportunities identified in the pipeline will translate to increased revenue in the future, it believes that the level of activity is a positive sign.

Cost of sales for the six months ended September 30, 2001 was $1,430,176 compared to $3,126,077 for the same period in 2000. Cost of sales as a percentage of revenue for the six months ended September 30, 2000 decreased to 47.3% from 64.2% for the same period in 2000 due to ongoing improvements in inventory management and general cost containment strategies implemented during the past 12 months. Included in cost of sales for the six months ended September 30, 2000 was a $526,000 reserve for raw material.

Research and development expense, net of capitalized software development, for the six months ended September 30, 2001 was $508,497 compared to $1,519,134 for the same period in 2000. As a percentage of revenue, research and development expenses were 16.8% compared to 31.2% for the same period in 2000. The decrease in the percentage of research and development to revenue primarily reflects the completed development of the Company's next generation product release, NetwoRx-PRIISMS Integration 1.2 and a reduction of the R&D staff as a result of the Company's restructuring activities.

Selling, general and administrative expenses ("SG&A") for the six months ended September 30, 2001 were $4,535,285 compared to $7,079,479 for the same period in 2000. As a percentage of revenue, SG&A is higher at 150.1% from 145.3% experienced in the same period in 2000, primarily due to reduced sales volumes. This reduction in expenses is primarily the result of the Company's restructuring efforts implemented during fiscal 2001.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $943,964 for the six months ended September 30, 2001 compared to $2,712,545 in the same period in 2000. The decreased expense was primarily the result of management's decision during fiscal 2001 to abandon certain of the products and technology associated with the SolCom acquisition.

Net loss for the six months ended September 30, 2001 was $4,339,942 compared to a loss of $9,415,301 for the same period in 2000. This represents a significant year over year improvement despite the reduction in revenue seen in the first two quarters of fiscal 2002. This is attributable to the Company's focused efforts to reduce expenses, improve operating margins and stabilize the operating environment.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Net cash used in operating activities during the six months ended September 30, 2001 was $3,329,222 compared to net cash used during the same period in 2000 of $6,015,621. The net cash used for the six months ended September 30, 2001 resulted primarily from the build-up of inventory due to lower than expected revenues, the payment of accounts payable, and the net loss incurred during the quarter.

Net cash provided by investing activities during the six months ended September 30, 2001 was $568,449 compared to net cash used during the same period in 2000 of ($2,302,521). The majority of this was the collection of the related party receivable.

Net cash used in financing activities during the six months ended September 30, 2001 was ($60,392) compared to net cash provided during the same period in 2000 of $5,308,889.

During the second quarter of fiscal 2002, the Company initiated an aggressive plan to increase its revenue and reduce its expenditures and operating costs significantly. The Company's current operating plan includes certain assumptions, the most important of which is the attainment of future revenues in the next twelve months equivalent to those attained in fiscal year 2001 of approximately $11 million. As a result of the implementation of this new plan, the Company believes that it will have sufficient cash to fund its operations for the next 12 months, however, based on the first two quarters of fiscal year 2002, the current rate of revenue generation will not be sufficient to meet the Company's cash needs. To the extent that revenues in the next 12 months fall below those achieved in all of fiscal year 2001, the Company may (i) have to modify its current operating plan to scale back its expenditures for personnel and other operating costs in order to preserve operating cash; and/or (ii) raise additional funds through equity and/or debt financing. In addition, the Company is presently evaluating the need to raise additional funds through debt or equity financing to grow its business through expansion and/or through acquisitions. There can be no assurance that the Company will be able to obtain any such financing, or that such additional financing can be obtained on terms that are acceptable to the Company.

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

In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt these statements during the first quarter of fiscal 2003. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operation.

The Company is currently evaluating the impact of adopting SFAS Nos. 143 and 144, which were recently issued by the FASB. These pronouncements will be adopted by the Company during fiscal year 2003.

PART II.  OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.
                  ---------------------------------------------------

         On September 24, 2001, the Company held its 2001 Annual Meeting of Stockholders (the "2001 Meeting").

At the 2001 Meeting, the Company's Stockholders elected seven directors to serve until the 2002 Annual Meeting of Stockholders and until their successors shall be elected and qualified. The vote with respect to the election of such directors was as follows:

                 NAME                     FOR            AUTHORITY WITHHELD
                 ----                     ---            ------------------

(a)      Stephen M. Deixler           14,500,158               589,529
(b)      Baruch Halpern               14,899,858               289,829
(c)      Frank S. Russo               14,899,858               289,829
(d)      Alexander S. Stark, Jr.      14,899,858               289,829
(e)      Alan Hardie                  14,899,858               289,829
(f)      William Martin Ritchie       14,899,858               289,829
(g)      Ronald C. Sacks              14,899,858               289,829

In addition to electing the directors, the Company's Stockholders voted to approve a proposed amendment to the Company's Certificate of Incorporation (the "Amendment"), to effect a stock combination (reverse stock split) in the Company's issued and outstanding shares of Common Stock. 14,247,898 votes were cast in favor of the approval of the Amendment, representing approximately 78% of the shares of Common Stock issued and outstanding and entitled to vote thereon. 765,019 votes were cast in opposition to such approval and 76,770 votes abstained. The proposal allows the Company's Board of Directors, in its sole discretion, to decide if and when (within 12 months following the 2001 Meeting) to effect the Amendment, and to determine the reverse split ratio within a range of 1 for 2 to 1 for 6.

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

DATE:  October 18, 2001



                             ION NETWORKS, INC.


                             /s/ Stephen M. Deixler
                             --------------------------------------------------
                             Stephen M. Deixler, Chairman of the Board, Interim Chief Executive Officer and Interim Principal Financial Officer