Form 10QSB
period 2001-12-31
ION NETWORKS INC
filed 2002-01-23
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 ---
/ X /      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----       ACT OF 1934

           For the quarterly period ended December 31, 2001

                                       OR
 ---
/   /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----       EXCHANGE ACT OF 1934

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

Yes  X                           No ___
    ---

There were 21,138,001 shares of Common Stock outstanding as of January 22, 2002.

Transitional Small Business Disclosure Format:

Yes ___                          No   X
                                    -----

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2001



PART I.    FINANCIAL INFORMATION                                                PAGE
                                                                                ----
Item 1.   Condensed Consolidated Financial Information                           2

          Condensed Consolidated Balance Sheets as of December 31, 2001
               and March 31, 2001 (Unaudited)                                    3

          Condensed Consolidated Statements of Operations for the Three
                and Nine Months ended December 31, 2001 and 2000                 4
               (Unaudited)

          Condensed Consolidated Statement of Stockholders' Equity
               for the Nine Months ended December 31, 2001 (Unaudited)           5

          Condensed Consolidated Statements of Cash Flows for the Nine
               Months ended December 31, 2001 and 2000 (Unaudited)               6

Notes to Condensed Consolidated Financial Statements (Unaudited)                 7

Item 2.              Management's Discussion and Analysis                       12

PART II.   OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                                      18


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


                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      December 31,         March 31,
                                                                                          2001               2001
                                                                                      ------------         ---------
ASSETS
Current assets:
     Cash and cash equivalents .......................................................   $  1,746,632    $  5,230,833
     Accounts receivable, net of allowance for doubtful
       accounts of $148,781 and $161,000 respectively ................................      1,475,021       2,796,531
     Other receivables ...............................................................             --          13,497
     Inventory, net ..................................................................      1,436,102       1,139,448
     Prepaid expenses and other current assets .......................................        255,609         205,829
     Related party notes receivable ..................................................         98,537         897,250
                                                                                         ------------    ------------
              Total current assets ...................................................      5,011,901      10,283,388
Restricted cash ......................................................................        375,000         375,000
Property and equipment at cost, net of accumulated
     depreciation of $2,612,357 and $2,095,564 respectively ..........................        948,248       1,467,766
Capitalized software, less accumulated amortization of $3,197,791
     and $2,585,607, respectively ....................................................        967,120       1,241,495
Goodwill and other acquisition - related intangibles, less accumulated amortization of
     $963,021 and $694,444 respectively ..............................................         63,523         305,556
Other assets .........................................................................         19,588          22,683
                                                                                         ------------    ------------
           Total assets ..............................................................   $  7,385,380    $ 13,695,888
                                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capital leases ...............................................   $     74,426    $     74,426
     Current portion of long-term debt ...............................................         61,320         107,026
     Accounts payable ................................................................      1,128,145       1,716,212
     Accrued expenses ................................................................        397,035         562,860
     Accrued payroll and related liabilities .........................................        668,625         416,093
     Deferred income .................................................................        179,381         178,737
     Other current liabilities .......................................................        296,782         309,977
                                                                                         ------------    ------------
           Total current liabilities .................................................      2,805,714       3,365,331
Long-term portion of capital leases ..................................................        165,775         220,966
Long-term debt, net of current portion ...............................................          8,702          18,732
Commitments and contingencies (Note 10)
Stockholders' equity:
     Preferred stock, par value $.001 per share; authorized 1,000,000
         shares, none issued .........................................................             --              --
     Common stock, par value $.001 per share; authorized 50,000,000 shares, issued and outstanding 21,124,801 at December 31, 2001; issued and
         outstanding 18,203,301 shares at March 31, 2001 .............................         21,125          18,203
     Additional paid-in capital ......................................................     40,764,831      40,191,346
     Notes receivable from officers ..................................................       (536,100)             --
     Accumulated deficit .............................................................    (35,876,878)    (30,165,045)
     Accumulated other comprehensive income ..........................................         32,211          46,355
                                                                                         ------------    ------------
Total stockholders' equity ...........................................................      4,405,189      10,090,859
                                                                                         ------------    ------------
Total liabilities and stockholders' equity ...........................................   $  7,385,380    $ 13,695,888
                                                                                         ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           For the Three Months Ended         For the Nine Months Ended
                                                                   December 31,                      December 31,
                                                               2001            2000            2001             2000
                                                               ----            ----            ----             ----
Revenue ...............................................   $  2,214,216    $  3,432,572    $  5,236,038    $  8,304,574
Cost of sales .........................................      1,092,872       1,610,796       2,523,047       4,738,864
                                                          ------------    ------------    ------------    ------------
Gross margin ..........................................      1,121,344       1,821,776       2,712,991       3,565,710

     Research and development expenses ................        211,929         468,539         720,426       1,987,673
     Selling, general and administration ..............      1,870,157       2,450,863       6,405,442       9,532,008
     Restructuring, asset impairments and other charges        217,467       2,961,125         217,467       3,449,420
     Depreciation and amortization ....................        468,830         949,787       1,412,794       3,175,999
                                                          ------------    ------------    ------------    ------------
Loss from operations ..................................     (1,647,039)     (5,008,538)     (6,043,138)    (14,579,390)
Other income ..........................................        264,725              --         264,725              --
Interest income .......................................         17,932          91,756          91,714         311,172
Interest expense ......................................         (7,510)        (12,289)        (25,134)        (40,621)
                                                          ------------    ------------    ------------    ------------
Loss before income tax expense ........................     (1,371,892)     (4,929,071)     (5,711,833)    (14,308,839)
Income tax expense ....................................             --          11,291              --          53,019
                                                          ------------    ------------    ------------    ------------
Net loss ..............................................   $ (1,371,892)   $ (4,940,362)   $ (5,711,833)   $(14,361,858)
                                                          ============    ============    ============    ============

PER SHARE DATA
Net loss per share
     Basic ............................................   $      (0.07)   $      (0.27)   $      (0.31)   $      (0.87)
     Diluted ..........................................   $      (0.07)   $      (0.27)   $      (0.31)   $      (0.87)
Weighted average number of common
shares outstanding:
     Basic ............................................     18,542,991      18,077,210      18,316,943      16,598,179
     Diluted ..........................................     18,542,991      18,077,210      18,316,943      16,598,179

The accompanying notes are an integral part of these condensed consolidated financial statements.


                       ION NETWORKS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                                   (Unaudited)
                                                                                           Accumulated
                                                              Additional                      Other         Notes          Total
                                                               Paid-in       Accumulated   Comprehensive  Receivable   Stockholders'
                               Shares           Par Value      Capital         Deficit       Income      from Officers    Equity
                               ------           ---------      -------         -------       ------      -------------    ------

Balance March 31, 2001          18,203,301    $     18,203    $ 40,191,346  $(30,165,045)   $ 46,355   $       --    $ 10,090,859

Net loss                                                                      (5,711,833)                              (5,711,833)

Exercise of stock options           21,500              22           4,386                                                  4,408
and warrants

Issuance of restricted shares    2,900,000           2,900         536,100                                                539,000

Notes receivable from officers                                                                          (536,100)        (536,100)

Noncash stock-based
   compensation                                                     32,999                                                 32,999

Translation adjustments                                                                      (14,144)                     (14,144)
                                ----------    ------------    ------------  ------------    --------   ----------    ------------
Balance December  31, 2001      21,124,801    $     21,125    $ 40,764,831  $(35,876,878)   $ 32,211   $ (536,100)   $  4,405,189
                                ==========    ============    ============  ============    ========   ==========    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                      2001                     2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ........................................................................   $ (5,711,833)   $(14,361,858)
Adjustments to reconcile net loss to net cash used
in operating activities:
     Depreciation and amortization ..............................................      1,412,794       3,175,999
     Provision for inventory obsolescence .......................................         75,953         530,542
     Other charges ..............................................................         (9,052)      3,449,420
     Noncash stock-based compensation charges ...................................         32,999          (5,018)
Changes in operating assets and liabilities:
   (Increase) decrease in
     Accounts receivable ........................................................      1,321,510       2,576,579
     Other receivables ..........................................................         13,497       1,560,697
     Inventory ..................................................................       (372,607)     (1,318,768)
     Prepaid expenses and other  assets .........................................        (46,685)        194,715
   Increase (decrease) in
     Accounts payable and accrued expenses ......................................       (753,892)       (694,157)
     Accrued payroll and related liabilities ....................................        252,532      (1,734,116)
     Deferred income ............................................................            644        (161,447)
     Other current liabilities ..................................................        (13,195)         21,889
                                                                                    ------------    ------------
Net cash used in operating activities ...........................................     (3,797,335)     (6,765,523)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment ......................................        (30,776)       (329,759)
     Capitalized software .......................................................       (334,140)     (1,169,060)
     Related party notes receivable, net of repayments ..........................        798,713        (912,250)
     Increase in restricted cash ................................................             --        (375,000)
                                                                                    ------------    ------------
Net cash provided by (used in) investing activities .............................        433,797      (2,786,069)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on debt and capital leases ..............................       (110,927)       (120,218)
     Proceeds from sales of common stock / exercise of stock options and warrants          4,408       5,323,047
                                                                                    ------------    ------------
Net cash (used in) provided by financing activities .............................       (106,519)      5,202,829
Effects of exchange rates on cash ...............................................        (14,144)             --
                                                                                    ------------    ------------
Net decrease in cash ............................................................     (3,484,201)     (4,348,763)
Cash and cash equivalents, beginning of year ....................................      5,230,833      10,381,612
                                                                                    ------------    ------------
Cash and cash equivalents, end of period ........................................   $  1,746,632    $  6,032,849
                                                                                    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements:
-----------------------------------------------------

The condensed consolidated balance sheets as of December 31, 2001 and March 31, 2001, the condensed consolidated statements of operations for the three and nine month periods ended December 31, 2001 and 2000, the condensed consolidated statements of cash flows for the nine month periods ended December 31, 2001 and 2000 and the condensed consolidated statement of stockholders' equity for the nine month period ended December 31, 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at December 31, 2001 and 2000 have been made.

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

During the second quarter of fiscal 2002, the Company initiated an aggressive plan to increase its revenue and reduce its expenditures and operating costs significantly. The Company's operating plan included certain assumptions, the most important of which is the attainment of future revenues in the twelve months ending September 30, 2002 equivalent to those attained in fiscal year 2001 of approximately $11 million. Based on its performance in the quarter ending December 31, 2001, analysis of its sales pipeline and the Company's expectation of sequential continued growth, the Company believes it is on target to achieve such revenues. As a result, the Company believes that it will have sufficient cash to fund its operations for the next twelve months. However, to the extent that revenues in the next 12 months fall below those achieved in all of fiscal year 2001, the Company may have to (i) modify its operating plan and scale back its expenditures for personnel and other operating costs in order to preserve cash; and/or (ii) raise additional funds through equity and/or debt financing. In addition, the Company is presently evaluating the need to raise additional funds through debt or equity financing to grow its business through expansion and/or through acquisitions. There can be no assurance that the Company will be able to obtain any such financing, or that such additional financing can be obtained on terms acceptable to the Company.

Note 2 - Restricted Cash:
-------------------------

Due to the expiration of the Company's $1.5 million line of credit on September 30, 2000, the Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey facility. Accordingly, $375,000 has been reflected as restricted cash and is classified as a non-current asset at December 31, 2001 and March 31, 2001.

Note 3 - Inventory:
-------------------

Inventory, net of allowance for obsolescence of $1,647,342 and $1,571,388 at December 31, 2001 and March 31, 2001, respectively, consists of the following:

                                   December 31, 2001         March 31, 2001
                                   -----------------         --------------

Raw materials                         $  341,039               $  690,566
Work in process                            4,107                   18,440
Finished goods                         1,090,956                  430,442
                                      ----------               ----------
Total                                 $1,436,102               $1,139,448
                                      ==========               ==========


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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                               Three Months   Three Months   Nine Months    Nine Months
                                                  Ended          Ended          Ended          Ended
                                                12/31/01       12/31/00       12/31/01      12/31/00
                                               ------------   ------------   -----------    -----------

Weighted Average No. of Shares Outstanding     18,542,991     18,077,210     18,316,943     16,598,179
Incremental Shares for Common Equivalents         643,046        132,310        220,302      1,283,290
                                               ----------     ----------     ----------     ----------

Diluted Shares Outstanding                     19,186,037     18,209,520     18,537,245     17,881,469
                                               ==========     ==========     ==========     ==========

The potential incremental common shares above were excluded from the computation of diluted earnings per share for all periods presented, because their inclusion would have had an antidilutive effect on earnings per share due to the Company's net loss for each respective period.

Note 5- Comprehensive Income:
-----------------------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net loss per the financial statements and comprehensive loss.

                                            Three Months      Three Months       Nine Months     Nine Months
                                                Ended             Ended             Ended           Ended
                                              12/31/01          12/31/00           12/31/01        12/31/00
                                            ------------      ------------       -----------     -----------
Net loss                                   $ (1,371,892)     $ (4,940,362)     $ (5,711,833)     $(14,361,858)
Effect of foreign currency translation           (1,267)          (27,923)          (14,144)          (56,046)
                                           ------------      ------------      ------------      ------------
Comprehensive loss                         $ (1,373,159)     $ (4,968,285)     $ (5,725,977)     $(14,417,904)
                                           ============      ============      ============      ============

Note 6 - Restructuring, asset impairments and other charges
-----------------------------------------------------------

During the year ended March 31, 2001, the Company recorded $3,763,612 of restructuring, asset impairments and other charges.

As a result of the Company's operating performance during the first six months of fiscal 2001 as compared to the prior year, the Company's management evaluated the Company's business and product strategy and, in the Company's third fiscal quarter of fiscal 2001, implemented a business restructuring plan which was intended to enable the Company to reach a position of positive operating cash flows and focus its product offerings on those believed to have the greatest potential to generate further, near-term market penetration and positive operating contribution.

Included in the exit costs were approximately $353,000 of cash severance and termination benefits associated with the separation of approximately 38 employees. All of these affected employees left the company as of March 31, 2001. All termination benefits were paid as of June 30, 2001.

In addition, the Company made strategic decisions to abandon certain products and technologies including those which were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. and centralized the research and development functions at its New Jersey headquarters. As a result of the above decisions, the Company recorded an impairment charge of approximately $2,332,000 primarily relating to the abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 was recorded to write-off the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999 which was being amortized over a three year period. Additionally, the Company recorded an impairment in the amount of approximately $209,000 on fixed assets previously used in the manufacturing process at SolCom Systems, Ltd. As of March 31, 2001, all of the restructuring activities described above were completed.

In addition to the implementation of the above restructuring plan, in early October 2001, the Company announced the layoff of 17 employees in order to bring its expenses in line with its anticipated revenues. The Company recorded $217,467 of severance and termination related costs. Termination benefits of $178,624 were paid during the third quarter of fiscal 2002 with the balance to be paid in the fourth quarter of fiscal 2002.

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

The Company is currently evaluating the impact of adopting SFAS Nos. 143, "Accounting for Asset Retirement Obligations" and 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which were recently issued by the FASB. These pronouncements will be adopted by the Company during fiscal year 2003.

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

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. The loan was collateralized by the receipt of a first mortgage interest on the personal residence of the Former CEO. Pursuant to this agreement, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the fiscal year ended March 31, 2001, $50,000 was repaid and $22,000 was recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the quarter ended June 30, 2001, an additional $15,000 was repaid. On August 3, 2001, the Company received a cash payment of $777,713 from the Former CEO, in partial payment of the promissory notes. The Company received two additional payments of $3,000 each in September and October 2001.

On June 29, 2000, the Company made an advance of $135,000 to the Former CEO. The advance was repaid in full on July 26, 2000.

Note 10 - Commitments:
----------------------

On October 5, 2000, the Company entered into a consulting agreement with Venture Consulting Group, Inc. ("VCGI") whereby VCGI provided the services of Ronald C. Sacks as Chief Executive Officer of the Company, and the services of three additional consultants. The fees for the consultants' services were $500,000 over a one-year period. In addition, the individual consultants were issued options to purchase 240,000 shares of common stock at the fair market value on the date of grant. Such options vested 25% during December 2000 with the remaining vesting ratably monthly from January 2001 through September 2001. The Company recorded compensation expense based upon the fair value of the options during each reporting period beginning in October 2000 in connection with the one-year vesting period. The Company recorded compensation expense of $19,800 for the nine months ended December 31, 2001 based upon the fair value of the vested options as of September 30, 2001 as determined using the Black Scholes option pricing model.

Note 11 - Equity:
-----------------

Effective October 2001, the Company approved and granted 2,900,000 shares of restricted stock to three executives at fair value. The restricted shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the employees' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the employees. The Company will receive a series of interest bearing promissory notes for the value of the shares to be repaid by the employees. The notes are to be repaid by the employees at the earlier of ten years or the date upon which the employees dispose of their shares. The issuance of the restricted shares and the notes receivable due from the employees is recorded in the Company's financial statements during the quarter ended December 31, 2002. Only the vested portion of the shares has been included in earnings per share at December 31, 2001.

Note 12 - Subsequent Events:
----------------------------

On November 9, 2001, the Company entered into an agreement with the landlord for its Piscataway, NJ facility to amend the Lease Agreement dated February 18, 1999 as follows:

The Company will use $250,000 of its restricted cash from the letter of credit (see Note 2) towards the rent payments for 10 months starting January 2002. The Company will pay the remaining 50% of its rent from its general cash reserves on a monthly basis for this 10 month period. On January 10, 2002, the Landlord received the $250,000 from the letter of credit per the above mentioned lease amendment. The Company agreed to replenish the letter of credit by November 2003.

As of January 1, 2002, the Company entered into a memorandum of understanding to sublease approximately 5,400 square feet of its facility to a third party tenant for a period of 24 months. The rent will be $5,200 per month for the first nine months and $10,400 per month for the last fifteen months, but with a 100% abatement for the first three months. As part of the rental payment, the third party tenant will issue to the Company warrants to purchase approximately $77,400 worth of its common stock at an exercise price equivalent to the price of the common stock in its first round of financing.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to, those described in the Company's filings with the Securities and Exchange Commission included in its annual report Form 10-KSB, for the fiscal year ended March 31, 2001.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SAME PERIOD IN 2000

Revenue for the three months ended December 31, 2001, was $2,214,216 compared to revenue of $3,432,572 for the same period in 2000, a decrease of $1,218,356 or 35.5%. The decrease in revenue was due to reduced order activity in part attributable to the severe economic downturn impacting the telecommunications industry as well as continuing residual affects of the September 11, 2001 tragedy. In response to this decline in revenue, the Company continues to take steps to strengthen its sales force, build sales momentum and improve its sales pipeline. Although the Company cannot guarantee that the opportunities identified in the pipeline will translate to increased revenue in the future, it believes the current level of activity in the three months ended December 31, 2001 is a positive sign.

Cost of sales for the three months ended December 31, 2001 was $1,092,872 compared to $1,610,796 for the same period in 2000. Cost of sales as a percentage of revenue for the three months ended December 31, 2001 increased to 49.4% from 46.9% for the same period in 2000 due to an increase of approximately $127,000 (net of write-offs) to the reserve for obsolete inventory.

Research and development ("R&D") expense, net of capitalized software development, for the three months ended December 31, 2001 was $211,929 compared to $468,539 for the same period in 2000. As a percentage of revenue, R&D expenses were 9.6% compared to 13.6% for the same period in 2000. The decrease in the percentage of R&D to revenue primarily reflects the completed development of the Company's next scheduled product release and a reduction of the R&D staff as a result of the Company's restructuring activities.

Selling, general and administrative expenses ("SG&A") for the three months ended December 31, 2001 were $1,870,157 compared to $2,450,863 for the same period in 2000. As a percentage of revenue, SG&A is higher at 84.5% from 71.4% experienced in the same period in 2000, primarily due to reduced sales volumes. This reduction in expenses in dollar terms is primarily the result of the Company's restructuring efforts implemented during fiscal 2001.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $468,830 for the three months ended December 31, 2001 compared to $949,787 in the same period in 2000. The decreased expense was primarily the result of management's decision during fiscal 2001 to abandon certain of the products and technology associated with the SolCom acquisition.

Net loss for the three months ended December 31, 2001 was $1,371,892 compared to a loss of $4,940,362 for the same period in 2000. This represents a significant year over year improvement despite the reduction in revenue seen this quarter. This is attributable to the Company's focused efforts to reduce expenses, improve operating margins and stabilize the business environment in line with current market conditions.

FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SAME PERIOD IN 2000

Revenue for the nine months ended December 31, 2001, was $5,236,038 compared to revenue of $8,304,574 for the same period in 2000, a decrease of $3,068,536 or 37.0%. The decrease in revenue was due to reduced order activity primarily attributable to the severe economic downturn impacting the telecommunications industry compounded by the September 11, 2001 tragedy. In response to this decline in revenue, the Company continues to take steps to strengthen its sales force, build sales momentum and improve its sales pipeline. Although the Company cannot guarantee that the opportunities identified in the pipeline will translate to increased revenue in the future, it believes the current level of activity in the three months ended December 31, 2001 is a positive sign.

Cost of sales for the nine months ended December 31, 2001 was $2,523,047 compared to $4,738,864 for the same period in 2000. Cost of sales as a percentage of revenue for the nine months ended December 31, 2001 decreased to 48.2% from 57.1% for the same period in 2000 due to ongoing improvements in inventory management and general cost containment strategies implemented during the past 12 months. Included in cost of sales for the nine months ended December 31, 2001 was approximately $127,000 (net of write-offs) to the reserve for obsolete inventory.

Research and development ("R&D") expense, net of capitalized software development, for the nine months ended December 31, 2001 was $720,426 compared to $1,987,673 for the same period in 2000. As a percentage of revenue, R&D expenses were 13.8% compared to 23.9% for the same period in 2000. The decrease in the percentage of R&D to revenue primarily reflects the completed development of the Company's next scheduled product release and a reduction of the R&D staff as a result of the Company's restructuring activities.

Selling, general and administrative expenses ("SG&A") for the nine months ended December 31, 2001 were $6,405,442 compared to $9,532,008 for the same period in 2000. As a percentage of revenue, SG&A is higher at 122.3% from 114.8% experienced in the same period in 2000, primarily due to reduced sales volumes. This reduction in expenses in dollar terms is primarily the result of the Company's restructuring efforts implemented during fiscal 2001.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $1,412,794 for the nine months ended December 31, 2001 compared to $3,175,999 in the same period in 2000. The decreased expense was primarily the result of management's decision during fiscal 2001 to abandon certain of the products and technology associated with the SolCom acquisition.

Net loss for the nine months ended December 31, 2001 was $5,711,833 compared to a loss of $14,361,858 for the same period in 2000. This represents a significant year over year improvement despite the reduction in revenue seen this quarter. This is attributable to the Company's focused efforts to reduce expenses, improve operating margins and stabilize the business environment in line with current market conditions.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Net cash used in operating activities during the nine months ended December 31, 2001 was $3,797,335 compared to net cash used during the same period in 2000 of $6,765,523. The net cash used for the nine months ended December 31, 2001 resulted primarily from the build-up of inventory due to lower than expected revenues, the payment of accounts payable, and the net loss incurred during the quarter.

Net cash provided by investing activities during the nine months ended December 31, 2001 was $433,797 compared to net cash used during the same period in 2000 of ($2,786,069). The majority of this was the collection of the related party receivable.

Net cash used in financing activities during the nine months ended December 31, 2001 was ($106,519) compared to net cash provided during the same period in 2000 of $5,202,829.

During the second quarter of fiscal 2002, the Company initiated an aggressive plan to increase its revenue and reduce its expenditures and operating costs significantly. The Company's operating plan included certain assumptions, the most important of which is the attainment of future revenues in the twelve months ending September 30, 2002 equivalent to those attained in fiscal year 2001 of approximately $11 million. Based on its performance in the quarter ending December 31, 2001, analysis of its sales pipeline and the Company's expectation of sequential continued growth, the Company believes it is on target to achieve such revenues. As a result, the Company believes that it will have sufficient cash to fund its operations for the next twelve months. However, to the extent that revenues in the next 12 months fall below those achieved in all of fiscal year 2001, the Company may have to (i) modify its operating plan and scale back its expenditures for personnel and other operating costs in order to preserve cash; and/or (ii) raise additional funds through equity and/or debt financing. In addition, the Company is presently evaluating the need to raise additional funds through debt or equity financing to grow its business through expansion and/or through acquisitions. There can be no assurance that the Company will be able to obtain any such financing, or that such additional financing can be obtained on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

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

The Company is currently evaluating the impact of adopting SFAS Nos. 143, "Accounting for Asset Retirement Obligations" and 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which were recently issued by the FASB. These pronouncements will be adopted by the Company during fiscal year 2003.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)    Exhibits:  None.

(b)    Reports on Form 8-K:

     (i) On October 23, 2001, the Company filed a current report on Form 8-K, reporting the issuance of a press release relating to the hiring of Kam Saifi as its new President and CEO.

     (ii) On October 24, 2001, the Company filed a current report on Form 8-K, reporting the issuance of a press release relating to the hiring of Cameron Saifi and David Arbeitel, as the Company's COO and CTO, respectively.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  January 23, 2002


                                 ION NETWORKS, INC.


                                 /s/ Kam Saifi
                                 ---------------------------------------------
                                 Kam Saifi, Director, Chief Executive Officer, President and Interim Principal Financial Officer