Form 10KSB/A
period 2001-03-31
ION NETWORKS INC
filed 2002-06-21
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

----------------- ------------------- -------------------------------- ----------------------------
    COMPANY         CORE STRENGTH                PRODUCTS                      POSITIONING
----------------- ------------------- -------------------------------- ----------------------------
    Applied         Central Office    remote site monitoring for       AI products enable
   Innovation       mediation and     analog and relay contact alarm   carriers to efficiently
                    consolidation     signals                          monitor & manage their
                                                                       networks
----------------- ------------------- -------------------------------- ----------------------------
    Aprisma             Fault         fault management system with     A leader in e-business
                     management/-     monitoring and fault isolation   infrastructure management
                      monitoring                                       software
----------------- ------------------- -------------------------------- ----------------------------
    Concord           Reporting       software product suite for       Market leader in
Communi-cations     real-time and     real-time monitoring, alarm      next-generation management
                       historic       notifications & restart of       solutions that ensure
                     information      failed processes, end-to-end     effective e-business
                                      view of application              performance
                                      availability & performance
----------------- ------------------- -------------------------------- ----------------------------
   MicroMuse         Event/fault      monitors large-scale networks    Leading provider of fault
                      Management      in real-time to quickly          & service-level management
                     identify and address problems software
----------------- ------------------- -------------------------------- ----------------------------
    NetScout         Applications     comprehensive performance        Full-service provider of
                     performance      management system from           network performance
                   management using   integration of probes and        management solutions)
                   hardware probes    NextPoint application
                                      monitoring acquisition
----------------- ------------------- -------------------------------- ----------------------------
   Riversoft          Root cause      maps and monitors the network    The only provider of
                       analysis       isolating the root cause of      'interventionless' network
                                      the problem                      management tools
----------------- ------------------- -------------------------------- ----------------------------
     SMARTS           Root cause      pinpoints root cause of the      Real-time problem
                       analysis       problem, identifies impact and   diagnosis and impact
                                      automates response               analysis
----------------- ------------------- -------------------------------- ----------------------------
Visual Networks    WAN Measurement;   monitor service level            Leading provider of
                    QoS; Reporting    agreements                       Service Management Systems
                                                                       for IP networks
----------------- ------------------- -------------------------------- ----------------------------

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

         The Company sometimes utilizes a component available from only one supplier. If a supplier were to cease to supply this component, the Company would most likely have to redesign a feature of the affected device. In these situations, the Company maintains a greater supply of the component on hand in order to allow the time necessary to effect a redesign or alternative course of action should the need arise. Our principal suppliers are XeTel Corporation, Da-Tech Corporation and Youngtron.

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

         In conjunction with the restructuring of the Company and the elimination of the engineering staff in Livingston, Scotland, the Company recorded an impairment charge during the third quarter of FY2001 of approximately $1,950,000 primarily relating to the abandonment of capitalized core technology from the Solcom acquisition in 1999. Included in this charge was the remainder of the Solcom-initiated development project Sentinel III.

         During the quarter ended September 30, 2000 the Company discontinued the Solcom ASIC development project resulting in a write down of assets acquired in the SolCom merger of $217,295. At the same time the Company also discontinued several products acquired in the SolCom merger. The Company no longer sells standalone probes or RMON engines, although the technology was integrated into the discontinued NetwoRx product described below. The discontinuation resulted in a further write down of the technology assets acquired in the merger of $271,010.

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

         The Company made strategic decisions to abandon certain products and technologies, including those that were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. The engineering force at the SolCom Systems, Ltd. location were working on different technologies than our engineers in the United States. The closing of this facility also aided in concentrating our R&D efforts towards our United States products. As a result, all future development efforts will occur with the existing personnel at the Company's New Jersey headquarters. The Company believes the current staffing levels of the engineering department will be sufficient to maintain and support the technology advances on its existing products based upon the Company's strategy and revised product outlook.

         As a result of the above decisions, the Company recorded an impairment charge of approximately $2,332,000 primarily relating to the abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 was recorded on the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999, to fully write-off the remaining unamortized balance which had been amortized over a three-year period since the acquisition was made. Additionally, the Company recorded an impairment charge in the amount of approximately $209,000 on certain of the fixed assets previously used in the manufacturing process at SolCom Systems, Ltd.

         Under the direction of Mr. Sacks, the Company undertook a comprehensive review of operations that led to a restructuring plan that was announced late in the third quarter. The restructuring plan resulted in approximately $353,000 in severance and other employee related charges. In addition, at various points in the year, provisions were established to recognize slow moving inventory and the elimination of several products acquired in the SolCom merger. As a result of the Company's restructuring efforts, operating expenses, excluding depreciation, amortization and other charges, showed a reduction of more than $2,406,121 or 49% in the quarter ended March 31, 2001, as compared to the previous year.

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

RESULTS OF OPERATIONS

Fiscal Year 2001 Compared to Fiscal Year 2000

         Revenues for the year ended March 31, 2001 were $11,676,547 as compared with revenues of $22,668,833 for the year ended March 31, 2000, a decrease of approximately 48%. This decrease is attributable mainly to the reduction in the number of units sold in fiscal 2001. The Company sold mostly the Sentinel 2000 product in both periods so there was no impact on revenue from a change in product mix. The overall downturn in the telecommunications industry caused companies to severely cut capital expenditures during fiscal 2001. The Company's business is dependant upon the expansion of telecommunications companies' networks and therefore the decrease in revenues is a direct reflection of the environment in the industry. The Company's unit sales volumes decreased by approximately 3,400 units which contributed to approximately $6.5 million of the revenue decrease year over year. The Company's prices remained relatively consistent throughout most of fiscal 2001 as compared to fiscal 2000. There was a slight increase in the average price per unit towards the end of fiscal 2001. In addition, the Company sold a perpetual technology license for approximately $3.2 million in fiscal 2000 for which there was no revenue to be recorded in fiscal 2001. Since hitting a low point in the first quarter of with revenues of $2,083,504, the Company has seen a growth in its sales pipeline, recording revenues of $2,788,497, $3,432,572 and $3,371,973 in the three subsequent quarters, respectively.

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

                                    PART III

ITEM 9     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL
           --------------------------------------------------------
           PERSONS;  COMPLIANCE  WITH SECTION 16(A) OF THE EXCHANGE
           --------------------------------------------------------
           ACT
           ---

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


Information About Directors

     All of our directors are elected for a one year term, and serve until the next subsequent annual meeting. Set forth below is certain information with respect to each director:

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
Sales

---------------

(1)  Represents contribution of the Company under the Company's 401(k) Plan.

(2) The services of Mr. Sacks are being provided on a full time basis, through a consulting agreement between the Company and Venture Consulting Group, Inc. ("VCGI") (see Employment Contracts, Termination of Employment and Change of Control Arrangements section below for a detailed description of the consulting contract with VCGI). The Company has agreed to pay VCGI a consulting fee of $500,000, $400,000 of which is being paid in consideration of Mr. Sacks's services, payable over a period of 12 months. During the fiscal year ended March 31, 2001, $252,000 was paid to VCGI in consulting fees.

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

     On October 5, 2000, the Company entered into a consulting agreement with Venture Consulting Group, Inc. ("VCGI"), whereby VCGI is to provide the services of Mr. Ronald C. Sacks, on a full time basis, as Chief Executive Officer of the Company, and the services of three additional consultants, for a period of 1 year. The fees for Mr. Sacks' and the consultants' services are $500,000 over a period of 1 year. In addition, the Company has granted options to the persons performing services on behalf of VCGI to purchase an aggregate of 240,000 shares of the Company's Common Stock, at an exercise price of $2.00 per share, which become exercisable over a period of 1 year or immediately upon a change in control event (as described in the Company's 1998 Stock Option Plan). Mr. Sacks is the President and a principal of VCGI.

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

            16.1(1) Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

            23.1        Consent of PricewaterhouseCoopers LLP

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

            (1) Incorporated by reference to the Company's annual report on Form 10-KSB filed on June 29, 2001.

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

DATED: June 20, 2002

                                     ION NETWORKS, INC.

                                     By: /s/ Kam Saifi
                                        ----------------------------------------
                                        Kam Saifi, Chief Executive Officer
                                        and Interim Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 20, 2002:


                                 Signature Title
                                 ---------------

         /s/ Kam Saifi
         -------------------------------
         Ronald C. Sacks                                          Chief Executive Officer and Interim  Principal  Financial
                                                                  Officer

         /s/ Stephen M. Deixler
         -------------------------------
         Stephen M. Deixler                                       Chairman of the Board of Directors


         /s/ Baruch Halpern
         -------------------------------
         Baruch Halpern                                           Director


         /s/ Alexander C. Stark
         -------------------------------
         Alexander C. Stark                                       Director


         /s/ William Martin Ritchie
         ----------------------------
         William Martin Ritchie                                   Director


         /s/ Alan Hardie
         ----------------------------
         Alan Hardie                                              Director


         /s/ Frank Russo
         ----------------------------
         Frank Russo                                              Director


         /s/ Vincent Curatolo
         ----------------------------
         Vincent Curatolo                                         Director


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

         REVENUE RECOGNITION POLICY
         The Company records revenue from product sales to end users, value-added resellers (VARs) and original equipment manufacturers
         (OEMs) upon shipment if no significant vendor obligations exist and collectibility is probable. Generally, no significant vendor obligations exist upon shipment of the product. Maintenance contracts are sold separately and maintenance revenue is recognized on a straight-line basis over the period the service is provided, generally one year.

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

            16.1(1) Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

            23.1        Consent of PricewaterhouseCoopers LLP

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

            (1) Incorporated by reference to the Company's annual report on Form 10-KSB filed on June 29, 2001