Form 10QSB/A
period 2001-12-31
ION NETWORKS INC
filed 2002-06-21
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
 ---
/ X /      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----       ACT OF 1934

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

Yes ___                          No   X
                                    -----

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2001


PART I.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----
Item 1.   Condensed Consolidated Financial Information                       2

          Condensed Consolidated Balance Sheets as of December 31, 2001
               and March 31, 2001 (Unaudited)                                3

          Condensed Consolidated Statements of Operations for the Three
                and Nine Months ended December 31, 2001 and 2000             4
               (Unaudited)

          Condensed Consolidated Statement of Stockholders' Equity
               for the Nine Months ended December 31, 2001 (Unaudited)       5

          Condensed Consolidated Statements of Cash Flows for the Nine
               Months ended December 31, 2001 and 2000 (Unaudited)           6

Notes to Condensed Consolidated Financial Statements (Unaudited)             7

Item 2.              Management's Discussion and Analysis                   12

PART II.   OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                                  19

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

SIGNIFICANT ACCOUNTING POLICIES - The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

REVENUE RECOGNITION - The Company recognizes revenue from product sales at the time of shipment and passage of title. We do not offer our customers the right to return products, however the Company records warranty costs at the time revenue is recognized. Management estimates the anticipated warranty costs but actual results could differ from those estimates. Maintenance contracts are sold separately and maintenance revenue is recognized on a straight-line basis over the period the service is provided, generally one year.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE - Accounts receivable are reduced by an allowance to estimate the amount that will actually be collected from our customers. Many of our customers have been adversely affected by economic downturn in the telecommunications industry. If the financial condition of our customers were to materially deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

INVENTORY OBSOLESCENCE RESERVES - Inventories are stated at the lower of cost (average cost) or market. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If our estimate of future demand is not correct or if our customers place significant order cancellations, inventory reserves could increase from our estimate. We may also receive orders for inventory that has been fully or partially reserved. To the extent that the sale of reserved inventory has a material impact on our financial results, we will appropriately disclose such effects. Our inventory carrying costs are not material; thus we may not physically dispose of reserved inventory immediately.

IMPAIRMENT OF SOFTWARE DEVELOPMENT AND PURCHASED SOFTWARE COSTS - The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product, or both, may be reduced significantly in the near term (due to competitive pressures). As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

We record impairment losses on capitalized software and other long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our estimates.

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

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On October 8, 2001, the Company issued 2,000,000 shares of Common Stock to its CEO at a price of $.13 per share, in connection with the CEO's employment agreement and pursuant to a restricted stock grant. The total aggregate purchase price was $340,000, and was paid through the issuance of promissory notes by the Company's CEO in favor of the Company The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     On October 17, 2001, the Company issued 600,000 and 300,000 shares of Common Stock to its COO and CTO, respectively, at a price of $.31 per share, in connection with their respective employment agreements and pursuant to restricted stock grants. The total aggregate purchase price was $186,000 and $93,000, respectively, and was paid through the issuance of promissory notes by the Company's COO and CTO, respectively, in favor of the Company. The issuance of these shares was exempt from registration pursuant to Rule 506 promulgated under Section 4(2) of the Act.

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

DATE: June 20, 2002


                                 ION NETWORKS, INC.


                                 /s/ Kam Saifi
                                 ---------------------------------------------
                                 Kam Saifi, Director, Chief Executive Officer, President and Interim Principal Financial Officer