Form 10KSB
period 2002-03-31
ION NETWORKS INC
filed 2002-07-01
CIK 754813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended March 31, 2002

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ____________ to ____________

                          Commission File No.: 0-13117

                               ION NETWORKS, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware
(State or Other Jurisdiction of                         22-2413505
Incorporation or Organization)              (IRS Employer Identification Number)

1551 South Washington Avenue, Piscataway                  08854
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number, including area code:  (732) 529-0100

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

The issuer's revenues for its most recent fiscal year totaled $7,312,235.

The aggregate market value of voting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the "Common Stock") on June 19, 2002 of $0.40, as reported on the NASDAQ National Market was approximately $6,701,419. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 25,138,001 shares of Common Stock outstanding as of June 19, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                Information Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to, the recent introduction and the costs associated with, a new family of products; dependence on the acceptance of this new family of products; uncertainty as to the acceptance of the Company's products generally; risks related to technological factors; potential manufacturing difficulties; uncertainty of product development; uncertainty of adequate financing; dependence on third parties; dependence on key personnel; competition; a limited customer base; risk of system failure, security risks and liability risks; risk of requirements to comply with government regulations; vulnerability to rapid industry change and technological obsolescence; and general economic conditions. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative or other variations of these words, or other comparable words or phrases. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

                                     PART I

Item 1: Description of Business

Overview

     ION Networks, Inc ("ION" or the "Company") designs, develops, manufactures and sells infrastructure security and management products to corporations, service providers and government agencies. The Company's hardware and software products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION's infrastructure security solution operates in the IP, data center, telecommunications and transport, and telephony environments and is sold by a direct sales force and indirect channel partners mainly throughout North America and Europe.

     As organizations become more interconnected and dependent on networks such as the Internet, they are increasingly being exposed to a widening range of cyber-threats. These attacks occur despite the wide spread deployment of information security technologies, suggesting that it is not sufficient to only protect the electronic perimeter of an organization. With the most damaging security breaches increasingly appearing within the boundaries of organizations, Infrastructure Security has become one of the newest components of electronic security strategies. Infrastructure Security focuses on protecting the critical infrastructure devices that support the transfer, storage, and processing of business applications and information. Infrastructure security also provides a method by which the tools used to manage these devices, and the administrators who keep these devices running smoothly, are protected against the threat of attack from the outside.

     The ION Secure /TM/ product suite provides ION customers with comprehensive infrastructure security including secure access, authentication, authorization, audit and administrative functions that we believe form a highly scalable, robust, reliable, easy-to-use and cost-effective secure management portal. ION solutions include ION Secure PRIISMS centralized management software, 3000 and 5000 series security appliances, and 500 series security tokens. These solutions are based on ION proprietary software and hardware developed and maintained by the Company. ION infrastructure security solutions use the same single-purpose embedded ION Secure Operating System (ISOS) software on all security appliance models, with the goal of simplifying the management of thousands of IT and telecommunications infrastructure devices such as servers, routers, LAN switches, PBXs, messaging systems and multiplexers. ION solutions are designed to enable administrators to securely configure, troubleshoot and manage geographically dispersed infrastructure devices from central operations centers, reducing costly on-site visits, service disruptions and skilled personnel requirements. ION infrastructure security solutions can be used in a variety of networks including TCP/IP-data, PBX-telephony, telecommunications and data centers ranging in size from one to thousands of infrastructure devices. ION solutions are designed to be fully compatible with information security solutions offered by, among others, Cisco, Checkpoint and Nortel Networks.

     ION's infrastructure security solutions are distributed via three distinct channels: (i) a direct sales force, (ii) indirect channels, such as Value Added Resellers (VARs) and (iii) Original Equipment Manufacturers (OEMs). Services revenue is typically generated from integration and maintenance services in conjunction with the sale of ION solutions. As of March 31, 2002, ION has sold more than 40,000 infrastructure security appliances worldwide.

     ION Networks, Inc. is a Delaware corporation founded in 1999 through the combination of two companies, MicroFrame, Inc. (originally founded in 1982), a New Jersey corporation and SolCom Systems Limited (originally founded in 1994), a Scottish corporation located in Livingston, Scotland. In 1999, the Company expanded its technology base through the purchase of certain assets of LeeMAH DataCom Securities Corporation. References in this document to "we," "our," "us," and "the Company" refer to ION Networks, Inc. Our principal executive offices are located at 1551 South Washington Avenue, Piscataway, New Jersey 08854, and our telephone number is (732) 529-0100.

Industry Background

Pervasive Use of Corporate Security to Protect Employees and Business Assets

     ION believes that a key factor to the long-term success and competitive advantage of any business is its ability to protect its people and assets from all types of security threats. Many businesses have implemented some type of corporate security strategy that physically protects employees and business assets from outsiders who may seek to harm individuals, steal proprietary information, or disrupt the operations of an organization.

Wide Acceptance of Information Security to Protect Business Applications and Information

     As organizations become more interconnected and dependent on networks such as the Internet, they are increasingly being exposed to a widening range of cyber-threats -- threats that we believe transcend the need for physical access in order to cause damage to a business. We believe that computer crime is projected to grow by an estimated 230% in 2002, based on estimates from publications by research firms that analyze IT security and related costs. To counter these cyber-threats, organizations are seeking to secure corporate user access, business applications and information with information security strategies designed to protect the electronic doorways into an organization. Increasingly, businesses are deploying information security solutions that protect against outsiders -- people such as hackers without any legitimate access -- through the use of security tokens for user authentication, intrusion detection systems to identify attackers and firewalls to restrict remote access to corporate networks and systems.

Growing Impact of Insider Security Threats

     While outsider threats present a significant challenge to organizations, the Computer Security Institute and the FBI have reported that outsiders account for fewer than half of the reported information security incidents in the United States, although the number of such incidents continues to rise. These reports estimated the average cost of successful attacks by outsiders to be $56,000. By contrast, the average cost of malicious acts by insiders was estimated to be $2.7 million. Interestingly, these attacks occurred despite the wide spread deployment of information security technologies, suggesting that simply protecting the electronic perimeter of an organization has not slowed the pace of real losses from security threats.

Increasing Need to Protect the "Electronic Interior" of Businesses -- Infrastructure Security

     According to a survey by the American Society for Industrial Security
(ASIS) and Price Waterhouse Coopers, the majority of serious security breaches occur at the hands of people with some degree of legitimate access, ranging from current employees to former employees, customers, and contractors. Much of the focus on information security solutions has revolved around policing the general user population. We believe that the users with the greatest potential to cause harm are IT administrators themselves, because they know where the most critical information is kept and how to bypass safeguards. Administrators (and intruders who gain administrator privileges) likely have the access, authorization and knowledge necessary to cause significant damage to any organization.

     We believe that there is a growing trend of outsourcing IT professionals for services that are not core to a business, thereby creating an ever-changing climate where organizations know less and less about the backgrounds and intentions of their IT administrators. Therefore, organizations are increasingly exposed to potentially significant financial and productivity losses unless the most empowered users and access to administrative functions are adequately restricted and monitored. Information security strategies cannot be effective unless administrative services are protected through the implementation of infrastructure security strategies that safeguard infrastructure devices such as servers, routers, LAN switches, PBXs, messaging systems and multiplexers.

     We believe that many of today's most damaging security threats are appearing within the boundaries of organizations, forcing organizations to extend their security protection inward from the perimeter. Infrastructure Security, a new component in the electronic security domain, focuses on protecting the critical infrastructure devices that support the transfer, storage, and processing of business applications and information.

     We estimate the number of potentially vulnerable infrastructure devices that may require protection by an infrastructure security solution across our addressable markets to be in excess of 100 million worldwide. This largely untapped need to protect infrastructure devices provides ION with what we estimate to be a significant market opportunity.

The ION Networks Solution

     The ION infrastructure security solution consists of ION Secure PRIISMS software and ION Secure 3000 and 5000 series appliances for centralized security policy management and distributed security policy enforcement. Together, PRIISMS centralized management software and the security appliances form a secure management portal to critical infrastructure devices. ION solutions also provide a variety of management features for improving administrator productivity and mediating alarms from these infrastructure devices. ION has refined its infrastructure security solution by adding custom features specific to a wide range of infrastructure devices. ION Secure 3000 and 5000 series security appliances also support management of discrete alarms for the physical environment surrounding infrastructure devices such as doors, lighting, air conditioners or diesel generators and monitoring environmental conditions including temperature, humidity, fire and water conditions.

     The ION Secure product suite is intended to provide our customers with the following key benefits:

     A Complete Infrastructure Security Solution. We believe ION offers one of the most complete, commercially available solutions in our industry for securely managing infrastructure devices. We have taken a broad approach to infrastructure security and developed a product suite that protects administrative services with one unified solution by providing secure:

o Access -- ION solutions are designed so that administrators can only gain access to infrastructure devices through the network connectivity provided by ION Secure PRIISMS software and ION Secure 3000 and 5000 series security appliances that together form a secure management portal. PRIISMS provides a single point of entry into the secure management portal for administrators utilizing Secure Shell (SSH), Point-to-Point Tunneling Protocol (PPTP) and Telnet. Access to PRIISMS is only granted based on strong multi-factor authentication of administrators. PRIISMS servers are typically colocated in Network Operations Centers along with enterprise management and operational support systems. ION Secure 3000 and/or 5000 series security appliances are deployed throughout an organization's network to protect against unauthorized access to infrastructure devices. ION Secure PRIISMS software and ION Secure 3000 and 5000 series security appliances provide infrastructure access protection by forcing all administrative traffic through a secure management network using one or both of the following methods: (i) TCP/IP based Virtual Private Networks (IP-VPNs) with firewall services and encrypted VPN IPSec tunnels and (ii) Virtual Private Dial-up Networks (VPDNs) over public switched telephone networks.

o Authentication -- ION infrastructure security solutions combine strong multi-factor authentication with "single sign-on" to the secure management portal. Administrative sessions require the use of ION hardware or software security tokens that use two-factor authentication. PRIISMS provides a single sign-on environment for all administrative applications. Single sign-on means that administrators need only log into PRIISMS once to easily gain secure access to the infrastructure devices they are tasked with managing. ION 3000 and 5000 series security appliances support the same strong authentication mechanisms as PRIISMS. Whether connecting through an IP-VPN or VPDN, multi-factor authentication is required for administrators to communicate with every ION security appliance. Private key management services are integrated into ION infrastructure security solutions in order to ease deployment of PRIISMS and security appliances.

o Authorization -- ION infrastructure security solutions provide extensive security policy management capabilities for controlling administrator actions. Policies are centrally managed via ION Secure PRIISMS software at the user or group level with distributed policy enforcement handled by the 3000 and 5000 series security appliances. ION Secure PRIISMS multi-level authorization restricts administrator access to specific infrastructure devices, as well as prohibits the issuing of specific commands. Multi-level authorization services are intended to provide tight control over the specific commands that can be issued by administrators via command filtering.

o Audit -- ION Secure PRIISMS software and 3000 and 5000 series security appliances are designed to maintain detailed audit trails on administrator activities, infrastructure devices and security appliance health. ION security appliances maintain extensive logs on administrative sessions including administrator authentication success, failure and connection histories. The entire history of each administrative session can be captured down to the characters entered by an administrator. Command filters can be utilized to restrict which commands an administrator may enter to control an infrastructure device. ION security appliance logs are protected from tampering and can maintain the history of administrative sessions.

o Administration -- ION Secure PRIISMS software provides directory services for assigning authentication methods and privileges to users and groups and the logical partitioning of authorized infrastructure device views. Once authenticated into PRIISMS, administrators can only see and manage assigned infrastructure devices. In addition, centralized management of ION security appliances via PRIISMS simplifies the installation, configuration and upgrade of the ION Secure Operating System (ISOS) on remote ION security appliancesThe ION Secure 3000 and 5000 series appliances provide a wide range of management services such as alarm mediation, remote diagnostics, and task automation. In addition, messages from non-standard managed infrastructure devices can be converted to Simple Network Management Protocol (SNMP) traps and sent to PRIISMS for centralized viewing and forwarding to third party enterprise management and operational support systems. Network and port-level diagnostic utilities can also be used by administrators to remotely troubleshoot infrastructure devices. The automation of administrative tasks can be implemented both in PRIISMS and ION security appliances. Action triggers can be set for automating common tasks such as event notification via SNMP trap, pager or e-mail, the power recycling of infrastructure devices, or the uploading of logs from ION security appliances. ION security appliances also provide a native scripting (computer programming) language and task scheduler that can run these scripts based on an alarm, date or time for custom automation requirements.

Low Total Cost of Ownership. The ION solution is designed to minimize the purchase, installation and maintenance costs of infrastructure security. The list prices for our infrastructure security appliances currently begin at $3,125 and scale up with products and features that address a wide array of customer requirements. Many studies have shown that the complex systems integration of multiple security products is a significant component of the total cost of implementing security solutions. We believe that our cost-effective, integrated solution, consisting of easy-to-manage security appliances and management software, enables customers to avoid the expense of costly systems integration that may otherwise be required to implement and maintain an effective infrastructure security solution.

Rapid Return on Investment. ION solutions help protect against the growing threat of security breaches that can result in among other losses, significant financial losses and legal liabilities, lost productivity, poor network availability, brand defamation, and theft of proprietary information. ION solutions enable customers to centrally perform administrative functions that otherwise may require a dispatch of an administrator to a remote location. Fewer service calls reduce the need for having costly technical personnel on staff.

Ease of Installation and Use. The ION Secure product family delivers plug-and-play appliances designed for easy installation and use. Installation involves simply connecting an ION security appliance to the network, and providing nothing more than a network address. Appliances can be remotely configured through ION PRIISMS centralized management software, including software upgrades and configuration of new software features.

ION Networks Products and Services

     ION Networks provides a complete infrastructure security solution that includes secure access, authentication, authorization, audit and administration functions that form a secure management portal for managing infrastructure devices. The ION Secure infrastructure security solution is based on centralized security policy management and distributed security policy enforcement. It consists of centralized ION Secure PRIISMS software and distributed ION Secure 3000 and 5000 series security appliances forming a secure management network. We also provide training, consulting and support services to our customers and distribution partners.

     ION Secure PRIISMS Centralized Management Software. PRIISMS provides centralized, 24x7 surveillance and provisioning across the entire suite of ION Secure 3000 and 5000 security appliances, resulting in the simplified management of thousands of infrastructure devices. Through its web-based user interface, PRIISMS enables administrators to configure, troubleshoot and manage geographically dispersed critical infrastructure devices from central operations centers, thereby reducing the cost and time required for remote appliance maintenance, security administration, data collection and reporting. Key features include:


o Global View With Single Sign-on: Proactively monitor ION security appliances from central network operations centers. Administrators can securely log into PRIISMS once instead of logging into each individual appliance.

o Multi-factor Authentication: Utilize a number of security measures to protect infrastructure devices, including the ability to lock out a specific administrator across the network in seconds. This feature requires the use of ION Secure tokens.

o Centralized Alarm Notification and Logging: Simultaneously view alarms and events within PRIISMS for ION security appliances and infrastructure devices.

o Centralized Provisioning and Job Scheduling: Centrally manage the scheduling of jobs for managing configuration files and software updates.

o Automatic Backups: Automatically back up configuration files for all ION security appliances on the network to PRIISMS servers.

o Real-time Inventory and Status: Track system health to ensure that ION security appliances and infrastructure devices are running properly 24 x 7.

o Multi-level Authorization: Use security policies to enforce strict control over administrators' actions when accessing infrastructure devices.

     ION Secure 3000 Series. The ION Secure 3100, 3200 and 3300 security appliances provide advanced security measures and combine console, alarm and sensor management functions into a single centrally manageable solution. With support for up to 28 console ports, up to 80 contact closures, 1 LAN Ethernet interface and 2 WAN interfaces in a single platform, the 3000 series protects user access and control for a wide variety of infrastructure devices requiring out-of-band or VPDN access.

     ION Secure 5000 Series. The ION Secure 5010 supports the same ISOS features as the 3000 series, providing support for 4 console ports, 1 external IP router interface, 3 internal LAN Ethernet interfaces, and 2 WAN interfaces. It has an integral VPN router to securely carry administrative traffic through an intranet or a public network via IP-VPN connectivity. It also includes advanced security measures and combines console, alarm and sensor management functions in a single centrally manageable solution.

     ION Secure 500 Series Tokens. ION Secure 510 hardware and 520 software security tokens are as simple to use as entering a password, but much more secure. Each user is assigned an ION Secure token that generates a new, unpredictable pass code every time a user desires to request remote access to ION PRIISMS. ION Secure authentication requires very few steps and authorized users are positively identified within seconds. Employees, business partners and customers can use ION Secure tokens whether local, remote or mobile.

Wide Range of Protected Infrastructure Devices

ION infrastructure security solutions protect a growing variety of infrastructure devices provided by leading IT and telecommunications network and system vendors, including vendors of:

o  Access Servers                         o  Multi-Service Switches
o  Application Servers                    o  Optical Switches
o  Bus & Tag Channel Extenders            o  PBXs (Switched & IP)
o  Call Management Systems                o  Power Protection Systems (UPS)
o  Carrier Grade Multi-Service Switches   o  Routers
o  Cellular Switches                      o  SONET Switches
o  CSU/DSUs                               o  SS7 Switches
o  DSLAMs                                 o  Storage Area Networks
o  Integrated Access Devices              o  Terminal Servers
o  LAN Switches                           o  Various Types of PC Class Servers
o  Mail Servers                           o  Various Types of UNIX Class Server
o  Messaging Servers                      o  Wireless Switches


Strategy

     Our goal is to extend our market position to remain one of the industry leaders for infrastructure security solutions for service providers, corporations and government agencies. Key elements of our strategy include:

     Extend Our Market Position in Infrastructure Security. We believe that we are establishing a growing market position as a provider of infrastructure security solutions designed for our target markets by offering an integrated, robust, reliable, easy-to-use suite of products at attractive prices. We intend to continue to focus our product development efforts, distribution strategies and marketing programs to satisfy the growing needs of these markets. We believe that many of the current infrastructure security offerings of other vendors are expensive, incomplete, technically complex and generally unable to satisfy these target markets.

     Develop New Products and Reduce Manufacturing Costs. We intend to use our product design and development expertise to expand our product offerings and reduce our manufacturing costs. We believe that new product offerings and associated cost reductions will strengthen our market position and assist us in penetrating new markets.

     Establish the ION Networks Brand. We believe that strong brand recognition in our target markets is important to our long-term success. We intend to continue to strengthen our ION NetworksTM and ION SecureTM brand names through industry trade shows, our web site, advertising, direct mailings to both our resellers and our end-users, and public relations. The continued development of our reputation as a comprehensive, reliable, easy-to-use and cost effective infrastructure security vendor will contribute to our sales efforts.

     Expand Our Direct Channel. We intend to continue to build and expand our base of direct relationships with customers through additional marketing programs and increased targeted advertising.

     Expand Our Indirect Channels. Our distribution channels are currently in place to serve ION target markets. We have begun to penetrate these markets by partnering with value-added resellers who sell our solutions in seven countries. We intend to continue to build and expand our base of indirect channel relationships through additional marketing programs and increased targeted advertising.

     Expand Strategic Original Equipment Manufacturer Relationships. By entering into original equipment manufacturer ("OEM") arrangements to sell our products, we intend to build upon the brand awareness and worldwide channels of major networking and telecommunications equipment suppliers to further penetrate our target markets.

Customers

     125 customers purchased ION Secure solutions in fiscal year ended March 31, 2002 and our products are now deployed in over 10,000 locations. As of March 31, 2002, ION has sold more than 40,000 infrastructure security appliances. Historically, our largest customers have been service providers primarily in the United States and in Europe. See also Risk Factors, "We rely on several key customers for a significant portion of our business, the loss of which would likely significantly decrease our revenues" on page 12. However, over the last two quarters we have begun to diversify away from our traditional customer base and continue to introduce products that lend themselves to the evolving needs of an expanding number of markets. ION has begun to penetrate the corporate market and, in particular, the financial services sector including institutions such as Wells Fargo, Fortis Bank of Belgium and others. We believe our recent success in the financial services sector is evidence of the flexibility of ION Secure solutions.

ION customers can be categorized based on three market segments: Corporations, Service Providers and Government Agencies:

     Corporations. The Corporate market consists of non-governmental organizations that do not provide goods or services from a network infrastructure, but rather use their network infrastructure as a platform to provide their own goods or services. There are many sectors in the corporate market, including, but not limited to, banking, financial services, insurance, energy, manufacturing, retailers, pharmaceuticals, healthcare, technology and transportation. Representative ION customers in the corporate market for the fiscal year ended March 31, 2002 include: AIG, First National Bank of Omaha, Chicago Stock Exchange, Chubb Financial Services, Coca Cola Enterprises, Deutsche Bank, Entergy, Ericcson, Wachovia, Florida Power and Light, Fortis Bank, Intel, Kaiser Permanente, MayoClinic, Neuberger Berman, Nortel, Oracle, and Wells Fargo.

     Service Providers. The service provider market consists of businesses that use their network infrastructure to provide services to their customers, including specific sectors such as (i) transport service providers that provide voice, data, and long-distance transport of telephone and data services, including ILECs, CLECs, long-distance carriers, cable telephony, and optical network providers; (ii) managed service providers that provide network infrastructure, managed services, and managed network services, including Internet Data Centers, ISPs and ASPs; (iii) broadband service providers that provide wire line-based broadband services to residential and business customers. Broadband services include DSL, CATV, cable modems, VoD (Voice over Data) and VoIP (Voice over IP) services; and (iv) wireless service providers that provide wireless voice and data services. This includes mobile/cellular, wireless data, satellite, and wireless LAN services. Representative ION customers in the service provider market for the fiscal year ended March 31, 2002 include: BT, Cablevision, GTI, KPN and Verizon.

     Government Agencies. The Government market consists of governmental agencies that do not provide services from a network infrastructure, but rather use their network infrastructure as a platform to provide their own goods and services. There are many sectors in the government market, including, but not limited to, federal and national agencies, military, state agencies, local agencies, police departments, fire departments, and emergency services. Representative ION customers in the government market for the fiscal year ended March 31, 2002 include various domestic and foreign government agencies.

Sales and Marketing

     Our sales and marketing efforts focus on successfully penetrating the corporate, service provider and government agency markets. Our marketing programs promote ION Networks and ION Secure brand awareness and reputation as a highly scalable, robust, reliable, easy-to-use and cost-effective infrastructure security solution. We try to strengthen our brand through a variety of marketing programs which include on-going public relations, our web site, advertising, direct mail, industry and regional trade shows and seminars. We intend to continue expanding and strengthening our direct and indirect channel relationships through additional marketing programs, additional marketing staff and increased promotional activities.

     Direct Sales. On March 31, 2002, the Company's sales force stood at 17. In fiscal year ended March 31, 2002, ION had over 125 customers with products located at more than 10,000 locations worldwide. We believe that ION solutions are ideally suited for both direct sale to customers and indirect channels where it is not economically efficient for us to sell directly to the end users of our products. In the fiscal year ended March 31, 2002, approximately 67% of ION revenue came from direct sales.

     Indirect Sales/Channel Partners. We also market and sell our solutions via indirect channels through a distribution structure of Value Added Resellers
(VARs) or Channel Partners in the United States and in Europe. VARs accounted for approximately 21% of our total revenue for the fiscal year ended March 31, 2002. Our VAR agreements are non-exclusive. Representative U.S. and international indirect channel partners include: Siemens (U.S.), Bomara (U.S.), SafeLink (Sweden), TrueCom (Netherlands), Systeam (Germany), CreaNORD (Finland), Elexo (France).

     We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units and training. We also participate in regional press tours, trade shows and seminars. International distributors include TrueCom in the Netherlands, Elexo in France and CreaNORD in Finland.

     Original Equipment Manufacturers (OEMs). We enter into select original equipment manufacturer relationships in order to take advantage of the channels of well-established companies that sell into our target markets. We believe these channels expand our overall market while having a minor impact on our own indirect channel sales. The terms of our agreements with these customers are variable and can generally be cancelled under certain conditions. In the fiscal year ended March 31, 2002, our original equipment manufacturer revenue accounted for approximately 12% of total revenue.

     Geographic Distribution. We divide our sales organization regionally into two territories: the United States and Canada; and Europe, the Middle East and Africa. Regional sales representatives manage our relationships with our network of channel partners, sell to and support key customer accounts, and act as a liaison between our indirect channels and our marketing organization. We also have an internal sales staff that supports the indirect channel, and a dedicated business development organization whose primary responsibilities are identifying, promoting and managing strategic relationships to sell our solutions with industry leaders and original equipment manufacturers.

Approximately 72% of ION's sales were in the United States and 28% elsewhere for the fiscal year ended March 31, 2002. (Refer to Note 12 in the Company's Consolidated Financial Statements.)

Customer Service and Technical Support

     We offer our customers a comprehensive range of support services under the ION SecureCare brand that includes electronic support, product maintenance and personalized technical support services on a worldwide basis. Our technical support staff is located in Piscataway, New Jersey with field representatives located around the world.

     Our ION SecureCare offering includes ION 24x7 support. This support offering provides replacement for failing hardware, telephone and/or web-based technical support and software updates. Incentive programs are offered to ION SecureCare customers to provide added benefits for upgrading to newer products.

Competition

     The market for infrastructure security solutions is worldwide and highly competitive, and we expect competition to intensify in the future. Competitors can be generally categorized as either: (i) information security vendors who provide high performance, security point products, or (ii) suppliers of network management appliances that provide limited infrastructure security features. Many of these solutions require additional security products in order to implement a comprehensive infrastructure security solution. Current and potential competitors in our markets include, but are not limited to the following companies, all of which sell worldwide or have a presence in most of the major markets for such products:

o Security software vendors such as RSA Security, Check Point Software and Symantec;

o Network equipment manufacturers such as Cisco, Lucent Technologies, Nortel Networks;

o    Computer or network component manufacturers such as Intel;

o Operating system software vendors such as Microsoft, Novell and Sun Microsystems;

o    Security appliance suppliers such as SonicWall and NetScreen Technologies;
     and

o Low cost management-only appliance vendors, which may include limited infrastructure security functionality.

     Many of our competitors have generally targeted large organizations' information security needs with VPN, firewall and 3A (Authorization, Authentication and Audit) products that range in price from under one thousand to hundreds of thousands of dollars. These offerings may increase competitive pressure on some of our solutions, resulting in both lower prices and gross margins. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.

Sources And Availability Of Materials

     The Company designs its security appliances utilizing readily available parts manufactured by multiple suppliers and relies on and intends to continue to rely on these suppliers. Our principal suppliers are XeTel Corporation, Da-Tech Corporation and Youngtron. The Company has been and expects to continue to be able to obtain the parts required to manufacture its products without any significant interruption or sudden price increase, although there can be no assurance that it will be able to continue to do so.

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

Dependence On Particular Customers

     Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. In general, the Company cannot predict with certainty, which large customers will continue to order. The loss of any of these large customers, or the failure to attract new large customers, could have a material adverse effect on the Company's business.

Intellectual Property, Licenses And Labor Contracts

     The Company holds no patents on its technology. Although it licenses some of its technology from third parties, the Company does not consider any of these licenses to be critical to its operation.

     The Company has made a consistent effort to minimize the ability of competitors to duplicate the software technology utilized in its solutions. However, the possibility of duplication of its products remains, and competing products have already been introduced.

Governmental Approvals And Effect Of Governmental Regulation

     The Company's solutions may be exported to any country in the world except those countries restricted by the anti-terrorism controls imposed by the Department of Commerce. These anti-terrorism controls prohibit the Company from exporting some of its solutions to Cuba, Libya, Iran, Iraq, North Korea, Sudan and Syria without a license. As with all U.S. origin items, the Company's solutions are also subject to the Bureau of Export Administration's ten general prohibitions that restrict exports to certain countries, organizations, and persons.

     As required by law or demanded by customer contract, the Company obtains approval of its solutions by Underwriters' Laboratories. Additionally, because many of the products interface with telecommunications networks, the Company's products are subject to several key Federal Communications Commission ("FCC") rules requiring FCC approval.

     Part 68 of the FCC rules contains the majority of the technical requirements with which telephone systems must comply in order to qualify for FCC registration for interconnection to the public telephone network. Part 68 registration requires telecommunication equipment interfacing with the public telephone network to comply with certain interference parameters and other technical specifications. FCC Part 68 registration for ION's products has been granted, and the Company intends to apply for FCC Part 68 registration for all of its new and future products.

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

Research And Development Activities


     The Company believes the current R&D staff of 10 employees will be sufficient to allow it to keep up with technology advances for the foreseeable future.

     The current staff has successfully completed and released the new ION Secure 5010 security appliance and related PRIISMS and ISOS software releases. This product provides ION Networks with the ability to address a more diverse IP based network market due to its ability to provide connectivity across secure IP tunnels by utilizing integrated VPN router technology.

     As a result of the changes implemented in the last fiscal year, research and development spending was reduced from $2,126,246 in FY2001 to $891,542 in FY2002.

Employees

     As of June 19, 2002, the Company had 59 employees, all of whom are full-time employees, and of which 13 are technical personnel, 31 are in sales, marketing and support, 4 are in production, and 11 are in executive, financial and administrative capacities. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

Risk Factors

We are vulnerable to technological changes, which may cause our products and services to become obsolete which could materially and negatively impact our cash flow.

     Our industry experiences rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, more advanced products produced by competitors could erode our position in existing markets or other markets that they choose to enter. It is difficult to estimate the life cycles of our products and services, and future success will depend, in part, upon our ability to enhance existing products and services and to develop new products and services on a timely basis. We might experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services. New products and services and enhancements might not meet the requirements of the marketplace and achieve market acceptance. If these things happen, they would materially and negatively affect cash flow, financial condition and the results of operations.

Hardware and software incorporated in our products may experience bugs or "errors" which could delay the commercial introduction of our products and require time and money to alleviate.

     Due to the complex and sophisticated hardware and software that is incorporated in our products, our products have in the past experienced errors or "bugs" both during development and subsequent to commercial introduction. We cannot be certain that all potential problems will be identified, that any bugs that are located can be corrected on a timely basis or at all, or that additional errors will not be located in existing or future products at a later time or when usage increases. Any such errors could delay the commercial introduction of new products, the use of existing or new products, or require modifications in systems that have already been installed. Remedying such errors could be costly and time consuming. Delays in debugging or modifying products could materially and adversely affect our competitive position.

There is potential for fluctuation in our quarterly and annual operating results, which could cause the price of our Common Stock to significantly decrease.

     In the past, we experienced fluctuations in our quarterly and annual operating results and we anticipate that such fluctuations will continue. Our quarterly and annual operating results may vary significantly depending on a number of factors, including:

o    the timing of the introduction or acceptance of new products and services;

o    changes in the mix of products and services provided;

o    long sales cycles;

o    changes in regulations affecting our business;

o increases in the amount of research and development expenditures necessary for new product development and innovation;

o    changes in our operating expenses;

o    uneven revenue streams; and

o    general economic conditions.

     We cannot assure you that our levels of profitability will not vary significantly among quarterly periods or that in future quarterly periods our results of operations will not be below prior results or the expectations of public market analysts and investors. If this occurs, the price of our common stock could significantly decrease. See also Risks Associated with Our Securities, "There is potential for fluctuation in the market price of our securities" page 13.

In the past we have experienced significant losses and negative cash flows from operations. If these trends continue in the future, it could adversely affect our financial condition.

     We have incurred significant losses and negative cash flows from operations in the past. For the fiscal years ended March 31, 2001 and 2002, we experienced net losses of $16,676,666 and $6,929,379, respectively, and negative cash flows from operations of $7,086,246 and $5,026,038, respectively. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future and that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

If our expected revenues and assumptions are not met, we may need to raise additional capital, which may not be available. If we fail to raise additional capital, we may not be able to execute our business plan and growth strategy.

     Our business plan and growth strategy are dependent on our working capital. To the extent that expected revenue assumptions are not achieved, we will have to raise additional equity or debt financing and/or curtail certain expenditures contained in the current operating plans. We can not assure that our sales efforts or expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital, to generate sufficient cash flows to meet our obligations as they come due, our financial condition and results of operations may be materially and adversely affected.

We face significant competition and if we do not compete successfully, our results of operations may be adversely affected.

     We are subject to significant competition from different sources for our different products and services. We can not assure you that the market will continue to accept our hardware and software technology or that we will be able to compete successfully in the future. We believe that the main factors affecting competition in the network management business are:

o the products' ability to meet various network management and security requirements;

o    the products' ability to conform to the network and/or computer systems;

o    the products' ability to avoid becoming technologically outdated;

o the willingness and the ability of distributors to provide support customization, training and installation; and

o    the price.

     Although we believe that our present products and services are competitive, we compete with a number of large data networking, network security and enterprise management manufacturers which have financial, research and development, marketing and technical resources far greater than ours. Our competitors include RSA Security, Check Point Software, Symantec, Cisco, Lucent Technologies, Nortel Networks, Intel, Microsoft, Novell, and Sun Microsystems. Such companies may succeed in producing and distributing competitive products more effectively than we can produce and distribute our products, and may also develop new products which compete effectively with our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If our current or potential competitors were to use their greater financial, technical and marketing resources in our target markets and if we are unable to compete successfully, our business, financial condition and results of operations may be materially and adversely affected.

We have recently changed our marketing position, and introduced a new product which we expect to account for a significant portion of our revenues. If this product is not accepted by the market, our revenues and results of operations could be materially adversely affected.

     We recently changed our marketing position and focus from that of network management monitoring to that of network security. In connection with this change, we introduced a new product, the ION Secure 5010 in early February 2002. To date, we have only sold limited amounts of this new product and have not yet achieved marketplace acceptance. While we still generate revenues from our previously existing products, our continued revenue growth depends largely on the success of our new marketing position and product offerings. Therefore, if the ION Secure 5010 does not gain marketplace acceptance, our revenues could be negatively impacted, which in turn is likely to materially and adversely affect our business, financial condition and results of operations.

We may be unable to protect our proprietary rights, permitting competitors to duplicate our products and services, which could negatively impact our business and operations.

     We hold no patents on any of our technology. If we are unable to license any technology or products that we may need in the future, our business and operations may be materially and adversely impacted. However, we do not consider any of these licenses to be critical to our operations. We have made a consistent effort to minimize the ability of competitors to duplicate our software technology utilized in our products. However, there remains the possibility of duplication of our products, and competing products have already been introduced. Any such duplication by our competitors could negatively impact on our business and operations.

We rely on several key customers for a significant portion of our business, the loss of which would likely significantly decrease our revenues.

     Historically, we have been dependent on several large customers each year, but they are not necessarily the same every year. For the fiscal year ended March 31, 2002, our most significant customers were AT&T (approximately 15% of revenues), Avaya (approximately 12% of revenues), SBC (approximately 12% of revenues), Nortel (approximately 10% of revenues), and Siemens (approximately 6% of revenues). For the fiscal year ended March 31, 2001, our most significant customers were SBC (16% of revenues), Worldcom (12% of revenues), Rhythms (8% of revenues), Celestica (6% of revenues), and KPN (5% of revenues). In general, we cannot predict with certainty which large customers will continue to order. The loss of any of these large customers, or the failure to attract new large customers would likely significantly decrease our revenues and future prospects, which could materially and adversely affect our business, financial condition and results of operations.

All of our key customers are telecommunications companies. If the telecommunications industry continues to experience significant economic downturn, our sales could be adversely impacted.

     A significant portion of our revenues is generated from sales of our products and services to various telecommunications companies. During the last twelve to eighteen months, the telecommunications industry has endured a significant economic downturn. Telecommunications service providers have typically reduced planned capital spending, have reduced staff, and sought bankruptcy proceedings and/or ceased operations. Consequently, the spending cutback of these organizations has affected the Company through reduced product orders. The decline in product orders negatively impacted our revenues, resulting in significant operating losses and negative cash flows. If the telecommunications industry experiences further economic downturns, this could negatively impact our sales and revenue generation, and consequently have a material adverse effect on our business, financial condition and results of operations.

We depend upon key members of our employees and management, the loss of which could have a material adverse effect upon our business, financial condition and results of operations.

     Our business is greatly dependent on the efforts of our President and CEO, Mr. Kam Saifi, our Chief Operating Officer, Mr. Cameron Saifi, our Chief Technology Officer, Mr. David Arbeitel and our Chief Financial Officer, Mr. Ted Kaminer and other key employees, and on our ability to attract key personnel. Other than with respect to Messrs. K. Saifi, C. Saifi, Arbeitel and Kaminer, we do not have employment agreements with our other key employees. Our success depends in large part on the continued services of our key management, sales, engineering, research and development and operational personnel and on our ability to continue to attract, motivate and retain highly qualified employees and independent contractors in those areas. Competition for such personnel is intense and we cannot assure you that we will successfully attract, motivate and retain key personnel. While all of our employees have entered into non-compete agreements, there can be no assurance that any employee will remain with us. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and results of operations. Currently, we do not maintain "key man" insurance policies with respect to any of our employees.

We rely on several contract manufacturers to supply our products. If our product manufacturers fail to deliver our products, or if we lose these suppliers, we may be unable to deliver our product and our sales and revenues could be negatively impacted.

     We rely on three contract manufacturers to supply our products. If these manufacturers fail to deliver our products or if we lose these suppliers and are unable to replace them, then we would not be able to deliver our products to our customers. This could negatively impact our sales and revenues and have a material adverse affect on our business, financial condition and results of operations.

Our corporate charter and bylaws contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties.



     Our Certificate of Incorporation, as amended, and our Bylaws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages on an action brought by or in our right for breach of a director's duties to us or to our stockholders except in certain limited circumstances. In addition, our Certificate of Incorporation, as amended, and our Bylaws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. The Certificate of Incorporation and the Bylaws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage or deter stockholders or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit us and our stockholders.

RISKS ASSOCIATED WITH OUR SECURITIES

We do not anticipate the payment of dividends.

     We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in the operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

There is potential for fluctuation in the market price of our securities.

     Because of the nature of the industry in which we operate, the market price of our securities has been, and can be expected to continue to be, highly volatile. Factors such as announcements by us or others of technological innovations, new commercial products, regulatory approvals or proprietary rights developments, and competitive developments all may have a significant impact on our future business prospects and market price of our securities.

Shares that are eligible for sale in the future may affect the market price of our common stock.

     As of June 19, 2002, an aggregate of 2,499,122 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933 (Rule 144). These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. In addition, 2,682,548 shares are issuable pursuant to currently exercisable options, and 1,624,250 shares are issuable pursuant to currently exercisable warrants, including 1,120,000 of the shares registered hereby, which may be exercised for shares that may be restricted or registered, further adding to the number of outstanding shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Our common stock may be delisted from Nasdaq.

     The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the Nasdaq National Market and the Nasdaq SmallCap Market. The standards for continued listing on either market require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the stated requirement for thirty consecutive trading days, with a 90-day cure period, with respect to the Nasdaq National Market, and a 180-day cure period with respect to the Nasdaq SmallCap Market. Our Common Stock has traded below $1.00 since January 29, 2002, and on March 13, 2002, we received notice from Nasdaq stating that our Common Stock has not met the $1.00 continuing listing standard for a period of 30 consecutive trading days. While our Common Stock continues to be traded on the Nasdaq National Market, we have applied (within 90 days of the date of deficiency notice) for a transfer to the Nasdaq SmallCap Market in order to take advantage of the longer 180-day cure period. If we chose to transfer to the Nasdaq SmallCap Market and the price deficiency is cured during the 180-day period, and we otherwise continue to comply with the Nasdaq National Market maintenance standards, we could then transfer back to the Nasdaq National Market. There can be no assurance that we will satisfy the requirements for maintaining a Nasdaq National Market or SmallCap listing. If our common stock were to be excluded from Nasdaq, the prices of our common stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on Nasdaq.



Item 2: Description of Property

     The Company leases 26,247 square feet of space at 1551 South Washington Avenue, Piscataway, New Jersey, for its principal executive offices. This lease, which commenced on February 18, 1999, is for a term of ten (10) years with monthly rent payable by us to the landlord as follows: $555,911 for the first two years of the term; $595,291 for the next year of the term; $601,843 for the next year of the term; $654,337 for the next year of the term; $610,242 for the next two years of the term; and $662,736 for the remaining three years of the term. In accordance with the lease, the Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

     The Company also leases 245 square meters of office space in Antwerp, Belgium for its European operating headquarters. This lease provides for a monthly rental of (euro)2,832 per month as of March 31, 2002 and expires on July 31, 2005.

     In addition, the Company leases 0.298 hectare of space at SolCom House, Meikle Road, Kirkton Campus, Livingston EH547DE, Scotland. This lease provides for monthly rentals of (pound)3,583 and expires on August 31, 2011.

     The Company also leases approximately 5,600 square feet of space at 48834 Kato Road, Fremont, California in the Bedford Fremont Business Center. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows: $7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60.

Item 3: Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its properties are subject.

Item 4: Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of the security holders during the fourth quarter of fiscal year ended March 31, 2002.

                                     PART II

Item 5: Market For Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock, par value $.001 per share (the "Common Stock"), is listed on the NASDAQ National Market under the symbol "IONN". The following table sets forth the high ask and low bid prices of the Common Stock for the periods indicated as reported on the NASDAQ National Market.

  Fiscal Year 2002, Quarter Ending                 HIGH                  LOW
  --------------------------------                 ----                  ---
  June 30, 2001                                   $1.15                $0.57
  September 30, 2001                               0.79                 0.16
  December 31, 2001                                0.85                 0.08
  March 31, 2002                                   1.84                 0.65

  Fiscal Year 2001, Quarter Ending
  --------------------------------
  June 30, 2000                                  $31.00                $2.00
  September 30, 2000                               5.94                 2.00
  December 31, 2000                                3.06                 0.28
  March 31, 2001                                   3.00                 0.38

Recent Sales of Unregistered Securities

     On February 14, 2002, the Company issued an aggregate of 4,000,000 shares of Common Stock at a price of $0.87 per share, for an aggregate total consideration of $3,480,000. The shares were issued to a group of accredited investors pursuant to Rule 506 promulgated under the Securities Act of 1933.

Security Holders

     As of June 19, 2002 there were 391 holders of record of the Common Stock (not including beneficial owners of Common Stock held by brokers in street name).

Dividends

     The Company has not paid any cash dividends on its Common Stock during the two fiscal years ended March 31, 2002 and March 31, 2001. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

Item 6: Management's Discussion and Analysis or Plan of Operation

Overview

     ION Networks, Inc. (the "Company"), designs, develops, manufactures and sells infrastructure security and management products to corporations, service providers and government agencies. The Company's hardware and software products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION's products operate in the IP, data center, telecommunications and transport, and telephony environments and are sold by a direct sales force and indirect channel partners mainly throughout North America and Europe.


     The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). From the time of the merger in 1999 through the third quarter of fiscal 2002, the Company's principal objective was to address the need for security based network management solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of our revenues being generated from sales to various telecommunications companies. During the last twelve to eighteen months, the telecommunications industry has endured a significant economic downturn. Telecommunications service providers have typically reduced planned capital spending, have reduced staff, and sought bankruptcy proceedings and/or ceased operations. Consequently, the spending cutback of the organizations has affected the Company through reduced product orders. The decline in product orders negatively impacted our revenues, resulting in significant operating losses and negative cash flows. As a result, it is imperative for us to be successful in increasing our revenue, reducing costs, and/or securing additional funding in fiscal 2003 in order to continue operating as a going concern.

     During the third quarter of fiscal 2002, the Company reduced headcount by seventeen employees thereby reducing costs while retaining enough staff to sufficiently maintain the Company's existing technology and capitalize on new technological developments. Also in the third fiscal quarter of 2002, a new management team joined the Company and evaluated ION's revenue and expenditures, existing product suite, present customer base, and evolving addressable market. As a result of this evaluation, the Company refocused its product line from that of network management monitoring to that of infrastructure security, which was the original focus of MicroFrame prior to the merger with Solcom. We also added significant network features to the product to broaden the scope of the potential customer base, emphasizing enterprise infrastructure security. We identified additional enterprise markets that extend beyond the telecommunications industry and believe that successfully penetrating these additional markets could positively impact revenue, although there can be no assurance that these efforts will be successful. Additionally, in the fourth fiscal quarter of 2002, we received $3,480,000 in a private placement.

Results Of Operations

Fiscal Year 2002 (FY2002) Compared to Fiscal Year 2001(FY2001)

     Revenues for the year ended March 31, 2002 were $7,312,235 as compared with revenues of $11,676,547 for the year ended March 31, 2001, a decrease of approximately 37%. This decrease is attributable mainly to the reduction in the number of units sold in fiscal 2002. The Company sold mostly the ION Secure 3000 series security appliances (formerly called the Sentinel 2000) in both periods so there was no impact on revenue from a change in product mix. The overall downturn impacting the information technology and the telecommunications industry caused companies to severely cut capital expenditures during fiscal 2002. The Company's business historically has been dependent upon the expansion of these company's networks and therefore the decrease in revenues is a direct reflection of the environment in the industries. The Company's unit sales volumes decreased by approximately 1,100 units which contributed to approximately $2.5 million of the revenue decrease year over year. The Company's prices remained relatively consistent throughout most of fiscal 2002 as compared to fiscal 2001. The Company's cost of goods sold decreased to $3,484,132 for the year ended March 31, 2002 compared to $7,184,666 for the year ended March 31, 2001. Cost of goods sold as a percentage of sales decreased from 61.5% for the previous comparable fiscal period to 47.6% for this fiscal period. The decrease is due to the impact of additional provisions of approximately $1,549,099 that were established at various points during fiscal 2001, to recognize slow moving inventory. Without these reserves, cost of goods sold would have been 48.3% of sales in fiscal 2001.

     Research and development expenses, net of capitalized software development, decreased from $2,126,246 in the year ended March 31, 2001 to $891,542 in the current fiscal year, a decrease of 58%. The decrease of research and development expenditures in FY2002 as compared to FY2001 was a result of a significant headcount reduction during FY2001, from a high of 35 people to 8 at the end of FY 2001. FY2002 reflects the impact of this reduction for a full year. A substantial amount of the reduction was a result of stopping the research and development efforts on the discontinued products as well as the reduction in research and development activities that resulted from the completion of the development cycle on certain products. The Company believes that the annual research and development expenditures were reduced to an amount sufficient to support new releases and product updates for our existing product lines.

     Selling, general and administrative expenses decreased 31.6% from $11,870,263 for the year ended March 31, 2001 to $8,119,601 for the year ended March 31, 2002. Overall selling, general and administrative expenses have been reduced on a quarter-to-quarter basis throughout the fiscal year, as a result of the Company's cost reduction efforts.


     Depreciation and amortization was $1,852,090 for FY2002 compared to $3,742,450 for FY2001, a decrease of approximately 50.5%. Amortization expense for capitalized software decreased from $2,138,707 in fiscal 2001 to $828,032 in fiscal 2002, primarily as a result of management's decision during fiscal 2001 to abandon the products and the technology associated with the SolCom acquisition. The decision resulted in write-offs of $2,332,120 relating to this technology thereby decreasing the amortization expense for future periods.

     As a result of the Company's operating performance during the first six months of FY2002, the Company, during the third quarter of FY2002, announced the layoff of 17 employees to reduce its overhead expenses. The Company recorded approximately $217,467 of severance and termination related costs. Termination benefits of approximately $214,000 were paid during the third and fourth quarters of FY2002. All of the affected employees have left the Company as of March 31, 2002. As of April 30, 2002 the remaining termination benefits of $3,467 were paid.

     The Company had a loss before taxes of $6,905,015 for the year ended March 31, 2002 compared to a loss before taxes of $16,669,098 for the year ended March 31, 2001. The loss before taxes improved primarily as a result of the Company's cost reduction efforts and management's decision during year ended March 31, 2001 to abandon certain products and technology associated with the SolCom acquisition. At March 31, 2002 and March 31, 2001 the Company had federal and state net operating loss carryforwards of approximately $35.5 million and $27.4 million respectively. The expiration dates for its net operating losses range from the years 2011 through 2022. The net loss for the year ended March 31, 2002 was $6,929,379 compared to a net loss of $16,676,666 for the prior fiscal year.

Financial Condition And Capital Resources

     The Company's working capital balance as of March 31, 2002 was $5,040,922 as compared to $6,918,057 at March 31, 2001. This decline in working capital was due to continued operating losses generated throughout fiscal 2002, which was partially offset by $3,480,000 raised through the issuance of new shares in a private placement of 4,000,000 shares of Common Stock at a price of $0.87 per share.

     Net cash used in operating activities during FY2002 was $5,026,038 compared to net cash used during FY2001 of $7,086,246. The decrease in net cash used resulted primarily as a result of the decrease in operating losses in FY2002 as compared to FY2001; the reduction in operating losses was partially offset by the reduction in certain non-cash expenses.

     Net cash provided by investing activities during FY2002 was $527,236 compared to net cash used during FY2001 of $3,213,835. Cash provided by investing activities during the year ending March 31, 2002 included the partial repayment of $813,593 by a former CEO for certain notes receivable and the release of $249,300 from the restriction of $375,000 in cash relating to the Piscataway, New Jersey operating lease.

     Net cash provided by financing activities during FY2002 was $3,337,115 compared to net cash provided during the same period in FY2001 of $5,149,302. Financing activities during the year ended March 31, 2002 include the sale of 4,000,000 shares of Common Stock at a price of $0.87 per share, for total consideration of $3,480,000 in a private equity transaction. Financing activities during the year ended March 31, 2001 included the sale of 2,857,142 shares of Common Stock at a price of $1.75 per share, for total consideration of $5,000,000 in a private equity transaction.

     Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2002, we had an accumulated deficit of $37,094,424 and working capital of $5,040,922. We also realized net losses of $6,929,379 for the year ended March 31, 2002 and $16,676,666 for the year ended March 31, 2001. Our existing working capital might not be sufficient to sustain our operations.

     Our plans to overcome this condition includes refocusing our sales efforts to include penetrating additional markets with our enterprise infrastructure security products, reducing expenses and raising additional equity capital. On February 14, 2002, we received $3,480,000 from the issuance of new shares in a private placement of 4,000,000 shares of Common Stock. We can not assure that our sales efforts or expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital, to generate sufficient cash flows to meet out obligations as they come due, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

     Revenue Recognition - The Company recognizes revenue from product sales to end users, value-added resellers (VARs) and original equipment manufacturers
(OEMs) upon shipment if no significant vendor obligations exist and collectibility is probable. We do not offer our customers the right to return products, however the Company records warranty costs at the time revenue is recognized. Management estimates the anticipated warranty costs but actual results could differ from those estimates. Maintenance contracts are sold separately and maintenance revenue is recognized on a straight-line basis over the period the service is provided, generally one year.

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

     Impairment of Software Development and Purchased Software Costs - The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). SFAS 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets." SFAS No.141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No.142, which is effective for the Company beginning April 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No.141 and 142.

     In July 2001, the FASB also issued SFAS No.143, "Accounting for Asset Retirement Obligations". SFAS No.143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No.143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No.143.

Item 7: Financial Statements

The financial statements required hereby are located on pages F-1 through F-23.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


     On June 27, 2001, PricewaterhouseCoopers LLP ("PwC") indicated that upon completion of their audit of the financial statements for the year ended March 31, 2001, it would decline to stand for re-election as Ion Networks, Inc's independent accountant for the fiscal year ending March 31, 2002. PwC completed their audit on June 28, 2001. PwC's reports on the consolidated financial statements of the Company for fiscal years 2001 and 2000 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal years 2001 and 2000 and the subsequent interim period through June 28, 2001, there were no disagreements with PwC regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement in their report on the financial statements for such years. The Company requested that PwC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter, dated June 28, 2001 has been filed as Exhibit 16.1 to the Company's Form 10KSB for the year ending March 31, 2001.

     The Company with the Approval of the Audit Committee of the Company's Board of Directors appointed Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ended March 31, 2002, effective as of August 13, 2001.

                                    Part III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

As of June 19, 2002 the directors and executive officers of the Company were as follows:

        Name                          Age      Position Held with the Company
        ----                          ---      ------------------------------
Kam Saifi*                            42       Chief Executive Officer,
                                               President and Director

Cameron Saifi*                        40       Chief Operating Officer,
                                               Executive Vice President and
                                               Secretary

David Arbeitel                        40       Chief Technology Officer and
                                               Vice President

Ted Kaminer                           43       Chief Financial Officer and
                                               Vice President

Ronald Forster                        39       Vice President Finance/Controller

Douglas Reilly                        41       Vice President, Sales and
                                               Managing Director of Market
                                               Operations for EMEA

Stephen M. Deixler/(1)(2)(3)(4)/      66       Chairman of the Board of
                                               Directors
Alexander C. Stark, Jr./(1)(2)(3)(4)/ 69       Director

Alan Hardie/(3)/                      61       Director

William Martin Ritchie/(4)/           53       Director

Baruch Halpern                        51       Director

Frank S. Russo/(4)/                   59       Director

Vincent Curatolo                      43       Director

     KAM SAIFI has served as Chief Executive Officer, President and Director of the Company since October 2001. Prior to joining ION, from November 2000 to August 2001, Mr. Saifi served as the Chairman of the Board of Directors and Chief Executive Officer of Internet Refinery, a provider of collaborative commerce and business intelligence solutions. From June 2000 to August 2000, Mr. Saifi served as Vice Chairman and Executive Vice President of Visual Networks, Inc. which merged with Avesta Technologies, Inc., a New York-based software company focusing on managing Internet infrastructure. Mr. Saifi was the Founder, Chairman of the Board of Directors, Chief Executive Officer and President of Avesta Technologies, Inc. from October 1996 to May 2000. He has also served as a member of the Board of Directors for MetaMatrix from 1998 to 2000.

     CAMERON SAIFI has served as Chief Operating Officer and Executive Vice President of the Company since October 2001 and Secretary of the Company since December 2001. Prior to joining ION, from October 2000 to October 2001, Mr. Saifi served as the President, Chief Operating Officer and Co-Founder of Internet Refinery, a provider of collaborative commerce and business intelligence technology for Business-to-Business applications. Previously, from January 1997 to June 2000, Mr. Saifi served as Senior Vice President and Chief Operating Officer for Avesta Technologies, Inc.


     DAVID ARBEITEL has served as Chief Technology Officer and Vice President of the Company since October 2001. Prior to joining ION, Mr. Arbeitel was the sole proprietor of his consulting firm, Arbeitel Associates 2 from September 2000 to October 2001. From June 2000 to September 2000, Mr. Arbeitiel served as Vice President and Chief Technology Officer of Visual Networks, Inc. and was one of the founders of Avesta Technologies, Inc. where he was Senior Vice President and Chief Technology Officer from October 1996 to May 2000.

--------------------
(1) Member of Compensation/Stock Option Committee
(2) Member of Nominating Committee
(3) Member of Audit Committee
(4) Member of Strategic Steering Committee
* Mr. Kam Saifi and Mr. Cameron Saifi are brothers.

     TED KAMINER has served as Chief Financial Officer and Vice President of the Company since May 2002. Prior to joining ION, from March 1998 to September 2000, Mr. Kaminer served as Senior Vice President of Finance and Chief Financial Officer of CMPExpress, a provider of computer hardware and software to corporate, government and education accounts. Previously, he served as Senior Vice President, Investment Banking at Berwind Financial Group, L.P., from October 1994 to January 1998.

     RONALD FORSTER has served as Vice President Finance/Controller since October 2001, and was the Controller from February 2000 to October 2001. Prior to joining ION, from March 1991 to February 2000, Mr. Forster served as Controller of Meto, a company engaged in electronic bar code and human readable marking and identification systems.

     DOUGLAS REILLY served as Vice President, Sales and Managing Director of Market Operations for EMEA since October 2001 and was the Managing Director of European Operations from July 2000 to October 2001. Prior to joining ION, from February 1995 to June 2000, Mr. Reilly served as the Worldwide Head of Sales for the Wireless Division of KSCL, a telecommunications and billing software company.

     STEPHEN M. DEIXLER has been Chairman of the Board of Directors since 1985 and served as Chief Executive Officer of the Company from April 1996 to May 1997. He was President of the Company from May 1982 to June 1985 and served as Treasurer of the Company from its formation in 1982 until September 1993. Mr. Deixler currently also serves as Chairman of the Board of Trilogy Leasing Co, LLC and Chief Financial Officer of Multipoint Communications, LLC. Mr. Deixler was the Chairman of Princeton Credit Corporation until April 1995.

     ALEXANDER C. STARK, JR. has been a director of the Company since 1997. From 1995 to 2000, Mr. Stark served as the President of AdCon, Inc., a consulting firm organized to advise and counsel senior officers of global telecom companies. Mr. Stark previously worked for 40 years at AT&T, where he most recently served as a Senior Vice President.

     ALAN HARDIE has served as a director of the Company since 1999**. From 1995 until 2001, when he retired, Mr. Hardie served as Chief of Operations for AT&T and BT Global Venture-Concert.

     WILLIAM MARTIN RITCHIE has served as a director of the Company since 1999. Since 1995, Mr. Ritchie has been a consultant in his own consulting entity, Mr. Ventures, where he provides various start-up companies with management assistance and early stage investment. Mr. Ritchie was a founder of Spider Systems, a Scottish electronics company, where he served in several capacities, including as Managing Director, from 1984 to 1995. Mr. Ritchie currently serves on the board of directors of various companies in Scotland.

     BARUCH HALPERN has served as a director of the Company since 1999. From 1995 to 1999, Mr. Halpern was an institutional research analyst with Goldsmith & Harris Incorporated, where he advised institutions about investment opportunities. He was also an advisor in connection with a leveraged buy-out of a public company and several private placements. In 1999, Mr. Halpern formed Halpern Capital as a DBA entity under Goldsmith & Harris Incorporated. Currently, Halpern Capital is a DBA entity under UVEST Investment Services, a member of NASD/SIPC. Over the last two years Baruch Halpern's entities was involved in numerous financings, having raised over $225 million in capital for several public entities.

     FRANK RUSSO has served as a director of the Company since 2000. Mr. Russo was with AT&T Corporation from September 1980 to September 2000 and most recently served as its Corporate Strategy and Business Development Vice President. While at AT&T Solutions, Mr. Russo held a number of other positions including that of General Manager, Network Management Services from which he helped architect and launch AT&T's entry into the global network outsourcing and professional services business. Mr. Russo retired from AT&T in 2000. Prior to joining AT&T, Mr. Russo was employed by IBM Corporation in a variety of system engineering, sales and sales management positions. Mr. Russo served on the Board of Director of Oak Industries, Inc., a manufacturer of highly engineered components, in 1999 and 2000, and currently serves on the Board of Directors of Advance-com, a private e-commerce company headquartered in Boston, Massachusetts.

     VINCENT CURATOLO has served as director of the Company since 2002. Mr. Curatolo has held several executive positions at Cisco Systems since May 1998. He is currently the Senior Director of Business Development for the Global Service Provider Business Unit of Cisco Systems. Prior to that position, he served as the Senior Director and Director of Cisco Systems in the areas of field operations and technical field operations.



Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Copies of these reports are also required to be delivered to the Company.

     The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended March 31, 2002, Mr. Vincent Curatolo was inadvertently late in filing his Form 3 to report his appointment to the Board of Directors of the Company in March 2002. Mr. Ronald Forster was inadvertently late in filing his Form 3 to report his appointment to the office of Vice President Finance/Controller in October 2001. Mr. Douglas Reilly was in advertently late in filing his Form 3 to report his appointment to the office of Vice President and Managing Director of Market Operations for EMEA and the Pacific Rim in October 2001. All such inadvertently late filings have been filed and reported by the Reporting Persons on a Form 5 for the fiscal year ended March 31, 2002.

Item 10: Executive Compensation

     The following table sets forth the compensation earned, whether paid or deferred, by the Company's Chief Executive Officer, its other four most highly compensated executive officers during the year ended March 31, 2002 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal year ended March 31, 2002 (the "Named Executive Officers") for services rendered in all capacities to the Company.

                                                      Summary Compensation Table

            Annual Compensation                                                     Long-term Compensation
--------------------------------------------              -------------------------------------------------------------------------
                                                                      Awards                                     Payouts
                                                           ----------------------------                 ---------------------------
                                                               Other
                                                               Annual
                                                               Compen-    Restricted      Securities                  All Other
Principal                                                      sation       Stock         Underying       LTIP        Compen-
Position                 Year     Salary($)     Bonus($)        ($)       Award(s)($)     Options (#)    Payouts($)   sation($)/(1)/
--------                 ----     ---------     --------        ---      ------------     -----------    ----------   --------------


Current CEO and Executive Officers:

Kam Saifi/(2)(7)/        2002    132,681/(8)/    50,000         --       240,000/(11)/        --            --           1,398
President & Chief
Executive Officer

Cameron Saifi/(3)(7)/    2002      90,519        25,000         --       186,000/(12)/        --            --           1,641
Executive Vice
President & Chief
Operating Officer

David Arbeitel/(4)(7)/   2002      72,231        12,500         --        93,000/(13)/        --            --              --
Vice President &
Chief Technology
Officer

Ronald Forster           2002     107,019        9,000          --           --           80,000            --           2,034
Vice President of        2001      94,000        3,540                                    64,809            --           1,756
Finance & Controller     2000      13,962          --                                     16,476            --              --

Douglas Reilly           2002     129,246/(9)/   2,250          --           --          100,000            --              --
Vice President, Sales    2001      78,936/(10)/    --           --           --          124,652            --              --
& Managing Director,
EMEA


Former CEO and Executive Officers:

Ronald C. Sacks         2002          --           --           --           --           21,500            --              --
/(5)(7)/                2001          --           --           --           --          119,400            --              --

           Annual Compensation                                                     Long-term Compensation
--------------------------------------------              -------------------------------------------------------------------------
                                                                      Awards                                     Payouts
                                                           ---------------------------                  ---------------------------
                                                               Other
                                                              Annual      Restricted      Securities                  All Other
Principal                                                     Compen-        Stock        Underying       LTIP        Compen-
Position                 Year     Salary($)     Bonus($)      sation($)   Award(s)($)     Options (#)    Payouts($)   sation($)/(1)/
--------                 ----     ---------     --------      ---------   ------------    -----------    ----------   ------------
Former
Chief-Executive
Officer and Interim
Principal Financial
Officer

Jane Kaufman/(6)/        2002      93,402        10,000       22,383          --            50,000            --         1,984
Former President         2001     159,000          --             --          --           172,430            --         3,187
and Chief Operating      2000      36,115          --         10,000          --           153,376            --           232
Officer

------------------------------
(1)   Represents contribution of the Company under the Company's 401(k) Plan.

(2) Mr. K. Saifi joined the Company on 10/1/01. Pursuant to his employment agreement, he will receive an annualized base salary of $250,000.

(3) Mr. C. Saifi joined the Company on 10/17/01. Pursuant to his employment agreement, he will receive an annualized base salary of $186,000.

(4) Mr. Arbeitel joined the Company on 10/17/01. Pursuant to his employment agreement, he will receive an annualized base salary $148,000.

(5) The services of Mr. Sacks were being provided through a consulting agreement between the Company and Venture Consulting Group, Inc. ("VCGI"). During the fiscal year ended March 31, 2002, $248,000 was paid to VCGI for consulting fees related to services performed by Mr. Sacks. Mr. Sacks terminated his consulting services with the Company as of September 18, 2001.

(6) Ms. Kaufman separated from the Company on 10/3/01 as the result of a reduction in force. As per the terms of her Severance Agreement and General Release, Ms. Kaufman received a one-time severance payment of $15,542. Ms. Kaufman also received payment of $6,841 for accrued unused vacation time.

(7) Refer to the Employment Contracts, Termination of Employment and Change of Control Arrangements section below for a more detailed description of all consulting and employment agreements.

(8)   Includes $7,200 in auto allowance.

(9)   Includes $9,000 in auto allowance and $21,496 in commissions.

(10)  Includes $6,750 in auto allowance and $4,686 in commissions.

(11) These shares vest as follows: 250,000 on October 4, 2001, 550,000 on September 30, 2002 and 150,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 1,200,000.

(12) These shares vest as follows: 75,000 on October 17, 2001, 165,000 on September 30, 2002 and 45,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 360,000.

(13) These shares vest as follows: 37,500 on October 17, 2001, 82,500 on September 30, 2002 and 22,500 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 180,000.

                Option Grants in Fiscal Year Ended March 31, 2002

     The following table sets forth certain information concerning stock option grants during the fiscal year ended March 31, 2002 to the Named Executive
Officers:

                                                                  Individual Grants

                                   --------------------------------------------------------------------------------
                                                          Percent
                                      Number of           of Total
                                     Securities           Options              Exercise
                                     Underlying          Granted to            or Base
                                       Options          Employees in            Price               Expiration
 Name                                 Granted(#)        Fiscal Year            ($/Sh)                  Date
------                               ----------         -----------            ------               ----------

Current CEO and Executive Officers:

Kam Saifi                                   --

Cameron Saifi                               --

David Arbeitel                              --

Ronald Forster                          80,000/(1)(4)/      3.5%                .175                  10/11/06

Douglas Reilly                         100,000/(1)(5)/      4.3%                .175                  10/11/06

Former CEO and Executive Officers:

Ronald C. Sacks                         21,500/(2)/         1.0%                .205                   9/23/06

Jane Kaufman                            50,000/(3)/         2.2%                1.01                    5/1/06

----------------------------

(1) Represents options granted for retention purposes following the 10/3/01 reduction in force.

(2) 20,000 options were granted upon election to the Board of Directors on 9/24/01 and 1.500 options were granted for attendance at Annual Meeting of the Board of Directors held on 9/24/01. These options vested immediately and have been exercised

(3) Represents options granted upon promotion to President and Chief Operating Officer. These options vested immediately upon Ms. Kaufman's resignation from the Company on October 3, 2001. Ms. Kaufman has until October 3, 2003 to exercise these options.

(4) 27,200 options will vest on October 12, 2002 and 6,600 options will vest every 3 months thereafter.

(5) 34,000 options will vest on October 12, 2002 and 8,250 options will vest every 3 months thereafter.

         Aggregated Option Exercises in Fiscal Year Ended March 31, 2002
                        And Fiscal Year End Option Values

     The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended March 31, 2002 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on March 31, 2002.

                                                                                                        Value of
                                                                      Number of                       Unexercised
                                                                 Securities Underlying               In-the-Money
                                Shares                            Unexercised Options                  Options at
                              Acquired on         Value              at FY-End(#)                     FY-End($)/(1)/
Name                         Exercise (#)      Realized($)     Exercisable/Unexercisable        Exercisable/Unexercisable
----                         -------------     -----------      ------------------------        -------------------------

Current CEO and Executive Officers:

Kam Saifi                          --              --                     --                               --

Cameron Saifi                      --              --                     --                               --

David Arbeitel                     --              --                     --                               --

Ronald Forster                     --              --                 37,225/124,060                   0/47,200

Douglas Reilly                     --              --                 49,600/175,052                   0/59,000

Former CEO and Executive Officers:

Ronald C. Sacks                   21,500          5,160                    119,400/0                        0/0

Jane Kaufman                          --            --                     200,000/0                        0/0

------------------

(1) The average price for the Common Stock as reported by the Nasdaq Stock Market on March 28, 2002, was $.76 per share. Value is calculated on the basis of the difference between the option exercise price and $.76 multiplied by the number of shares of Common Stock underlying the options.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

     The Company entered into an employment agreement with Kam Saifi dated October 4, 2001. Pursuant to the agreement, Mr. Saifi shall serve as Chief Executive Officer and President commencing October 1, 2001 and continuing until September 30, 2004 unless earlier terminated as provided in the agreement. Mr. Saifi will receive a base salary at an annual rate of $250,000 during the period of October 1, 2001 and ending March 31, 2002, or total compensation for the six-month period of $125,000. He will receive a base salary at an annual rate of $350,000 during the period of April 1, 2002 and ending September 30, 2002, or total compensation for the six-month period of $175,000. In addition he will receive a monthly car allowance of $1,200. Mr. Saifi will also receive a quarterly bonus payment of $50,000 each time the Company achieves its gross sales target in such fiscal quarter. Pursuant to the agreement, Mr. Saifi was granted restricted stock consisting of 2,000,000 shares of the Company's Common Stock at a price of $0.13 per share. These shares vest as follows: 250,000 on execution of the agreement, 550,000 on September 30, 2002 and 150,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 1,200,000. In the event of a change in control event (as described in the employment agreement) all shares will become immediately vested. If Mr. Saifi's employment is terminated by the Company for other than "Cause", Mr. Saifi shall be entitled to a severance payment equal to the lesser of the remaining salary due for the balance of the contract or payment of salary for the next six months as if the Agreement had not been terminated.

     The Company entered into an employment agreement with Cameron Saifi dated October 17, 2001. Pursuant to the agreement, Mr. C. Saifi shall serve as Chief Operating Officer and Executive Vice President commencing October 17, 2001 and continuing until September 30, 2004 unless earlier terminated as provided in the agreement. Mr. C. Saifi will receive a base salary at an annual rate of $186,000. Mr. C. Saifi will also receive a quarterly bonus payment of $25,000 each time the Company achieves its gross sales target in such fiscal quarter. Pursuant to the agreement, Mr. C. Saifi was granted restricted stock consisting of 600,000 shares of the Company's Common Stock at a price of $0.31 per share.

These shares vest as follows: 75,000 on execution of the agreement, 165,000 on September 30, 2002 and 45,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 360,000. In the event of a change in control event (as described in the employment agreement) all shares will become immediately vested. If Mr. Saifi's employment is terminated by the Company for other than "Cause", Mr. Saifi shall be entitled to a severance payment equal to the lesser of the remaining salary due for the balance of the contract or payment of salary for the next three months as if the Agreement had not been terminated.

     The Company entered into an employment agreement with David Arbeitel dated October 17, 2001. Pursuant to the agreement, Mr. Arbeitel shall serve as Chief Technology Officer and Vice President commencing October 17, 2001 and continuing until September 30, 2004 unless earlier terminated as provided in the agreement. Mr. Arbeitel will receive a base salary at an annual rate of $148,000. Mr. Arbeitel will also receive a quarterly bonus payment of $12,500 each time the Company achieves its gross sales target in such fiscal quarter. Mr. Arbeitel was granted restricted stock consisting of 300,000 shares of the Company's Common Stock at a price of $0.31 per share. These shares vest as follows: 37,500 on execution of the agreement, 82,500 on September 30, 2002 and 22,500 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 180,000. In the event of a change in control event (as described in the employment agreement) all shares will become immediately vested. If Mr. Arbeitel's employment is terminated by the Company for other than "Cause", Mr. Arbeitel shall be entitled to a severance payment equal to the lesser of the remaining salary due for the balance of the contract or payment of salary for the next three months as if the Agreement had not been terminated.

     The Company entered into a consulting agreement with Venture Consulting Group, Inc. ("VCGI") on October 5, 2000 (the "Consulting Agreement"). VCGI performed certain management services for the Company and provided the services of Ronald C. Sacks, William Gilbert, George Jarrold and Daniel Hunt. Pursuant to the terms of the Consulting Agreement, Mr. Sacks was appointed as the Chief Executive Officer of the Company and provided his services on a full time, exclusive basis until September 18, 2002. The other persons specified above provided consulting services 10 days per quarter each, with respect to such services. The Consulting Agreement was terminable at will on thirty days written notice by either party, and provided for a fee of $500,000, payable over twelve
(12) months to VCGI. The Company did not pay salaries to any of the VCGI management team members. In addition, the Company granted options to the persons performing services on behalf of VCGI to purchase an aggregate of 240,000 shares of Common Stock, at an exercise price of $2.00 per share which are fully vested. The consulting relationship established by this contract terminated effective September 18, 2001.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                      Equity Compensation Plan Information

                                                                                                                 (c)
                                                                                                         Number of securities
                                                        (a)                           (b)               remaining available for
                                            Number of securities to            Weighted-average           future issuance under
                                            be issued upon exercise            exercise price of       equity compensation plans
                                            of outstanding options,            outstanding options,      (excluding securities
                                             warrants, and rights             warrants, and rights      reflecting in column (a))
                                             --------------------            --------------------      -------------------------
Plan Category

Equity compensation plans approved by            4,438,260                        1.82                         1,079,080
security holders/(1)/

Equity compensation plans not approved             688,000                        1.30                                 -
by security holders/(2)/
Total                                            5,126,260                        1.75                         1,079,080

(1) Shareholder Approved Plans

     In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan shall be 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the years ended March 31, 2002 and 2001, the Company granted options to purchase 1,854,000 and 1,724,500 shares, respectively. At March 31, 2002, 2,560,200 options were outstanding under the 2000 Plan, of which 759,915 options were exercisable.

     The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the "1998 Plan") is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan shall be 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the years ended March 31, 2002 and 2001, the Company granted options to purchase 463,800 and 1,596,078 shares, respectively. At March 31, 2002 1,783,459 options were outstanding under the 1998 Plan, of which 1,367,642 options were exercisable.

     In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the years ended March 31, 2002 and 2001, there were no option grants provided under the 1994 Plan. At March 31, 2002, 94,601 options were outstanding under the 1994 Plan, of which 64,991 options were exercisable.

     Of the options granted in fiscal 2002 and 2001, 0 and 578,528, respectively, were granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.

(2) Non-Shareholder Approved Awards

     The Company has granted options and warrants to purchase 688,000 shares of Common Stock outside of the shareholder approved plans. The awards have been made to employees, directors and consultants, and except as noted below, have been granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has not reserved a specific number of shares for such awards. The non-shareholder approved awards are more specifically described below.

     During July 2001 in connection with services being performed by a consultant, the Company issued warrants to purchase 48,000 shares of the Company's Common Stock at $0.62 per share. The warrants vested immediately and expire five years from the date of the grant.

     During January 2002 in connection with services being performed by a consultant, the Company issued warrants to purchase 100,000 shares of the Company's Common Stock at $1.35 per share and 50,000 shares of Common Stock at $1.80 per share. The warrants vested immediately and expire three years from the date of the grant.

     On March 19, 1999, the Company issued options to certain consultants and employees to purchase an aggregate of 20,000 shares of the Company's Common Stock, all of which vested on the first year anniversary of the date of grant. The options expire six years from the date of grant. However, in the event of
(a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made therefore in the transaction. The exercise price of the options is $2.41 and equals to the market value of the Company's Common Stock on the date of grant.

     During September 1997 and March 1998, the Company issued options to certain officers and directors to purchase an aggregate of 80,000 shares of the Company's Common Stock, 25,000 of which vested on the date of grant, 7,500 of which vested three months from the date of grant, 7,500 of which vested six months from the date of grant, 7,500 of which vested nine months from the date of grant and 32,500 of which vested on the first year anniversary of the date of grant. The 55,000 options expire five years from the date of grant and 25,000 options expire six years from the date of grant. However, in the event of (a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made therefore in the transaction. The exercise price of the options is equal to the market value of the Company's Common Stock on the date of grant and ranges from $1.47 to $2.06.

     On September 25, 1996, the Company issued options to certain officers and directors to purchase 400,000 shares of the Company's Common Stock, of which 200,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. The options expire ten years from the date of grant. However, in the event of (a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made therefore in the transaction. The exercise price of the options is $1.156 and equals to the market value of the Company's Stock on the date of grant.

                        Beneficial Ownership Information

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 19, 2002 by each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of
1934) known by the Company to own beneficially 5% percent or more of the Company's Common Stock, and by the Company's directors and named executive officers, both individually and as a group.

                  As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from June 19, 2002 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentage are based upon 25,138,001 shares of Common Stock outstanding as of June 19, 2002.

Name and Address/(16)/                                   Shares Owned                       Percent of Class
----------------                                         ------------                       ----------------
Stephen M. Deixler                                       953,077/(1)/                               3.8%

Alexander C. Stark, Jr.                                  415,875/(2)/                               1.7 %

Alan Hardie                                              132,000/(3)/                               *

William Martin Ritchie                                    92,500/(4)/                               *

Frank Russo                                               57,000/(5)/                               *

Vincent Curatolo                                          11,500/(6)/                               *

Baruch Halpern                                           516,200/(7)/                               2.1 %

Kam Saifi                                              2,170,000/(8)/                               8.6%

Cameron Saifi                                            600,000/(9)/                               2.4%

David Arbeitel                                           300,000/(10)/                              1.2%

Ronald Forster                                            37,405/(11)/                              *

Douglas Reilly                                            59,600/(12)/                              *

Ronald C. Sacks                                          119,400/(13)/                              *

Jane Kaufman                                             200,000/(14)/                              *


AWM Investment Company                                 5,407,882/(15)/                             21.5 %
153 East 53rd Street, 55th Floor
New York, NY  10022

Directors and Executive Officers as a                  5,664,557                                   22.5%
group (14 persons)
----------------

(1) Does not include 135,489 shares of Common Stock owned by Mr. Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 358,375 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(2) Includes 285,875 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(3) Includes 132,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(4) Includes 92,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(5) Includes 57,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(6) Includes 11,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(7) Does not include 17,000 shares of Common Stock owned by Mr. Halpern's daughter as to which Mr. Halpern disclaims beneficial ownership. Includes 267,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002 and 100,000 shares of Common Stock subject to warrants that are currently exercisable or exercisable within 60 days of June 19, 2002.

(8) Includes 1,750,000 restricted shares of Common Stock that have not vested.

(9) Includes 525,000 restricted shares of Common Stock that have not vested.

(10) Includes 262,500 restricted shares of Common Stock that have not vested.

(11) Includes 37,225 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(12) Includes 59,600 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(13) Includes 119,400 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(14) Includes 200,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of June 19, 2002.

(15) Based on Schedule 13D as filed by such beneficial owner with the Securities and Exchange Commission on February 21, 2002.

(16) Unless otherwise noted, the address of each such person is c/o the Company, 1551 S. Washington Avenue, Piscataway, New Jersey 08854.

*Indicates ownership of Common Stock of less than one (1%) percent of the total issued and outstanding Common Stock on June 19, 2002.

Item 12: Certain Relationships and Related Transactions

     The Company entered into a definitive Sublease Agreement with Multipoint Communications, LLC (the "Tenant") on April 17, 2002 to sublease approximately 5,400 square feet of its Piscataway, NJ facility for a period of 24 months. The rent will be $5,200 per month for the first nine months and $10,400 per month for the last fifteen months, but with a 100% abatement for the first three months. As part of the rental payment the Tenant will issue shares totaling the value of $77,400, which shall be based on the per share price of the Tenant's common stock as priced in the first round of institutional financing (the "Financing") which shall close on or before June 30, 2002. These shares shall have the registration rights as other shares issued in the Financing. In the event that the Financing does not close on or before June 30, 2002, the Tenant shall pay the Company additional rent in the amount of $4,300 per month commencing on July 1, 2002. Future minimum lease payments due from the Tenant are approximately $187,200. The Chairman of the Board of Directors of the Company currently serves as the Chief Financial Officer of the Tenant.

     The Company paid the Chairman of the Board of Directors of the Company, $132,000 in the year ended March 31, 2002 for executive search and mergers and acquisitions services provided to the Company from June through October 2001.

     During April 2000, the Company issued a loan to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. The loan accrues interest at a rate of LIBOR plus 1%. This loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO. The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. The loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. Pursuant to this agreement, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the year ended March 31, 2001, $50,000 was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid. At March 31, 2002, the amount owed to the Company from the Former CEO approximated $83,657, and is classified as a related party notes receivable on the Company's consolidated balance sheet.

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

Item 13: Exhibits and Reports on Form 8-K

(a)         Exhibits

     Exhibit
     No.          Description
     -------      -----------
     3.1          Certificate of Incorporation of the Company, as filed with the
                  Secretary of State of the State of Delaware on August 5, 1998.
                  /(1)/

     3.2 Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998./(1)/

     3.3 Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of state of the State of Delaware an October 12, 1999./(2)/

     3.4          By-Laws of the Company./(1)/

     3.5          Form of Specimen Common Stock Certificate of the Company./(3)/

     4.1          1998 Stock Option Plan of the Company./(1)/

     4.2          1998 U.K. Sub-Plan of the Company, as amended./(1)/

     10.1 Lease Agreement dated February 18, 1999 by and between the Company and Washington Plaza Associates, L.P., as landlord. /(3)/

     10.2 Business Park Gross Lease dated May 17, 1999 by and between the Company and Bedford Property Investors, Inc./(3)/

     10.3 Supply Agreement dated October 20, 1998 by and between the Company and Lucent Technologies. (Incorporated by reference to the Company's Annual Report on form 10-KSB for the fiscal year ended March 31, 1999)./(3)/

     10.4 OEM Purchase Agreement dated April 13, 1999 by and between the Company and the Hewlett-Packard Company./(3)/

     10.5 Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc./(3)/

   Exhibit
     No.          Description
   -------        -----------

    10.6 Equipment Lease Agreements dated June 10, 1999 and May 5, 1999 by and between the Company and Siemens Credit Corporation. (Incorporated by reference to the Company's Annual Report on form 10-KSB for the fiscal year ended March 31, 1999)./(3)/

    10.7 Equipment Lease Agreement dated June 17, 1999 by and between the Company and Lucent Technologies./(3)/

    10.8 (i) Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company./(4)/

                  (ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray./(4)/

    10.9 Line of Credit Agreement with United Nations Bank dated September 30, 1999./(4)/

    10.10 Asset Purchase Agreement dated as of February 25, 1999 by and among the Registrant, LeeMAH and the Parent. /(5)/

    10.11         Assignment of Patents of LeeMAH dated February 25, 1999./(5)/

    10.12         Assignment of Trademarks of LeeMAH dated February 25, 1999.
                  /(5)/

    10.13 (i) Separation and Forebearance Agreement made as of October 5, 2000 between the Company and Stephen B. Gray./(6)/

                  (ii)Promissory Note in the amount of $163,000 dated
                  October 5, 2000 made by Stephen B. Gray to the Company./(6)/

    10.14 Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc./(6)/

    10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

    10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

    10.17         Form of Warrant Agreement dated July 17, 2001. *

    10.18         Form of Warrant Agreement dated January 4, 2002. *

    10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants. *

    10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors. *

    10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors. *

    10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees. *

    10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

    16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

    23.1          Consent of Deloitte & Touche LLP.*

    23.2          Consent of PricewaterhouseCoopers LLP. *


------------------------------------------------

(1) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 17, 2000.

(3) Incorporated by reference to the Company's Annual Report on form 10-KSB for the fiscal year ended March 31, 1999.

(4) Incorporated by reference to the Company's Annual Report on form 10-KSB filed on June 28, 2000.

(5) Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

(6) Incorporated by reference to the Company's quarterly report on Form 10-QSB filed on November 14, 2000.

(7) Incorporated by reference to the Company's annual report on form 10-KSB filed on June 29, 2001.

(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 17, 2000.

(9) Incorporated by reference to the Company's annual report on form 10-KSB filed on June 29, 2001.

* Filed herewith.


(b)     Reports on Form 8-K

On January 23, 2002, the Company filed a report on Form 8-K reporting the issuance of a press release relating to the Company's results for the first fiscal third quarter ended December 31, 2002.

On February 14, 2002, the Company filed a report on Form 8-K reporting the issuance of a press release announcing the closing of a private placement of its Common Stock and Common Stock purchase warrants.

 On March 4, 2002, the Company filed a report on Form 8-K reporting the issuance of a press release relating to the appointment of Vincent Curatolo to the Board of Directors of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28th, 2002
                                 ION NETWORKS, INC.

                                 By: /s/ Kam Saifi
                                    ----------------------------------------
                                     Kam Saifi, Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each Kam Saifi and Stephen M. Deixler and each of them with power of substitution, as his attorney-in-fact, in all capacities, to sign any amendments to this registration statement (including post-effective amendments) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-facts or their substitutes may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 28, 2002:

                         Signature                  Title
                         ---------                  -----

   /s/ Kam Saifi                             Chief Executive Officer
   -------------------------------
   Kam Saifi

   /s/ Ted Kaminer                           Chief Financial Officer
   -------------------------------
   Ted Kaminer

   /s/ Stephen M. Deixler                    Chairman of the Board of Directors
   -------------------------------
   Stephen M. Deixler

   /s/ Baruch Halpern                        Director
   -------------------------------
   Baruch Halpern

   /s/ Alexander C. Stark                    Director
   -------------------------------
   Alexander C. Stark

   /s/ William Martin Ritchie                Director
   -------------------------------
   William Martin Ritchie

   /s/ Alan Hardie                           Director
   -------------------------------
   Alan Hardie

   /s/ Frank Russo                           Director
   -------------------------------
   Frank  Russo

   /s/ Vincent Curatolo                      Director
   -------------------------------
   Vincent Curatolo

ION Networks, Inc. and Subsidiaries
Consolidated Financial Statements
For the Fiscal Years Ended March 31, 2002 and 2001

ION Networks, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                        Page(s)

Reports of Independent Accountants                                       F-2

Financial Statements:

   Consolidated Balance Sheets as of March 31, 2002 and
   March 31, 2001                                                        F-3

   Consolidated Statements of Operations for the Years Ended
   March 31, 2002 and 2001                                               F-5

   Consolidated Statements of Cash Flows for the Years Ended
   March 31, 2002 and 2001                                               F-6

   Consolidated Statements of Stockholders' Equity for the Years
   Ended March 31, 2002 and 2001                                         F-8

Notes to Consolidated Financial Statements                           F-10 - F-23

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of ION Networks, Inc. and Subsidiaries
Piscataway, New Jersey

We have audited the accompanying consolidated balance sheet of ION Networks, Inc. and Subsidiaries (the "Company") as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.









June 21, 2002
Parsippany, New Jersey

                       Report of Independent Accountants


To the Board of Directors and Stockholders of ION Networks, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ION Networks, Inc. and Subsidiaries (the "Company") at March 31, 2001, and the results of their operations and their cash flows for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Florham Park, New Jersey
June 28, 2001

ION Networks, Inc. and Subsidiaries

Consolidated Balance Sheets
As of March 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                        2002               2001
Assets
    Current assets
      Cash and cash equivalents                                                        $4,050,657       $ 5,230,833
      Accounts receivable, less allowance for doubtful accounts of
        $149,999 and $161,000, respectively                                             1,521,230         2,796,531
      Other receivables                                                                         -            13,497
      Inventory, net                                                                    1,024,126         1,139,448
      Prepaid expenses and other current assets                                           492,609           205,829
      Related party notes receivable                                                       83,657           897,250
                                                                                 ----------------- ------------------

        Total current assets                                                            7,172,279        10,283,388

    Restricted cash                                                                       125,700           375,000
    Property and equipment, net                                                           796,625         1,467,766
    Capitalized software, less accumulated amortization of $3,412,040 and
       $2,390,041 respectively                                                            908,464         1,241,495
    Goodwill and other acquisition  related intangibles, less accumulated
       amortization of $1,000,000 and $694,444 respectively                                     -           305,556
    Other assets                                                                            6,653            22,683
                                                                                 ----------------- ------------------

        Total assets                                                                   $9,009,721     $  13,695,888
                                                                                 ================= ==================

Liabilities and Stockholders' Equity
    Current liabilities
      Current portion of capital leases                                                   $74,426         $  74,426
      Current portion of long-term debt                                                    33,444           107,026
      Accounts payable                                                                    917,846         1,716,212
      Accrued expenses                                                                    373,766           562,860
      Accrued payroll and related liabilities                                             353,590           416,093
      Deferred income                                                                     115,927           178,737
      Sales tax payable                                                                   188,435           141,891
      Other current liabilities                                                            73,923           168,086
                                                                                 ----------------- ------------------

        Total current liabilities                                                       2,131,357         3,365,331
                                                                                 ----------------- ------------------

    Long-term portion of capital leases                                                   146,540           220,966
    Long-term debt, net of current portion                                                  4,597            18,732

    Commitments and contingencies (Notes 9 and 10)

    Stockholders' equity

      Preferred stock - par value $.001 per share; authorized 1,000,000 shares,                 -                 -
         none issued
      Common stock - par value $.001 per share; authorized 50,000,000 shares;
         25,138,001 shares issued and outstanding at March 31, 2002,
         18,203,301 shares issued and outstanding  at March 31, 2001                       25,138            18,203
      Additional paid-in capital                                                       44,381,454        40,191,346
      Notes receivable from officers                                                     (549,914)                -
      Deferred compensation                                                               (62,893)                -
      Accumulated deficit                                                             (37,094,424)      (30,165,045)

The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries

Consolidated Balance Sheets
As of March 31, 2002 and 2001

--------------------------------------------------------------------------------

Accumulated other comprehensive income                             27,866            46,355
                                                         ----------------- ------------------

                                                                6,727,227        10,090,859


  Total stockholders' equity                                    6,727,227        10,090,859
                                                         ----------------- ------------------

     Total liabilities and stockholders' equity               $ 9,009,721      $ 13,695,888
                                                         ================= ==================

   The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries

Consolidated Statements of Operations
As of March 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                               2002                 2001
Net sales                                                     $7,312,235       $  11,676,547

Cost of sales                                                  3,484,132           7,184,666
                                                         -----------------   -----------------

   Gross margin                                                3,828,103           4,491,881

Research and development expenses                                891,542           2,126,246
Selling, general and administrative expenses                   8,119,601          11,870,263
Depreciation and amortization expense                          1,852,090           3,742,450
Restructuring, asset impairments and other charges               217,467           3,763,612
                                                         -----------------   -----------------

   Loss from operations                                       (7,252,597)        (17,010,690)

   Other income                                                  264,725                   -
   Interest income                                               114,638             389,359
   Interest expense                                              (31,781)            (47,767)
                                                         -----------------   -----------------

   Loss before income taxes                                   (6,905,015)        (16,669,098)

Income tax expense                                                24,364               7,568
                                                         -----------------   -----------------

   Net loss                                                 $ (6,929,379)      $ (16,676,666)
                                                         =================   =================

Per share data

   Basic and diluted                                              ($0.37)             ($0.98)


Weighted average number of common shares outstanding
   Basic and diluted                                          18,890,609          17,064,620
                                                         -----------------   -----------------


   The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                    2002                 2001
Cash flows from operating activities
  Net loss                                                                         $(6,929,379)      $ (16,676,666)
  Adjustments to reconcile net loss to net cash used in operating activities

    Restructuring, asset impairments and other charges, non-cash                        (2,930)          3,421,378
    Depreciation and amortization                                                    1,852,090           3,742,450
    Provision for inventory obsolescence                                              (565,481)          1,549,099
    Non-cash stock-based compensation charge                                            32,999              15,382
    Issuances of restricted stock                                                      539,000                   -
    Notes receivable from officers                                                    (549,914)                  -
    Deferred compensation                                                               62,893                   -
    Changes in operating assets and liabilities:
      Accounts receivable                                                            1,275,301           1,773,015
      Other receivables                                                                 13,497           1,547,200
      Inventory                                                                        680,803            (763,876)
      Prepaid expenses and other current assets                                       (270,750)            397,045
      Other assets                                                                           -              56,575
      Accounts payable and accrued expenses                                           (987,460)           (353,063)
      Accrued payroll and related liabilities                                          (66,278)         (1,655,749)
      Deferred income                                                                  (62,810)            (96,920)
      Sales tax payable                                                                 46,544             (59,109)
      Other current liabilities                                                        (94,163)             16,993
                                                                              -----------------   -----------------

        Net cash used in operating activities                                       (5,026,038)         (7,086,246)
                                                                              -----------------   -----------------

Cash flows from investing activities
   Capital expenditures                                                                (35,269)           (415,174)
   Capitalized software expenditures                                                  (500,388)         (1,526,411)
   Related party notes receivable, net of repayments                                   813,593            (897,250)
   Restricted cash                                                                     249,300            (375,000)
                                                                              -----------------   -----------------

        Net cash provided by (used in) investing activities                            527,236          (3,213,835)
                                                                              -----------------   -----------------

Cash flows from financing activities
   Repayments of debt                                                                 (162,143)           (173,745)
   Issuances of common stock and warrants                                            3,480,000           5,000,000



   Exercises of options and warrants                                                    19,258             323,047
                                                                              -----------------   -----------------

        Net cash provided by financing activities                                    3,337,115           5,149,302
                                                                              -----------------   -----------------


Effect of exchange rates on cash                                                       (18,489)                  -
                                                                              -----------------   -----------------

Net decrease in cash and cash equivalents                                           (1,180,176)         (5,150,779)

Cash and cash equivalents - beginning of year                                        5,230,833          10,381,612
                                                                              -----------------   -----------------


   The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended March 31, 2002 and 2001

--------------------------------------------------------------------------------

Cash and cash equivalents - end of year                         $ 4,050,657        $  5,230,833
                                                           =================   =================

Supplemental information

   Cash paid during period for interest                            $ 31,781             $47,767
                                                           =================   =================

   Cash paid for taxes                                             $ 37,359             $ 7,058
                                                           =================   =================

   The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                      Accumulated                 Notes
                                            Additional                  Other                   Receivable   Deferred      Total
                                   Common   Paid-In     Accumulated  Comprehensive  Treasury      from      Compensa-  Stockholders'
                        Shares     Stock    Capital     Deficit         Income       Stock      Officers      tion        Equity
                       ---------- -------- ----------- -------------- -------------- -------- ------------ ----------- ------------

Balance, April 1, 2000  15,224,911 $15,225 $35,063,094 $(13,488,379)     $13,196   $(207,199)       -            -      $21,395,937

Comprehensive loss
   Net loss                                             (16,676,666)                                                    (16,676,666)
   Translation
   adjustments                                                            33,159                                             33,159
                                                                                                                       -------------

   Total comprehensive
   loss                                                                                                                 (16,643,507)

Issuances of common
stock                    2,857,142   2,857   4,789,944                               207,199                              5,000,000

Exercise of options
and warrants               121,248     121     322,926                                                                      323,047

Non-cash stock-based
compensation                                    15,382                                                                       15,382
                        ---------- ------- -----------  -----------   ----------  ---------- ----------    ---------   -------------
Balance, March 31,
2001                    18,203,301  18,203  40,191,346  (30,165,045)      46,355          -         -            -       10,090,859

Comprehensive loss
   Net loss                                              (6,929,379)                                                     (6,929,379)
   Translation
   adjustments                                                           (18,489)                                           (18,489)
                                                                                                                       -------------

   Total comprehensive
   loss                                                                                                                  (6,947,868)

Issuances of common
stock and warrants       4,000,000   4,000   3,476,000                                                                    3,480,000

Issuance of restricted
shares                   2,900,000   2,900     536,100                                                                      539,000

Notes receivable from
officers                                                                                     (549,914)                     (549,914)

Deferred compensation                          125,786                                                     (62,893)          62,893

Exercise of options         34,700      35      19,223                                                                       19,258

Non-cash stock-based
compensation                                    32,999                                                                       32,999



   The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                        Accumulated                 Notes
                                              Additional                  Other                  Receivable   Deferred      Total
                                    Common    Paid-In     Accumulated  Comprehensive  Treasury      from     Compensa- Stockholders'
                        Shares      Stock     Capital     Deficit         Income       Stock      Officers     tion        Equity
                        ---------- -------- ----------- -------------- -------------- ---------- ---------- ----------- ------------

                        ---------- ------- ------------ -------------- -------------- ---------- ---------- ----------- ------------
Balance, March 31,
2002                    25,138,001 $25,138  $44,381,454  $(37,094,424)    $27,866            -   $(549,914)  $(62,893)   $6,727,227
                        ========== ======= ============ ============== ============== ========== ========== =========== ============

   The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1. Organization and Basis of Presentation

The Company

    ION Networks, Inc. (the "Company"), a Delaware corporation founded in 1999 through the combination of two companies -- MicroFrame, a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland (originally founded in 1994), designs, develops, manufactures and sells infrastructure security and management products to corporations, service providers and government agencies. The Company's hardware and software suite of products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION's products operate in the IP, data center, telecommunications and transport, and telephony environments and are sold by a direct sales force and indirect channel partners mainly throughout North America and Europe.

   Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2002, we had an accumulated deficit of $37,094,424 and working capital of $5,040,922. We also realized net losses of $6,929,379 for the year ended March 31, 2002 and $16,676,666 for the year ended March 31, 2001. Our existing working capital might not be sufficient to sustain our operations.

   Our plans to overcome this condition includes refocusing our sales efforts to include penetrating additional markets with our enterprise infrastructure security products, reducing expenses and raising additional equity capital. On February 14, 2002, we received $3,480,000 from the issuance of new shares in a private placement of 4,000,000 shares of Common Stock. We can not assure that our sales efforts or expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital, to generate sufficient cash flows to meet out obligations as they come due, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company") and have been prepared on the accrual basis of accounting. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

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

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Allowance for Doubtful Accounts Receivable

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

Property and Equipment

   Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally two to five years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statements of operations in the period of disposal.

Capitalized Software and Other Long Lived Assets

   The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

   The Company capitalized $500,388 and $1,526,411 of software development costs for fiscal 2002 and 2001, respectively. The Company wrote-off $5,387 and $2,332,120 of software development costs for fiscal 2002 and 2001 (see Note 3). Amortization expense totaled $828,032 and $2,138,707 for fiscal 2002 and 2001, respectively.

Goodwill and Other Acquisition Related Intangibles

   Goodwill is the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company amortizes goodwill on a straight-line basis over the periods benefited, ranging from three to ten years. Other acquisition-related intangibles include customer lists. The Company amortizes other acquisition-related intangibles over periods not to exceed three years.

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Research and Development Costs

   The Company charges all costs incurred to establish the technological feasibility of a product or enhancement to research and development expense in the period incurred.

Revenue Recognition Policy

   The Company recognizes revenue from product sales to end users, value-added resellers (VARs) and original equipment manufacturers (OEMs) upon shipment if no significant vendor obligations exist and collectibility is probable. We do not offer our customers the right to return products, however the Company records warranty costs at the time revenue is recognized. Management estimates the anticipated warranty costs but actual results could differ from those estimates. Maintenance contracts are sold separately and maintenance revenue is recognized on a straight-line basis over the period the service is provided, generally one year. The warranty accrual included in other current liabilities as of March 31, 2002 and 2001 approximated $55,000 and $91,200, respectively

Fair Value of Financial Instruments

   The carrying value of items included in working capital and debt approximates fair value because of the relatively short maturity of these instruments.

Per Share Data

   Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The weighted average number of common shares outstanding during fiscal 2002 and 2001 were used to compute basic earnings per share. Diluted earnings per share is initially computed using the weighted average number of common shares outstanding plus the dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Potential common shares of 452,906 and 1,429,301 were excluded from the computation of diluted earnings per share for fiscal 2002 and 2001, respectively, because their inclusion would have had an antidilutive effect on earnings per share.

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

Income Taxes

   The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities ("temporary differences") using enacted tax rates in effect for the year in which the differences are expected to reverse. A net deferred tax asset is recognized if it is more likely than not that the asset will be realized in the future.

 Reclassifications

   Certain amounts in the financial statements for the year ended March 31, 2001 have been reclassified to conform to the presentation of the financial statements for the year ended March 31, 2002.

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

3.  Restructuring, Asset Impairments and Other Charges

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

    As a result of the Company's continued disappointing operating performance during the first six months of fiscal 2002, in early October 2001, the Company announced the layoff of 17 employees in order to bring its expenses in line with its anticipated revenues. The Company recorded approximately $217,467 of severance and termination related costs. Termination benefits of approximately $214,000 were paid during the third and fourth quarters of fiscal 2002. As of April 30, 2002 the remaining termination benefits of $3,467 were paid.

4. Inventory

Inventory, net of reserve for obsolescence of $1,005,907 and $1,571,388 at March 31, 2002 and 2001, respectively, consists of the following:

                                                 2002              2001

    Raw materials                              $   265,725       $   690,566
    Work-in-process                                  2,161            18,440
    Finished goods                                 756,240           430,442
                                              --------------     --------------

                                                $1,024,126        $1,139,448
                                              ==============     ==============

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

5.  Property and Equipment

At March 31, 2002 and 2001, property and equipment consists of the following:

                                                       2002             2001

      Computer and other equipment                $ 2,573,597      $  2,655,786
      Furniture and fixtures                          746,753           747,203
      Leasehold improvements                          160,427           160,341
                                               ---------------   ---------------
                                                    3,480,777         3,563,330

      Less:  Accumulated depreciation               2,684,152         2,095,564
                                               ---------------   ---------------

        Property and equipment, net                $  796,625      $  1,467,766
                                               ===============   ===============

    Depreciation expense for property and equipment for the years ended March 31, 2002 and 2001 amounted to $700,335 and $897,263, respectively. During the years ended March 31, 2002 and 2001, the Company retired fully depreciated assets amounting to $113,768 and $490,488, respectively.

6.  Debt

    In 1998, the Company entered into two equipment loan agreements for its Belgium subsidiary. The first loan is for approximately $50,000, the loan is due July 2003 and bears an interest rate of 5.2%. The second loan is for approximately $30,000, the loan is due February 2003 and bears an interest rate of 2.5%. At March 31, 2002 a total of $19,309 is still outstanding under both term loans.

    On July 15, 2000, the Company entered into a line of credit agreement for $1,500,000. The line of credit was available through September 30, 2000. The line of credit expired on September 30, 2000 with no amounts having been drawn down on such line.

    Due to the expiration of the Company's $1,500,000 line of credit on September 30, 2000, the Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey corporate headquarters facility. On November 9, 2001, the Company entered into an agreement with the landlord for its Piscataway, NJ facility to amend the Lease Agreement dated February 18, 1999. The amendment allowed the Company to use $250,000 of its restricted cash from the letter of credit towards the rent payments for 10 months starting January 2002. On January 10, 2002, the Landlord received the $250,000 from the letter of credit per the above mentioned lease amendment. The Company agreed to replenish the letter of credit by November 2003. Accordingly, $125,700, which includes interest, has been reflected as restricted cash as a noncurrent asset at March 31, 2002.

    On May 5, 1999, the Company entered into a $300,000 term loan agreement. The term loan is due May 2002 and bears interest at a fixed rate of 8.50%. The term loan was repaid in full in May 2002. The term loan was collateralized by certain property and equipment of the Company. At March 31, 2002 and 2001, $18,732 and $125,758, respectively, is outstanding under the term loan.

At March 31, 2002, contractual maturities of the outstanding term loans are as follows:


2003                                                                 $ 33,444
2004                                                                    4,597
                                                                 ---------------
                                                                     $ 38,041
                                                                 ===============

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

7. Income Taxes

   As of March 31, 2002, the Company has available federal and state net operating loss carryforwards of approximately $35,517,000 and $27,440,000, respectively, to offset future taxable income. The federal net operating loss carryforwards expire during the years 2011 through 2022. In addition, the Company has investment credit and research and development credit carryforwards aggregating approximately $254,523, which may provide future tax benefits, expiring from 2008 through 2020.

The components of the income tax provision for the years ended March 31, 2002 and 2001 are as follows:

                                                                                       2002            2001
     Current

       Federal                                                                      $     -         $     -
       State                                                                              -               -
       Foreign                                                                       24,364           7,568
                                                                                   ------------      ----------

                                                                                     24,364           7,568
                                                                                   ------------      ----------
     Deferred

       Federal                                                                            -               -
       State                                                                              -               -
                                                                                   ------------      ----------
                                                                                          -               -
                                                                                   ------------      ----------
                                                                                    $24,364         $ 7,568
                                                                                   ============      ==========

The reasons for the difference between the Company's effective tax rate and the United States federal statutory rate are as follows:

                                                                                              March 31,
                                                                                       2002              2001
     Effective tax rate reconciliation
       Statutory federal tax rate                                                       (34)%           (34)%
       State taxes, net of federal benefit                                               (6)             (6)
       Foreign rate differential                                                          -               -
       Permanent difference (goodwill)                                                    2               7
       Effect of recording valuation allowance on net operating loss
       carryforwards                                                                     37              32
       Other                                                                              1               1
                                                                                     ----------      ----------
                                                                                          -%              -%
                                                                                     ==========      ==========

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at March 31, 2002 and 2001 are as follows:

                                                                                       2002            2001

     Current deferred tax assets
       Inventory                                                                    $ 402,363    $    879,367

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

             Accrued expenses                                                            75,717          265,609
             Allowance for doubtful accounts                                             60,000           64,580
                                                                                 ---------------   ---------------
               Total current deferred tax assets                                        538,080        1,209,556

           Valuation allowance                                                         (538,080)      (1,209,556)
                                                                                 ---------------   ---------------
               Net current deferred tax assets                                                -                -
                                                                                 ---------------   ---------------
           Noncurrent deferred tax assets
             Depreciation and amortization                                              275,000          251,839
             Net operating loss carryforwards                                        14,206,787        8,257,819
             Research and development credit                                            254,523          254,523
             Alternative minimum tax credit                                              20,125           20,125
                                                                                 ---------------   ---------------
               Total noncurrent deferred tax assets                                  14,756,435        8,784,306

           Valuation allowance                                                      (14,393,049)      (8,253,458)
                                                                                 ---------------   ---------------
               Net noncurrent deferred tax assets                                       363,386          530,848
                                                                                 ---------------   ---------------
           Noncurrent deferred tax liabilities
             Capitalized software                                                      (363,386)        (530,848)
                                                                                 ---------------   ---------------
               Total noncurrent deferred tax liabilities                            $  (363,386)    $   (530,848)
                                                                                 ===============   ===============

               Net noncurrent deferred tax (liabilities) assets                  $           -     $           -
                                                                                 ===============   ===============

     The Company has recorded a full valuation allowance against the deferred tax assets, including the federal, state and foreign net operating loss carryforwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

8. Stockholders' Equity

     On February 14, 2002 the Company sold 4,000,000 shares of common stock at a price of $0.87 per share, for total consideration of $3,480,000. In connection with this sale, warrants to purchase 1,120,000 shares of common stock with an exercise price of $1.25 were issued. The warrants expire on February 14, 2007.

     Effective October 2001, the Company approved and granted 2,900,000 shares of restricted stock to three executives at fair value. The restricted shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of full recourse interest bearing promissory notes for the value of the shares to be repaid by the officers. The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. Only the vested portion of the shares has been included in the weighted average number of common shares outstanding at March 31, 2002.

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

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

$3.00, $4.50 and $6.00, respectively, were issued. An aggregate of 18,750 warrants expire in August 2002 with the remaining 287,500 warrants expiring in August 2004.

Stock Option Plans

     During the years ended March 31, 2002 and 2001, respectively, options to purchase 34,700 and 45,948 shares of common stock under the Company's stock option plans were exercised, for an aggregate consideration of $19,258 and $99,843, respectively.

     In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan shall be 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the years ended March 31, 2002 and 2001, the Company granted options to purchase 1,854,000 and 1,724,500 shares, respectively. At March 31, 2002, 2,560,200 options were outstanding under the 2000 Plan, of which 759,915 options were exercisable.

     The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the "1998 Plan") is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan shall be 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the years ended March 31, 2002 and 2001, the Company granted options to purchase 463,800 and 1,596,078 shares, respectively. At March 31, 2002 1,783,459 options were outstanding under the 1998 Plan, of which 1,367,642 options were exercisable.

     In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the years ended March 31, 2002 and 2001, there were no option grants provided under the 1994 Plan. At March 31, 2002, 94,601 options were outstanding under the 1994 Plan, of which 64,991 options were exercisable.

     Of the options granted in fiscal 2002 and 2001, 0 and 578,528, respectively, were granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.

Warrants

     During July 2001 in connection with services being performed by a consultant, the Company issued warrants to purchase 48,000 shares of the Company's common stock at $0.62 per share. The warrants vested immediately and expire five years from the date of the grant. The Company recorded compensation expense of $13,199 based upon the fair value of the vested warrants as determined using the Black Scholes pricing model.

     During January 2002 in connection with services being performed by a consultant through June 30, 2002, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.35 per share. Warrants to purchase an additional 50,000 shares of common stock are exercisable at $1.80, and the warrants vested immediately and expire three years from the date of the grant. The Company recorded compensation expense of $62,893 based upon the fair value of the vested warrants as determined using the Black Scholes pricing model.

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Other Options

     In connection with a consulting agreement with Venture Consulting Group, Inc. ("VCGI") (see Note 9), consultants were issued options on October 5, 2000 to purchase 240,000 shares of common stock. Such options vested 25% during December 2000 with the remaining vesting ratably monthly from January through September 2001. The Company recorded compensation expense based upon the fair value of the options during each reporting period beginning in October 2000 in connection with the one-year vesting period. The Company has recorded compensation expense of $19,800 and $22,326 for the years ended March 31, 2002 and March 31, 2001, respectively.

     During September 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's common stock, of which 420,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. Options expire ten years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant. There were no stock option exercises during fiscal 2001 and 2002. At March 31, 2002, 400,000 options were outstanding and exercisable.

     During September 1997 and March 1998, the Company issued options to certain officers and directors to purchase 80,000 shares of the Company's common stock, 25,000 of which vested on the date of grant, 7,500 of which vested three months from the date of the grant, 7,500 of which vested six months from the date of the grant, 7,500 of which vested nine months from the date of the grant and 32,500 of which vested on the first year anniversary of the date of the grant. The 55,000 options expire five years from the date of grant and 25,000 options expire six years from date of grant. The exercise price of the options is equal to the market value of the Company's common stock on the date of grant. There were no stock option exercises during fiscal 2001 and 2002. At March 31, 2002, 80,000 options were outstanding and exercisable.

     During March 1999, the Company issued options to certain employees and consultants to purchase 20,000 shares of the Company's common stock, all of which vested on the first year anniversary of the date of the grant. The options expire six years from the date of the grant. The exercise price of the options is equal to the market value of the Company's common stock on the date of the grant. There were 10,000 and 0 stock options exercised during fiscal 2001 and 2002 respectively. At March 31, 2002, 10,000 options were outstanding and exercisable.

Accounting for Stock-Based Compensation

     The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its options. During the year ended March 31, 2002 the Company had recorded no compensation expense as no options were granted to employees below market value. During the year ended March 31, 2001, the Company recorded compensation benefit of $6,944, respectively, related to options given to employees. The Company recorded a compensation benefit in fiscal 2001 due to employee forfeitures of unvested stock options as certain employees left the Company during the current fiscal year.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in fiscal 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased by $460,532 and $.02 and $2,129,042 and $.12, respectively, for the years ended March 31, 2002 and 2001.

     The pro forma effect on net loss for fiscal 2002 and 2001 may not be representative of the pro forma effect on net loss of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to April 1, 1995.

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

   The weighted-average fair values at date of grant for options granted during fiscal 2002 and 2001 were $0.26 and $3.02, respectively. The fair value of each option grant for the Company's common stock is estimated on the date of the grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in fiscal 2002 and 2001:

                                                      2002            2001

Expected volatility                                    110%           110%
Risk-free interest rate                               3.43%          5.88%
Expected option lives                              2.91 years     3.53 years

Details of options granted are as follows:

                                                    Weighted
                                                    Average            Option
                                                    Exercise          Price Per
                                      Shares        Price ($)         Share ($)

Options outstanding at                 2,775,274       5.08       0.48 to 37.66
  April 1, 2000
             Granted                   3,320,578       3.84       1.03 to 29.25
             Canceled                 (1,734,137)      5.80       0.48 to 37.66
             Exercised                   (45,948)      2.17       1.38 to  2.97
                                  --------------  ------------   ---------------

Options outstanding at                 4,315,767       3.88       1.03 to 36.44
  March 31, 2001                  --------------  ------------   ---------------

             Granted                   2,317,800       0.41       0.12 to  1.20
             Canceled                 (1,670,607)      4.98      0.175 to 28.56
             Exercised                   (34,700)      0.55      0.205 to 1.125
                                  --------------  ------------   ---------------

Options outstanding at                 4,928,260      $1.92     $0.12 to $36.44
  March 31, 2002                  --------------  ------------   ---------------

Options exercisable at                 2,682,548      $2.09     $0.12 to $36.44
  March 31, 2002                  --------------  ------------   ---------------


Range of       Number       Weighted Average    Weighted    Number      Weighted
Exercise       Outstanding  Remaining Years of  Average    Exercisable  Average
                            Contractual Life    Exercise                Exercise
                                                Price                   Price

$0.12 - 0.18     954,000         4.5            $0.17         9,000      $0.12
$0.21 - 0.30     114,000         4.5            $0.23        84,000      $0.21
$0.33 - 0.47     297,500         4.5            $0.35       217,500      $0.34
$0.63 - 0.86     436,800         4.9            $0.77        38,250      $0.76
$1.01 - 1.47   1,605,913         5.7            $1.14     1,153,954      $1.14
$1.52 - 2.14     966,166         3.1            $1.86       883,134      $1.87
$2.28 - 3.16     168,924         4.6            $2.58        85,483      $2.51

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

$ 3.69 -  4.05      20,025     3.6      $ 3.80       16,666      $ 3.82
$ 5.84 -  8.44     162,313     2.0      $ 6.92      146,364      $ 6.96
$ 9.13 - 13.69     148,387     7.4      $13.29       11,032      $10.65
$13.81 - 13.81       3,000     3.1      $13.81        1,000      $13.81
$22.00 - 30.81      33,810     3.3      $28.12       22,666      $27.38
$33.44 - 36.44      17,422     3.2      $34.70       13,499      $34.42
                 ------------------------------------------------------

$ 0.12 - 36.44   4,928,260     4.6      $ 1.92    2,682,548      $ 2.09
                 ------------------------------------------------------

9.   Commitments

Operating Leases

     During March 1999, the Company entered into an operating lease to consolidate their office and manufacturing facilities, which had a commencement date of July 31, 1999. This lease expires in June 2009. The Company also leases office space for its European operations in Antwerp, Belgium and Livingston, Scotland. In addition, the Company's California division currently leases office facilities.

Capital Leases

     The Company leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term.

     Future minimum payments, by year and in the aggregate, under non-cancelable operating and capital leases as of March 31, 2002 are as follows:

                                                           Capital    Operating
                                                           Leases       Leases
     Year ending March 31
       2003                                             $     97,961  $  787,196
       2004                                                   97,961     827,136
       2005                                                   51,930     732,900
       2006                                                              681,707
       2007                                                       -      706,730
       Thereafter                                                 -    1,868,954
                                                        ------------  ----------

         Total minimum lease payments                   $    247,852  $5,604,623
                                                        ============  ==========

       Less amount representing interest                      26,886
                                                        ------------


         Present value of net minimum lease payments    $    220,966
                                                        ============

Computer and other equipment at March 31, 2002 and 2001 includes $390,638 under capital leases.

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Rent expense under operating leases for the years ended March 31, 2002 and 2001 approximated $801,581 and $759,989, respectively.

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

11.  Employee Benefit Plans

     Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 30% of an employee's contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the years ended March 31, 2002 and 2001 was $42,630 and $60,671, respectively.

12.  Geographic Information

     The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's domestic and foreign export sales for the years ended March 31, 2002 and 2001 are as follows:

                                    2002               2001

           United States        $ 5,293,473        $ 9,937,107
           Europe                 1,794,569          1,686,932
           Pacific Rim              140,249              7,196
           Other                     83,944             45,312
                                -----------        -----------

                                $ 7,312,235        $11,676,547
                                ===========        ===========

     The Company sold a substantial portion of its products to four customers. Sales to these customers amounted to $3,571,788 (49% of net sales) and $4,871,198 (42% of net sales) in 2002 and 2001, respectively. For the fiscal year ended March 31, 2002 our most significant customers were AT&T (approximately 15% of revenues), Avaya (12% of revenues), SBC (12% of revenues), and Nortel (10% of revenues). For the fiscal year ended March 31, 2001, our most significant customers were SBC (16% of revenues), WorldCom (12% of revenues), Rhythms (8% of revenues), Celestica (6% of revenues). At March 31, 2002 and 2001, amounts due from these customers included in accounts receivable, were $1,095,673 and $1,799,041, respectively.

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

The loss of any of these four customers or a significant decline in sales volumes from any of these four customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

13.  Concentration of Credit Risk

     The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2002 and periodically throughout fiscal 2002, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

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

14.  Supplemental Cash Flow Information

                                                                                   2002            2001
     Other Non-Cash Investing and Financing Activities
       Options and warrants issued to consultants as non-cash compensation      $  95,892        $ 22,326
       Compensation (benefit) charge from employee options                              -         (6,944)
       Issuance of restricted stock                                               539,000               -
       Notes receivable from officers                                            (549,914)              -

15.  Related Party Transactions

     During April 2000, the Company issued a loan to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. The loan accrues interest at a rate of LIBOR plus 1%. This loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO.

     The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. The loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. Pursuant to this agreement, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ended March 31, 2001. During the year ended March 31, 2001, $50,000 was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid. At March 31, 2002, the amount owed to the Company from the Former CEO approximated $83,657, and is classified as a related party notes receivable on the Company's consolidated balance sheet.

     The Company paid the Chairman of the Board of Directors of the Company, $132,000 in the year ended March 31, 2002 for executive search and mergers and acquisitions services provided to the Company from June through October 2001.

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     The Company entered into a definitive Sublease Agreement with Multipoint Communications, LLC (the "Tenant") on April 17, 2002 to sublease approximately 5,400 square feet of its facility for a period of 24 months. The rent will be $5,200 per month for the first nine months and $10,400 per month for the last fifteen months, but with a 100% abatement for the first three months. As part of the rental payment the Tenant will issue shares totaling the value of $77,400, which shall be based on the per share price of the Tenant's common stock as priced in the first round of institutional financing (the "Financing") which shall close on or before June 30, 2002. These shares shall have the registration rights as other shares issued in the Financing. In the event that the Financing does not close on or before June 30, 2002, the Tenant shall pay the Company additional rent in the amount of $4,300 per month commencing on July 1, 2002. Future minimum lease payments due from the Tenant are approximately $187,200. The Chairman of the Board of Directors of the Company currently serves as the Chief Financial Officer of the Tenant.

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

16.  New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets." SFAS No.141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No.142, which is effective for the Company beginning April 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No.141 and 142.

     In July 2001, the FASB also issued SFAS No.143, "Accounting for Asset Retirement Obligations". SFAS No.143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No.143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No.143.

                                  EXHIBIT INDEX

         Exhibit
         No.        Description
         -------    -----------
          3.1       Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5, 1998./(1)/

          3.2 Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998./(1)/

          3.3 Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of state of the State of Delaware an October 12, 1999./(2)/

          3.4       By-Laws of the Company./(1)/

          3.5       Form of Specimen Common Stock Certificate of the
                    Company./(3)/

          4.1       1998 Stock Option Plan of the Company./(1)/

          4.2       1998 U.K. Sub-Plan of the Company, as amended./(1)/

          10.1 Lease Agreement dated February 18, 1999 by and between the Company and Washington Plaza Associates, L.P., as landlord./(3)/

          10.2 Business Park Gross Lease dated May 17, 1999 by and between the Company and Bedford Property Investors, Inc./(3)/

          10.3 Supply Agreement dated October 20, 1998 by and between the Company and Lucent Technologies. (Incorporated by reference to the Company's Annual Report on form 10-KSB for the fiscal year ended March 31, 1999)./(3)/

          10.4 OEM Purchase Agreement dated April 13, 1999 by and between the Company and the Hewlett-Packard Company./(3)/

          10.5 Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc./(3)/

          10.6 Equipment Lease Agreements dated June 10, 1999 and May 5, 1999 by and between the Company and Siemens Credit Corporation. (Incorporated by reference to the Company's Annual Report on form 10-KSB for the fiscal year ended March 31, 1999)./(3)/

          10.7 Equipment Lease Agreement dated June 17, 1999 by and between the Company and Lucent Technologies./(3)/

          Exhibit
            No.      Description
          -------    -----------

           10.8 (i) Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company./(4)/
                     (ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray./(4)/

           10.9 Line of Credit Agreement with United Nations Bank dated September 30, 1999./(4)/

           10.10 Asset Purchase Agreement dated as of February 25, 1999 by and among the Registrant, LeeMAH and the Parent./(5)/

           10.11     Assignment of Patents of LeeMAH dated February 25, 1999.
                     /(5)/

           10.12     Assignment of Trademarks of LeeMAH dated February 25, 1999.
                     /(5)/

           10.13 (i) Separation and Forebearance Agreement made as of October 5, 2000 between the Company and Stephen B. Gray. /(6)/

                     (ii) Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(6)/

           10.14 Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc./(6)/

           10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

           10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

           10.17     Form of Warrant Agreement dated July 17, 2001.*

           10.18     Form of Warrant Agreement dated January 4, 2002.*

           10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants.*

           10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors.*

           10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors.*

           10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees.*

           10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

           16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

           23.1      Consent of Deloitte & Touche LLP.*

           23.2      Consent of PricewaterhouseCoopers LLP.*
--------------------------------------------------------------------------------
(1) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 17, 2000.

(3) Incorporated by reference to the Company's Annual Report on form 10-KSB for the fiscal year ended March 31, 1999.

(4) Incorporated by reference to the Company's Annual Report on form 10-KSB filed on June 28, 2000.

(5) Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

(6) Incorporated by reference to the Company's quarterly report on Form 10-QSB filed on November 14, 2000.

(7) Incorporated by reference to the Company's annual report on form 10-KSB filed on June 29, 2001.

(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 17, 2000.

(9) Incorporated by reference to the Company's annual report on form 10-KSB filed on June 29, 2001.

* Filed herewith.