Form 10KSB/A
period 2002-03-31
ION NETWORKS INC
filed 2002-07-10
CIK 754813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                                                      Summary Compensation Table

            Annual Compensation                                                     Long-term Compensation
--------------------------------------------              -------------------------------------------------------------------------
                                                                      Awards                                     Payouts
                                                           ----------------------------                 ---------------------------
                                                               Other
                                                               Annual
                                                               Compen-    Restricted      Securities                  All Other
Principal                                                      sation       Stock         Underying       LTIP        Compen-
Position                 Year     Salary($)     Bonus($)        ($)       Award(s)($)     Options (#)    Payouts($)   sation($)/(1)/
--------                 ----     ---------     --------        ---      ------------     -----------    ----------   --------------

Current CEO and Executive Officers:

Kam Saifi/(2)(7)/        2002    132,681/(8)/    50,000         --       240,000/(11)/        --            --           1,398
President & Chief
Executive Officer

Cameron Saifi/(3)(7)/    2002      90,519        25,000         --       186,000/(12)/        --            --           1,641
Executive Vice
President & Chief
Operating Officer

David Arbeitel/(4)(7)/   2002      72,231        12,500         --        93,000/(13)/        --            --              --
Vice President &
Chief Technology
Officer

Ronald Forster           2002     107,019        9,000          --           --           80,000            --           2,034
Vice President of        2001      94,000        3,540                                    64,809            --           1,756
Finance & Controller     2000      13,962          --                                     16,476            --              --

Douglas Reilly           2002     129,246/(9)/   2,250          --           --          100,000            --              --
Vice President, Sales    2001      78,936/(10)/    --           --           --          124,652            --              --
& Managing Director,
EMEA

           Annual Compensation                                                     Long-term Compensation
--------------------------------------------              -------------------------------------------------------------------------
                                                                      Awards                                     Payouts
                                                           ---------------------------                  ---------------------------
                                                               Other
                                                              Annual      Restricted      Securities                  All Other
Principal                                                     Compen-        Stock        Underying       LTIP        Compen-
Position                 Year     Salary($)     Bonus($)      sation($)   Award(s)($)     Options (#)    Payouts($)   sation($)/(1)/
--------                 ----     ---------     --------      ---------   ------------    -----------    ----------   ------------
Former CEO and Executive Officers:

Ronald C. Sacks          2002          --          --             --          --            21,500            --            --
/(5)(7)/                 2001          --          --             --          --           119,400            --            --
Former
Chief-Executive
Officer and Interim
Principal Financial
Officer

Jane Kaufman/(6)/        2002      93,402        10,000       22,383          --            50,000            --         1,984
Former President         2001     159,000          --             --          --           172,430            --         3,187
and Chief Operating      2000      36,115          --         10,000          --           153,376            --           232
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

                  (ii)Promissory Note in the amount of $163,000 dated
                  October 5, 2000 made by Stephen B. Gray to the Company./(6)/

    10.14 Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc./(6)/

    10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

    10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

    10.17         Form of Warrant Agreement dated July 17, 2001. **

    10.18         Form of Warrant Agreement dated January 4, 2002. **

    10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants. **

    10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors. **

    10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors. **

    10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees. **

    10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

    16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

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

** Previously filed.

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

Dated: July 10, 2002
                                 ION NETWORKS, INC.

                                 By: /s/ Kam Saifi
                                    ----------------------------------------
                                     Kam Saifi, Chief Executive Officer

ION Networks, Inc. and Subsidiaries
Consolidated Financial Statements
For the Fiscal Years Ended March 31, 2002 and 2001

ION Networks, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                        Page(s)


Independent Auditors' Report dated June 21, 2002                         F-1

Report of Independent Accountants dated June 28th 2001                   F-2


Financial Statements:

   Consolidated Balance Sheets as of March 31, 2002 and
   March 31, 2001                                                        F-3

   Consolidated Statements of Operations for the Years Ended
   March 31, 2002 and 2001                                               F-4

   Consolidated Statements of Cash Flows for the Years Ended
   March 31, 2002 and 2001                                               F-5

   Consolidated Statements of Stockholders' Equity for the Years
   Ended March 31, 2002 and 2001                                         F-6

Notes to Consolidated Financial Statements                            F-7 - F-21

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









/s/ Deloitte & Touche LLP


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


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Florham Park, New Jersey
June 28, 2001

ION Networks, Inc. and Subsidiaries

Consolidated Balance Sheets
As of March 31, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                        2002               2001
Assets
    Current assets
      Cash and cash equivalents                                                        $4,050,657       $ 5,230,833
      Accounts receivable, less allowance for doubtful accounts of
        $149,999 and $161,000, respectively                                             1,521,230         2,796,531
      Other receivables                                                                         -            13,497
      Inventory, net                                                                    1,024,126         1,139,448
      Prepaid expenses and other current assets                                           492,609           205,829
      Related party notes receivable                                                       83,657           897,250
                                                                                 ----------------- ------------------

        Total current assets                                                            7,172,279        10,283,388

    Restricted cash                                                                       125,700           375,000
    Property and equipment, net                                                           796,625         1,467,766
    Capitalized software, less accumulated amortization of $3,412,040 and
       $2,390,041 respectively                                                            908,464         1,241,495
    Goodwill and other acquisition  related intangibles, less accumulated
       amortization of $1,000,000 and $694,444 respectively                                     -           305,556
    Other assets                                                                            6,653            22,683
                                                                                 ----------------- ------------------

        Total assets                                                                   $9,009,721     $  13,695,888
                                                                                 ================= ==================

Liabilities and Stockholders' Equity
    Current liabilities
      Current portion of capital leases                                                   $74,426         $  74,426
      Current portion of long-term debt                                                    33,444           107,026
      Accounts payable                                                                    917,846         1,716,212
      Accrued expenses                                                                    373,766           562,860
      Accrued payroll and related liabilities                                             353,590           416,093
      Deferred income                                                                     115,927           178,737
      Sales tax payable                                                                   188,435           141,891
      Other current liabilities                                                            73,923           168,086
                                                                                 ----------------- ------------------

        Total current liabilities                                                       2,131,357         3,365,331
                                                                                 ----------------- ------------------

    Long-term portion of capital leases                                                   146,540           220,966
    Long-term debt, net of current portion                                                  4,597            18,732

    Commitments and contingencies (Notes 9 and 10)

    Stockholders' equity

      Preferred stock - par value $.001 per share; authorized 1,000,000 shares,                 -                 -
         none issued
      Common stock - par value $.001 per share; authorized 50,000,000 shares;
         25,138,001 shares issued and outstanding at March 31, 2002,
         18,203,301 shares issued and outstanding  at March 31, 2001                       25,138            18,203
      Additional paid-in capital                                                       44,381,454        40,191,346
      Notes receivable from officers                                                     (549,914)                -
      Deferred compensation                                                               (62,893)                -
      Accumulated deficit                                                             (37,094,424)      (30,165,045)
      Accumulated other comprehensive income                                               27,866            46,355
                                                                                 ----------------- ------------------

                                                                                        6,727,227        10,090,859


        Total stockholders' equity                                                      6,727,227        10,090,859
                                                                                 ----------------- ------------------

           Total liabilities and stockholders' equity                                 $ 9,009,721      $ 13,695,888
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

ION Networks, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2002 and 2001

--------------------------------------------------------------------------------


                                                                      Accumulated                 Notes
                                            Additional                  Other                   Receivable   Deferred      Total
                                   Common   Paid-In     Accumulated  Comprehensive  Treasury      from      Compensa-  Stockholders'
                        Shares     Stock    Capital     Deficit         Income       Stock      Officers      tion        Equity
                       ---------- -------- ----------- -------------- -------------- -------- ------------ ----------- ------------

Balance, April 1, 2000  15,224,911 $15,225 $35,063,094 $(13,488,379)  $   13,196   $(207,199)        -            -    $ 21,395,937

Comprehensive loss
   Net loss                                             (16,676,666)                                                    (16,676,666)
   Translation
   adjustments                                                            33,159                                             33,159
                                                                                                                       ------------

   Total comprehensive
   loss                                                                                                                 (16,643,507)

Issuances of common
stock                    2,857,142   2,857   4,789,944                               207,199                              5,000,000

Exercise of options
and warrants               121,248     121     322,926                                                                      323,047

Non-cash stock-based
compensation                                    15,382                                                                       15,382
                        ---------- ------- ----------- ------------   ----------  ---------- ----------    ---------   ------------
Balance, March 31,
2001                    18,203,301  18,203  40,191,346  (30,165,045)      46,355          -          -            -      10,090,859

Comprehensive loss
   Net loss                                               6,929,379)                                                     (6,929,379)
   Translation
   adjustments                                                           (18,489)                                           (18,489)
                                                                                                                       ------------

   Total comprehensive
   loss                                                                                                                  (6,947,868)

Issuances of common
stock and warrants       4,000,000   4,000   3,476,000                                                                    3,480,000

Issuance of restricted
shares                   2,900,000   2,900     536,100                                                                      539,000

Notes receivable from
officers                                                                                      (549,914)                    (549,914)

Deferred compensation                          125,786                                                      (62,893)         62,893

Exercise of options         34,700      35      19,223                                                                       19,258

Non-cash stock-based
compensation                                    32,999                                                                       32,999

                        ---------- ------- ----------- ------------   ----------  ---------- ----------    ---------   ------------
Balance, March 31,
2002                    25,138,001 $25,138 $44,381,454 $(37,094,424)  $   27,866          -  $(549,914)    $(62,893)   $  6,727,227
                        ========== ======= =========== ============   ==========  ========== ==========    =========   ============


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
                                                                                     ==========      ==========

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at March 31, 2002 and 2001 are as follows:

                                                                                       2002            2001

     Current deferred tax assets
       Inventory                                                                    $ 402,363    $    879,367
             Accrued expenses                                                          75,717         265,609
             Allowance for doubtful accounts                                           60,000          64,580
                                                                               ---------------   --------------
               Total current deferred tax assets                                      538,080       1,209,556

           Valuation allowance                                                       (538,080)     (1,209,556)
                                                                               ---------------   --------------
               Net current deferred tax assets                                              -               -
                                                                               ---------------   --------------
           Noncurrent deferred tax assets
             Depreciation and amortization                                            275,000         251,839
             Net operating loss carryforwards                                      14,206,787       8,257,819
             Research and development credit                                          254,523         254,523
             Alternative minimum tax credit                                            20,125          20,125
                                                                               ---------------   --------------
               Total noncurrent deferred tax assets                                14,756,435       8,784,306

           Valuation allowance                                                    (14,393,049)     (8,253,458)
                                                                               ---------------   --------------
               Net noncurrent deferred tax assets                                     363,386         530,848
                                                                               ---------------   --------------
           Noncurrent deferred tax liabilities
             Capitalized software                                                    (363,386)       (530,848)
                                                                               ---------------   --------------
               Total noncurrent deferred tax liabilities                          $  (363,386)   $   (530,848)
                                                                               ===============   ==============

               Net noncurrent deferred tax (liabilities) assets                $           -     $          -
                                                                               ===============   ==============

     The Company has recorded a full valuation allowance against the deferred tax assets, including the federal, state and foreign net operating loss carryforwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

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


Range of       Number       Weighted Average    Weighted    Number      Weighted
Exercise       Outstanding  Remaining Years of  Average    Exercisable  Average
                            Contractual Life    Exercise                Exercise
                                                Price                   Price

$ 0.12 -  0.18    954,000         4.5            $ 0.17        9,000    $ 0.12
$ 0.21 -  0.30    114,000         4.5            $ 0.23       84,000    $ 0.21
$ 0.33 -  0.47    297,500         4.5            $ 0.35      217,500    $ 0.34
$ 0.63 -  0.86    436,800         4.9            $ 0.77       38,250    $ 0.76
$ 1.01 -  1.47  1,605,913         5.7            $ 1.14    1,153,954    $ 1.14
$ 1.52 -  2.14    966,166         3.1            $ 1.86      883,134    $ 1.87
$ 2.28 -  3.16    168,924         4.6            $ 2.58       85,483    $ 2.51
$ 3.69 -  4.05     20,025         3.6            $ 3.80       16,666    $ 3.82
$ 5.84 -  8.44    162,313         2.0            $ 6.92      146,364    $ 6.96
$ 9.13 - 13.69    148,387         7.4            $13.29       11,032    $10.65
$13.81 - 13.81      3,000         3.1            $13.81        1,000    $13.81
$22.00 - 30.81     33,810         3.3            $28.12       22,666    $27.38
$33.44 - 36.44     17,422         3.2            $34.70       13,499    $34.42
                --------------------------------------------------------------

$ 0.12 - 36.44  4,928,260         4.6            $ 1.92    2,682,548    $ 2.09
                --------------------------------------------------------------

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

                     (ii) Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(6)/

           10.14 Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc./(6)/

           10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

           10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

           10.17     Form of Warrant Agreement dated July 17, 2001.**

           10.18     Form of Warrant Agreement dated January 4, 2002.**

           10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants.**

           10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors.**

           10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors.**

           10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees.**

           10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

           16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

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

** Previously filed.