Form 10KSB/A
period 2002-03-31
ION NETWORKS INC
filed 2002-08-02
CIK 754813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 2


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

     The ION Secure product suite is intended to provide our customers with the following key benefits:

     A Complete Infrastructure Security Solution. We believe ION offers one of the most complete, commercially available solutions in our industry for securely managing infrastructure devices. We have taken a broad approach to infrastructure security and developed a product suite that protects administrative services with one unified solution by providing secure:

..    Access -- ION solutions are designed so that administrators can only gain access to infrastructure devices through the network connectivity provided by ION Secure PRIISMS software and ION Secure 3000 and 5000 series security appliances that together form a secure management portal. PRIISMS provides a single point of entry into the secure management portal for administrators utilizing Secure Shell (SSH), Point-to-Point Tunneling Protocol (PPTP) and Telnet. Access to PRIISMS is only granted based on strong multi-factor authentication of administrators. PRIISMS servers are typically colocated in Network Operations Centers along with enterprise management and operational support systems. ION Secure 3000 and/or 5000 series security appliances are deployed throughout an organization's network to protect against unauthorized access to infrastructure devices. ION Secure PRIISMS software and ION Secure 3000 and 5000 series security appliances provide infrastructure access protection by forcing all administrative traffic through a secure management network using one or both of the following methods: (i) TCP/IP based Virtual Private Networks (IP-VPNs) with firewall services and encrypted VPN IPSec tunnels and (ii) Virtual Private Dial-up Networks (VPDNs) over public switched telephone networks.

..    Authentication -- ION infrastructure security solutions combine strong multi-factor authentication with "single sign-on" to the secure management portal. Administrative sessions require the use of ION hardware or software security tokens that use two-factor authentication. PRIISMS provides a single sign-on environment for all administrative applications. Single sign-on means that administrators need only log into PRIISMS once to easily gain secure access to the infrastructure devices they are tasked with managing. ION 3000 and 5000 series security appliances support the same strong authentication mechanisms as PRIISMS. Whether connecting through an IP-VPN or VPDN, multi-factor authentication is required for administrators to communicate with every ION security appliance. Private key management services are integrated into ION infrastructure security solutions in order to ease deployment of PRIISMS and security appliances.

..    Authorization -- ION infrastructure security solutions provide extensive security policy management capabilities for controlling administrator actions. Policies are centrally managed via ION Secure PRIISMS software at the user or group level with distributed policy enforcement handled by the 3000 and 5000 series security appliances. ION Secure PRIISMS multi-level authorization restricts administrator access to specific infrastructure devices, as well as prohibits the issuing of specific commands. Multi-level authorization services are intended to provide tight control over the specific commands that can be issued by administrators via command filtering.

..    Audit -- ION Secure PRIISMS software and 3000 and 5000 series security appliances are designed to maintain detailed audit trails on administrator activities, infrastructure devices and security appliance health. ION security appliances maintain extensive logs on administrative sessions including administrator authentication success, failure and connection histories. The entire history of each administrative session can be captured down to the characters entered by an administrator. Command filters can be utilized to restrict which commands an administrator may enter to control an infrastructure device. ION security appliance logs are protected from tampering and can maintain the history of administrative sessions.

..    Administration -- ION Secure PRIISMS software provides directory services for assigning authentication methods and privileges to users and groups and the logical partitioning of authorized infrastructure device views. Once authenticated into PRIISMS, administrators can only see and manage assigned infrastructure devices. In addition, centralized management of ION security appliances via PRIISMS simplifies the installation, configuration and upgrade of the ION Secure Operating System (ISOS) on remote ION security appliancesThe ION Secure 3000 and 5000 series appliances provide a wide range of management services such as alarm mediation, remote diagnostics, and task automation. In addition, messages from non-standard managed infrastructure devices can be converted to Simple Network Management Protocol (SNMP) traps and sent to PRIISMS for centralized viewing and forwarding to third party enterprise management and operational support systems. Network and port-level diagnostic utilities can also be used by administrators to remotely troubleshoot infrastructure devices. The automation of administrative tasks can be implemented both in PRIISMS and ION security appliances. Action triggers can be set for automating common tasks such as event notification via SNMP trap, pager or e-mail, the power recycling of infrastructure devices, or the uploading of logs from ION security appliances. ION security appliances also provide a native scripting (computer programming) language and task scheduler that can run these scripts based on an alarm, date or time for custom automation requirements.

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

     ION Secure PRIISMS Centralized Management Software. PRIISMS provides centralized, 24x7 surveillance and provisioning across the entire suite of ION Secure 3000 and 5000 security appliances, resulting in the simplified management of thousands of infrastructure devices. Through its web-based user interface, PRIISMS enables administrators to configure, troubleshoot and manage geographically dispersed critical infrastructure devices from central operations centers, thereby reducing the cost and time required for remote appliance maintenance, security administration, data collection and reporting. Key features include:

..    Global View With Single Sign-on: Proactively monitor ION security appliances from central network operations centers. Administrators can securely log into PRIISMS once instead of logging into each individual appliance.

..    Multi-factor Authentication: Utilize a number of security measures to protect infrastructure devices, including the ability to lock out a specific administrator across the network in seconds. This feature requires the use of ION Secure tokens.

..    Centralized Alarm Notification and Logging: Simultaneously view alarms and events within PRIISMS for ION security appliances and infrastructure devices.

..    Centralized Provisioning and Job Scheduling: Centrally manage the scheduling of jobs for managing configuration files and software updates.

..    Automatic Backups: Automatically back up configuration files for all ION security appliances on the network to PRIISMS servers.

..    Real-time Inventory and Status: Track system health to ensure that ION security appliances and infrastructure devices are running properly 24 x 7.

..    Multi-level Authorization: Use security policies to enforce strict control over administrators' actions when accessing infrastructure devices.

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

Wide Range of Protected Infrastructure Devices

ION infrastructure security solutions protect a growing variety of infrastructure devices provided by leading IT and telecommunications network and system vendors, including vendors of:

..    Access Servers                                    .    Multi-Service Switches
..    Application Servers                               .    Optical Switches
..    Bus & Tag Channel Extenders                       .    PBXs (Switched & IP)
..    Call Management Systems                           .    Power Protection Systems (UPS)
..    Carrier Grade Multi-Service Switches              .    Routers
..    Cellular Switches                                 .    SONET Switches
..    CSU/DSUs                                          .    SS7 Switches
..    DSLAMs                                            .    Storage Area Networks
..    Integrated Access Devices                         .    Terminal Servers
..    LAN Switches                                      .    Various Types of PC Class Servers
..    Mail Servers                                      .    Various Types of UNIX Class Server
..    Messaging Servers                                 .    Wireless Switches

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

Competition

     The market for infrastructure security solutions is worldwide and highly competitive, and we expect competition to intensify in the future. Competitors can be generally categorized as either: (i) information security vendors who provide high performance, security point products, or (ii) suppliers of network management appliances that provide limited infrastructure security features. Many of these solutions require additional security products in order to implement a comprehensive infrastructure security solution. Current and potential competitors in our markets include, but are not limited to the following companies, all of which sell worldwide or have a presence in most of the major markets for such products:

..    Security software vendors such as RSA Security, Check Point Software and
     Symantec;

..    Network equipment manufacturers such as Cisco, Lucent Technologies, Nortel
     Networks;

..    Computer or network component manufacturers such as Intel;

..    Operating system software vendors such as Microsoft, Novell and Sun
     Microsystems;

..    Security appliance suppliers such as SonicWall and NetScreen Technologies;
     and

..    Low cost management-only appliance vendors, which may include limited infrastructure security functionality.

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

     In the past, we experienced fluctuations in our quarterly and annual operating results and we anticipate that such fluctuations will continue. Our quarterly and annual operating results may vary significantly depending on a number of factors, including:

..    the timing of the introduction or acceptance of new products and services;

..    changes in the mix of products and services provided;

..    long sales cycles;

..    changes in regulations affecting our business;

..    increases in the amount of research and development expenditures necessary for new product development and innovation;

..    changes in our operating expenses;

..    uneven revenue streams; and

..    general economic conditions.

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

     We are subject to significant competition from different sources for our different products and services. We can not assure you that the market will continue to accept our hardware and software technology or that we will be able to compete successfully in the future. We believe that the main factors affecting competition in the network management business are:

..    the products' ability to meet various network management and security requirements;

..    the products' ability to conform to the network and/or computer systems;

..    the products' ability to avoid becoming technologically outdated;

..    the willingness and the ability of distributors to provide support customization, training and installation; and

..    the price.

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

    Fiscal Year 2002, Quarter Ending                        HIGH           LOW
    --------------------------------                        ----           ---

    June 30, 2001                                         $ 1.15        $0.57
    September 30, 2001                                      0.79         0.16
    December 31, 2001                                       0.85         0.08
    March 31, 2002                                          1.84         0.65

    Fiscal Year 2001, Quarter Ending
    --------------------------------

    June 30, 2000                                         $31.00        $2.00
    September 30, 2000                                      5.94         2.00
    December 31, 2000                                       3.06         0.28
    March 31, 2001                                          3.00         0.38

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


         As a result of the Company's operating performance during the first six months of FY2002, the Company, during the third quarter of FY2002, announced the layoff of 17 employees to reduce its overhead expenses. As a result, the Company reduced its overhead expenses by approximately $1,600,000 in annual salaries and employee benefits (approximately $135,000 per month). The Company recorded approximately $217,467 of severance and termination related costs. Termination benefits of approximately $214,000 were paid during the third and fourth quarters of FY2002. All of the affected employees have left the Company as of March 31, 2002. As of April 30, 2002 the remaining termination benefits of $3,467 were paid.

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

Financial Condition And Capital Resources


         The Company's working capital balance as of March 31, 2002 was $5,040,922 as compared to $6,918,057 at March 31, 2001. This decline in working capital was due to continued operating losses generated throughout fiscal 2002, which was partially offset by $3,480,000 raised through the issuance of new shares in a private placement of 4,000,000 shares of Common Stock at a price of $0.87 per share. We believe that our working capital as of March 31, 2002 will fund the Company's operations, as currently planned, until January 2003. We believe that a minimum of $2,000,000 in additional capital will be needed in order to fund the Company's planned operations through June 2003. We plan to seek equity financing to provide funding for operations but the current market for equity financing is very weak. If we are not successful in raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we plan to continue to reduce our overhead expenses by the reduction of headcount and other available measures. We may also explore the possibility of mergers and acquisitions. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.


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


         Our plans to overcome this condition includes refocusing our sales efforts to include penetrating additional markets with our enterprise infrastructure security products, reducing expenses and raising additional equity capital. On February 14, 2002, we received $3,480,000 from the issuance of new shares in a private placement of 4,000,000 shares of Common Stock. We have restructured and reorganized to reduce our operating expenses by the layoff of 8 employees in July 2002 which reduced the Company's overhead expenses by approximately $575,000 in annual salaries and employee benefits. The Company has refocused its sales effort to emphasize the selling of its software products and reengineered its hardware products in an effort to increase gross margins. The Company has begun to establish alternate channels that will open opportunities in the future to sell our products without the overhead expenses associated with headcount. We can not assure that our sales efforts or expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital, to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.


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


_________________________________
(1) Member of Compensation/Stock Option Committee
(2) Member of Nominating Committee
(3) Member of Audit Committee
(4) Member of Strategic Steering Committee
* Mr. Kam Saifi and Mr. Cameron Saifi are brothers.


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




         TED KAMINER has served as Chief Financial Officer and Vice President of the Company since May 2002. Prior to joining ION, from October 2000 to April 2002, Mr. Kaminer was an independent consultant. From March 1998 to September 2000, Mr. Kaminer served as Senior Vice President of Finance and Chief Financial Officer of CMPExpress, a provider of computer hardware and software to corporate, government and education accounts. Previously, he served as Senior Vice President, Investment Banking at Berwind Financial Group, L.P., from October 1994 to January 1998.


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


         STEPHEN M. DEIXLER has been Chairman of the Board of Directors since 1985 and served as Chief Executive Officer of the Company from April 1996 to May 1997. He was President of the Company from May 1982 to June 1985 and served as Treasurer of the Company from its formation in 1982 until September 1993. Mr. Deixler currently also serves as Chairman of the Board of Trilogy Leasing Co, LLC and became Chief Financial Officer of Multipoint Communications, LLC in March 2002. Mr. Deixler was the Chairman of Princeton Credit Corporation until April 1995.


         ALEXANDER C. STARK, JR. has been a director of the Company since 1997. From 1995 to 2000, Mr. Stark served as the President of AdCon, Inc., a consulting firm organized to advise and counsel senior officers of global telecom companies. Mr. Stark previously worked for 40 years at AT&T, where he most recently served as a Senior Vice President.


         ALAN HARDIE has served as a director of the Company since 1999. From 1995 until 2001, when he retired, Mr. Hardie served as Chief of Operations for AT&T and BT Global Venture-Concert.


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


     VINCENT CURATOLO has served as director of the Company since 2002. Mr. Curatolo has held several executive positions at Cisco Systems since May 1998. He is currently the Senior Director of Business Development for the Global Service Provider Business Unit of Cisco Systems. Prior to that position, he served as the Senior Director and Director of Cisco Systems in the areas of field operations and technical field operations. From December 1994 to May 1998, Mr. Curatolo served as Vice President of Global Data Networks at JP Morgan.


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


     The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended March 31, 2002, Mr. Vincent Curatolo was inadvertently late in filing his Form 3 to report his appointment to the Board of Directors of the Company in March 2002 and a grant of options to purchase 10,000 shares of Common Stock. Mr. Ronald Forster was inadvertently late in filing his Form 3 to report his appointment to the office of Vice President Finance/Controller in October 2001 and a grant of options to purchase 80,000 shares of Common Stock and his holding of 180 shares of Common Stock and options to purchase 81,273 shares of Common Stock at the time of the filing of his Form
3. Mr. Douglas Reilly was in advertently late in filing his Form 3 to report his appointment to the office of Vice President and Managing Director of Market Operations for EMEA and the Pacific Rim in October 2001 and a grant of options to purchase 100,000 shares of Common Stock and his holding of options to purchase 124,652 shares of Common Stock at the time of the filing of his Form 3. All such inadvertently late filings have been filed and reported by the Reporting Persons on a Form 5 for the fiscal year ended March 31, 2002.

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

                           Summary Compensation Table


             Annual Compensation                                                    Long-term Compensation
             -------------------                                                    ----------------------

                                                                      Awards                                 Payouts
                                                                      ------                                 -------

                                                               Other
                                                               Annual
                                                               Compen-   Restricted     Securities                All Other
Principal                                                      sation      Stock        Underying      LTIP       Compen-
Position                  Year    Salary($)      Bonus($)      ($)       Award(s)($)    Options (#)   Payouts($)  sation($)/(1)/
--------                  ----    ---------      --------      ---       -----------    -----------   ----------  --------------
Current CEO and Executive Officers:

Kam Saifi/(2)(7)/        2002     132,681/(8)/    50,000            --  240,000/(11)/          --         --           1,398
President & Chief
Executive Officer

Cameron Saifi/(3)(7)/    2002      90,519         25,000            --  186,000/(12)/          --         --           1,641
Executive Vice
President & Chief
Operating Officer

David Arbeitel/(4)(7)/   2002      72,231         12,500            --   93,000/(13)/          --         --              --
Vice President &
Chief Technology
Officer

Ronald Forster           2002     107,019          9,000            --       --            80,000         --           2,034
Vice President of        2001      94,000          3,540                                   64,809         --           1,756
Finance & Controller     2000      13,962             --                                   16,476         --              --

Douglas Reilly           2002     129,246/(9)/     2,250            --       --           100,000         --              --
Vice President, Sales    2001      78,936/(10)/       --            --       --           124,652         --              --
& Managing Director,
EMEA

Former CEO and Executive Officers:

Ronald C. Sacks          2002          --             --            --       --            21,500         --              --
/(5)(7)/                 2001          --             --            --       --           119,400         --              --
Former
Chief-Executive
Officer and Interim
Principal Financial
Officer

Jane Kaufman/(6)/        2002      93,402         10,000        22,383       --            50,000         --           1,984
Former President         2001     159,000             --            --       --           172,430         --           3,187
and Chief Operating      2000      36,115             --        10,000       --           153,376         --             232
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


(11) These shares vest as follows: 250,000 on October 4, 2001, 550,000 on September 30, 2002 and 150,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 1,200,000. The value of these shares as of March 31, 2002 is $1,520,000 and dividends, if declared, will be paid.

(12) These shares vest as follows: 75,000 on October 17, 2001, 165,000 on September 30, 2002 and 45,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 360,000. The value of these shares as of March 31, 2002 is $456,000 and dividends, if declared, will be paid.

(13) These shares vest as follows: 37,500 on October 17, 2001, 82,500 on September 30, 2002 and 22,500 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 180,000. The value of these shares as of March 31, 2002 is $228,000 and dividends, if declared will be paid.


                Option Grants in Fiscal Year Ended March 31, 2002

The following table sets forth certain information concerning stock option grants during the fiscal year ended March 31, 2002 to the Named Executive
Officers:

                                                                         Individual Grants


                                                                  Percent
                                               Number of         of Total
                                              Securities         Options                 Exercise
                                              Underlying        Granted to               or Base
                                               Options         Employees in               Price            Expiration
  Name                                        Granted(#)       Fiscal Year               ($/Sh)                Date
  ----                                        ----------       -----------               ------                ----
Current CEO and Executive Officers:

Kam Saifi                                       --

Cameron Saifi                                   --

David Arbeitel                                  --

Ronald Forster                                80,000/(1)(4)/       3.5%                    .175               10/11/06

Douglas Reilly                               100,000/(1)(5)/       4.3%                    .175               10/11/06

Former CEO and Executive Officers:

Ronald C. Sacks                               21,500/(2)/          1.0%                    .205                9/23/06

Jane Kaufman                                  50,000/(3)/          2.2%                    1.01                 5/1/06

(1) Represents options granted for retention purposes following the October 3, 2001 reduction in force.

(2) 20,000 options were granted upon election to the Board of Directors on 9/24/01 and 1.500 options were granted for attendance at Annual Meeting of the Board of Directors held on September 24, 2001. These options vested immediately and have been exercised

(3) Represents options granted upon promotion to President and Chief Operating Officer. These options vested immediately upon Ms. Kaufman's resignation from the Company on October 3, 2001. Ms. Kaufman has until October 3, 2003 to exercise these options.

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

                                                                                                                Value of
                                                                                 Number of                    Unexercised
                                                                            Securities Underlying            In-the-Money
                                          Shares                             Unexercised Options               Options at
                                        Acquired on         Value               at FY-End(#)                  FY-End($)/(1)/
Name                                   Exercise (#)      Realized($)     Exercisable/Unexercisable      Exercisable/Unexercisable
----                                   ------------      -----------     -------------------------      -------------------------
Current CEO and Executive Officers:

Kam Saifi                                    --              --                           --                            --

Cameron Saifi                                --              --                           --                            --

David Arbeitel                               --              --                           --                            --

Ronald Forster                               --              --               37,225/124,060                      0/47,200

Douglas Reilly                               --              --               49,600/175,052                      0/59,000

Former CEO and Executive Officers:

Ronald C. Sacks                          21,500           5,160                    119,400/0                           0/0

Jane Kaufman                                 --              --                    200,000/0                           0/0

(1) The average price for the Common Stock as reported by the Nasdaq Stock Market on March 28, 2002, was $.76 per share. Value is calculated on the basis of the difference between the option exercise price and $.76 multiplied by the number of shares of Common Stock underlying the options.


Compensation of Directors

        For the fiscal year ended March 31, 2002, each of the members of the Board of Directors who is not also an employee of the Company ("Non-Employee Directors") received options to purchase 10,000 shares of Common Stock at exercise prices per share equal to the fair market value of the Common Stock on the date of grant on an annual basis. Non-Employee Directors were also granted options to purchase an additional 1,500 shares of Common Stock for each meeting of the Board of Directors attended by such Non-Employee Director. Non-Employee Directors serving on committees of the Board of Directors were granted, on an annual basis, options to purchase 1,500 shares of Common Stock for each committee served thereby.

        In October 2001, the Board of directors approved a grant of 25,000 options to each of Messrs. Deixler, Halpern, Stark, Hardie, Ritchie and Russo in recognition of their services to the Company with the retention of the new executive management team.

         In July 2001, the Board of Directors approved a modification to the director compensation plan for the fiscal year ending March 31, 2002. The modification provides that any director who was not previously serving as such at the time of the last annual stockholder's meeting would receive an additional grant of options to purchase 20,000 shares upon election by the stockholders. In addition, the Company reimburses all Non-Employee Directors traveling more than fifty miles to a meeting of the Board of Directors for all reasonable travel expenses.



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

Name and Address/(16)/                               Shares Owned                     Percent of Class
----------------------                               ------------                     ----------------
Stephen M. Deixler                                    953,077/(1)/                            3.8%

Alexander C. Stark, Jr.                               415,875/(2)/                            1.7%

Alan Hardie                                           132,000/(3)/                           *

William Martin Ritchie                                 92,500/(4)/                           *

Frank Russo                                            57,000/(5)/                           *

Vincent Curatolo                                       11,500/(6)/                           *

Baruch Halpern                                        516,200/(7)/                            2.1%

Kam Saifi                                           2,170,000/(8)/                            8.6%

Cameron Saifi                                         600,000/(9)/                            2.4%

David Arbeitel                                        300,000/(10)/                           1.2%

Ronald Forster                                         37,405/(11)/                          *

Douglas Reilly                                         59,600/(12)/                          *

Ronald C. Sacks                                       119,400/(13)/                          *

Jane Kaufman                                          200,000/(14)/                          *

AWM Investment Company                              5,407,882/(15)/                          21.5%
153 East 53rd Street, 55th Floor
New York, NY    10022

Directors and Executive Officers as a               5,664,557                                22.5%
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

Item 12: Certain Relationships and Related Transactions


     The Company entered into a definitive Sublease Agreement with Multipoint Communications, LLC (the "Tenant") on April 17, 2002 to sublease approximately 5,400 square feet of its Piscataway, NJ facility for a period of 24 months. The rental rate and the other material terms of the lease with Multipoint Communications, LLC ("Multipoint") were negotiated through a real estate broker and separate attorneys representing each party. The rental rate was established by prorating the amount of space leased by Multipoint by the current rent paid by the Company to its landlord. Given the current real estate market condition in the area, the Company believes that the terms of the lease with Multipoint are comparable to terms of leases that might have been obtained from a non-affiliate. The rent will be $5,200 per month for the first nine months and $10,400 per month for the last fifteen months, but with a 100% abatement for the first three months. As part of the rental payment the Tenant will issue shares totaling the value of $77,400, which shall be based on the per share price of the Tenant's common stock as priced in the first round of institutional financing (the "Financing") which shall close on or before June 30, 2002. These shares shall have the registration rights as other shares issued in the Financing. In the event that the Financing does not close on or before June 30, 2002, the Tenant shall pay the Company additional rent in the amount of $4,300 per month commencing on July 1, 2002. Future minimum lease payments due from the Tenant are approximately $187,200. The Chairman of the Board of Directors of the Company currently serves as the Chief Financial Officer of the Tenant.


     The Company paid the Chairman of the Board of Directors of the Company, $132,000 in the year ended March 31, 2002 for executive search and mergers and acquisitions services provided to the Company from June through October 2001.


     During April 2000, the Company made a loan (the "Loan") to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. At the time that the Loan was made to the Former CEO in April 2000, the Company was contemplating a secondary public offering and potential mergers and acquisitions opportunities. As a result, the Company did not want the Former CEO to exercise his stock options. In consideration for not exercising his stock options at that time, the Company issued the Loan to him. At that time, the Company had sufficient cash and it was contemplated that the Loan would be repaid within one year. The Loan accrues interest at a rate of LIBOR plus 1%. The LIBOR plus one percent interest rate in April 2000 was 7.197% as compared to the first mortgage interest rate in April 2000 of 6.90% for a 1-year ARM, 7.97% for a 15-year FRM and 8.30% for a 30-year FRM. This Loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO. The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000 (the "Seperation and Forebearance Agreement"). The Loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. The Company agreed to extend the repayment date of the Loan so that the Former CEO would be able to repay the Loan to the Company by selling his personal residence. In addition to the Loan, pursuant to the terms of the Seperation and Forebearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. These certain expenses were incurred by the Former CEO as part of his personal expense account arrangement with the Company. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid which included proceeds in the amount of $777,713.48 received by the Company on August 3, 2001 for the sale of the Former CEO's personal residence. At March 31, 2002, the total amount owed to the Company by the Former CEO was approximately $83,657, and is classified as a related party notes receivable on the Company's consolidated balance sheet. Because these amounts were not paid by their respective maturity dates, interest is currently accruing at the default interest rate of 12%


     On June 29, 2000, the Company made an advance of $135,000 to the Former CEO. The advance was subsequently repaid in full on July 26, 2000.

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

     10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

     10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

     10.17          Form of Warrant Agreement dated July 17, 2001. **

     10.18          Form of Warrant Agreement dated January 4, 2002. **

     10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants. **

     10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors. **

     10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors. **

       10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees. **

       10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/


       10.24 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi. /10/

       10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi. /11/

       10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel. /11/

       10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC. *


       16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/


       21.1         List of Subsidiaries. *


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


(10) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.


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


Dated: August 2, 2002


                                              ION NETWORKS, INC.

                                              By: /s/ Kam Saifi
                                              -----------------


                                              Kam Saifi, Chief Executive Officer
                                              and President

ION Networks, Inc. and Subsidiaries
Consolidated Financial Statements
For the Fiscal Years Ended March 31, 2002 and 2001

ION Networks, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended March 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------

                                                                                                   Page(s)
Independent Auditors' Report dated June 21, 2002                                                     F-1

Reports of Independent Accountants dated June 28/th/, 2001                                           F-2

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Florham Park, New Jersey
June 28, 2001

ION Networks, Inc. and Subsidiaries

Consolidated Balance Sheets
As of March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                               2002                2001
Assets
     Current assets
       Cash and cash equivalents                                                           $   4,050,657      $   5,230,833
       Accounts receivable, less allowance for doubtful accounts of
         $149,999 and $161,000, respectively                                                   1,521,230          2,796,531
       Other receivables                                                                               -             13,497
       Inventory, net                                                                          1,024,126          1,139,448
       Prepaid expenses and other current assets                                                 492,609            205,829
       Related party notes receivable                                                             83,657            897,250
                                                                                                  ------            -------

         Total current assets                                                                  7,172,279         10,283,388

     Restricted cash                                                                             125,700            375,000
     Property and equipment, net                                                                 796,625          1,467,766
     Capitalized software, less accumulated amortization of $3,412,040 and
        $2,390,041 respectively                                                                  908,464          1,241,495
     Goodwill and other acquisition related intangibles, less accumulated
        amortization of $1,000,000 and $694,444 respectively                                           -            305,556
     Other assets                                                                                  6,653             22,683
                                                                                                   -----             ------

         Total assets                                                                      $   9,009,721      $  13,695,888
                                                                                           =============      -------------


Liabilities and Stockholders' Equity
     Current liabilities
       Current portion of capital leases                                                   $      74,426      $      74,426
       Current portion of long-term debt                                                          33,444            107,026
       Accounts payable                                                                          917,846          1,716,212
       Accrued expenses                                                                          373,766            562,860
       Accrued payroll and related liabilities                                                   353,590            416,093
       Deferred income                                                                           115,927            178,737
       Sales tax payable                                                                         188,435            141,891
       Other current liabilities                                                                  73,923            168,086
                                                                                                  ------            -------

         Total current liabilities                                                             2,131,357          3,365,331
                                                                                               ---------          ---------

     Long-term portion of capital leases                                                         146,540            220,966
     Long-term debt, net of current portion                                                        4,597             18,732

     Commitments and contingencies (Notes 9 and 10)

     Stockholders' equity

       Preferred stock - par value $.001 per share; authorized 1,000,000 shares,                       -                  -
          none issued
       Common stock - par value $.001 per share; authorized 50,000,000 shares;
          25,138,001 shares issued and outstanding at March 31, 2002,
          18,203,301 shares issued and outstanding at March 31, 2001                              25,138             18,203
       Additional paid-in capital                                                             44,381,454         40,191,346
       Notes receivable from officers                                                           (549,914)                 -
       Deferred compensation                                                                     (62,893)                 -
       Accumulated deficit                                                                   (37,094,424)       (30,165,045)
       Accumulated other comprehensive income                                                     27,866             46,355
                                                                                                  ------             ------

                                                                                               6,727,227         10,090,859

   Total stockholders' equity                                                                  6,727,227         10,090,859
                                                                                               ---------         ----------

       Total liabilities and stockholders' equity                                          $   9,009,721      $  13,695,888
                                                                                           =============      =============

The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries

Consolidated Statements of Operations
For the Years Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                         2002          2001

Net sales                                            $  7,312,235  $ 11,676,547

Cost of sales                                           3,484,132     7,184,666
                                                     ------------  ------------

    Gross margin                                        3,828,103     4,491,881

Research and development expenses                         891,542     2,126,246
Selling, general and administrative expenses            8,119,601    11,870,263
Depreciation and amortization expense                   1,852,090     3,742,450
Restructuring, asset impairments and other charges        217,467     3,763,612
                                                     ------------  ------------

    Loss from operations                               (7,252,597)  (17,010,690)

    Other income                                          264,725             -
    Interest income                                       114,638       389,359
    Interest expense                                      (31,781)      (47,767)
                                                     ------------  ------------

    Loss before income taxes                           (6,905,015)  (16,669,098)

Income tax expense                                         24,364         7,568
                                                     ------------  ------------

    Net loss                                         $ (6,929,379) $(16,676,666)
                                                     ============  ------------

Per share data

    Basic and diluted                                      ($0.37)       ($0.98)

Weighted average number of common shares outstanding
    Basic and diluted                                  18,890,609    17,064,620
                                                     ------------  ------------

The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  2002                   2001
Cash flows from operating activities
   Net loss                                                                       $ (6,929,379)          $(16,676,666)
   Adjustments to reconcile net loss to net cash used in operating activities

     Restructuring, asset impairments and other charges, non-cash                       (2,930)             3,421,378
     Depreciation and amortization                                                   1,852,090              3,742,450
     Provision for inventory obsolescence                                             (565,481)             1,549,099
     Non-cash stock-based compensation charge                                           32,999                 15,382
     Issuances of restricted stock                                                     539,000                      -
     Notes receivable from officers                                                   (549,914)                     -
     Deferred compensation                                                              62,893                      -
     Changes in operating assets and liabilities:
       Accounts receivable                                                           1,275,301              1,773,015
       Other receivables                                                                13,497              1,547,200
       Inventory                                                                       680,803               (763,876)
       Prepaid expenses and other current assets                                      (270,750)               397,045
       Other assets                                                                          -                 56,575
       Accounts payable and accrued expenses                                          (987,460)              (353,063)
       Accrued payroll and related liabilities                                         (66,278)            (1,655,749)
       Deferred income                                                                 (62,810)               (96,920)
       Sales tax payable                                                                46,544                (59,109)
       Other current liabilities                                                       (94,163)                16,993
                                                                                  ------------           ------------

         Net cash used in operating activities                                      (5,026,038)            (7,086,246)
                                                                                  ------------           ------------

Cash flows from investing activities
    Capital expenditures                                                               (35,269)              (415,174)
    Capitalized software expenditures                                                 (500,388)            (1,526,411)
    Related party notes receivable, net of repayments                                  813,593               (897,250)
    Restricted cash                                                                    249,300               (375,000)
                                                                                  ------------           ------------

         Net cash provided by (used in) investing activities                           527,236             (3,213,835)
                                                                                  ------------           ------------

Cash flows from financing activities
    Repayments of debt                                                                (162,143)              (173,745)
    Issuances of common stock and warrants                                           3,480,000              5,000,000

    Exercises of options and warrants                                                   19,258                323,047
                                                                                  ------------           ------------

         Net cash provided by financing activities                                   3,337,115              5,149,302
                                                                                  ------------           ------------

Effect of exchange rates on cash                                                       (18,489)                     -
                                                                                  ------------           ------------

Net decrease in cash and cash equivalents                                           (1,180,176)            (5,150,779)

Cash and cash equivalents - beginning of year                                        5,230,833             10,381,612
                                                                                  ------------           ------------

Cash and cash equivalents - end of year                                           $  4,050,657           $  5,230,833
                                                                                  ============           ------------


Supplemental information

    Cash paid during period for interest                                          $     31,781           $     47,767
                                                                                  ============           ------------


    Cash paid for taxes                                                           $     37,359           $      7,058
                                                                                  ============           ------------

The accompanying notes are an integral part of these financial statements.

ION Networks, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Accumulated                Notes
                                            Additional                   Other                 Receivable  Deferred          Total
                                  Common    Paid-In     Accumulated  Comprehensive  Treasury      from     Compensa-  Stockholders'
                          Shares   Stock    Capital     Deficit          Income       Stock     Officers     tion            Equity
                          ------   -----    -------     -------          ------      -----      --------     ----            ------
Balance, April 1, 2000  15,224,911 $15,225 $35,063,094  $(13,488,379)    $ 13,196 $(207,199)         -          -      $ 21,395,937

Comprehensive loss
   Net loss                                              (16,676,666)                                                   (16,676,666)
   Translation
   adjustments                                                             33,159                                            33,159
                                                                                                                             ------

   Total comprehensive
   loss                                                                                                                 (16,643,507)

Issuances of common
stock                    2,857,142   2,857   4,789,944                              207,199                               5,000,000

Exercise of options
and warrants               121,248     121     322,926                                                                      323,047

Non-cash stock-based
Compensation                                    15,382                                                                       15,382
                        ------------------------------------------------------------------------------------------------------------

Balance, March 31,
2001                    18,203,301  18,203  40,191,346   (30,165,045)      46,355         -          -          -        10,090,859

Comprehensive loss
   Net loss                                               (6,929,379)                                                    (6,929,379)
   Translation
   adjustments                                                            (18,489)                                          (18,489)
                                                                                                                            -------

   Total comprehensive
   loss                                                                                                                  (6,947,868)

Issuances of common
stock and warrants       4,000,000   4,000   3,476,000                                                                    3,480,000

Issuance of restricted
shares                   2,900,000   2,900     536,100                                                                      539,000

Notes receivable from
officers                                                                                      (549,914)                    (549,914)

Deferred compensation                          125,786                                                    (62,893)           62,893

Exercise of options         34,700      35      19,223                                                                       19,258

Non-cash stock-based
Compensation                                    32,999                                                                       32,999
                        ------------------------------------------------------------------------------------------------------------

Balance, March 31,
2002                    25,138,001 $25,138 $44,381,454  $(37,094,424)    $ 27,866         -  $(549,914)  $(62,893)     $  6,727,227
                        ============================================================================================================

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

4. Inventory

Inventory, net of reserve for obsolescence of $1,005,907 and $1,571,388 at March 31, 2002 and 2001, respectively, consists of the following:

                                                2002                  2001

       Raw materials                          $  265,725            $  690,566
       Work-in-process                             2,161                18,440
       Finished goods                            756,240               430,442
                                              ----------            ----------

                                              $1,024,126            $1,139,448
                                              ==========            ==========

ION Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.  Property and Equipment

At March 31, 2002 and 2001, property and equipment consists of the following:

                                                       2002             2001

          Computer and other equipment               $2,573,597       $2,655,786
          Furniture and fixtures                        746,753          747,203
          Leasehold improvements                        160,427          160,341
                                                     ----------       ----------

                                                      3,480,777        3,563,330

          Less:     Accumulated depreciation          2,684,152        2,095,564
                                                     ----------       ----------

             Property and equipment, net             $  796,625       $1,467,766
                                                     ==========       ==========

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

At March 31, 2002, contractual maturities of the outstanding term loans are as follows:

2003                                                             $33,444
2004                                                               4,597
                                                                 -------

                                                                 $38,041
                                                                 =======

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

The components of the income tax provision for the years ended March 31, 2002 and 2001 are as follows:


                                                          2002             2001
      Current

         Federal                                       $     -           $    -
         State                                               -                -
         Foreign                                        24,364            7,568
                                                       -------           ------

                                                        24,364            7,568
                                                       -------           ------

      Deferred

         Federal                                             -                -
         State                                               -                -

                                                       $24,364           $7,568
                                                       =======           ======


The reasons for the difference between the Company's effective tax rate and the United States federal statutory rate are as follows:


                                                              March 31,
                                                       2002                2001
      Effective tax rate reconciliation
        Statutory federal tax rate                     (34)%             (34)%
        State taxes, net of federal benefit             (6)               (6)
        Foreign rate differential                        -                 -
        Permanent difference (goodwill)                  2                 7
        Effect of recording valuation allowance
          on net operating loss
        carryforwards                                   37                32
        Other                                            1                 1

                                                         -%                -%
                                                       ====              ====

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at March 31, 2002 and 2001 are as follows:

                                                                          2002           2001
Current deferred tax assets
  Inventory                                                        $    402,363      $    879,367
         Accrued expenses                                                75,717           265,609
         Allowance for doubtful accounts                                 60,000            64,580
                                                                   ------------      ------------

           Total current deferred tax assets                            538,080         1,209,556

      Valuation allowance                                              (538,080)       (1,209,556)
                                                                   ------------      ------------

           Net current deferred tax assets                                    -                 -
                                                                   ------------      ------------

      Noncurrent deferred tax assets
         Depreciation and amortization                                  275,000           251,839
         Net operating loss carryforwards                            14,206,787         8,257,819
         Research and development credit                                254,523           254,523
         Alternative minimum tax credit                                  20,125            20,125
                                                                   ------------      ------------

           Total noncurrent deferred tax assets                      14,756,435         8,784,306

      Valuation allowance                                           (14,393,049)       (8,253,458)
                                                                   ------------      ------------

           Net noncurrent deferred tax assets                           363,386           530,848
                                                                   ------------      ------------

      Noncurrent deferred tax liabilities
         Capitalized software                                          (363,386)         (530,848)
                                                                   ------------      ------------

           Total noncurrent deferred tax liabilities               $   (363,386)     $   (530,848)
                                                                   ============      ============

           Net noncurrent deferred tax (liabilities) assets        $          -      $          -
                                                                   ============      ------------

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
Expected option lives                                2.91 years     3.53 years

Details of options granted are as
follows:
                                                      Weighted
                                                      Average         Option
                                                      Exercise        Price Per
                                          Shares      Price ($)       Share ($)

Options outstanding at                   2,775,274         5.08    0.48 to 37.66
    April 1, 2000
                    Granted              3,320,578         3.84    1.03 to 29.25
                    Canceled            (1,734,137)        5.80    0.48 to 37.66
                    Exercised              (45,948)        2.17    1.38 to 2.97
                                        ----------        ----- ---------- ----

Options outstanding at                   4,315,767         3.88    1.03 to 36.44
    March 31, 2001                      ----------        ----- ----------------

                    Granted              2,317,800         0.41    0.12 to 1.20
                    Canceled            (1,670,607)        4.98  0.175 to 28.56
                    Exercised              (34,700)        0.55  0.205 to 1.125
                                        ----------        ----- ---------------

Options outstanding at                   4,928,260        $1.92 $0.12 to $36.44
    March 31, 2002                      ----------        ----- ---------------

Options exercisable at                   2,682,548        $2.09 $0.12 to $36.44
    March 31, 2002                      ----------        ----- ---------------


Range of        Number       Weighted Average    Weighted    Number     Weighted
Exercise        Outstanding  Remaining Years of  Average   Exercisable  Average
                             Contractual Life    Exercise               Exercise
                                                 Price                  Price

$0.12 - 0.18       954,000          4.5           $ 0.17        9,000     $ 0.12
$0.21 - 0.30       114,000          4.5           $ 0.23       84,000     $ 0.21
$0.33 - 0.47       297,500          4.5           $ 0.35      217,500     $ 0.34
$0.63 - 0.86       436,800          4.9           $ 0.77       38,250     $ 0.76
$1.01 - 1.47     1,605,913          5.7           $ 1.14    1,153,954     $ 1.14
$1.52 - 2.14       966,166          3.1           $ 1.86      883,134     $ 1.87
$2.28 - 3.16       168,924          4.6           $ 2.58       85,483     $ 2.51
$3.69 - 4.05        20,025          3.6           $ 3.80       16,666     $ 3.82
$5.84 - 8.44       162,313          2.0           $ 6.92      146,364     $ 6.96
$9.13 - 13.69      148,387          7.4           $13.29       11,032     $10.65
$13.81 - 13.81       3,000          3.1           $13.81        1,000     $13.81
$22.00 - 30.81      33,810          3.3           $28.12       22,666     $27.38
$33.44 - 36.44      17,422          3.2           $34.70       13,499     $34.42
                 ---------          ---           ------    ---------     ------

$0.12 - 36.44    4,928,260          4.6           $ 1.92    2,682,548     $ 2.09
                 ---------          ---           ------    ---------     ------

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

Future minimum payments, by year and in the aggregate, under non-cancelable operating and capital leases as of March 31, 2002 are as follows:

                                                          Capital      Operating
                                                           Leases        Leases
     Year ending March 31
        2003                                              $ 97,961    $  787,196
        2004                                                97,961       827,136
        2005                                                51,930       732,900
        2006                                                             681,707
        2007                                                     -       706,730
        Thereafter                                               -     1,868,954
                                                          --------    ----------

           Total minimum lease payments                   $247,852    $5,604,623
                                                          ========    ----------


        Less amount representing interest                   26,886
                                                          --------

           Present value of net minimum lease payments    $220,966
                                                          ========


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

12.  Geographic Information

The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's domestic and foreign export sales for the years ended March 31, 2002 and 2001 are as follows:

                                           2002                  2001

             United States              $5,293,473           $ 9,937,107
             Europe                      1,794,569             1,686,932
             Pacific Rim                   140,249                 7,196
             Other                          83,944                45,312
                                        ----------           -----------

                                        $7,312,235           $11,676,547
                                        ==========           ===========

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

14.  Supplemental Cash Flow Information

                                                                                               2002           2001
      Other Non-Cash Investing and Financing Activities
         Options and warrants issued to consultants as non-cash compensation                $  95,892        $22,326
         Compensation (benefit) charge from employee options                                        -         (6,944)
         Issuance of restricted stock                                                         539,000              -
         Notes receivable from officers                                                      (549,914)             -

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

      10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

      10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

      10.17          Form of Warrant Agreement dated July 17, 2001.**

      10.18          Form of Warrant Agreement dated January 4, 2002.**

      10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants.**

      10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors.**

      10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors.**

      10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees.**

      10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

      10.24 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./10/

      10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./11/

      10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel./11/

      10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC. *

      16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

      21.1           List of Subsidiaries. *

      23.1           Consent of Deloitte & Touche LLP.*


      23.2           Consent of PricewaterhouseCoopers LLP.*


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

(10) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.

* Filed herewith.
** Previously filed.