Form 10QSB
period 2002-06-30
ION NETWORKS INC
filed 2002-08-14
CIK 754813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

Yes X     No___

There were 25,138,001 shares of Common Stock outstanding as of August 7, 2002.

Transitional Small Business Disclosure Format:

Yes___    No X

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.  Condensed Consolidated Financial Information (Unaudited)            2

           Condensed Consolidated Balance Sheets as of June 30, 2002
            and March 31, 2002                                               3

           Condensed Consolidated Statements of Operations for the Three
            Months ended June 30, 2002 and 2001                              4

           Condensed Consolidated Statement of Stockholders' Equity
            for the Three Months ended June 30, 2002                         5

           Condensed Consolidated Statements of Cash Flows for the Three
            Months ended June 30, 2002 and 2001                              6

           Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis                               13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                  25

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Annual Report on Form 10-KSB , as amended, for the year ended March 31, 2002.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,        March 31,
                                                                             2002            2002
                                                                         ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................    $  2,472,024    $  4,050,657
   Accounts receivable, net of allowance for doubtful
    accounts of $206,137 and $149,999 respectively...................         823,262       1,521,230
   Other receivables.................................................          12,900               -
   Inventory, net....................................................       1,534,983       1,024,126
   Prepaid expenses and other current assets.........................         185,961         492,609
   Related party notes receivable....................................          83,657          83,657
                                                                         ------------    ------------
         Total current assets........................................       5,112,787       7,172,279
Restricted cash......................................................         125,700         125,700
Property and equipment at cost, net of accumulated
 depreciation of $2,880,800 and $2,684,152, respectively.............         672,070         796,625
Capitalized software, less accumulated amortization of $3,583,212 and
 $3,412,040, respectively............................................         889,674         908,464
Other assets.........................................................          64,968           6,653
                                                                         ------------    ------------
         Total assets................................................    $  6,865,199    $  9,009,721
                                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of capital leases.................................    $     74,426    $     74,426
   Current portion of long-term debt.................................          12,238          33,444
   Accounts payable..................................................         839,372         917,846
   Accrued expenses..................................................         362,186         373,766
   Accrued payroll and related liabilities...........................         366,218         353,590
   Deferred income...................................................         137,625         115,927
   Sales tax payable.................................................         137,570         188,435
   Other current liabilities.........................................          84,245          73,923
                                                                         ------------    ------------
         Total current liabilities...................................       2,013,880       2,131,357
Long-term portion of capital leases..................................         126,869         146,540
Long-term debt, net of current portion...............................           5,241           4,597
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.001 per share; authorized 1,000,000
    shares, none issued..............................................               -               -
   Common stock, par value $.001 per share; authorized 50,000,000 shares, 25,138,001 shares issued and outstanding at June 30,
    2002, and at March 31, 2002......................................          25,138          25,138
   Additional paid-in capital........................................      44,381,454      44,381,454
   Notes receivable from officers....................................        (549,914)       (549,914)
   Deferred compensation.............................................               -         (62,893)
   Accumulated deficit...............................................     (39,146,058)    (37,094,424)
   Accumulated other comprehensive income............................           8,589          27,866
                                                                         ------------    ------------
Total stockholders' equity...........................................       4,719,209       6,727,227
                                                                         ------------    ------------
Total liabilities and stockholders' equity...........................    $  6,865,199    $  9,009,721
                                                                         ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                                June 30,
                                                                        2002               2001
                                                                 -----------------   -----------------
        Revenue................................................  $         960,132   $       1,933,442
        Cost of sales..........................................            356,505             857,600
                                                                 -----------------   -----------------
        Gross margin...........................................            603,627           1,075,842

           Research and development expenses...................            235,309             479,784
           Selling, general and administration.................          2,136,968           2,155,114
           Depreciation and amortization.......................            281,971             471,276
                                                                 -----------------   -----------------
        Loss from operations...................................         (2,050,621)         (2,030,332)
        Interest income........................................              9,534              47,532
        Interest expense.......................................             (5,246)             (9,116)
                                                                 -----------------   -----------------
        Loss before income tax expense.........................         (2,046,333)         (1,991,916)
        Income tax expense.....................................              5,301                   -
                                                                 -----------------   -----------------
        Net loss...............................................  $      (2,051,634)  $      (1,991,916)
                                                                 =================   =================

        PER SHARE DATA

        Net loss per share
           Basic and diluted...................................  $           (0.09)  $           (0.11)

        Weighted average number of common shares outstanding:
           Basic and diluted...................................         22,600,501          18,203,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                                             Accumulated      Notes
                                                Additional                      Other      Receivable                     Total
                                        Par       Paid-in     Accumulated   Comprehensive     from        Deferred    Stockholders'
                           Shares      Value      Capital       Deficit         Income      Officers    Compensation     Equity
                         ----------  ---------  -----------  ------------   -------------  ----------   ------------  -------------
Balance April 1, 2002    25,138,001  $  25,138  $44,381,454  $(37,094,424)  $      27,866  $ (549,914)  $    (62,893) $   6,727,227

Net loss                                                       (2,051,634)                                               (2,051,634)

Deferred compensation                                                                                         62,893         62,893

Translation adjustments                                                           (19,277)                                  (19,277)
                         ----------  ---------  -----------  ------------   -------------  ----------   ------------  -------------
Balance June 30, 2002    25,138,001  $  25,138  $44,381,454  $(39,146,058)  $       8,589  $ (549,914)             -  $   4,719,209
                         ==========  =========  ===========  ============   =============  ==========   ============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 2002            2001
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................................................         $ (2,051,634)   $ (1,991,916)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization....................................              281,095         426,956
   Asset impairments and other charges..............................                    -          32,699
   Noncash stock-based compensation charges.........................               62,893          18,600
Changes in operating assets and liabilities:
   Accounts receivable..............................................              697,968       1,751,387
   Other receivables................................................              (12,900)         13,497
   Inventory........................................................             (510,857)       (506,219)
   Prepaid expenses and other current assets........................              248,333        (253,073)
   Other assets.....................................................                    -             113
   Accounts payable and accrued expenses............................              (90,054)       (181,592)
   Accrued payroll and related liabilities..........................               12,628         (46,097)
   Deferred income..................................................               21,698         (86,475)
   Sales tax payable................................................              (50,865)              -
   Other current liabilities........................................               10,322          (2,417)
                                                                             ------------    ------------
Net cash used in operating activities...............................           (1,381,373)       (824,537)
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures.............................................                    -         (27,370)
   Capitalized software expenditures................................             (137,750)        (62,490)
   Related party notes receivable, net of repayments................                    -          15,000
                                                                             ------------    ------------
Net cash used in investing activities...............................             (137,750)        (74,860)
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on debt and capital leases....................              (40,233)        (13,445)
                                                                             ------------    ------------
Net cash used in financing activities...............................              (40,233)        (13,445)
Effects of exchange rates on cash...................................              (19,277)         (2,813)
                                                                             ------------    ------------
Net decrease in cash................................................           (1,578,633)       (915,655)
Cash and cash equivalents, beginning of period......................            4,050,657       5,230,833
                                                                             ------------    ------------
Cash and cash equivalents, end of period............................         $  2,472,024    $  4,315,178
                                                                             ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

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

The condensed consolidated balance sheets as of June 30, 2002 and March 31, 2002, the condensed consolidated statements of operations for the three month periods ended June 30, 2002 and 2001, the condensed consolidated statements of cash flows for the three month periods ended June 30, 2002 and 2001 and the condensed consolidated statement of stockholders' equity for the three month period ended June 30, 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal non-material recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at June 30, 2002 and 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-KSB as amended, for the year ended March 31, 2002.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2002, we had an accumulated deficit of $39,146,058 and working capital of $3,098,907. We also realized net losses of $2,051,634 for the three months ended June 30, 2002. Our existing working capital might not be sufficient to sustain our operations.

Our plans to overcome this condition includes refocusing our sales efforts to include penetrating additional markets with our enterprise infrastructure security products, reducing expenses and raising additional equity capital. We have restructured and reorganized to reduce our operating expenses by the elimination of eight employees in July 2002, which reduced the Company's overhead expenses by approximately $575,000 in annual salaries and employee benefits. The Company has refocused its sales effort to emphasize the selling of its software products and reengineered its hardware products in an effort to increase gross margins. The Company has begun to establish alternate channels that will open opportunities in the future to sell our products without the overhead expenses associated with direct sales. We can not assure that our sales efforts or expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. We believe that our working capital as of June 30, 2002 will fund the Company's operations, as currently planned, until January 2003. We believe that a minimum of $2,000,000 in additional capital will be needed in order to fund the Company's planned operations through June 2003. We plan to seek equity financing to provide funding for operations but the current market for equity financing may be weak. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Certain amounts in the financial statements for the year ended March 31, 2002 have been reclassified to conform to the presentation of the financial statements for the quarter ended June 30, 2002.

NOTE 2 - RESTRICTED CASH:

Due to the expiration of the Company's $1,500,000 line of credit on September 30, 2000, the Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey corporate headquarters facility. On November 9, 2001, the Company entered into an agreement with the landlord for its Piscataway, NJ facility to amend the Lease Agreement dated February 18, 1999. The amendment allowed the Company to use $250,000 of its restricted cash from the letter of credit towards the rent payments for 10 months starting January 2002. On January 10, 2002, the Landlord received the $250,000 from the letter of credit per the above mentioned lease amendment. The Company agreed to replenish the letter of credit by November 2003. Accordingly, $125,700, which includes interest, has been reflected as restricted cash as a noncurrent asset at June 30, 2002.

NOTE 3 - INVENTORY:

Inventory, net of allowance for obsolescence of $1,018,415 and $1,005,907 at June 30, 2002 and March 31, 2002, respectively, consists of the following:

                                June 30, 2002        March 31, 2002
                                -------------        --------------

Raw materials                   $     246,170        $      265,725
Work in process                         1,979                 2,161
Finished goods                      1,286,834               756,240
                                -------------        --------------
Total                           $   1,534,983        $    1,024,126
                                =============        ==============

NOTE 4 - EARNINGS PER SHARE:

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

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                                Three Months    Three Months
                                                   Ended           Ended
                                                  6/30/02         6/30/01
                                                ------------    ------------
Weighted Average No. of Shares Outstanding        22,600,501      18,203,301
Incremental Shares for Common Equivalents            691,040           3,193
                                                ------------    ------------

Diluted Shares Outstanding                        23,291,541      18,206,494
                                                ============    ============

The potential incremental common shares above were excluded from the computation of diluted earnings per share for all periods presented, because their inclusion would have had an antidilutive effect on earnings per share due to the Company's net loss for each respective period.

NOTE 5 - COMPREHENSIVE INCOME:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net loss per the financial statements and comprehensive loss.

                                               Three Months      Three Months
                                                  Ended             Ended
                                                 6/30/02           6/30/01
                                              --------------    --------------
Net loss                                      $   (2,051,634)   $   (1,991,916)
Effect of foreign currency translation               (19,277)           (2,813)
                                              --------------    --------------
Comprehensive loss                            $   (2,070,911)   $   (1,994,729)
                                              ==============    ==============

NOTE 6 - INCOME TAXES:

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning April 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The Company has adopted SFAS No.141 and SFAS No.142 and as a result there has been no material impact on its results of operations or financial position related to implementation of SFAS Nos. 141 and 142.

In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 superceded Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No.
30. The Company adopted SFAS No. 144 and as a result there has been no material impact on the Company's operating results or financial condition related to the implementation of SFAS No. 144.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

NOTE 8 - RELATED PARTY TRANSACTIONS:

During April 2000, the Company made a loan (the "Loan") to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. At the time that the Loan was issued to the Former CEO in April 2000, the Company was contemplating a secondary public offering and potential mergers and acquisitions opportunities. As a result, the Company did not want the Former CEO to exercise his stock options. In consideration for not exercising his stock options at that time, the Company issued the Loan to him. At that time, the Company had sufficient cash and it was contemplated that the Loan would be repaid within one year. The Loan accrues interest at a rate of LIBOR plus 1%. The LIBOR plus one percent interest rate in April 2000 was 7.197% as compared to the first mortgage interest rate in April 2000 of 6.90% for a 1-year ARM, 7.97% for a 15-year FRM and 8.30% for a 30-year FRM. This Loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO.

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000 (the "Seperation and Forebearance Agreement"). The Loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. The Company agreed to extend the repayment date of the Loan so that the Former CEO would be able to repay the Loan to the Company by selling his personal residence. In addition to the Loan, pursuant to the terms of the Seperation and Forebearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. These certain expenses were incurred by the Former CEO as part of his personal expense account arrangement with the Company. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid which included proceeds in the amount of $777,713 received by the Company on August 3, 2001 for the sale of the Former CEO's personal residence. At June 30, 2002, the total amount owed to the Company by the Former CEO was approximately $148,605, which includes interest accrued through June 30, 2002. Of this amount approximately $64,948 has been recorded as a reserve against the note receivable. The net balance of $83,657 is classified as a related party notes receivable on the Company's consolidated balance sheet. Because the amounts were not paid by their respective maturity dates, interest is accruing at the default interest rate of 12%.

The Company entered into a definitive Sublease Agreement with Multipoint Communications, LLC (the "Tenant") on April 17, 2002 to sublease approximately 5,400 square feet of its facility for a period of 24 months. The rental rate and the other material terms of the lease with Multipoint Communications, LLC ("Multipoint") were negotiated through a real estate broker and separate attorneys representing each party. The rental rate was established by prorating the amount of space leased by Multipoint by the current rent paid by the Company to its landlord. Given the current real estate market condition in the area, the Company believes that the terms of the lease with Multipoint are comparable to terms of leases that might have been obtained from a non-affiliate. The rent will be $5,200 per month for the first nine months and $10,400 per month for the last fifteen months, but with a 100% abatement for the first three months. As part of the rental payment the Tenant was to be issued shares totaling the value of $77,400, which shall be based on the per share price of the Tenant's common stock as priced in the first round of institutional financing (the "Financing") which was intended to close on or before June 30, 2002. These shares shall have the registration rights as other shares issued in the Financing. The Financing did not close by June 30, 2002, consequently, the Tenant shall pay the Company additional rent in the amount of $4,300 per month commencing on July 1, 2002. At June 30, 2002, future minimum lease payments due from the Tenant are approximately $249,000. The Chairman of the Board of Directors of the Company currently serves as the Chief Financial Officer of the Tenant.

NOTE 9 - EQUITY:

Effective October 2001, the Company approved and granted 2,900,000 shares of restricted stock to three executives at fair value. The restricted shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of full recourse interest bearing promissory notes for the value of the shares to be repaid by the officers. The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. Only the vested portion of the shares has been included in the weighted average number of common shares outstanding at June 30, 2002.

NOTE 10 - SUBSEQUENT EVENTS:

In July 2002 the Company announced the elimination of eight positions in order to reduce operating expenses. The Company expects that the elimination of these eight positions will result in a charge in the second quarter of approximately $125,000 in severance and other employee related matters. As a result, the Company will reduce its annual overhead expenses by approximately $575,000 in salaries and employee benefits (approximately $48,000 per month).

On August 5, 2002, the Company received a letter from Nasdaq approving its transfer from the Nasdaq National Market to the Nasdaq SmallCap Market, effective as of the opening of business on August 7, 2002. See also revised risk factor, "Our Common Stock may be delisted from Nasdaq", in Item 2. Management's Discussion and Analysis below.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These risks and uncertainties include, but are not limited to, those described in the Company's filings with the Securities and Exchange Commission included in its annual report Form 10-KSB, as amended, for the fiscal year ended March 31, 2002. Subsequent to the filing of our Form 10-KSB, as amended, for the fiscal year ended March 31, 2002, we hereby amended the risk factor, "Our Common Stock may be delisted from Nasdaq" with the following:

Our Common Stock may be delisted from Nasdaq.

The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the Nasdaq National Market and the Nasdaq SmallCap Market. The standards for continued listing on either market require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the stated requirement for thirty consecutive trading days, with a 90-day grace period, with respect to the Nasdaq National Market, and a 180-day grace period with respect to the Nasdaq SmallCap Market. Our Common Stock has traded below $1.00 since January 29, 2002, and on March 13, 2002, we received notice from Nasdaq stating that our Common Stock has not met the Nasdaq National Market's $1.00 continuing listing standard for a period of 30 consecutive trading days. While our Common Stock continues to be traded on the Nasdaq National Market, we applied (within 90 days of the date of deficiency notice) for a transfer to the Nasdaq SmallCap Market in order to take advantage of the longer 180-day grace period. On August 5, 2002, we received a letter from Nasdaq approving the transfer of the Company's securities from the Nasdaq National Market to the Nasdaq SmallCap Market, effective as of the opening of business on August 7, 2002. The Nasdaq SmallCap Market requires that the Company's securities close at $1.00 per share or more for a minimum of 10 consecutive trading days. If the price deficiency is cured during the 180-day grace period provided by the Nasdaq SmallCap Market by September 9, 2002, and we otherwise continue to comply with the Nasdaq National Market maintenance standards, we could then transfer back to the Nasdaq National Market. If we cannot demonstrate compliance with the

Nasdaq SmallCap Market minimum bid price requirement by the end of the 180-day grace period, the Company may be eligible for an additional 180-day grace period, if we demonstrate compliance with the initial listing criteria for the Nasdaq SmallCap Market. As of the date of this filing, the Company is currently not eligible for this additional 180-day grace period, as it is not in compliance with the initial listing criteria for the Nasdaq SmallCap Market. There can be no assurance that we will satisfy the requirements for maintaining a Nasdaq National Market or SmallCap listing. If our Common Stock were to be excluded from Nasdaq, the prices of our Common Stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on Nasdaq.

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

     The ION Secure (TM) product suite provides ION customers with comprehensive infrastructure security including secure access, authentication, authorization, audit and administrative functions that we believe form a highly scalable, robust, reliable, easy-to-use and cost-effective secure management portal. ION solutions include ION Secure PRIISMS centralized management software, 3000 and 5000 series security appliances, and 500 series security tokens. These solutions are based on ION proprietary software and hardware developed and maintained by the Company. ION infrastructure security solutions use the same single-purpose embedded ION Secure Operating System (ISOS) software on all security appliance models, with the goal of simplifying the management of thousands of IT and telecommunications infrastructure devices such as servers, routers, LAN switches, PBXs, messaging systems and multiplexers. ION solutions are designed to enable administrators to securely configure, troubleshoot and manage geographically dispersed infrastructure devices from central operations centers, reducing costly on-site visits, service disruptions and skilled personnel requirements. ION infrastructure security solutions can be used in a variety of networks including TCP/IP-data, PBX-telephony, telecommunications and data centers ranging in size from one to thousands of infrastructure devices. ION solutions are designed to be fully compatible with information security solutions offered by, among others, Cisco, Checkpoint and Nortel Networks.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2002 compared to the same period in 2001

Revenue for the three months ended June 30, 2002, was $960,132 compared to revenue of $1,933,442 for the same period in 2001, a decrease of $973,310 or 50.3%. The decrease in revenue was primarily attributable to the weakness of capital and IT spending specifically in the telecommunications service provider sector. The continued economic slowdown has caused corporations to freeze capital spending, resulting in prolonged sales cycles.

Cost of sales for the three months ended June 30, 2002 was $356,505 compared to $857,600 for the same period in 2001 primarily due to a decrease in revenue. Gross margin as a percentage of revenue for the three months ended June 30, 2002 increased from 55.6% to 62.9% for the same period in 2001 due to reduction of our fixed manufacturing costs from the prior year and increase to our prices.

Research and development ("R&D") expense, net of capitalized software development, for the three months ended June 30, 2002 was $235,309 compared to $479,784 for the same period in 2001, a decrease of $244,475 or 51.0%. The decrease in R&D expense was primarily the result of a decrease in spending for third party consultants.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2002 was $2,136,968 compared to $2,155,114 for the same period in 2001, a decrease of $18,146 or 0.8%. The SG&A expense was relatively flat from the prior year. Although there was a headcount and corresponding expense reduction in October 2001, the expenses have since increased in the quarter ending June 30, 2002 primarily due to an increase in sales, marketing and other professionals engaged to further ION's new product and service focus.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $281,971 for the three months ended June 30, 2002 compared to $471,276 in the same period in 2001, a decrease of $189,305 or 40.2%. The decrease was primarily the result of the three-year amortization period for the acquisitions of LeeMAH and Solcom Systems, Ltd coming to an end on March 31, 2002.

Net loss for the three months ended June 30, 2002 was $2,051,634 compared to a loss of $1,991,916 for the same period in 2001. This represents only a minor increase from last year despite the reduction in revenue of this current quarter. This is attributable to reduced operating expenses and improved gross margins as a percentage of revenue.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of June 30, 2002 was $3,098,907 as compared to $5,040,922 at March 31, 2002. This decline in working capital was due to continued operating losses generated throughout the three months ended June 30, 2002. We believe that our working capital as of June 30, 2002 will fund the Company's operations, as currently planned, until January 2003. We believe that a minimum of $2,000,000 in additional capital will be needed in order to fund the Company's planned operations through June 2003. We plan to seek equity financing to provide funding for operations but the current market for equity financing may be weak. If we are not successful in raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we plan to continue to reduce our overhead expenses by the reduction of headcount and other available measures. We may also explore the possibility of mergers and acquisitions. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

Net cash used in operating activities during the three months ended
June 30, 2002 was $1,381,373 compared to net cash used during the same period in 2001 of $824,537. The increase in net cash used during the three months ended June 30, 2002 compared to the same period in 2001, was primarily due to lower than expected revenues. The $1,381,373 net cash used in operating activities primarily consisted of the build-up of inventory due to lower than expected revenues, the payment of accounts payable, and the net loss incurred during the quarter.

Net cash used in investing activities during the three months ended June 30, 2002 was $137,750 compared to net cash used during the same period in 2001 of $74,860. This increase was primarily due to additional capitalized software.

Net cash used in financing activities during the three months ended June 30, 2002 was $40,233 compared to net cash used during the same period in 2001 of $13,445. This increase was primarily due to principal payment on long-term debt and capital leases.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2002, we had an accumulated deficit of $39,146,058 and working capital of $3,098,907. We also realized net losses of $2,051,634 for the three months ended June 30, 2002. Our existing working capital might not be sufficient to sustain our operations.

Our plans to overcome this condition includes refocusing our sales efforts to include penetrating additional markets with our enterprise infrastructure security products, reducing expenses and raising additional equity capital. We have restructured and reorganized to reduce our operating expenses by the elimination of eight employees in July 2002, which reduced the Company's overhead expenses by approximately $575,000 in annual salaries and employee benefits. The Company has refocused its sales effort to emphasize the selling of its software products and reengineered its hardware products in an effort to increase gross margins. The Company has begun to establish alternate channels that will open opportunities in the future to sell our products without the overhead expenses associated with direct sales. We can not assure that our sales efforts or expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital, to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern

SIGNIFICANT ACCOUNTING POLICIES

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning April 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The Company has adopted SFAS No. 141 and SFAS No. 142 and as a result there has been no material impact on its results of operations or financial position related to implementation of SFAS Nos. 141 and 142.

In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 superceded Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No.
30. The Company adopted SFAS No. 144 and as a result there has been no material impact on the Company's operating results or financial condition related to the implementation of SFAS No. 144.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

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

                    (ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray./(4)/

      10.9 Line of Credit Agreement with United Nations Bank dated September 30, 1999./(4)/

      10.10 Asset Purchase Agreement dated as of February 25, 1999 by and among the Registrant, LeeMAH and the Parent./(5)/

      10.11         Assignment of Patents of LeeMAH dated February 25,
                    1999./(5)/

      10.12         Assignment of Trademarks of LeeMAH dated February 25,
                    1999./(5)/

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

                    (ii)Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(6)/

      10.14 Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc./(6)/

      10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

      10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

      10.17         Form of Warrant Agreement dated July 17, 2001./12/

      10.18         Form of Warrant Agreement dated January 4, 2002./12/

      10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants./12/

      10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors./12/

      10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors./12/

      Exhibit
      No.           Description
      -------       -----------

      10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees./12/

      10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

      10.24 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./10/

      10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./11/

      10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel./11/

      10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./13/

      10.28 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer.*

      16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

      21.1          List of Subsidiaries./13/

----------

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

(10) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.

(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed on July 1, 2002.

(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A, Amendment No.2, for the fiscal year ended March 31, 2002, as filed on August 2, 2002.

* Filed herewith.

(b)    Reports on Form 8-K:

       On April 22, 2002, the Company filed a report on Form 8-K reporting the issuance of a press release announcing unaudited preliminary results for the fourth quarter ended March 31, 2002.

       On May 30, 2002, the Company filed a report on Form 8-K reporting the issuance of a press release announcing the results for the fourth quarter ended March 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002


                             ION NETWORKS, INC.


                                 /s/ Kam Saifi
                             ------------------------------------------
                             Kam Saifi, Chief Executive Officer and President


                                 /s/ Ted Kaminer
                             ------------------------------------------
                             Ted Kaminer, Chief Financial Officer

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

                    (ii)Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(6)/

      10.14 Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc./(6)/

      10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

      10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

      10.17         Form of Warrant Agreement dated July 17, 2001./12/

      10.18         Form of Warrant Agreement dated January 4, 2002./12/

      10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants./12/

      10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors./12/

      10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor,

                    Microphone, Inc, and its non-employee directors./12/

      Exhibit
      No.           Description
      -------       -----------

      10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees./12/

      10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

      10.24 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./10/

      10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./11/

      10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel./11/

      10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./13/

      10.28 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer.*

      16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

      21.2          List of Subsidiaries./13/

----------

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

(10) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.

(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 2002.

(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A, Amendment No.2, for the fiscal year ended March 31, 2002, as filed on August 2, 2002.

* Filed herewith.