Form 10KSB/A
period 2002-03-31
ION NETWORKS INC
filed 2002-08-21
CIK 754813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 3


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

         KAM SAIFI has served as Chief Executive Officer, President and Director of the Company since October 2001. Mr. Saifi also served as interim Principal Financial Officer from October 2001 until May 2002. Prior to joining ION, from November 2000 to August 2001, Mr. Saifi served as the Chairman of the Board of Directors and Chief Executive Officer of Internet Refinery, a provider of collaborative commerce and business intelligence solutions. From June 2000 to August 2000, Mr. Saifi served as Vice Chairman and Executive Vice President of Visual Networks, Inc. which merged with Avesta Technologies, Inc., a New York-based software company focusing on managing Internet infrastructure. Mr. Saifi was the Founder, Chairman of the Board of Directors, Chief Executive Officer and President of Avesta Technologies, Inc. from October 1996 to May 2000. He has also served as a member of the Board of Directors for MetaMatrix from 1998 to 2000.

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


Compensation of Directors: Standard Arrangements

For the fiscal year ended March 31, 2002, each of the members of the Board of Directors who is not also an employee of the Company ("Non-Employee Directors") received fully vested options to purchase 10,000 shares of Common Stock at exercise prices per share equal to the fair market value of the Common Stock on the date of grant. Non-Employee Directors were also granted fully vested options to purchase an additional 1,500 shares of Common Stock for each meeting of the Board of Directors attended by such Non-Employee Director at exercise prices per share equal to the fair market value of the common stock on the date of the grant. Non-Employee Directors serving on committees of the Board of Directors were granted, on an annual basis, fully vested options to purchase 1,500 shares of Common Stock for each committee served thereby at exercise prices per share equal to the fair market value of the common stock on the date of the grant.


         In July 2001, the Board of Directors approved a modification to the director compensation plan for the fiscal year ending March 31, 2002. The modification provides that any director who was not previously serving as such at the time of the last annual stockholder's meeting would receive an additional grant of options to purchase 20,000 shares upon election by the stockholders at exercise prices per share equal to the fair market value of the common stock on the day of the grant. In addition, the Company reimburses all Non-Employee Directors traveling more than fifty miles to a meeting of the Board of Directors for all reasonable travel expenses.



Compensation of Directors: Other Arrangements

          On October 31, 2001, the Board of Directors granted options to purchase 25,000 share of Common Stock to each of Messrs. Deixler, Halpern, Stark, Hardie, Ritchie and Russo in recognition of their services to the Company with the retention of the new executive management team. These options were granted at an exercise price of $0.335 per share (the fair market value of the Common Stock on the date of grant), are fully vested and expire on October 30, 2006.


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


     Effective October 2001, the Company approved and granted a total of 2,900,000 shares of restricted stock to Messrs. Kam Saifi (2,000,000 shares at $0.13 per share), Cameron Saifi (600,000 shares at $0.31 per share), and David Arbeitel (300,000 shares at $0.31 per share) at fair value. The restricted shares vest at the rate of 12.5% on the date of grant, 27.5% on September 30, 2002, and thereafter 7.5% at the end of each quarter commencing on December 31, 2002. These restricted shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of full recourse interest bearing (5.46% on an annual basis) promissory notes for the value of the shares to be repaid by the officers. As of March 31, 2002, Mr Kam Saifi owes approximately $264,908 (including $6,908 of interest); Mr. Cameron Saifi owes approximately $190,000 (including $4,600 of interest); and Mr. David Arbeitel owes approximately $95,000 (including $2,300 of interest). The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. Only the vested portion of the shares has been included in the weighted average number of common shares outstanding at March 31, 2002.

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

                    (ii) Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(6)/

     10.14 Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc./(6)/

     10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

     10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/


     10.17          Form of Warrant Agreement dated July 17, 2001. /(12)/

     10.18          Form of Warrant Agreement dated January 4, 2002. /(12)/

     10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants. /(12)/

     10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors. /(12)/

     10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors. /(12)/

       10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees./(12)/


       10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

       10.24 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi. /10/

       10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi. /11/

       10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel. /11/

       10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC. /(13)/


       16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/


       21.1         List of Subsidiaries. /(13)/


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

(10) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.

(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB, for the fiscal year ended March 31, 2002, as filed on July 1, 2002.

(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A, Amendment No.2 for the fiscal year ended March 31, 2002, as filed on August 2, 2002.


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


Dated: August 21, 2002


                                            ION NETWORKS, INC.

                                            By: /s/ Kam Saifi
                                            -----------------

                                            Kam Saifi, Chief Executive Officer
                                            and President (Principal Executive
                                            Officer)


                                            By: /s/ Ted Kaminer
                                            ------------------------------------
                                            Ted Kaminer, Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

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

                     (ii) Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(6)/

      10.14 Consulting Agreement entered into September 18, 2000 between the Company and Venture Consulting Group, Inc./(6)/

      10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

      10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

      10.17          Form of Warrant Agreement dated July 17, 2001./(12)/

      10.18          Form of Warrant Agreement dated January 4, 2002./(12)/

      10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants./(12)/

      10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors./(12)/

      10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors./(12)/

      10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees./(12)/

      10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

      10.24 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./10/

      10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./11/

      10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel./11/

      10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(13)/

      16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

      21.1           List of Subsidiaries./(13)/

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

(10) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.


(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB, for the fiscal year ended March 31, 2002, as filed on July 1, 2002.

(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A, Amendment No.2, for the fiscal year ended March 31, 2002, as filed on August 2, 2002.


* Filed herewith.