Form 10QSB/A
period 2002-06-30
ION NETWORKS INC
filed 2002-08-21
CIK 754813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A



                                Amendment No. 1


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

NOTE 9 - EQUITY:


Effective October 2001, the Company approved and granted 2,900,000 shares of restricted stock to Messrs. Kam Saifi, Cameron Saifi, and David Arbeitel at fair value. The restricted shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of full recourse interest bearing (5.46% on an annual basis) promissory notes for the value of the shares to be repaid by the officers. As of June 30, 2002, Mr. Kam Saifi owes approximately $268,420 (including approximately $10,420 interest); Mr. Cameron Saifi owes approximately $192,520 (including approximately $7,120 of interest); and Mr. David Arbeitel owes approximately $96,260 (including approximately $3,560 interest). The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. Only the vested portion of the shares has been included in the weighted average number of common shares outstanding at June 30, 2002.

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


The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the Nasdaq National Market and the Nasdaq SmallCap Market. The standards for continued listing on either market require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the stated requirement for thirty consecutive trading days, with a 90-day grace period, with respect to the Nasdaq National Market, and a 180-day grace period with respect to the Nasdaq SmallCap Market. Our Common Stock has traded below $1.00 since January 29, 2002, and on March 13, 2002, we received notice from Nasdaq stating that our Common Stock has not met the Nasdaq National Market's $1.00 continuing listing standard for a period of 30 consecutive trading days. On June 4, 2002, prior to the expiration of our 90-day cure period, we applied for a transfer to the Nasdaq SmallCap Market in order to take advantage of the longer 180-day grace period. On August 5, 2002, we received a letter from Nasdaq approving the transfer of the Company's securities from the Nasdaq National Market to the Nasdaq SmallCap Market, effective as of the opening of business on August 7, 2002. The Nasdaq SmallCap Market requires that the Company's securities close at $1.00 per share or more for a minimum of 10 consecutive trading days. If the price deficiency is cured during the 180-day grace period provided by the Nasdaq SmallCap Market by September 9, 2002, and we otherwise continue to comply with the Nasdaq National Market maintenance standards, we could then transfer back to the Nasdaq National Market. If we cannot demonstrate compliance with the

Nasdaq SmallCap Market minimum bid price requirement by the end of the 180-day grace period, the Company may be eligible for an additional 180-day grace period, if we demonstrate compliance with the initial listing criteria for the Nasdaq SmallCap Market. As of the date of this filing, the Company is currently not eligible for this additional 180-day grace period, as it is not in compliance with the initial listing criteria for the Nasdaq SmallCap Market. There can be no assurance that we will satisfy the requirements for maintaining a Nasdaq National Market or SmallCap listing. If our Common Stock were to be excluded from Nasdaq, the prices of our Common Stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on Nasdaq.

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

      10.15 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

      10.16 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/


      10.17         Form of Warrant Agreement dated July 17, 2001./(12)/



      10.18         Form of Warrant Agreement dated January 4, 2002./(12)/



      10.19 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants./(12)/



      10.20 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors./(12)/



      10.21 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors./(12/)

      Exhibit
      No.           Description
      -------       -----------


      10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees./(12)/


      10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/


      10.24 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./(10)/



      10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(11)/



      10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel./(11)/



      10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(13)/


      10.28 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(14)/

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



(14) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002.


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


Date: August 21, 2002



                             ION NETWORKS, INC.


                                 /s/ Kam Saifi
                             ------------------------------------------
                             Kam Saifi, Chief Executive Officer and
                              President (Principal Executive Officer)


                                 /s/ Ted Kaminer
                             ------------------------------------------

                             Ted Kaminer, Chief Financial Officer
                             (Principal Financial Officer and Principal
                             Accounting Officer)

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

                    Microphone, Inc, and its non-employee directors./12/

      Exhibit
      No.           Description
      -------       -----------

      10.22 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees./(12)/

      10.23 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's predecessor, Microframe, Inc. and its employees./(8)/

      10.24 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./(10)/

      10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(11)/

      10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel./(11)/

      10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(13)/


      10.28 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(14)/

      16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

      21.2          List of Subsidiaries./(13)/

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



(14) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed August 14, 2002.