Form 10QSB
period 2002-09-30
ION NETWORKS INC
filed 2002-11-14
CIK 754813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2002

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

Yes X No___

There were 24,875,500 shares of Common Stock outstanding as of November 8, 2002.

Transitional Small Business Disclosure Format:

Yes___ No X

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                          PART I. FINANCIAL INFORMATION

                                                                                                                         Page
Item 1. Condensed Consolidated Financial Information (Unaudited)                                                           2

Condensed Consolidated Balance Sheets as of September 30, 2002 and March 31, 2002                                          3

Condensed Consolidated Statements of Operations for the Three and Six Months ended September 30, 2002 and 2001             4

Condensed Consolidated Statement of Stockholders' Equity for the Six Months ended September 30, 2002                       5

Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2002 and 2001                       6

Notes to Condensed Consolidated Financial Statements                                                                       7

Item 2. Management's Discussion and Analysis                                                                              11

Item 3. Controls and Procedures                                                                                           17

                                                    PART II. OTHER INFORMATION

Item 2. Changes in Securities                                                                                             18

Item 4. Submission of Matters to a Vote of Security Holders                                                               18

Item 6. Exhibits and Reports on Form 8-K                                                                                  19

SIGNATURES                                                                                                                23

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

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              September 30,      March 31,
                                                                                   2002            2002
                                                                              -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................         $   1,723,599    $  4,050,657
   Accounts receivable, net of allowance for doubtful
    accounts of $202,626 and $149,999 respectively...................               929,468       1,521,230
   Inventory, net....................................................             1,321,126       1,024,126
   Prepaid expenses and other current assets.........................               232,629         492,609
   Related party notes receivable....................................                83,657          83,657
                                                                              -------------    ------------
         Total current assets........................................             4,290,479       7,172,279
Restricted cash......................................................               125,700         125,700
Property and equipment at cost, net of accumulated
 depreciation of $2,965,949 and $2,684,152, respectively.............               597,751         796,625
Capitalized software, less accumulated amortization of $3,755,028
 and $3,412,040, respectively........................................               858,950         908,464
Other assets.........................................................                71,442           6,653
                                                                              -------------    ------------
         Total assets................................................         $   5,944,322    $  9,009,721
                                                                              =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of capital leases.................................         $      74,426    $     74,426
   Current portion of long-term debt.................................                12,148          33,444
   Accounts payable..................................................             1,076,810         917,846
   Accrued expenses..................................................               345,595         373,766
   Accrued payroll and related liabilities...........................               293,874         353,590
   Deferred income...................................................               176,292         115,927
   Sales tax payable.................................................               118,829         188,435
   Other current liabilities.........................................               102,909          73,923
                                                                              -------------    ------------
         Total current liabilities...................................             2,200,883       2,131,357
Long-term portion of capital leases..................................               106,754         146,540
Long-term debt, net of current portion...............................                     -           4,597
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.001 per share;
    Authorized Shares-1,000,000 at September 30, 2002 and March 31, 2002
    Designated Shares- 200,000 at September 30, 2002 and none at
    March 31, 2002
    Issued and Outstanding-166,835 September 30, 2002 and none at
    March 31, 2002...................................................                   167               -
   Common stock, par value $.001 per share;
    Authorized Shares-50,000,000 at September 30, 2002 and March 31,
    2002 Issued
    and outstanding - 24,875,500 shares at September 30, 2002
    and 25,138,000 at March 31, 2002.................................                24,876          25,138
   Additional paid-in capital........................................            44,585,740      44,381,454
   Notes receivable from officers....................................              (479,268)       (549,914)
   Deferred compensation.............................................                     -         (62,893)
   Accumulated deficit...............................................           (40,503,210)    (37,094,424)
   Accumulated other comprehensive income............................                 8,380          27,866
                                                                              -------------    ------------
Total stockholders' equity...........................................             3,636,685       6,727,227
                                                                              -------------    ------------
Total liabilities and stockholders' equity...........................         $   5,944,322    $  9,009,721
                                                                              =============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three Months Ended      For the Six Months Ended
                                                    September 30,                   September 30,
                                                 2002            2001            2002            2001
                                            -------------   -------------   -------------   -------------
Net sales...............................    $   1,522,336   $   1,088,380   $   2,482,468   $   3,021,822
Cost of sales...........................          557,564         572,576         914,068       1,430,176
                                            -------------   -------------   -------------   -------------
Gross margin............................          964,772         515,804       1,568,400       1,591,646

   Research and development expenses....          280,893         158,622         516,202         508,497
   Selling, general and administration..        1,614,473       2,250,262       3,751,441       4,535,285
   Restructuring charges................          154,370               -         154,370               -
   Depreciation and amortization........          281,596         472,688         563,567         943,964
                                            -------------   -------------   -------------   -------------
Total operating expenses................        2,331,332       2,881,572       4,985,580       5,987,746

Loss from operations....................       (1,366,560)     (2,365,768)     (3,417,180)     (4,396,100)
Interest income.........................           15,663          26,250          25,197          73,782
Interest expense........................           (6,255)         (8,508)        (11,502)        (17,624)
                                            -------------   -------------   -------------   -------------
Loss before income tax expense..........       (1,357,152)     (2,348,026)     (3,403,485)     (4,339,942)
Income tax expense......................                -               -           5,301               -
                                            -------------   -------------   -------------   -------------
Net loss................................    $  (1,357,152)  $  (2,348,026)  $  (3,408,786)  $  (4,339,942)
                                            =============   =============   =============   =============

PER SHARE DATA

Net loss per share
   Basic and diluted....................    $       (0.06)  $       (0.13)  $       (0.15)  $       (0.24)

Weighted average number of common
 shares outstanding:
   Basic and diluted....................       22,608,273      18,203,301      22,604,408      18,203,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                                                 Convertible Preferred
                                                         Stock                  Common Stock
                                               -------------------------   ----------------------
                                                                                                      Additional
                                                                                                        Paid-in       Accumulated
                                                 Shares       Par Value       Shares      Par Value      Capital        Deficit
                                               ----------   ------------   -----------   ----------   ------------   -------------
Balance April 1, 2002....................               -              -    25,138,000   $   25,138   $ 44,381,454   $ (37,094,424)

Net loss.................................               -              -             -            -              -      (3,408,786)

Issuance of preferred stock..............         166,835   $        167             -            -        285,136               -

Issuance (Cancellation)
of restricted stock......................               -              -      (262,500)        (262)       (80,850)              -

Notes receivable from officers...........               -              -             -            -              -               -

Deferred compensation....................               -              -             -            -              -               -

Translation adjustments..................               -              -             -            -              -               -

                                               ----------   ------------   -----------   ----------   ------------   -------------
Balance September 30, 2002...............         166,835   $        167    24,875,500   $   24,876   $ 44,585,740   $ (40,503,210)
                                               ==========   ============   ===========   ==========   ============   =============


                                              Accumulated
                                                 Other             Notes                              Total
                                             Comprehensive      Receivable        Deferred        Stockholders'
                                                Income        from officers     Compensation         Equity
                                             -------------    -------------     ------------     ---------------
Balance April 1, 2002....................    $      27,866    $    (549,914)    $    (62,893)    $     6,727,227

Net loss.................................                -                -                -          (3,408,786)

Issuance of preferred stock..............                -                -                -             285,303

Issuance (Cancellation)
of restricted stock......................                -           85,322                -               4,210

Notes receivable from officers...........                -          (14,676)               -             (14,676)

Deferred compensation....................                -                -           62,893              62,893

Translation adjustments..................          (19,486)               -                -             (19,486)

                                             -------------    -------------     ------------     ---------------
Balance September 30, 2002...............    $       8,380    $    (479,268)               -     $     3,636,685
                                             =============    =============     ============     ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      2002            2001
                                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................         $(3,408,786)     $(4,339,942)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization ........................................             563,567          943,964
   Asset impairments and other charges ..................................             (28,877)         (12,187)
   Noncash stock-based compensation charges .............................              62,893           32,999
   Interest on Notes Receivable from Officers ...........................             (10,466)               -
Changes in operating assets and liabilities:
   Accounts receivable ..................................................             591,762        1,773,111
   Inventory ............................................................            (297,000)      (1,025,308)
   Prepaid expenses and other current assets ............................             195,191         (171,269)
   Accounts payable and accrued expenses ................................             130,793         (526,017)
   Accrued payroll and related liabilities ..............................             (59,716)         (35,729)
   Deferred income ......................................................              60,365           29,173
   Sales tax payable ....................................................             (69,606)          14,825
   Other current liabilities ............................................              28,986          (12,842)
                                                                                  -----------      -----------
Net cash used in operating activities ...................................          (2,240,894)      (3,329,222)
                                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .................................................             (11,386)         (31,208)
   Capitalized software expenditures ....................................            (274,916)        (193,904)
   Related party notes receivable, net of repayments ....................                   -          793,561
                                                                                  -----------      -----------
Net cash generated (used) in investing activities .......................            (286,302)         568,449
                                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on debt and capital leases ........................             (65,679)         (60,392)
   Issuance of preferred stock ..........................................             285,303                -
                                                                                  -----------      -----------
Net cash generated (used) in financing activities .......................             219,624          (60,392)
                                                                                  -----------      -----------
Effects of exchange rates on cash .......................................             (19,486)         (12,877)
                                                                                  -----------      -----------
Net decrease in cash ....................................................          (2,327,058)      (2,834,042)
Cash and cash equivalents, beginning of period ..........................           4,050,657        5,230,833
                                                                                  -----------      -----------
Cash and cash equivalents, end of period ................................         $ 1,723,599      $ 2,396,791
                                                                                  ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and six month periods ended September 30, 2002 and 2001, the condensed consolidated statements of cash flows for the six month periods ended September 30, 2002 and 2001 and the condensed consolidated statement of stockholders' equity for the six month period ended September 30, 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal non-material recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at September 30, 2002 and 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-KSB as amended, for the year ended March 31, 2002.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2002, we had an accumulated deficit of $40,503,210 and working capital of $2,089,596. We also realized a net loss of $3,408,786 for the six months ended September 30, 2002. Our existing working capital might not be sufficient to sustain our operations.

Our plans to overcome this condition include refocusing our sales efforts to include penetrating additional markets with our enterprise infrastructure security products, reducing expenses and raising additional equity capital. We have restructured and reorganized to reduce our operating expenses by the elimination of 13 employees during the quarter ended September 30, 2002, which is expected to reduce the Company's overhead expenses by approximately $960,000 ($80,000 per month) in annual salaries and employee benefits. The Company has refocused its sales effort to emphasize the selling of its software products and reengineered its hardware products in an effort to increase gross margins. The Company has begun to establish alternate channels that will open opportunities in the future to sell our products without the overhead expenses associated with direct sales. We can not assure that our sales efforts or expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. We believe that our working capital as of September 30, 2002 will fund the Company's operations, as currently planned, through the quarter ended March 31, 2003. We believe that approximately $2,000,000 in additional capital will be needed in order to fund the Company's planned operations through December 2003. We plan to seek equity financing to provide funding for operations but the current market for equity financing may be weak. If we are not successful in increasing our revenue, reducing our expenses and raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Certain amounts in the financial statements for the three and six month periods ended September 30, 2002 have been reclassified to conform to the presentation of the financial statements for the quarter ended September 30, 2002.

NOTE 2 - RESTRICTED CASH:

Due to the expiration of the Company's $1,500,000 line of credit on September 30, 2000, the Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey corporate headquarters facility. On November 9, 2001, the Company entered into an agreement with the landlord for its Piscataway, NJ facility to amend the Lease Agreement dated February 18, 1999. The amendment allowed the Company to use $250,000 of its restricted cash from the letter of credit towards the rent payments for 10 months starting January 2002. On January 10, 2002, the Landlord received the $250,000 from the letter of credit per the above mentioned lease amendment. The Company agreed to replenish the letter of credit by November 2003. Accordingly, $125,700 has been reflected as restricted cash as a non-current asset at September 30, 2002.

NOTE 3 - INVENTORY:

Inventory, net of allowance for obsolescence of $1,080,529 and $1,005,907 at September 30, 2002 and March 31, 2002, respectively, consists of the following:

                                   September 30, 2002   March 31, 2002
                                   ------------------   --------------

          Raw materials                    $  196,321       $  265,725
          Work in process                         908            2,161
          Finished goods                    1,123,897          756,240
                                           ----------       ----------
          Total                            $1,321,126       $1,024,126
                                           ==========       ==========

NOTE 4 - EARNINGS PER SHARE:

The computation of basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted average number of common shares outstanding for the period plus common stock equivalents, comprised of the dilutive effect of convertible preferred stock outstanding on an as if converted basis and outstanding stock options and warrants.

The following is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share:

                                  Three Months     Three Months    Six Months       Six Months
                                     Ended            Ended          Ended            Ended
                                    9/30/02          9/30/01        9/30/02          9/30/01
                                  ------------    ------------    ------------    ------------
Weighted Average No. of Shares
Outstanding                         22,608,273      18,203,301      22,604,408      18,203,301
Incremental Shares for Common
Stock Equivalents                      467,240          12,308         578,323          18,624
                                  ------------    ------------    ------------    ------------

Total                               23,075,513      18,215,609      23,182,731      18,221,925
                                  ============    ============    ============    ============

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

                                           Three Months  Three Months    Six Months    Six Months
                                               Ended         Ended         Ended         Ended
                                              9/30/02      9/30/01        9/30/02       9/30/01
                                           ------------  ------------  ------------  ------------
Net loss                                   $(1,357,152)  $(2,348,026)  $(3,408,786)  $(4,339,942)
Effect of foreign currency translation            (209)      (10,064)      (19,486)      (12,877)
                                           ------------  ------------  ------------  ------------
Comprehensive loss                         $(1,357,361)  $(2,358,090)  $(3,428,272)  $(4,352,819)
                                           ============  ============  ============  ============

NOTE 6 - INCOME TAXES:

The Company has recorded a full valuation allowance against the federal and state net operating loss carry-forwards and a full valuation allowance against the foreign net operating loss carry-forwards and the research and development credit because management currently believes that it is more likely than not that substantially all of the net operating loss carry-forwards and credits will expire unutilized.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 superceded Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No.
30. On April 1, 2002, The Company adopted SFAS No. 144 and as a result there has been no material impact on the Company's operating results or financial condition related to the implementation of SFAS No. 144.

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

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000 (the "Separation and Forbearance Agreement"). The Loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. The Company agreed to extend the repayment date of the Loan so that the Former CEO would be able to repay the Loan to the Company by selling his personal residence. In addition to the Loan, pursuant to the terms of the Separation and Forbearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. These certain expenses were incurred by the Former CEO as part of his personal expense account arrangement with the Company. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid which included proceeds in the amount of $777,713 received by the Company on August 3, 2001 for the sale of the Former CEO's personal residence.

At September 30, 2002, the total amount owed to the Company by the Former CEO was approximately $152,474, which includes interest accrued through September 30, 2002. Of this amount approximately $68,817 has been recorded as a reserve against the note receivable. The net balance of $83,657 is classified as a related party notes receivable on the Company's consolidated balance sheet. Because the amounts were not paid by their respective maturity dates, interest is accruing at the default interest rate of 12% per annum.

The Company entered into a definitive Sublease Agreement with Multipoint Communications, LLC (the "Tenant") on April 17, 2002 to sublease approximately 5,400 square feet of its facility for a period of 24 months. The rental rate and the other material terms of the lease with Multipoint Communications, LLC ("Multipoint") were negotiated through a real estate broker and separate attorneys representing each party. The rental rate was established by prorating the amount of space leased by Multipoint by the current rent paid by the Company to its landlord. Given the current real estate market condition in the area, the Company believes that the terms of the lease with Multipoint are comparable to terms of leases that might have been obtained from a non-affiliate. The rent will be $5,200 per month for the first nine months and $10,400 per month for the last fifteen months, but with a 100% abatement for the first three months. As part of the rental payment the Company was to be issued shares totaling the value of $77,400, which shall be based on the per share price of the Tenant's common stock as priced in the first round of institutional financing (the "Financing") which was intended to close on or before June 30, 2002. These shares shall have the registration rights as other shares issued in the Financing. The Financing did not close by June 30, 2002, consequently, the Tenant shall pay the Company additional rent in the amount of $4,300 per month commencing on July 1, 2002. At September 30, 2002, future minimum lease payments due from the Tenant are approximately $220,500. The Chairman of the Board of Directors of the Company currently serves as the Chief Financial Officer of the Tenant.

NOTE 9 - STOCKHOLDERS' EQUITY:

On September 13, 2002 the Company received equity financing in the amount of $300,303 ($285,303, net of issuance cost) for the issuance of 166,835 unregistered shares of the Company's Preferred Stock at $1.80 per share. The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into 10 shares of the Company's common stock at the conversion price of $0.18 per share of common stock, which was the closing bid price of the Company's common stock on September 13, 2002. The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. Proceeds of the equity financing will be used for working capital and general corporate purposes. All of the shares of Preferred Stock were purchased by directors and management of the Company. The purpose of the Preferred Stock Financing was to enable the Company to comply with the Nasdaq SmallCap Market's initial listing requirement of a minimum of $5,000,000 of stockholders' equity so that the Company was eligible for an additional 180-day grace period to attempt to regain compliance with the $1.00 minimum bid price requirement of the Nasdaq SmallCap Market (based on stockholders equity of $5,004,215 at June 30, 2002, adjusted on a proforma basis for the equity financing). The preferred stock is recorded in Stockholders' equity, net of issuance costs.

Effective October 2001, the Company approved and granted 2,900,000 shares of restricted stock to Messrs. Kam Saifi, Cameron Saifi, and David Arbeitel at fair value. The Restricted Shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of recourse interest bearing (5.46% on an annual basis) promissory notes for the value of the Restricted Shares to be repaid by the officers. The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares or under certain circumstances, when the borrower's employment with the company terminates for any reason. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. Only the vested portion of the shares has been included in the weighted average number of common shares outstanding at September 30, 2002. As of September 30, 2002 Mr. Kam Saifi owes approximately $272,027 (including approximately $14,027 of interest) for 2,000,000 Restricted Shares and; Mr. Cameron Saifi owes approximately $195,051 (including approximately $9,651 of interest)for 600,000 Restricted Shares. On September 29, 2002 , Mr. David Arbeitel separated employment from the Company. As a result, the note relating to Mr. Arbeitel's 37,500 vested Restricted Shares became due and payable and as of September 30, 2002, Mr Arbeitel owes approximately $12,190 (including approximately $602 of interest) with respect to such vested shares. On November 11, 2002, Mr. Arbeitel paid the Company $12,264 (including accrued interest of $676) in satisfaction of the note for the 37,500 vested shares. The Company and Mr. Arbeitel agreed to rescind the stock purchase transaction with respect to 262,500 of the unvested Restricted Shares thereby canceling the unpaid portion of the notes in an amount of $ 85,322 (including accrued interest of $4,210) relating to such unvested shares.

NOTE 10 - RESTRUCTURING CHARGES:

During the quarter ended September 30, 2002, the company announced the elimination of thirteen employees in order to reduce operating expenses. The elimination of these employees resulted in a charge during the quarter ended September 30, 2002 of $154,370 in severance and other related matters, of which all has been paid prior to September 30, 2002. As a result, the company will reduce its annual operating expenses by approximately $960,000 in salaries and employee benefits (approximately $ 80,000 per month).

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

On September 17, 2002 we received a letter from Nasdaq granting us the additional 180 day grace period, or until March 10, 2003, to regain compliance with the minimum $1.00 bid price requirement of the Nasdaq SmallCap Market. The Company was granted this additional grace period after raising $300,303 in equity financing on September 13, 2002 thereby satisfying the Nasdaq SmallCap Market requirement of minimum stockholders' equity of $5 million (based on stockholders equity of $5,004,215 at June 30, 2002, adjusted on a pro forma basis for the equity financing).

In addition to maintaining compliance with other continuing listing requirements, if the Company's common stock does not close at $1.00 per share or more for a minimum of 10 consecutive trading days by March 10, 2003, it will be subject to delisting from the Nasdaq SmallCap Market.

There can be no assurance that we will satisfy the requirements for maintaining a Nasdaq SmallCap Market listing. If our Common Stock were to be excluded from Nasdaq, the price of our Common Stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on Nasdaq.

We may not be able to continue as a going concern.

The Company's working capital balance as of September 30, 2002 was $2,089,596 as compared to $5,040,922 at March 31, 2002. This decline in working capital was due to continued operating losses generated throughout the six months ended September 30, 2002. We believe that our working capital as of September 30, 2002 will fund the Company's operations, as currently planned, through the quarter ended March 31,2003. We believe that approximately $2,000,000 in additional capital will be needed in order to fund the Company's planned operations through December 2003. We plan to seek equity financing to provide funding for operations but the current market for equity financing may be weak. If we are not successful in raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we plan to continue to reduce our overhead expenses by the reduction of headcount and other available measures. We may also explore the possibility of mergers and acquisitions. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

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

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). From the time of the merger in 1999 through the third quarter of fiscal 2002, the Company's principal objective was to address the need for security based network management solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of our revenues being generated from sales to various telecommunications companies. During the last twelve to eighteen months, the telecommunications industry has endured a significant economic downturn. Telecommunications service providers have typically reduced planned capital spending, have reduced staff, and sought bankruptcy proceedings and/or ceased operations. Consequently, the spending cutback of the organizations has affected the Company through reduced product orders. The decline in product orders negatively impacted our revenues, resulting in significant operating losses and negative cash flows. As a result, it is imperative for us to be successful in increasing our revenue, reducing costs, and securing additional funding in 2003 in order to continue operating as a going concern.

RESULTS OF OPERATIONS

For the three months ended September 30, 2002 compared to the same period in
2001

Net sales for the three months ended September 30, 2002, was $1,522,336 compared to Net sales of $1,088,380 for the same period in 2001, an increase of $ 433,956 or 40.0%. The increase in net sales was attributable to the sale of products with a higher per unit selling price during the quarter ending September 30, 2002 as compared to the comparable period of the prior year and continued management focus on sales execution. These factors, combined with the adverse impact of the September 11, 2001 tragedy on the quarter ended September 30, 2001, resulted in the growth in sales.

Cost of sales for the three months ended September 30, 2002 was $557,564 compared to $572,576 for the same period in 2001. Cost of sales as a percentage of net sales for the three months ended September 30, 2002 decreased to 36.6% from 52.6% for the same period in 2001, and therefore gross margin increased to 63.4% from 47.4% as compared to the prior year. This increase in gross margin was due to an improved revenue mix of higher margin products and services as well as the reduction of the Company's manufacturing overhead expenses.

Research and development expense, net of capitalized software development, for the three months ended September 30, 2002 was $280,893 compared to $158,622 for the same period in 2001 or an increase of $122,271 as compared to the comparable period of the prior year. The increase is primarily attributable to additional costs associated with the continued development effort to reengineer our hardware products to better serve the enterprise market and to lower the cost of goods sold.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2002 were $1,614,473 compared to $2,250,262 for the same period in 2001, a decrease of $635,789. This is the result of a corporate-wide effort to reduce operating expenses, which included the elimination of the seventeen employees during the quarter ended December 31, 2001 and an additional elimination of the thirteen employees in the quarter ended September 30, 2002 for a total labor cost reduction of $2,560,000 in annual salaries and employee benefits. The elimination of the thirteen employees during the quarter ended September 30, 2002 resulted in a restructuring charge during the quarter of $154,370 in severance and other related matters, all of which has been paid prior to September 30, 2002.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $281,596 for the three months ended September 30, 2002 compared to $472,688 in the same period in 2001. The decrease was primarily the result of the three-year amortization period for the acquisitions of LeeMAH and Solcom Systems, Ltd coming to an end on March 31, 2002.

Net loss for the three months ended September 30, 2002 was $1,357,152 compared to a loss of $2,348,026 for the same period in 2001. This is a result of increase in sales, improved gross margins and the decrease in operating expenses resulting from the Company's corporate-wide effort to reduce operating expenses.

For the six months ended September 30, 2002 compared to the same period in 2001

Net sales for the six months ended September 30, 2002, was $2,482,468 compared to Net sales of $3,021,822 for the same period in 2001, a decrease of $539,354 or 17.8%. Despite the increase in sales for the three months ended September 30, 2002 versus the comparable period in 2001, Net Sales for the six month period ended September 30, 2002 declined as compared to the comparable period. This was due to lower unit sales, which was partially offset by a higher per unit selling price, because of the severe impact of the weakness of capital and IT spending particularly in the telecommunications service provider sector which adversely impacted the quarter ended June 30, 2002 and resulted in the decrease in net sales for the six month period ended September 30, 2002 as compared to the same period of the prior year.

Cost of sales for the six months ended September 30, 2002 was $914,068 compared to $1,430,176 for the same period in 2001. Cost of sales as a percentage of net sales for the six months ended September 30, 2002 decreased to 36.8% from 47.3% for the same period in 2001 and therefore gross margins improved from 52.7% to 63.2% as compared to the prior year. This increase in gross margin percentage was due to an improved revenue mix of higher margin products and services as well as reduction the Company's manufacturing overhead expenses.

Research and development expense, net of capitalized software development, for the six months ended September 30, 2002 was $516,202 compared to $508,497 for the same period in 2001. The slight increase in expenditures as compared to the same period for the prior year was due to the increase in costs associated with the continued development effort to reengineer our hardware products to better serve the enterprise market and to lower cost of goods sold, that was offset by the decrease in spending on third party consultants.

Selling, general and administrative expenses ("SG&A") for the six months ended September 30, 2002 were $3,751,441 compared to $4,535,285 for the same period in 2001 or a decrease of $783,844 as compared to the same period in 2001. This is the result of a corporate-wide effort to reduce operating expenses, which included the elimination of seventeen employees during the quarter ended December 31, 2001 and an additional elimination of thirteen employees in the quarter ended September 30, 2002 for a total labor cost reduction of $2,560,000 in annual salaries and employee benefits. The elimination of the thirteen employees during the quarter ended September 30, 2002 resulted in a restructuring charge during the quarter of $154,370 in severance and other related matters, all of which has been paid prior to September 30, 2002.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $563,567 for the six months ended September 30, 2002 compared to $943,964 in the same period in 2001. The decrease was primarily the result of the three-year amortization period for the acquisitions of LeeMAH and Solcom Systems, Ltd coming to an end on March 31, 2002.

Net loss for the six months ended September 30, 2002 was $ 3,408,786 compared to a loss of $4,339,942 for the same period in 2001. Despite the reduction in sales as compared to the comparable period of the prior year, net loss for the year improved by $931,156 as a result of improved gross margins and the decrease in operating expenses resulting from the Company's corporate-wide effort to reduce operating expenses.

                    FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of September 30, 2002 was $2,089,596 as compared to $5,040,922 at March 31, 2002. This decline in working capital was due to continued operating losses generated throughout the six months ended September 30, 2002. We believe that our working capital as of September 30, 2002 will fund the Company's operations, as currently planned, through the quarter ended March 31,2003. We believe that approximately $2,000,000 in additional capital will be needed in order to fund the Company's planned operations through December 2003. We plan to seek equity financing to provide funding for operations but the current market for equity financing may be weak. If we are not successful in raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we plan to continue to reduce our overhead expenses by the reduction of headcount and other available measures. We may also explore the possibility of mergers and acquisitions. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern.

Net cash used in operating activities during the six months ended September 30, 2002 was $2,240,894 compared to net cash used during the same period in 2001 of $3,329,222. The decrease in net cash used during the six months ended September 30, 2002 compared to the same period in 2001, was primarily due to improved gross margins and the reduction in operating expenses as a result of the corporate-wide effort to reduce expenses. The $2,240,894 net cash used in operating activities during the six-month period ended September 30, 2002 was primarily the result of operating losses incurred during this period which was partially offset by the cash generated from the net decrease in accounts receivable.

Net cash used in investing activities during the six months ended September 30, 2002 was $286,302 compared to net cash generated during the same period in 2001 of $568,449. This increase in cash used in investing activities during the six months ended September 30, 2002 as compared to the comparable period of 2001 was primarily the result of the collection of a related party note receivable in 2001, which did not occur in 2002. This was partially offset by an increase in capitalized software expenditures.

Net cash generated from financing activities during the six months ended September 30, 2002 was $219,624 compared to net cash used during the same period in 2001 of $60,392. This increase in cash generated from financing activities during the six months ended September 30, 2002 as compared to the comparable period of 2001 was primarily due to the proceeds generated from the preferred stock financing completed in September 2002.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2002, we had an accumulated deficit of $40,503,210 and working capital of $2,089,596. We also realized net losses of $3,408,786 for the six months ended September 30, 2002. Our existing working capital might not be sufficient to sustain our operations.

Our plans to overcome this condition includes refocusing our sales efforts to include penetrating additional markets with our enterprise infrastructure security products, reducing expenses and raising additional equity capital. We have restructured and reorganized to reduce our operating expenses by the elimination of thirteen employees during the quarter ended September 30, 2002, which is expected to reduce the Company's overhead expenses by approximately $960,000 ($80,000 per month) in annual salaries and employee benefits. The Company has refocused its sales effort to emphasize the selling of its software products and reengineered its hardware products in an effort to increase gross margins. The Company has begun to establish alternate channels that will open opportunities in the future to sell our products without the overhead expenses associated with direct sales. We can not assure that our sales efforts or expense reduction programs will be successful, or that additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in increasing our revenue, reducing our expenses or raising additional equity capital, to generate sufficient cash flows to meet our obligations as they come due, we may not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 superceded Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business in Accounting Principles Board Opinion No.
30. On April 1, 2002, the Company adopted SFAS No. 144 and as a result there has been no material impact on the Company's operating results or financial condition related to the implementation of SFAS No. 144.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

On September 13, 2002 the Company received equity financing in the amount of $300,303 for the issuance of 166,835 unregistered shares of the Company's Series A Preferred Stock ("Preferred Stock") at $1.80 per share. Each share of Preferred Stock is convertible into 10 shares of the Company's common stock at the conversion price of $0.18 per share of common stock, which was the closing bid price of the Company's common stock on September 13, 2002. The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. Proceeds of the equity financing will be used for working capital and general corporate purposes. All of the shares of Preferred Stock were purchased by directors and management of the Company. The purpose of the Preferred Stock Financing was to enable the Company to comply with the Nasdaq SmallCap Market's initial listing requirement of a minimum of $5,000,000 of stockholders' equity so that the Company would receive an additional 180-day grace period to attempt to regain compliance with the $1.00 minimum bid price requirement of the Nasdaq SmallCap Market (based on stockholders equity of $5,004,215 at June 30, 2002, adjusted on a proforma basis for the equity financing).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 17, 2002, the Company held its 2002 Annual Meeting of Stockholders (the "2002 Meeting").

At the 2002 Meeting, the Company's Stockholders elected six directors to serve until the 2003 Annual Meeting of Stockholders and until their successors shall be elected and qualified. The vote with respect to the election of such directors was as follows:

       NAME                           FOR                 AUTHORITY WITHHELD
       ---------------------------------------------------------------------

(a)    Stephen M. Deixler             17,985,231          369,723
(b)    Baruch Halpern                 17,985,431          369,523
(c)    Alexander S. Stark, Jr         17,985,431          369,523
(d)    Frank S. Russo                 17,985,431          369,523
(e)    Kam Saifi                      17,985,431          369,523
(f)    Vincent Curatolo               17,985,431          369,523

In addition to electing the directors, the Company's Stockholders voted to approve an amendment to the Company's Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of common stock at a ratio between one-to-two and one-to-ten, to be determined at the discretion of the Board of Directors. 17,986,291 votes were cast in favor of the approval of such amendment, 351,956 votes were cast in opposition to such approval, 16,707 votes abstained and no broker non-votes.

The Company's Stockholders also voted to approve the adoption of the 2002 Stock Incentive Plan. 17,570,813 votes were cast in favor of the approval of the 2002 Stock Incentive Plan, 752,282 votes were cast in opposition to such approval, 31,859 votes abstained and no broker non-votes.

The Company's Stockholders also voted to approve the ratification of the selection of Deloitte and Touche LLP as the Company's independent auditors. 18,265,262 votes were cast in favor of the ratification and selection of Deloitte and Touche LLP as the Company's independent auditors, 60,700 votes were cast in opposition to such approval, 28,992 votes abstained and no broker non-votes.

The Company's Stockholders also voted to approve the amendment to the Company's Certificate of Incorporation, as amended, to increase the number of shares of common stock that the Company is authorized to issue from 50,000,000 to 100,000,000, which would become effective upon the filing of a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. 17,718,156 votes were cast in favor of the approval of such amendment, 612,134 votes were cast in opposition to such approval, 24,664 votes abstained and no broker non-votes.

The Company's Stockholders also voted to approve the issuance of up to 35,000,000 shares of common stock or securities convertible into or exercisable for up to 35,000,000 shares of common stock (such as convertible preferred stock or warrants) or any of the foregoing in combination, at such prices and on such terms as may be approved by the Board of Directors; provided that such issuance(s) would (i) generate gross proceeds to the Company in an aggregate amount not to exceed $7,000,000, (ii) occur within three months of the date this proposal is approved by our stockholders, and (iii) be sold at market value or, if market conditions warrant, at prices no lower than (or having an exercise price no lower than) a 20% discount to the last bid price of the common stock on the day prior to the date that a binding agreement is entered into for the sale of such securities. 17,718,156 votes were cast in favor of the approval of such issuance, 628,152 votes were cast in opposition to such approval, 23,754 votes abstained and 12,495,713 of broker non-votes.

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

         Exhibit
         No.          Description
         -------      -----------

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

         10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(11)/

         10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel./(11)/

         10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(13)/

         10.28 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(14)/

         10.29 Agreement and General Release dated August 15, 2002 between the Company and Ron Forster.*

         10.30 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel.*

         10.31 Separation Agreement and General Release dated October 31, 2002 between the Company and David Arbeitel.*

         16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

         21.1         List of Subsidiaries./(13)/

         99.1         Section 906 Certification of the Chief Executive Officer.*

         99.2         Section 906 Certification of the Chief Financial Officer.*

      --------------------------------------

(1) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.
(2) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 17, 2000.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on June 28, 2000.
(5) Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.
(6) Incorporated by reference to the Company's quarterly report on Form 10-QSB filed on November 14, 2000.
(7) Incorporated by reference to the Company's annual report on Form 10-KSB filed on June 29, 2001.
(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 17, 2000.
(9) Incorporated by reference to the Company's annual report on Form 10-KSB filed on June 29, 2001.
(10) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.
(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.
(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed on July 1, 2002.
(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A, Amendment No.2, for the fiscal year ended March 31, 2002, as filed on August 2, 2002.
(14) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002.
* Filed herewith

     (b) Reports on Form 8-K:

On August 6, 2002, the Company filed a report on Form 8-K reporting the issuance of a press release announcing the results of the fiscal first quarter ended June 30, 2002.

On August 6, 2002, the Company filed a report on Form 8-K reporting the issuance of a press release announcing its transfer from the Nasdaq National Market to the Nasdaq SmallCap Market, effective August 7, 2002.

On August 14, 2002, the Company filed a report on Form 8-K reporting the filing of its quarterly report on Form 10-QSB accompanied by certifications by Kam Saifi, its Chief Executive Officer and Ted Kaminer, its Chief Financial Officer, in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

On August 21, 2002, the Company filed a report on Form 8-K reporting the filing of Amendment No. 3 of its annual report on Form 10-KSB for the year ended March 31, 2002 and Amendment No. 1 to its quarterly report on Form 10-QSB for the quarter ended June 30, 2002 accompanied by certifications by Kam Saifi, its Chief Executive Officer and Ted Kaminer, its Chief Financial Officer, in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

On September 16, 2002, the Company filed a report on Form 8-K reporting its receipt of $300,303.00 in an equity financing for the issuance of 166,835 unregistered shares of the Company's Series A Preferred Stock at $1.80 per share.

On September 18, 2002, the Company filed a report on Form 8-K reporting the issuance of a press release announcing that it had been granted an additional 180-day grace period, or until March 10, 2003, to regain compliance with the $1.00 minimum bid price requirement of the Nasdaq SmallCap Market.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002

                               ION NETWORKS, INC.


                   /s/ Kam Saifi
               ------------------------------------------
               Kam Saifi, Chief Executive Officer and
                President (Principal Executive Officer)

                   /s/ Ted Kaminer
               ------------------------------------------

               Ted Kaminer, Chief Financial Officer and
               Vice President
               (Principal Financial Officer and Principal
               Accounting Officer)

                                 CERTIFICATIONS

I, Kam Saifi, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB ION Networks, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within in 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:          November 14, 2002
          ---------------------------------------------------------


     By:       /s/ Kam Saifi
        --------------------------------------------------------
               Kam Saifi, Chief Executive Officer and President

                          I, Ted Kaminer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB ION Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within in 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     d) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: :             November 14, 2002
       --------------------------------------------------------------------


By:      /s/ Ted Kaminer
   ------------------------------------------------------------------------
         Ted Kaminer, Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)

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

      10.8 (i) Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company./(4)/

                    (ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray./(4)/

      Exhibit
      No.           Description
      -------       -----------
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

      10.25 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(11)/

      10.26 Employment Agreement dated October 17, 2001 between the Company and David Arbeitel./(11)/

      Exhibit
      No.           Description
      -------       -----------

      10.27 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(13)/

      10.28 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(14)/

      10.29 Agreement and General Release dated August 15, 2002 between the Company and Ron Forster.*

      10.30 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel.*

      10.31         Separation Agreement and General Release dated
                    October 31,2002 between the Company and David Arbeitel.*

      16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(9)/

      21.2          List of Subsidiaries./(13)/

      99.1          Section 906 Certification of the Chief Executive Officer.*

      99.2          Section 906 Certification of the Chief Financial Officer.*

-------------------------------------------

(1) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.
(2) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 17, 2000.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on June 28, 2000.
(5) Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.
(6) Incorporated by reference to the Company's quarterly report on Form 10-QSB filed on November 14, 2000.
(7) Incorporated by reference to the Company's annual report on Form 10-KSB filed on June 29, 2001.
(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 17, 2000.
(9) Incorporated by reference to the Company's annual report on Form 10-KSB filed on June 29, 2001.
(10) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.
(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.
(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB, for the fiscal year ended March 31, 2002, as filed on July 1, 2002.
(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A, Amendment No.2, for the fiscal year ended March 31, 2002, as filed on August 2, 2002.
(14) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed August 14, 2002.
* Filed herewith