Form 10KSB
period 2002-12-31
ION NETWORKS INC
filed 2003-04-15
CIK 754813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|_| ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

For the fiscal year ended _______________

|X| TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

For the transition period from April 1, 2002 to December 31, 2002

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

                                 (732) 529-0100 (Issuer's telephone number,
                including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
             Title of Each Class                    On Which Registered
             -------------------                    -------------------
                 None                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the nine-months ended December 31, 2002 totaled $3,335,160.

The aggregate market value of voting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the "Common Stock") on March 28, 2003 of $0.07, as reported on the OTC Bulletin Board was approximately $1,351,139.44. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 24,875,500 shares of Common Stock outstanding as of March 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):

Yes [  ]    No   [X]

                Information Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These statements include, but are not limited to, statements regarding the Company's ability to secure additional capital, the Company's ability to gain further market recognition, the Company's cost reduction efforts and sufficiency of capital. These risks and uncertainties include, but are not limited to, the recent introduction and the costs associated with, a new family of products; dependence on the acceptance of this new family of products; uncertainty as to the acceptance of the Company's products generally; risks related to technological factors; potential manufacturing difficulties; uncertainty of product development; uncertainty of adequate financing; dependence on third parties; dependence on key personnel and changes in the Company's sales force and management; the risks associated with the expansion of the Company's sales channels; competition; a limited customer base; risk of system failure, security risks and liability risks; risk of requirements to comply with government regulations; vulnerability to rapid industry change and technological obsolescence; and general economic conditions. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative or other variations of these words, or other comparable words or phrases. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

         The ION Secure /TM/ product suite provides ION customers with comprehensive infrastructure security including secure access, authentication, authorization, audit and administrative functions that we believe form a highly scalable, robust, reliable, easy-to-use and cost-effective secure management portal. ION Secure solutions include ION Secure PRIISMS centralized management portal; 2000, 3000 and 5000 Series security appliances and ION Secure Soft Tokens. These solutions are based on ION proprietary software and hardware developed and maintained by the Company. ION infrastructure security solutions use the same single-purpose embedded ION Secure Operating System (ISOS) software on all security appliance models, with the goal of simplifying the management of thousands of IT and telecommunications infrastructure devices such as servers, routers, LAN switches, PBXs, messaging systems and multiplexers. ION solutions are designed to enable administrators to securely configure, troubleshoot and manage geographically dispersed infrastructure devices from central operations centers, reducing costly on-site visits, service disruptions and skilled personnel requirements. ION infrastructure security solutions can be used in a variety of networks including TCP/IP-data, PBX-telephony, telecommunications and data centers ranging in size from one to thousands of infrastructure devices. ION solutions are designed to be fully compatible with information security solutions offered by, among others, Cisco, Checkpoint and Nortel Networks.

         ION's infrastructure security solutions are distributed via three distinct channels: (i) a direct sales force, (ii) indirect channels, such as Value Added Resellers (VARs) and (iii) Original Equipment Manufacturers (OEMs). Services revenue is typically generated from integration and maintenance services in conjunction with the sale of ION solutions. As of December 31, 2002, ION has sold approximately 50,000 infrastructure security appliances worldwide since its inception.

         ION Networks, Inc. is a Delaware corporation founded in 1999 through the combination of two companies, MicroFrame, Inc. (originally founded in 1982), a New Jersey corporation and SolCom Systems Limited (originally founded in
1994), a Scottish corporation located in Livingston, Scotland. In 1999, the Company expanded its technology base through the purchase of certain assets of LeeMAH DataCom Security Corporation. References in this document to "we," "our," "us," and "the Company" refer to ION Networks, Inc. Our principal executive offices are located at 1551 South Washington Avenue, Piscataway, New Jersey 08854, and our telephone number is (732) 529-0100.

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

Wide Acceptance of Information Security to Protect Business Applications and Information

         As organizations become more interconnected and dependent on networks such as the Internet, they are increasingly being exposed to a widening range of cyber-threats -- threats that we believe transcend the need for physical access in order to cause damage to a business. To counter potential cyber-threats, organizations are seeking to secure corporate user access, business applications and information with information security strategies designed to protect the electronic doorways into an organization. Increasingly, businesses are deploying information security solutions that protect against outsiders -- people such as hackers without any legitimate access -- through the use of security tokens for user authentication, intrusion detection systems to identify attackers and firewalls to restrict remote access to corporate networks and systems.

Growing Impact of Insider Security Threats

         While outsider threats present a significant challenge to organizations, the Computer Security Institute and the Federal Bureau of Investigation have reported that outsiders account for fewer than half of the reported information security incidents in the United States, although the number of such incidents continues to rise. These reports estimated the average cost of a successful attack by outsiders to be $56,000. By contrast, the average cost of a malicious act by insiders was estimated to be $2.7 million. Interestingly, these attacks occurred despite the wide spread deployment of firewalls, intrusion detection systems and anti-virus software, suggesting that simply protecting the electronic perimeter of an organization has not slowed the pace of real losses from security threats.

Increasing  Need  to  Protect  the   "Electronic   Interior"  of  Businesses  --
Infrastructure Security

         We continue to believe that there is a growing trend of outsourcing IT professionals for services that are not core to a business, thereby creating an ever-changing climate where organizations know less and less about the backgrounds and intentions of their IT administrators. Therefore, organizations are increasingly exposed to potentially significant financial and productivity losses unless the most empowered users and access to administrative functions are adequately restricted and monitored. Information security strategies cannot be effective unless administrative services are protected through the implementation of infrastructure security strategies that safeguard infrastructure devices such as servers, routers, LAN switches, PBXs, messaging systems and multiplexers.

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

The ION Networks Solution

         The ION infrastructure security solution consists of ION Secure PRIISMS software and ION Secure 2000, 3000 and 5000 series appliances for centralized security policy management and distributed security policy enforcement. Together, the

PRIISMS single sign-on portal and the security appliances form a secure management portal to critical infrastructure devices. ION solutions also provide a variety of management features for improving administrator productivity and mediating alarms from these infrastructure devices. ION has refined its infrastructure security solution by adding custom features specific to a wide range of infrastructure devices. ION Secure 2000, 3000 and 5000 series security appliances also support management of discrete alarms for the physical environment surrounding infrastructure devices such as doors, lighting, air conditioners or diesel generators and monitoring environmental conditions including temperature, humidity, fire and water conditions.

         The ION Secure product suite is intended to provide our customers with the following key benefits:

         A Complete Infrastructure Security Solution. We believe ION offers one of the most complete, commercially available solutions in our industry for securely managing infrastructure devices. We have taken a broad approach to infrastructure security and developed a product suite that protects administrative services with one unified solution by providing secure:

o Access -- ION solutions are designed so that administrators can only gain access to infrastructure devices through the network connectivity provided by ION Secure PRIISMS software and ION Secure 2000, 3000 and 5000 series security appliances that together form a secure and auditable environment. PRIISMS provides a single point of entry into the environment for administrators utilizing Secure Shell (SSH), Point-to-Point Tunneling Protocol (PPTP) and Telnet. Access to PRIISMS is only granted based on strong multi-factor authentication of administrators. PRIISMS servers are typically collocated in Network Operations Centers along with enterprise management and operational support systems. ION Secure 2000, 3000 and/or 5000 series security appliances are deployed throughout an organization's network to protect against unauthorized access to infrastructure devices. ION Secure PRIISMS software and ION Secure 2000, 3000 and 5000 series security appliances provide infrastructure access protection by forcing all administrative traffic through a secure management network using one or both of the following methods: (i) `Inband' meaning TCP/IP based Virtual Private Networks (IP-VPNs) with dynamic firewall capabilities and encrypted IPSec tunnels and (ii) `Out-of-band' meaning via Virtual Private Dial-up Networks (VPDNs) over public switched telephone networks.

o Authentication -- ION infrastructure security solutions combine strong multi-factor authentication with "single sign-on" to the secure management environment. Administrative sessions require the use of ION Soft Tokens that use two-factor authentication. PRIISMS provides a single sign-on portal for all administrative applications. Single sign-on means that administrators need only log into PRIISMS once to easily gain secure access to the infrastructure devices they are tasked with managing. ION 2000, 3000 and 5000 series security appliances support the same strong authentication mechanisms as PRIISMS. Whether connecting inband or out-of-band, multi-factor authentication is required for administrators to communicate with every ION security appliance. Private key management services are integrated into ION infrastructure security solutions in order to ease deployment of PRIISMS and security appliances.

o Authorization -- ION infrastructure security solutions provide extensive security policy management capabilities for controlling administrator actions. Policies are centrally managed via ION Secure PRIISMS software at the user or group level with distributed policy enforcement handled by the 2000, 3000 and 5000 Series security appliances. ION Secure PRIISMS multi-level authorization restricts administrator access to specific infrastructure devices, as well as prohibits the issuing of specific commands. Multi-level authorization services are intended to provide tight control over the specific commands that can be issued by administrators via command filtering.

o Audit -- ION Secure PRIISMS software and 2000, 3000 and 5000 series security appliances are designed to maintain detailed audit trails on administrator activities, infrastructure devices and security appliance health. ION security appliances maintain extensive logs on administrative sessions including administrator authentication success, failure and connection histories. The entire history of each administrative session can be captured down to the characters entered by an administrator. Command filters can be utilized to restrict which commands an administrator may enter to control an infrastructure device. ION security appliance logs are protected from tampering and can maintain the history of administrative sessions.

o Administration -- ION Secure PRIISMS software provides directory services for assigning authentication methods and privileges to users and groups and the logical partitioning of authorized infrastructure device views. Once authenticated into PRIISMS, administrators can only see and manage assigned infrastructure devices. In addition, centralized management of ION security appliances via PRIISMS simplifies the installation, configuration and upgrade of the ION Secure Operating System (ISOS) on remote ION security appliances. The ION Secure 2000, 3000 and 5000 Series appliances provide a wide range of site management services such as alarm mediation, remote diagnostics, and task automation. In addition, messages from non-standard managed infrastructure devices can be converted to Simple Network Management Protocol (SNMP) traps and sent to PRIISMS for centralized viewing and forwarding to third party enterprise management and operational support systems. Network and port-level diagnostic utilities can also be used by administrators to remotely troubleshoot infrastructure devices. The automation of administrative tasks can be implemented both in PRIISMS and ION Secure appliances. Action triggers can be set for automating common tasks such as event notification via SNMP trap, pager or e-mail, the power recycling of infrastructure devices, or the uploading of logs from ION security appliances. ION security appliances also provide a native scripting (computer programming) language and task scheduler that can run these scripts based on an alarm, date or time for custom automation requirements.

Low Total Cost of Ownership. The ION solution is designed to minimize the purchase, installation and maintenance costs of infrastructure security. The list prices for our infrastructure security appliances currently begin at $1,250 and scale up with products and features that address a wide array of customer requirements. Many studies have shown that the complex systems integration of multiple security products is a significant component of the total cost of implementing security solutions. We believe that our cost-effective, integrated solution, consisting of easy-to-manage security appliances and management software, enables customers to avoid the expense of costly systems integration that may otherwise be required to implement and maintain an effective infrastructure security solution.

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

Ease of Installation and Use. The ION Secure product family delivers `plug-and-protect' appliances designed for easy installation and use. Installation involves simply connecting an ION security appliance to the network, and providing nothing more than a network address. Appliances can be remotely configured through ION PRIISMS centralized management software, including software upgrades and configuration of new software features.

ION Networks Products and Services

       ION Networks provides a complete infrastructure security solution that includes secure access, authentication, authorization, audit and administration functions that form a secure management environment for managing infrastructure devices. The ION Secure infrastructure security solution is based on centralized security policy management and distributed security policy enforcement. It consists of centralized ION Secure PRIISMS software and distributed ION Secure 2000, 3000 and 5000 series security appliances forming a secure management network. We also provide training, consulting and support services to our customers and distribution partners.

       ION Secure PRIISMS Management Portal.

       Through its web-based user interface, PRIISMS provides connectivity to a wide-range of managed endpoints from a plethora of vendors and platforms. This scalable portal application enables authenticated administrators to configure, troubleshoot and manage geographically dispersed critical infrastructure devices from central operations centers within a secure environment. PRIISMS also provides centralized, 24x7 surveillance and provisioning across the entire suite of ION Secure 2000, 3000 and 5000 security appliances.

       Key features include:

       o Single Sign-on: Additional security is often thought of as an incremental step or process that ensures the validity of a user or process. PRIISMS however simplifies this process by requiring only a single authentication procedure to take place before presenting the user with a list of endpoints he or she is authorized to access. Username, password and authentication procedures are handled by PRIISMS. Administrators can securely log into PRIISMS once instead of logging into each individual appliance, expediting any urgent operations.

       o Multi-factor Authentication: Utilize a number of security measures to protect infrastructure devices, including the ability to lock out a specific administrator across the network in seconds. This feature requires the use of ION Secure tokens or commercially available RADIUS token technology.

       o Multi-level Authorization: Use flexible security policies to define and enforce strict control over administrators' actions when accessing infrastructure devices. Users can be restricted to only certain types or geographical location of managed endpoints. Further restrictions can be defined such as allowable commands/operations.

       o Active and Passive auditing: Real-time monitoring of user operations can alert security staff in the event of suspicious activity. All operations are stored in tamper-proof files and available for post-breach forensic analysis

         o Centralized Alarm Notification and Logging: Simultaneously view alarms and events within PRIISMS for ION security appliances and managed endpoints.

         o Centralized Provisioning and Job Scheduling: Centrally manage the scheduling of jobs for managing configuration files and software updates to ION appliances.

         o Automatic Backups: Automatically back up configuration files for all ION security appliances on the network to the PRIISMS server.

         o Real-time Inventory and Status: Track system health to ensure that ION security appliances and infrastructure devices are running properly 24 x 7.


       ION Secure 2000 Series. The ION Secure 2500 security appliance combines access, console, and alarm functions into a single centrally manageable solution. With support for up to 2 physical `console' ports and up to 2 logical IP endpoints, the 2000 series is targeted at small, remote branch office locations with need for secure remote management.

       ION Secure 3000 Series. The ION Secure 3100, 3200, 3300 and 3500 security appliances combine access, console, alarm and site management functions into a single centrally manageable solution. With support for up to 28 physical `console' ports and up to 32 logical IP endpoints, the 3000 series protects user access and control for a wide variety of infrastructure devices requiring inband and out-of-band access.

       ION Secure 5000 Series. The ION Secure 5010 and 5500 supports the same ISOS features as the 3000 series, providing support for up to 28 console ports and 64 IP enabled endpoints. With a LINUX core and integrated VPN router capabilities, the 5000 Series appliances are able to securely carry administrative traffic through an intranet or a public network via and IPSec tunnel. The 5000 Series is specifically targeted at higher-end data center, server farm and IP-rich environments.

       ION Secure Soft Tokens. ION Secure security tokens are simple to use and extremely secure. Each user may be assigned a `disposable' ION Secure Soft Token via email or web which can be loaded onto a Windows(R), RIM(R) Blackberry(TM) or PalmOS(R) device. Each time the user requests connectivity to PRIISMS they are challenged to enter additional criteria generated by the token that will positively identify them to the portal. ION Secure soft tokens utilize strong 3DES encryption and can be quickly activated and inactivated through PRIISMS. Employees, business partners and customers can use ION Secure tokens whether local, remote or mobile.

Wide Range of Protected Infrastructure Devices

ION infrastructure security solutions protect a growing variety of infrastructure devices provided by leading IT and telecommunications network and system vendors, including vendors of:

o   Access Servers                         o  Multi-Service Switches
o   Application Servers                    o  Optical Switches
o   Bus & Tag Channel Extenders            o  PBXs (Switched & IP)
o   Call Management Systems                o  Power Protection Systems (UPS)
o   Carrier Grade Multi-Service Switches   o  Routers
o   Cellular Switches                      o  SONET Switches
o   CSU/DSUs                               o  SS7 Switches
o   Databases                              o  DSLAMs
o   Integrated Access Devices              o  Storage Area Networks
o   LAN Switches                           o  Terminal Servers
o   Mail Servers                           o  Various Types of PC Class Servers
o   Messaging Servers                      o  Various Types of UNIX Class Server
                                            o  Wireless Switches

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

         Establish the ION Networks Brand. We believe that strong brand recognition in our target markets is important to our long-term success. We intend to continue to strengthen our ION Networks TM and ION SecureTM brand names through industry trade shows, our web site, advertising, direct mailings to both our resellers and our end-users, and public relations. The continued development of our reputation as a comprehensive, reliable, easy-to-use and cost effective infrastructure security vendor will contribute to our sales efforts.

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

Customers

         85 customers purchased ION Secure solutions during the nine-months ended December 31, 2002 and our products are now deployed in over 10,000 locations. As of December 31, 2002, ION has sold approximately 50,000 infrastructure security appliances since its inception. Historically, our largest customers have been service providers primarily in the United States and in Europe. See also Risk Factors, "We rely on several key customers for a significant portion of our business, the loss of which would likely significantly decrease our revenues" on page 14. However, over the last year we have begun to diversify away from our traditional customer base and continue to introduce products that lend themselves to the evolving needs of an expanding number of markets. ION has begun to penetrate the corporate market and, in particular, the financial services sector. We believe our success in penetrating the financial services sector is evidence of the flexibility of ION Secure solutions.

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

         Government Agencies. The Government market consists of domestic and foreign governmental agencies that do not provide services from a network infrastructure, but rather use their network infrastructure as a platform to provide their own goods and services. There are many sectors in the government market, including, but not limited to, federal and national agencies, military, state agencies, local agencies, police departments, fire departments, and emergency services.

Sales and Marketing

         Our sales and marketing efforts focus on penetrating the corporate, service provider and government agency markets. Our marketing programs promote ION Networks and ION Secure brand awareness and reputation as a highly scalable, robust, reliable, easy-to-use and cost-effective infrastructure security solution. We try to strengthen our brand through a variety of marketing programs which include on-going public relations, our web site, advertising, direct mail, industry and regional trade shows and seminars. We intend to continue expanding and strengthening our direct and indirect channel relationships through additional marketing programs, additional marketing staff and increased promotional activities.

         Direct Sales. On December 31, 2002, the Company's sales force stood at
12. In the nine-months ended December 31, 2002, ION had 85 new customers with products located at thousands of locations worldwide. We believe that ION solutions are ideally suited for both direct sale to customers and indirect channels where it is not economically efficient for us to sell directly to the end users of our products. For the nine-months ended December 31, 2002, approximately 46% of ION revenue came from direct sales.

         Indirect Sales/Channel Partners. We also market and sell our solutions via indirect channels through a distribution structure of Value Added Resellers
(VARs) or Channel Partners in the United States and in Europe. VARs accounted for approximately 42% of our total revenue for the nine-months ended December 31, 2002. Our VAR partnerships are non-exclusive.

         We support our international distributors by offering customizable marketing materials, sales tools, leads, co-operative marketing funds, joint advertising, discounted demonstration units and training.

         Original Equipment Manufacturers (OEMs). We enter into select original equipment manufacturer relationships in order to take advantage of the channels of well-established companies that sell into our target markets. We believe these channels expand our overall market while having a minor impact on our own indirect channel sales. The terms of our agreements with these customers vary by contract. These agreements can generally be terminated upon 30 days written notice or if ION becomes insolvent. For the nine months ended December 31, 2002, our original equipment manufacturer revenue accounted for approximately 12% of total revenue.

         Geographic Distribution. We divide our sales organization regionally into three territories: (1) the United States and Canada; (2) Europe, the Middle East and Africa, and (3) other locations. Regional sales representatives manage our relationships with our network of channel partners, sell to and support key customer accounts, and act as a liaison between our indirect channels and our marketing organization. We also have an internal sales staff that supports the indirect channel, and a dedicated business development organization whose primary responsibilities are identifying, promoting and managing strategic relationships to sell our solutions with industry leaders and original equipment manufacturers.

For the nine months ended December 31, 2002, approximately 91% of ION's sales were in the United States and Canada (Direct Sales -approximately 43%, Indirect/Channel Partners -approximately 37%, and OEM - approximately 11% ) and 9% Europe, the Middle East, Africa and other locations (Direct Sales -approximately 2.2%, Indirect/Channel Partners -approximately 5.5%, and OEM - approximately 1.3% ). (Refer to Note 12 in the Company's Consolidated Financial Statements.)

Customer Service and Technical Support

         We offer our customers a comprehensive range of support services under the ION SecureCare brand that includes electronic support, product maintenance and personalized technical support services on a worldwide basis. Our technical support staff is located in Piscataway, New Jersey.

         Our ION SecureCare offering includes ION 24x7 support. This support offering provides replacement for failing hardware, telephone and/or web-based technical support and software updates. Incentive programs are offered to ION SecureCare customers to provide added benefits for upgrading to newer products.

Competition

         The market for infrastructure security solutions is worldwide and highly competitive, and competition has begun to intensify. Competitors can be generally categorized as either: (i) information security vendors who provide high performance, security point products, or (ii) suppliers of network management appliances that provide limited infrastructure security features. Many of these solutions require additional security products in order to implement a comprehensive infrastructure security solution. Current and potential competitors in our markets include, but are not limited to the following companies, all of which sell worldwide or have a presence in most of the major markets for such products:

o Security software vendors such as RSA Security, ActivCard, Check Point Software and Symantec;

o        Network equipment manufacturers such as Cisco Systems;

o        Operating system software vendors such as Microsoft and Novell;

o Security solution suppliers such as Computer Associates, SafeNet and Network Associates;

o        Security appliance suppliers such as SonicWall and NetScreen
         Technologies; and

o Low cost management-only appliance vendors, which may include limited infrastructure security functionality such as MRV Communications and Teltronics.

         Many of our competitors have generally targeted large organizations' information security needs with VPN, firewall and 3A (Authorization, Authentication and Audit) products that range in price from under one thousand to hundreds of thousands of dollars. These offerings may increase competitive pressure on some of our solutions, resulting in both lower prices and gross margins. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business. See also Risk Factors, " We face significant competition and if we do not compete successfully, our results of operations may be adversely affected" on page 13.

Sources And Availability Of Materials

         The Company designs its security appliances utilizing readily available parts manufactured by multiple suppliers and relies on and intends to continue to rely on these suppliers. Our principal suppliers are Youngtron, Inc., TDK Systems Europe Ltd., and EXP Computer, Inc. The Company has been and expects to continue to be able to obtain the parts required to manufacture its products without any significant interruption or sudden price increase, although there can be no assurance that it will be able to continue to do so.

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

Dependence On Particular Customers

         Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. In general, the Company cannot predict with certainty, which large customers will continue to order our products. The loss of any of these large customers, or the failure to attract new large customers, could have a material adverse effect on the Company's business.

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

Research And Development Activities

         As of March 28, 2003, the Company had 11 full-time R&D staff devoted to research and development activities and believes these employees will be sufficient to allow it to keep up with technology advances for the foreseeable future.

         The current staff has successfully completed and released the new ION Secure 2500 and 5500 security appliances and ISOS software releases. In addition ION Secure PRIISMS functionality has been greatly enhanced. These products provide ION Networks with the ability to address a more diverse computing and IP based network market due to its ability to provide connectivity across secure IP tunnels by utilizing integrated VPN router technology.

Employees

         As of March 28, 2003, the Company had 33 employees, all of whom are full-time employees, and of which 11 are technical personnel, 12 are in sales, marketing and support, 3 are in production, and 7 are in executive, financial and administrative capacities. None of the Company's employees are represented by labor unions. The Company considers its relations with its employees to be satisfactory.

RISK FACTORS

If we fail to raise additional capital we will not be able to continue as a going concern after May 2003.

         Our business plan and growth strategy are dependent on our working capital. We have been aggressively seeking to raise additional capital through selling our equity since August 2002 and have been unable to secure such financing other than the $300,303 raised from the sale of our preferred stock in September 2002. Currently, we are seeking to raise approximately $1.5 million of additional capital through selling securities. Because of the weak financial condition of the company we expect that it will be necessary to issue securities having a valuation and terms that are far more favorable to investors than securities ION has previously issued. In order to induce investors to provide capital to ION at this time, it may be necessary to pledge all of the assets of the Company as collateral for such securities, provide liquidation preferences at a multiple of the purchase price of the securities, provide favorable conversion premiums to investors and other similar terms which could have a negative effect on the value of our common stock and rights of our equity shareholders upon liquidation or other circumstances. There is no assurance we can raise the needed $1.5 million or any additional capital on any terms reasonably acceptable to the Company. If the Company is unable to secure such financing, we expect our cash on hand and cash equivalents to meet our working capital and capital expenditure needs through May 2003.


         If we are successful in securing the capital, but fail to achieve the expected revenue assumptions, we will have to raise further equity or debt financing and/or curtail certain expenditures contained in the current operating plans. We can not assure that our sales efforts or expense reduction programs will be successful, or that any additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, our financial condition and results of operations will be materially and adversely affected and we will not be able to continue to operate as a going concern beyond May 2003. If we are successful in raising additional capital but fail to increase our revenue or reduce our expenses, our financial condition and results of operations may be materially and adversely affected and we will not be able to continue to operate as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.


We are vulnerable to technological changes, which may cause our products and services to become obsolete which could materially and negatively impact our cash flow.

         Our industry experiences rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, more advanced products produced by competitors could erode our position in existing markets or other markets that they choose to enter and prevent us from expanding into existing markets or other markets. It is difficult to estimate the life cycles of our products and services, and future success will depend, in part, upon our ability to enhance existing products and services and to develop new products and services on a timely basis. We might experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services. New products and services and enhancements might not meet the requirements of the marketplace and achieve market acceptance. If these things happen, they would materially and negatively affect cash flow, financial condition and the results of operations.

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

We have difficulty predicting our future operating results or profitability due to the fluctuation in our quarterly and annual revenues.

         In the past, we experienced fluctuations in our quarterly and annual revenues and we anticipate that such fluctuations will continue and therefore making it difficult for us to predict our future operating results or profitability. Our quarterly and annual operating results may vary significantly depending on a number of factors, including:

o the timing of the introduction or acceptance of new products and services;

o        changes in the mix of products and services provided;

o        long sales cycles;

o        changes in regulations affecting our business;

o increases in the amount of research and development expenditures necessary for new product development and innovation;

o        changes in our operating expenses;

o        uneven revenue streams;

o        volatility in general economic conditions;

o        volatility in the infrastructure security market; and

o        threats of terror and war.


         We cannot assure you that our revenues will not vary significantly among quarterly periods or that in future quarterly periods our results of operations will not be below prior results or the expectations of public market analysts and investors. If this occurs, the price of our common stock could significantly decrease. See also Risks Associated with Our Securities, "There is potential for fluctuation in the market price of our securities" page 15.

In the past we have experienced significant losses and negative cash flows from operations. If these trends continue in the future, it could adversely affect our financial condition.

         We have incurred significant losses and negative cash flows from operations in the past. For the nine-months ended December 31, 2002 and the fiscal years ended March 31, 2002 and 2001, we experienced net losses of $5,628,522, $6,929,379, and $16,676,666, respectively, and negative cash flows from operations of $2,972,337, $5,026,038 and $7,086,246, respectively. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future and that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

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

o the willingness and the ability of distributors to provide support customization, training and installation; and

o        the price.

         Although we believe that our present products and services are competitive, we compete with a number of large data networking, network security and enterprise management manufacturers which have financial, research and development, marketing and technical resources far greater than ours. Our competitors include RSA Security, ActivCard, Check Point Software, Symantec, Cisco Systems, Computer Associates, Network Associates, Microsoft, Novell, SafeNet, SonicWall, MRV Communications, Teltronics and NetScreen Technologies. Such companies may succeed in producing and distributing competitive products more effectively than we can produce and distribute our products, and may also develop new products which compete effectively with our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If our current or potential competitors were to use their greater financial, technical and marketing resources in our target markets and if we are unable to compete successfully, our business, financial condition and results of operations may be materially and adversely affected.

We have undergone a change in our marketing position, and introduced new products that we expect to account for a significant portion of our revenues. If the market does not accept this product, our revenues and results of operations could be materially adversely affected.

         We recently changed our marketing position and focus from that of network management monitoring to that of network security. In connection with this change, we introduced three new products, the ION Secure 5010 in early February 2002, ION Secure 2500 in December 2002 and ION Secure 5500 in January 2003. To date, we have only sold limited amounts of these new products and have not yet achieved marketplace acceptance. While we still generate revenues from our previously existing products, our continued revenue growth depends largely on the success of our new marketing position and product offerings. Therefore, if these new products do not gain marketplace acceptance, our revenues could be negatively impacted, which in turn is likely to materially and adversely affect our business, financial condition and results of operations.

We may be unable to protect our proprietary rights, permitting competitors to duplicate our products and services, which could negatively impact our business and operations.

         We hold no patents on any of our technology. If we are unable to license any technology or products that we may need in the future, our business and operations may be materially and adversely impacted. We have made a consistent effort to minimize the ability of competitors to duplicate our software technology utilized in our products. However, there remains the possibility of duplication of our products, and competing products have already been introduced. Any such duplication by our competitors could negatively impact our business and operations.

We rely on several key customers for a significant portion of our business, the loss of which would likely significantly decrease our revenues.

         Historically, we have been dependent on several large customers each year, but they are not necessarily the same every year. For the nine-months ended December 31, 2002, our most significant customers were SBC (approximately 13% of revenues), Sprint (approximately 12% of revenues) Avaya (approximately 12% of revenues), Siemens (approximately 11% of revenues) and Qwest (approximately 6% of revenues).

         For the fiscal year ended March 31, 2002, our most significant customers were AT&T (approximately 15% of revenues), Avaya (approximately 12% of revenues), SBC (approximately 12% of revenues), Nortel (approximately 10% of revenues). In general, we cannot predict with certainty which large customers will continue to order. The loss of any of these large customers, or the failure to attract new large customers would likely significantly decrease our revenues and future prospects, which could materially and adversely affect our business, financial condition and results of operations.

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

         Our business is greatly dependent on the efforts of our President and CEO, Mr. Kam Saifi, our Chief Operating Officer, Mr. Cameron Saifi, our Chief Technology Officer, and Mr. Bill Whitney and other key employees, and on our ability to attract key personnel. Other than with respect to Messrs. K. Saifi,
C. Saifi, and Whitney, we do not have employment agreements with our other key employees. Our success depends in large part on the continued services of our key management, sales, engineering, research and development and operational personnel and on our ability to continue to attract, motivate and retain highly qualified employees and independent contractors in those areas. Competition for such personnel is intense and we cannot assure you that we will successfully attract, motivate and retain key personnel. While all of our employees have entered into non-compete agreements, there can be no assurance that any employee will remain with us. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and results of operations. Currently, we do not maintain "key man" insurance policies with respect to any of our employees.

We rely on several contract manufacturers to supply our products. If our product manufacturers fail to deliver our products, or if we lose these suppliers, we may be unable to deliver our product and our sales and revenues could be negatively impacted.

         We rely on three contract manufacturers to supply our products:
Youngtron, Inc., TDK Systems Europe Ltd. and EXP Computer, Inc. If these manufacturers fail to deliver our products or if we lose these suppliers and are unable to replace them, then we would not be able to deliver our products to our customers. This could negatively impact our sales and revenues and have a material adverse affect on our business, financial condition and results of operations.

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

         As of March 28, 2003, an aggregate of 5,476,175 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933 (Rule 144). These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. In addition, 3,319,268 shares are issuable pursuant to currently exercisable options, 1,580,500 shares are issuable pursuant to currently exercisable warrants, and 1,668,350 shares are issuable pursuant to currently convertible preferred stock of 166,835 shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Our common stock was delisted from Nasdaq.

         On March 19, 2003, Nasdaq notified the Company that it has not regained compliance with the minimum bid price requirement and is not eligible for an additional 90-day cure period because Nasdaq determined that the Company does not meet the initial listing requirements of the Nasdaq SmallCap Market. Consequently, our Common Stock was delisted from the Nasdaq SmallCap Market at the opening of business on March 28, 2003. The delisting of our Common Stock from Nasdaq could negatively effect the prices of our stock, impair the ability of holders to sell such stock, limit the coverage of our stock by research analysts, adversely impact our efforts to secure financing, materially and adversely affect our financial condition and results of operations and will make us ineligible to register additional shares under a Form S-3.

Item 2: Description of Property

The Company entered into a lease on February 18, 1999 for approximately 26,247 square feet for its principal executive offices at 1551 South Washington Avenue, Piscataway, New Jersey. On March 17, 2003, the Company signed an amendment with the landlord reducing the space from 26,247 to 12,722 square feet and the rent from $50,153.64 to $20,143.17 per month effective March 1, 2003. The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

In addition, the Company abandoned the 0.298 hectare of space at SolCom House, Meikle Road, Kirkton Campus, Livingston EH547DE, Scotland that it leased. As a result, the Company recorded a charge of $508,458 in the quarter ended December 31, 2002 for the remainder of the lease term that expires on August 31, 2011.

The Company also leases approximately 5,600 square feet of space at 48834 Kato Road, Fremont, California in the Bedford Fremont Business Center. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows: $7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60. The Company entered into an abandonment agreement with the landlord in March of 2003. As a result, the Company will be incurring a one-time charge of $ 139,610 in the quarter ending March 31, 2003. This amount represents the remaining obligation under the lease.

Item 3: Legal Proceedings

On or about June 12, 2002, Xetel Corporation ("Xetel") filed a petition (Xetel Corporation vs. ION Networks Inc., Cause No.GN201901 in the 250th District Court of Travis County, Texas) against the Company alleging that the Company owes Xetel $243,070.19 in accounts receivable for finished assemblies shipped to and accepted by the Company and $23,626.02 in purchased materials and inventory being held in Xetel's warehouse pursuant to the Company's written instruction. Xetel seeks actual damages in the amount of $266,696.21, plus interest, attorneys' fees and costs, and incidental damages as a result of the Company's alleged breach.

Item 4: Submission of Matters to a Vote of Security Holders

On October 17, 2002, the Company held its 2002 Annual Meeting of Stockholders (the "2002 Meeting").

At the 2002 Meeting, the Company's Stockholders elected six directors to serve until the 2003 Annual Meeting of Stockholders and until their successors shall be elected and qualified. The vote with respect to the election of such directors was as follows:

     NAME                      FOR                AUTHORITY WITHHELD      ABSTENTION        BROKER NON-VOTES
     ----                      ---                ------------------      ----------        -----------------
(a)  Stephen M. Deixler        17,985,231         369,723                 0                 0
(b)  Baruch Halpern            17,985,431         369,523                 0                 0
(c)  Alexander S. Stark, Jr    17,985,431         369,523                 0                 0
(d)  Frank S. Russo            17,985,431         369,523                 0                 0
(e)  Kam Saifi                 17,985,431         369,523                 0                 0
(f)  Vincent Curatolo          17,985,431         369,523                 0                 0


In addition to electing the directors, the Company's Stockholders voted to approve an amendment to the Company's Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of common stock at a ratio between one-to-two and one-to-ten, to be determined at the discretion of the Board of Directors. 17,986,291 votes were cast in favor of the approval of such amendment, 351,956 votes were cast in opposition to such approval, 16,707 votes abstained and there were no broker non-votes.

The Company's Stockholders also voted to approve the adoption of the 2002 Stock Incentive Plan. 17,570,813 votes were cast in favor of the approval of the 2002 Stock Incentive Plan, 752,282 votes were cast in opposition to such approval, 31,859 votes abstained and there were no broker non-votes.

The Company's Stockholders also voted to approve the ratification of the selection of Deloitte and Touche LLP as the Company's independent auditors. 18,265,262 votes were cast in favor of the ratification and selection of Deloitte and Touche LLP as the Company's independent auditors, 60,700 votes were cast in opposition to such approval, 28,992 votes abstained and there were no broker non-votes.

The Company's Stockholders also voted to approve the amendment to the Company's Certificate of Incorporation, as amended, to increase the number of shares of common stock that the Company is authorized to issue from 50,000,000 to 100,000,000, which would become effective upon the filing of a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. 17,718,156 votes were cast in favor of the approval of such amendment, 612,134 votes were cast in opposition to such approval, 24,664 votes abstained and there were no broker non-votes.

The Company's Stockholders also voted to approve the issuance of up to 35,000,000 shares of common stock or securities convertible into or exercisable for up to 35,000,000 shares of common stock (such as convertible preferred stock or warrants) or any of the foregoing in combination, at such prices and on such terms as may be approved by the Board of Directors; provided that such issuance(s) would (i) generate gross proceeds to the Company in an aggregate amount not to exceed $7,000,000, (ii) occur within three months of the date that the proposal was approved by our stockholders, and (iii) be sold at market value or, if market conditions warrant, at prices no lower than (or having an exercise price no lower than) a 20% discount to the last bid price of the common stock on the day prior to the date that a binding agreement is entered into for the sale of such securities. 17,718,156 votes were cast in favor of the approval of such issuance, 628,152 votes were cast in opposition to such approval, 23,754 votes abstained and there were 12,495,713 broker non-votes.

                                     PART II

Item 5: Market For Common Equity and Related Stockholder Matters

Market Information

The Company's common stock, par value $.001 per share (the "Common Stock"), is currently quoted on the OTC Bulletin board under the symbol "IONN". The following table sets forth the high ask and low bid prices of the Common Stock for the periods indicated as reported on the NASDAQ National and SmallCap Market.

    Nine-month Ended December 31, 2002, Quarter Ending                       HIGH                             LOW
    --------------------------------------------------                       ----                             ---

    June 30, 2002                                                             $0.82                           $0.33
    September 30, 2002                                                         0.45                            0.15
    December 31, 2002                                                          0.47                            0.10


    Fiscal Year Ended March 31, 2002, Quarter Ending
    ------------------------------------------------

    June 30, 2001                                                             $1.15                           $0.57
    September 30, 2001                                                         0.79                            0.16
    December 31, 2001                                                          0.85                            0.08
    March 31, 2002                                                             1.84                            0.65

    Fiscal Year Ended March 31, 2001, Quarter Ending
    ------------------------------------------------

    June 30, 2000                                                            $31.00                           $2.00
    September 30, 2000                                                         5.94                            2.00
    December 31, 2000                                                          3.06                            0.28
    March 31, 2001                                                             3.00                            0.38


Recent Sales of Unregistered Securities

None.

Security Holders

As of March 28, 2003 there were 326 holders of record of the Common Stock (not including beneficial owners of Common Stock held by brokers in street name).

Dividends

The Company has not paid any cash dividends on its Common Stock during the nine-month ended December 31, 2002 and the two full fiscal years ended March 31, 2002 and March 31, 2001. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

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

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). From the time of the merger in 1999 through the quarter ended December 31, 2001, the Company's principal objective was to address the need for security and network management and monitoring solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of our revenues being generated from sales to various telecommunications companies. During the quarter ended December 31, 2001, a new management team joined the Company and evaluated ION's revenue and expenditures, exiting product suite, present customer base and evolving addressable market. As a result of this evaluation, the Company refocused its product line from that of network management monitoring to that of infrastructure security, which was the original focus of MicroFrame prior to the merger with Solcom. We also added significant network features to the product to broaden the scope of the potential customer base, emphasizing infrastructure security. We identified additional enterprise markets that extend beyond the telecommunications industry and believe that successfully penetrating these additional markets could positively impact revenue, although there can be no assurance that these efforts will be successful. Despite these efforts, during the last two years, the telecommunications industry has endured a significant economic downturn. Telecommunications service providers have generally reduced planned capital spending, have reduced staff, and, in some cases, sought bankruptcy proceedings and/or ceased operations. Consequently, the spending cutback of the organizations has affected the Company through reduced product orders. The decline in product orders negatively impacted our revenues, resulting in significant operating losses and negative cash flows.

As a result, it is imperative for us to be successful in increasing our revenue, reducing costs, and/or securing additional funding in fiscal 2003 in order to continue operating as a going concern. If we are not successful in raising additional equity capital, to generate sufficient cash flows to meet our obligations as they come due, our financial condition and results of operations may be materially and adversely affected and we will not be able to continue to operate as a going concern beyond May 2003. If we are successful in raising additional capital but fail to increase our revenue or reduce our expenses, our financial condition and results of operations may be materially and adversely affected and we may not be able to continue to operate as a going concern. During the nine-months ended December 31, 2002, the Company reduced headcount by thirteen employees thereby reducing costs while retaining enough staff to sufficiently maintain the Company's existing technology and capitalize on new technological developments.

Results Of Operations

Explanatory Note

On October 25, 2002, ION Networks, Inc. changed its fiscal year end from March 31 to December 31. As a result, pursuant to the rules of the Securities and Exchange Commission, this Transition Report on Form 10-KSB presents financial information for the nine-month period ending December 31, 2002. The results of operations and cash flows of the Company for the nine-months ended December 31, 2002 contained 275 days compared to 365 days for the twelve months ended March 31, 2002 and 2001.

Nine-months Ended December 31, 2002 Compared to Nine-months Ended December 31, 2001

Revenues for the nine-months ended December 31, 2002 were $3,335,160 as compared with revenues of $5,236,038 for the nine-months ended December 31, 2001, a decrease of approximately 36%. This decrease is attributable mainly to the reduction in the number of units sold in the nine-month period ended December 31, 2002. The Company's unit sales volumes decreased by approximately 1,100 units which contributed to approximately $1.9 million of the revenue decrease period over period. The Company sold mostly the ION Secure 3000 series security appliances (formerly called the Sentinel 2000) in both periods so there was no impact on revenue from a change in product mix. The overall downturn impacting the information technology and the telecommunications industry caused companies to severely cut capital expenditures during the year 2002. The Company's business historically has been dependent upon the expansion of these company's networks and therefore the decrease in revenues is a direct reflection of the environment in the information technology and telecommunications industries. The Company's prices remained relatively consistent throughout both periods. The Company's cost of goods sold decreased to $1,428,037 for the nine-months ended December 31, 2002 compared to $2,523,047 for the nine-months ended December 31, 2001. Cost of goods sold as a percentage of sales decreased from 48.2% for the previous comparable fiscal period to 42.8% for this fiscal period. The decrease is mainly due to lowering the costs associated with manufacturing of the appliances.

Research and development expenses, net of capitalized software development, increased from $720,426 for the nine-months ended December 31, 2001 to $766,521 for the nine-months ended December 31, 2002, an increase of 6.4%. The increase of research and development expenditures for the nine-months ended December 31, 2002 as compared to the nine-months ended December 31, 2001 was primarily due to the expenses related to testing the new 2500 and 3500 appliances.

Selling, general and administrative expenses decreased 13.8% from $6,405,442 for the nine-months ended December 31, 2001 to $5,519,665 for the nine-months ended December 31, 2002. Overall, as a result of the Company's cost reduction efforts, selling, general and administrative expenses have been reduced on a quarter-to-quarter basis throughout the nine-months ended December 31, 2002.

Depreciation and amortization was $835,315 for the nine-months ended December 31, 2002 compared to $1,412,794 for the nine-months ended December 31, 2001, a decrease of approximately 40.9%. This decrease is primarily due to fully amortizing the goodwill from the acquisition of LeeMAH Datacom Security Corporation in February of 1999 and fully depreciating the fixed assets in the nine-month period ended December 31, 2001.

The Company acquired a corporation business tax benefit certificate pursuant to New Jersey law which relates to the surrendering of unused net operating losses. For the nine months ended December 31, 2002 and for the year ended March 31, 2002, the Company received a benefit of $236,728 and $264,725, respectively.

During the quarter ended December 31, 2002 the Company separated with thirteen employees which resulted in a restructuring charge during the quarter of $154,370 in severance and other related matters, all of which has been paid prior to December 31, 2002. Also during the quarter ended December 31, 2002, the Company abandoned the space at SolCom House, Livingston, Scotland that was leased by its subsidiary ION Networks, Ltd. As a result, the Company recorded a charge of $508,458 in the quarter ended December 31, 2002 for the remainder of the lease term that expires on August 31, 2011.

The Company had a loss before income tax benefit of $5,859,949 for the nine-months ended December 31, 2002 compared to a loss before income tax benefit of $5,952,194 for the nine-months ended December 31, 2001. Considering the lower revenues in the nine-months ended December 31, 2002, the loss before taxes decreased primarily as a result of the Company's continuing cost reduction efforts.

Fiscal Year Ended March 31, 2002 ("FY2002") Compared to Fiscal Year Ended March 31, 2001("FY2001")

Revenues for FY2002 were $7,312,235 as compared with revenues of $11,676,547 for FY 2001, a decrease of approximately 37%. This decrease is attributable mainly to the reduction in the number of units sold in FY2002. The Company sold mostly the ION Secure 3000 series security appliances (formerly called the Sentinel
2000) in both periods so there was no impact on revenue from a change in product mix. The overall downturn impacting the information technology and the telecommunications industry caused companies to severely cut capital expenditures during FY2002. The Company's business historically has been dependent upon the expansion of these company's networks and therefore the decrease in revenues is a direct reflection of the environment in the industries. The Company's unit sales volumes decreased by approximately 1,100 units which contributed to approximately $2.5 million of the revenue decrease year over year. The Company's prices remained relatively consistent throughout most of FY2002 as compared to FY2001. The Company's cost of goods sold decreased to $3,484,132 for FY2002 compared to $7,184,666 for FY2001. Cost of goods sold as a percentage of sales decreased from 61.5% for FY2001 to 47.6% for FY2002. The decrease is due to the impact of additional provisions of approximately $1,549,099 that were established at various points during FY2001, to recognize slow moving inventory. Without these reserves, cost of goods sold would have been 48.3% of sales in FY2001.

Research and development expenses, net of capitalized software development, decreased from $2,126,246 for FY2001 to $891,542 for FY2002, a decrease of 58%. The decrease of research and development expenditures in FY2002 as compared to FY2001 was a result of a significant headcount reduction during FY2001, from a high of 35 people at the beginning of FY2001 to 8 at the end of FY2001. FY2002 reflects the impact of this reduction for a full year. A substantial amount of the reduction was a result of stopping the research and development efforts on the discontinued products as well as the reduction in research and development activities that resulted from the completion of the development cycle on certain products. The Company believes that the annual research and development expenditures were reduced to an amount sufficient to support new releases and product updates for our existing product lines.

Selling, general and administrative expenses decreased 31.6% from $11,870,263 for FY2001 to $8,119,601 for FY2002. Overall selling, general and administrative expenses have been reduced on a quarter-to-quarter basis throughout FY2002, as a result of the Company's cost reduction efforts.

Depreciation and amortization was $1,852,090 for FY2002 compared to $3,742,450 for FY2001, a decrease of approximately 50.5%. Amortization expense for capitalized software decreased from $2,138,707 in FY2001 to $828,032 in FY2002, primarily as a result of management's decision during FY2001 to abandon the products and the technology associated with the SolCom acquisition. The decision resulted in write-offs of $2,332,120 relating to this technology thereby decreasing the amortization expense for future periods. As a result of the Company's operating performance during the first six months of FY2002, the Company, during the third quarter of FY2002, announced the layoff of 17 employees to reduce its overhead expenses. The Company recorded approximately $217,467 of severance and termination related costs. Termination benefits of approximately $214,000 were paid during the third and fourth quarters of FY2002. All of the affected employees have left the Company as of March 31, 2002. As of April 30, 2002 the remaining termination benefits of $3,467 were paid.

The Company had a loss before taxes of $7,169,740 for FY2002 compared to a loss before taxes of $16,669,098 for FY2001. The loss before taxes improved primarily as a result of the Company's cost reduction efforts and management's decision during FY2001 to abandon certain products and technology associated with the SolCom acquisition. At March 31, 2002 and March 31, 2001 the Company had federal and state net operating loss carryforwards of approximately $35.5 million and $27.4 million respectively. The expiration dates for its net operating losses range from the years 2011 through 2022. The net loss for the year ended March 31, 2002 was $6,929,379 compared to a net loss of $16,676,666 for the prior fiscal year.

Financial Condition And Capital Resources

The Company's working capital balance as of December 31, 2002 was $184,689, compared to $5,040,922 at March 31, 2002 and $6,918,057 at March 31, 2001. This
decline in working capital was due to continued operating losses generated throughout the nine-months ended December 31, 2002. If we are not successful in raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, our financial condition and results of operations will be materially and adversely affected and we will not be able to continue to operate as a going concern beyond May 2003.

Net cash used in operating activities during the nine-months ended December 31, 2002 was $2,972,337, compared to $5,026,038 in FY2002 and $7,086,246 in FY2001.
The decrease in net cash used is primarily as a result of the decrease in operating losses in the nine-months ended December 31, 2002. The reduction in operating losses was partially offset by the reduction in certain non-cash expenses primarily due to selling, general and administrative expense.

Net cash used in investing activities during the nine-months ended December 31, 2002 was $380,390, compared to net cash provided of $527,236 in FY2002 and net cash used of $3,213,835 in FY2001. Of the $380,390 of the net cash used in investing activities during the nine-months ended December 31, 2002, $339,688 was for capitalized software expenditures related to the development of our PRIISMS product and the balance remaining was for acquisition of property equipment.

Net cash provided by financing activities during the nine-months ended December 31, 2002 was $208,889, compared to $3,337,115 in FY2002 and $5,149,302 in
FY2001. Financing activities during the nine-months ended December 31, 2002 include the sale of 166,835 unregistered shares of the Company's Series A Preferred Stock ("Preferred Stock") at $1.80 per share for a total consideration of $300,303.00 in a private equity transaction and repayment of capital leases of $88,678.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2002, we had an accumulated deficit of $42,722,946 and working capital of $184,689. We also realized net losses of $5,628,522 for the nine-months ended December 31, 2002, $6,929,379 for FY2002 and $16,676,666 for FY2001. Our existing working capital will not be sufficient to sustain our operations beyond May 2003.

Our business plan and growth strategy are dependent on our working capital. We have been aggressively seeking to raise additional capital through selling our equity since August 2002 and have been unable to secure such financing other than the $300,303 raised from the sale of our preferred stock in September 2002. Currently, we are seeking to raise approximately $1.5 million of additional capital through selling securities. Because of the weak financial condition of the company we expect that it will be necessary to issue securities having a valuation and terms that are far more favorable to investors than securities ION has previously issued. In order to induce investors to provide capital to ION at this time, it may be necessary to pledge all of the assets of the Company as collateral for such securities, provide liquidation preferences at a multiple of the purchase price of the securities, provide favorable conversion premiums to investors and other similar terms which could have a negative effect on the value of our common stock and rights of our equity shareholders upon liquidation or other circumstances. There is no assurance we can raise the needed $1.5 million or any additional capital on any terms reasonably acceptable to the Company. If the Company is unable to secure such financing, we expect our cash on hand and cash equivalents to meet our working capital and capital expenditure needs through May 2003.

If we are successful in securing the capital, but fail to achieve the expected revenue assumptions, we will have to raise further equity or debt financing and/or curtail certain expenditures contained in the current operating plans. We can not assure that our sales efforts or expense reduction programs will be successful, or that any additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, our financial condition and results of operations will be materially and adversely affected and we will not be able to continue to operate as a going concern beyond May 2003. If we are successful in raising additional capital but fail to increase our revenue or reduce our expenses, our financial condition and results of operations may be materially and adversely affected and we may not be able to continue to operate as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Significant Accounting Policies

Principles of Consolidation -
The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company") and have been prepared on the accrual basis of accounting. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates -
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

The significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, capitalized software including estimates of future gross revenues, and the related amortization lives, deferred tax asset valuation allowance and depreciation and amortization lives.

Cash and Cash Equivalents -
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

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

Inventory -
Inventories are stated at the lower of cost (average cost) or market. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If our estimate of future demand is not correct or if our customers place significant order cancellations, inventory reserves could increase from our estimate. We may also receive orders for inventory that has been fully or partially reserved. To the extent that the sale of reserved inventory has a material impact on our financial results, we will appropriately disclose such effects. Our inventory carrying costs are not material; thus we may not physically dispose of reserved inventory immediately.

Property and Equipment -
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally two to five years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statements of operations in the period of disposal.

Capitalized Software -
The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

The Company capitalized $339,689, $500,388 and $1,526,411 of software development costs for the nine months ended December 31, 2002, and for the fiscal years ended March 31, 2002 and 2001, respectively. The Company wrote-off $5,387 and $2,332,120 of software development costs for fiscal years ended March 31, 2002 and 2001 (see Note 3). Amortization expense totaled $483,723, $828,032, and $2,138,707 for the nine-months ended December 31, 2002, and for the fiscal years ended March 31, 2002, and 2001, respectively.

Research and Development Costs -
The Company charges all costs incurred to establish the technological feasibility of a product or enhancement to research and development expense in the period incurred.

Revenue Recognition Policy -
The Company recognizes revenue from product sales to end users, value-added resellers (VARs) and original equipment manufacturers (OEMs) upon shipment if no significant vendor obligations exist and collectibility is probable. We do not offer our customers the right to return products, however the Company records warranty costs at the time revenue is recognized. Management estimates the anticipated warranty costs but actual results could differ from those estimates. Maintenance contracts are sold separately and maintenance revenue is recognized on a straight-line basis over the period the service is provided, generally one year.

Fair Value of Financial Instruments-
The carrying value of items included in working capital and debt approximates fair value because of the relatively short maturity of these instruments.

Net Loss Per Share of Common Stock -
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share when their inclusion would be antidilutive.

Stock Compensation -
We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party's performance is complete.

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the nine months ended December 31, 2002 and for the fiscal years ended March 31, 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below: by $201,279 and $.01, $460,532 and $.02 and $2,129,042 and $.12, respectively, for the nine-months ended December 31, 2002 and the years ended March 31, 2002 and 2001.

The weighted-average fair values at date of grant for options granted during the nine months ended December 31, 2002 and the fiscals year ending March 31, 2002 and 2001 were $0.32, $0.26 and 3.02, respectively. The fair value of each option grant for the Company's common stock is estimated on the date of the grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in the nine months ended December 31, 2002 and fiscal 2002:

Foreign Currency Translation -
The financial statements of the foreign subsidiaries were prepared in local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and, accordingly, have no effect on net loss. Transaction adjustments for the foreign subsidiaries are included in income and are not material.

Income Taxes -
Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Warranty Costs -
The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates.

Goodwill -
Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized over an estimated useful life of five years. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002.

Reclassifications -
Certain amounts in the financial statements for the year ended March 31, 2002 and 2001 have been reclassified to conform to the presentation of the financial statements for the nine month period ended December 31, 2002.

Accounting Pronouncements

In July 2001, the FASB issued SFAS No.141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets." SFAS No.141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No.142, which is effective for the Company beginning April 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The adoption of SFAS No. 141 and 142 had no impact on the Company' consolidated financial statements for the nine months ended December 31, 2002.

In July 2001, the FASB also issued SFAS No.143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluation the impact that adoption of this standard will have on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount of fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this standard on April 1, 2002. There was no effect upon adoption on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations, or cash flow.


In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The impact of FIN 45 on the Company's consolidated financial statements will depend upon whether the Company enters into or modifies any material guarantee arrangements. We have complied with disclosure provision of this interpretation as of December 31, 2002.


In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.


Item 7: Financial Statements

The financial statements required hereby are located on pages 44 through 69.

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

                                    Part III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

As of March 28, 2003 the directors and executive officers of the Company were as follows:

             Name                    Age     Position Held with the Company
             ----                    ---     ------------------------------
Kam Saifi*(5)                        42      Chief Executive Officer,
                                             President and Director

Cameron Saifi*(5)                    41      Chief Operating Officer,
                                             Executive Vice President and
                                             Secretary

William Whitney                      48      Chief Technology Officer and
                                             Vice President of Research and Development

Stephen M. Deixler(1)(2)(3)(4)(5)    67      Chairman of the Board of
                                             Directors and Interim Chief Financial Officer
Baruch Halpern                       52      Director

Frank S. Russo(1)(2)(3)(4)(5)        60      Director

Vincent Curatolo(3)(4)(5)            43      Director

Christopher Corrado(3)(5)            43      Director


--------------
(1) Member of Compensation/Stock Option Committee
(2) Member of Nominating Committee
(3) Member of Audit Committee
(4) Member of Strategic Steering Committee
(5) Member of Strategic Development Committee * Mr. Kam Saifi and Mr. Cameron Saifi are brothers.

KAM SAIFI has served as Chief Executive Officer, President and Director of the Company since October 2001. Prior to joining ION, from November 2000 to August 2001, Mr. Saifi served as the Chairman of the Board of Directors and Chief Executive Officer of Internet Refinery, a provider of collaborative commerce and business intelligence solutions. From June 2000 to August 2000, Mr. Saifi served as Vice Chairman and Executive Vice President of Visual Networks, Inc. which merged with Avesta Technologies, Inc., a New York-based software company focusing on managing Internet infrastructure. Mr. Saifi was the Founder, Chairman of the Board of Directors, Chief Executive Officer and President of Avesta Technologies, Inc. from October 1996 to May 2000. He has also served as a member of the Board of Directors for MetaMatrix from 1998 to September 2000.

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

WILLIAM WHITNEY has served as Vice President of Research and Development since March 2002 and Chief Technology Officer since October 1, 2002. Prior to joining ION, from April 2000 to February 2002, Mr. Whitney served as the Vice President of Development and Chief Technology Officer for Outercurve Technologies, a provider of wireless application development and deployment solutions. Previously from, May 1998 to March 2002, Mr. Whitney served as President of CTO Systems.

STEPHEN M. DEIXLER has been Chairman of the Board of Directors since May1982 and served as Chief Executive Officer of the Company from April 1996 to May 1997. He was President of the Company from May 1982 to June 1985 and served as

Treasurer of the Company from its formation in 1982 until September 1993. Since March 2003, Mr. Deixler has served as the interim Chief Financial Officer of the Company. He also serves as Chairman of the Board of Trilogy Leasing Co., LLC and President of Resource Planning Inc.. Mr. Deixler was the Chairman of Princeton Credit Corporation until April 1995 and Chief Financial Officer of Multipoint Communications, LLC until November 2002.

BARUCH HALPERN has served as a director of the Company since October 1999. From January 1995 to May 1999, Mr. Halpern was an institutional research analyst with Goldsmith & Harris Incorporated, where he advised institutions about investment opportunities. He was also an advisor in connection with a leveraged buy-out of a public company and several private placements. In 1999, Mr. Halpern formed Halpern Capital as a DBA entity under Goldsmith & Harris Incorporated. The DBA was subsequently moved to UVEST Investment Services, a member of NASD/SIPC. In January 2003, Mr. Halpern formed his own broker-dealer, Halpern Capital, Inc. Over the last two years Baruch Halpern's entities were involved in numerous financings, having raised over $225 million in capital for several public entities.

FRANK RUSSO has served as a director of the Company since November 2000. Mr. Russo was with AT&T Corporation from September 1980 to September 2000 and most recently served as its Corporate Strategy and Business Development Vice President. While at AT&T Solutions, Mr. Russo held a number of other positions including that of General Manager, Network Management Services from which he helped architect and launch AT&T's entry into the global network outsourcing and professional services business. Mr. Russo retired from AT&T in 2000. Prior to joining AT&T, Mr. Russo was employed by IBM Corporation in a variety of system engineering, sales and sales management positions. Mr. Russo served on the Board of Director of Oak Industries, Inc., a manufacturer of highly engineered components, from January1999 to February 2000, and currently serves on the Board of Directors of Advance-com, a private e-commerce company headquartered in Boston, Massachusetts.

VINCENT CURATOLO has served as director of the Company since March 2002. Mr. Curatolo has held several executive positions at Cisco Systems since May 1998. He is currently the Senior Director of Business Development for the Global Service Provider Business Unit of Cisco Systems. Prior to that position, he served as the Senior Director and Director of Cisco Systems in the areas of field operations and technical field operations.

CHRISTORPHER CORRADO has served as director of the Company since November 2002. Since December 2002, Mr. Corrado serve as the Chief Executive of Securities for Wipro Technologies. Prior to that, he was the Chief Technology Officer of Merrill Lynch from March 1999 to June 2002, and Chief Technology Officer of Deutsche Bank from March 1997 to March 1999.

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

The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during the nine-month ended December 31, 2002, Mr. Martin Ritchie was inadvertently late in filing a Form 4 to report one transaction of 1,500 options granted to him on September 12, 2002. Mr. Vincent Curatolo and Mr. Baruch Halpern were each inadvertently late in filing their Form 4s to report a transaction of 1,500 options granted to each of them on October 17, 2002. Mr. Frank Russo and Mr. Stephen Deixler were each inadvertently late in filing their Form 4s to report a transaction of 1,500 options granted to each of them on November 8, 2002. Mr. William Whitney was inadvertently late in filing a Form 3 on October 1, 2002 to report his appointment to the position of Chief Technology Officer and ownership of 62,814 shares of Common Stock, 3,889 shares of Preferred Stock and 100,000 options. All such inadvertent late filings have been filed and reported by the Reporting Persons on the applicable Form 3 or Form 4.

Item 10: Executive Compensation

The following table sets forth the compensation earned, whether paid or deferred, by the Company's Chief Executive Officer, its other four most highly compensated executive officers during the nine-months ended December 31, 2002 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the nine-month period ended December 31, 2002 (the "Named Executive Officers") for services rendered in all capacities to the Company.

                                                     Summary Compensation Table

                         Annual Compensation                                   Long-term Compensation
                         -------------------                                   ----------------------
                                                                              Awards                            Payouts
                                                                              ------                            -------
                                                                       Other
                                                                       Annual
                                                                       Compen-   Restricted    Securities             All Other
Principal                                                              sation      Stock       Underying     LTIP       Compen-
Position                 Year Ending*     Salary($)      Bonus($)       ($)      Award(s)($)   Options (#) Payouts($) sation($)/(1)/
--------                 ------------     ---------      --------       ---      -----------   -------------------------------------
Current CEO and Executive Officers:

Kam Saifi/(2)(7)/         12/31/2002      273,300/(8)/        --         --         --             --           --            --
President & Chief         03/31/2002      132,681/(9)/    50,000         --     240,000/(10)/      --           --         1,398
Executive Officer

Cameron Saifi/(3)(7)/     12/31/2002      139,500             --         --         --             --           --            --
Executive Vice            03/31/2002      90,519          25,000         --     186,000/(11)/      --           --         1,641
President & Chief
Operating Officer

William Whitney/(4)(7)/   12/31/2002      112,500             --         --          --            --           --            --
Vice President &          03/31/2002      9,135               --         --          --       100,000/(13)/     --            --
Chief Technology
Officer

Former Executive Officers:

Ted I. Kaminer/(5)/(7)/   12/31/2002      90,625              --         --          --       200,000/(14)/     --            --
Vice President &
Chief Financial
Officer

David Arbeitel/(6)/(7)/   12/31/2002      74,000              --        23,034       --            --           --            --
Vice President &          03/31/2002      72,231          12,500         --     93,000/(12)/       --           --            --
Chief Technology
Officer


---------------
*Please note that the 12/31/02 year end represents the nine-month period from 4/1/02 to 12/31/02, and the 3/31/02 year end represents the prior fiscal year end of the 12-month period from 4/1/01 to 3/31/02.

(1)   Represents contribution of the Company under the Company's 401(k) Plan.

(2) Mr. K. Saifi joined the Company on 10/1/01. Pursuant to his employment agreement, he receives an annualized base salary of $250,000 for the fiscal year ended March 31, 2002 and an annualized base salary of $350,000 for the nine-months ended December 31, 2002.

(3) Mr. C. Saifi joined the Company on 10/17/01. Pursuant to his employment agreement, he receives an annualized base salary of $186,000.

(4) Mr. Whitney joined the Company on 3/11/02. Pursuant to his employment agreement, he receives an annualized base salary of $150,000.

(5) Mr. Kaminer joined the Company on 5/20/02 and separated from the Company on 2/6/03.

(6) Mr. Arbeitel joined the Company on 10/17/01 and separated from the Company on 9/29/02. Mr. Arbeitel received a one-time severance payment of $14,800. Mr. Arbeitel also received payment of $8,234 for accrued and unused vacation time.

(7) Refer to the Employment Contracts, Termination of Employment and Change of Control Arrangements section below for a more detailed description of all consulting and employment agreements.

(8)   Includes $10,800 in auto allowance.

(9)   Includes $7,200 in auto allowance.

(10) These shares vest as follows: 250,000 on October 4, 2001, 550,000 on September 30, 2002 and 150,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 1,200,000.

(11) These shares vest as follows: 75,000 on October 17, 2001, 165,000 on September 30, 2002 and 45,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 360,000.

(12) These shares vest as follows: 37,500 on October 17, 2001, 82,500 on September 30, 2002 and 22,500 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 180,000.

(13) These shares vest as follows: 34,000 on March 11, 2003, and 8,250 at the end of each three month period, commencing with the period ending June 11, 2003, and ending with the period ending March 11, 2005.

(14) These shares vest as follows: 25,000 on May 20, 2002, 43,000 on May 20, 2003, and 16,500 at the end of each three month period, commencing with the period ending August 20,2003 and ending with the period ending May 20, 2005.


              Option Grants for Nine-Months Ended December 31, 2002

The following table sets forth certain information concerning stock option grants during the nine-months ended December 31, 2002 to the Named Executive
Officers:

                                                                          Individual Grants

                                                                 Percent
                                           Number of             of Total
                                          Securities             Options                 Exercise
                                          Underlying            Granted to               or Base
                                            Options            Employees in               Price                 Expiration
  Name                                     Granted(#)          Fiscal Year               ($/Sh)                     Date
  ----                                     ----------          -----------               ------                     ----

Current CEO and Executive Officers:
Kam Saifi                                         --

Cameron Saifi                                     --

William Whitney                                   --

Former and Executive Officers:

Ted Kaminer                                 200,000(1)/(2)           24%                  .450                     5/07/03

David Arbeitel                                    --



(1) Represents options granted upon hire as part of an Employment Agreement dated May 20, 2002.
(2) 25,000 options vested on May 20, 2002, 43,000 options vest on May 20, 2003 and 16,500 options vest every 3 months thereafter. As a result of Mr. Kaminer's separation from the Company on February 6, 2003, the unvested portion of his options were cancelled and the vested portion of his options will expire on May 7, 2003.

       Aggregated Option Exercises for Nine-Months Ended December 31, 2002
                       And Nine-Months Ended Option Values

The following table sets forth certain information concerning each exercise of stock options during nine-months ended December 31, 2002 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2002.

                                                                                                          Value of
                                                                        Number of                       Unexercised
                                                                   Securities Underlying               In-the-Money
                                 Shares                             Unexercised Options                  Options at
                               Acquired on         Value               at FY-End(#)                     FY-End($)/(1)/
Name                          Exercise (#)      Realized($)     Exercisable/Unexercisable         Exercisable/Unexercisable
----                          ------------      -----------     -------------------------         -------------------------
Current CEO and Executive Officers:
Kam Saifi                           --               --                    --                                --

Cameron Saifi                       --               --                    --                                --

William Whitney                     --               --                    0/100,000                        0/0

Former Executive Officers:

Ted Kaminer                         --               --                  25,000/175,000                     0/0

David Arbeitel                      --               --                      --                               --



(1) The average price for the Common Stock as reported by the Nasdaq Stock Market on December 31, 2002, was $.25 per share. Value is calculated on the basis of the difference between the option exercise price and $.25 multiplied by the number of shares of Common Stock underlying the options.

Compensation of Directors

Standard Arrangements: For the nine-month period ended December 31, 2002, each of the members of the Board of Directors who is not also an employee of the Company ("Non-Employee Directors") received fully vested options to purchase 10,000 shares of Common Stock at exercise prices per share equal to the fair market value of the Common Stock on the date of grant on an annual basis. Non-Employee Directors were also granted fully vested options to purchase an additional 1,500 shares of Common Stock for each meeting of the Board of Directors attended by such Non-Employee Director at exercise prices per share equal to the fair market value of the common stock on the date of the grant. Non-Employee Directors serving on committees of the Board of Directors were granted, on an annual basis, fully vested options to purchase 1,500 shares of Common Stock for each committee served thereby at exercise prices per share equal to the fair market value of the common stock on the date of the grant. In addition, the Company reimburses all Non-Employee Directors traveling more than fifty miles to a meeting of the Board of Directors for all reasonable travel expenses.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

The Company entered into an employment agreement with Kam Saifi dated October 4, 2001. Pursuant to the agreement, Mr. Saifi shall serve as Chief Executive Officer and President commencing October 1, 2001 and continuing until September 30, 2004 unless earlier terminated as provided in the agreement. Mr. K. Saifi will receive a base salary at an annual rate of $250,000 during the period of October 1, 2001 and ending March 31, 2002, or total compensation for the six-month period of $125,000. He will receive a base salary at an annual rate of $350,000 during the period of April 1, 2002 and ending September 30, 2002, or total compensation for the six-month period of $175,000. In addition he will receive a monthly car allowance of $1,200. Mr. K. Saifi will also receive a quarterly bonus payment of $50,000 each time the Company achieves its gross sales target in such fiscal quarter. Pursuant to the agreement, Mr. K. Saifi was granted restricted stock consisting of 2,000,000 shares of the Company's Common Stock at a price of $0.13 per share. These shares vest as follows: 250,000 on execution of the agreement, 550,000 on September 30, 2002 and 150,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 1,200,000. In the event of a change in control event (as described in the employment agreement) all shares will become immediately vested. If Mr. K. Saifi's employment is terminated by the Company for other than "Cause", Mr. K. Saifi shall be entitled to a severance payment equal to the lesser of the remaining salary due for the balance of the contract or payment of salary for the next six months as if the Agreement had not been terminated.

The Company entered into an employment agreement with Cameron Saifi dated October 17, 2001. Pursuant to the agreement, Mr. C. Saifi shall serve as Chief Operating Officer and Executive Vice President commencing October 17, 2001 and continuing until September 30, 2004 unless earlier terminated as provided in the agreement. Mr. C. Saifi will receive a base salary at an annual rate of $186,000. Mr. C. Saifi will also receive a quarterly bonus payment of $25,000 each time the Company achieves its gross sales target in such fiscal quarter. Pursuant to the agreement, Mr. C. Saifi was granted restricted stock consisting of 600,000 shares of the Company's Common Stock at a price of $0.31 per share. These shares vest as follows: 75,000 on execution of the agreement, 165,000 on September 30, 2002 and 45,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 360,000. In the event of a change in control event (as described in the employment agreement) all shares will become immediately vested. If Mr. C. Saifi's employment is terminated by the Company for other than "Cause", Mr. Saifi shall be entitled to a severance payment equal to the lesser of the remaining salary due for the balance of the contract or payment of salary for the next three months as if the Agreement had not been terminated.

The Company entered into an employment agreement with William Whitney dated March 11, 2002. Pursuant to the agreement, Mr. Whitney shall receive a base salary at an annual rate of $150,000. Pursuant to the agreement, Mr. Whitney was granted stock options consisting of 100,000 shares of the Company's Common Stock at a price of $0.70 per share. These options vest as follows: 34,000 vest on March 11, 2003, and 8,250 at the end of each three month period, commencing with the period ending June 11, 2003, and ending with the period ending March 11, 2005. In the event of a change in control event (as described in the employment agreement) all options will become immediately vested. If Mr. Whitney's employment is terminated by the Company for other than "Cause" prior to the completion of 24 months service, Mr. Whitney shall be entitled to a severance payment equal to three months salary.

The Company entered into an employment agreement with David Arbeitel dated October 17, 2001. Pursuant to the agreement, Mr. Arbeitel shall serve as Chief Technology Officer and Vice President commencing October 17, 2001 and continuing until September 30, 2004 unless earlier terminated as provided in the agreement. Mr. Arbeitel will receive a base salary at an annual rate of $148,000. Mr. Arbeitel will also receive a quarterly bonus payment of $12,500 each time the Company achieves its gross sales target in such fiscal quarter. Mr. Arbeitel was granted restricted stock consisting of 300,000 shares of the Company's Common Stock at a price of $0.31 per share. These shares vest as follows: 37,500 on execution of the agreement, 82,500 on September 30, 2002 and 22,500 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 180,000. In the event of a change in control event (as described in the employment agreement) all shares will become immediately vested. If Mr. Arbeitel's employment is terminated by the Company for other than "Cause", Mr. Arbeitel shall be entitled to a severance payment equal to the lesser of the remaining salary due for the balance of the contract or payment of salary for the next three months as if the Agreement had not been terminated. On September 29, 2002, Mr. Arbeitel separated employment from the Company. As a result, the Company entered into a Separation Agreement and General Release dated October 31, 2002 with Mr. Arbeitel and paid him a severance of $14,800.

The Company entered into an employment agreement with Ted Kaminer dated May 20, 2002. Pursuant to the agreement, Mr. Kaminer was to serve as Chief Financial Officer and Vice President commencing May 20, 2002 and continuing until June 30, 2005 unless earlier terminated as provided in the agreement. On February 6, 2003, Mr. Kaminer voluntarily separated employment from the Company and, as a result, no severance was paid to him. Mr. Kaminer received a base salary at an annual rate of $145,000. Mr. Kaminer was to also receive a quarterly bonus payment of $12,500 each time the Company achieves its gross sales target in such fiscal quarter. Pursuant to the employment agreement, Mr. Kaminer was granted stock options consisting of 200,000 shares of the Company's Common Stock at a price of $0.45 per share. Only 25,000 of these options vested prior to Mr. Kaminer's resignation on February 6, 2003 and may be exercised by Mr. Kaminer within 90 days of his resignation. On February 6, 2003, 175,000 unvested options were cancelled as a result of Mr. Kaminer's resignation on such date.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                                                               Equity Compensation Plan Information*


                                                                                                                    (c)
                                                     (a)                                                   Number of securities
                                             Number of securities                                         remaining available for
                                                 to be issued                       (b)                    future issuance under
                                               upon exercise of           Weighted-average exercise      equity compensation plans
                                            outstanding options,         price of outstanding options,     (excluding securities
                                             warrants, and rights           warrants, and rights          reflecting in column (a))
                                             --------------------           --------------------          -------------------------

Plan Category
Equity compensation plans approved by
security holders/(1)/                          3,207,102                           1.68                        3,545,238

Equity compensation plans not approved
by security holders/(2)/                         658,000                           1.28                               --

Total                                          3,865,102                           1.61                        3,545,238

* Due to the Company's change in fiscal year end, the information provided is as of December 31, 2002.

(1) Shareholder Approved Plans

In June 2002, the Company adopted its 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan provides for the issuance of stock options, grants of common stock and stock appreciation rights covering up to 1,250,000 shares of common stock; provided, however, no more than 250,000 shares may be issued in connection with awards or stock appreciation rights. The maximum number of options which may be granted to an employee during any fiscal year under the 2002 Plan shall be 300,000. The term of these non-transferable stock options may not exceed ten years (or five years in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company's stock or the stock of a parent company or subsidiary). The exercise price of these stock options may not be less than 100% (110% in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company's stock or the stock of a parent company or subsidiary) of the fair market value of one share of common stock on the date of grant. During the nine-month ended December 31, 2002, the Company granted options to purchase zero shares. As of December 31, 2002, zero options were outstanding under the 2002 Plan.

In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the nine-month period ended December 31, 2002 and the full fiscal years ended March 31, 2002 and 2001, the Company granted options to purchase 838,000, 1,854,000 and 1,724,500 shares, respectively. As of December 31, 2002,
1,991,550 options were outstanding under the 2000 Plan, of which 879,850 options were exercisable.

The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the "1998 Plan") is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the nine-month ended December 31, 2002 and the full fiscal years ended March 31, 2002 and 2001, the Company granted options to purchase zero, 463,800 and 1,596,078 shares, respectively. As of December 31, 2002, 1,120,951 options were outstanding under the 1998 Plan, of which 966,380 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the nine-month ended December 31, 2002 and the full fiscal years ended March 31, 2002 and 2001, there were no option grants provided under the 1994 Plan. As of December 31, 2002, 94,601 options were outstanding under the 1994 Plan, of which 71,241 options were exercisable.

Of the options granted in the nine-month ended December 31, 2002, and full fiscal years ended March 31, 2002 and 2001, zero, zero and 578,528, respectively, were granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.

(2) Non-Shareholder Approved Awards

The Company has granted options and warrants to purchase 918,000 shares of Common Stock outside of the shareholder approved plans. The awards have been made to employees, directors and consultants, and except as noted below, have been granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has not reserved a specific number of shares for such awards. The non-shareholder approved awards are more specifically described below.

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

On March 19, 1999, the Company issued options to certain consultants and employees to purchase an aggregate of 20,000 shares of the Company's Common Stock, all of which vested on the first year anniversary of the date of grant. The options expire six years from the date of grant. However, in the event of
(a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made therefore in the transaction. The exercise price of the options is $2.41 and equals to the market value of the Company's Common Stock on the date of grant. At December 31, 2002, 10,000 options were outstanding and exercisable.

During September 1997 and March 1998, the Company issued options to certain officers and directors to purchase an aggregate of 80,000 shares of the Company's Common Stock, 25,000 of which vested on the date of grant, 7,500 of which vested three months from the date of grant, 7,500 of which vested six months from the date of grant, 7,500 of which vested nine-months from the date of grant and 32,500 of which vested on the first year anniversary of the date of grant. The 55,000 options expire five years from the date of grant and 25,000 options expire six years from the date of grant. However, in the event of (a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made therefore in the transaction. The exercise price of the options is equal to the market value of the Company's Common Stock on the date of grant and ranges from $1.47 to $2.06. At December 31, 2002, 50,000 options were outstanding and exercisable.

On September 25, 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's Common Stock, of which 420,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. The options expire ten years from the date of grant. However, in the event of (a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made therefore in the transaction. The exercise price of the options is $1.156 and equals to the market value of the Company's Stock on the date of grant. At December 31, 2002, 400,000 options were outstanding and exercisable.

                        Beneficial Ownership Information

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 28, 2003 by each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of
1934) known by the Company to own beneficially 5% percent or more of the Company's Common Stock, and by the Company's directors and named executive officers, both individually and as a group.

As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 28, 2003 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights (including conversion from Preferred Stock) which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentage are based upon 24,875,500 shares of Common Stock and 166,835 shares of Preferred Stock outstanding as of March 28, 2003.

                                            Common Stock        Percent of Class
                                            ------------        ----------------
Current Directors, CEO and
 Executive Officers:

Stephen M. Deixler                          1,457,772/(1)/        5.9%

Frank Russo                                 361,280/(2)/          1.5%

Vincent Curatolo                            58,000/(3)/           *

Baruch Halpern                              1,001,760/(4)/        4.0 %

Christopher Corrado                         16,000/(5)/           *

Kam Saifi                                   2,308,890/(6)/        9.3%

Cameron Saifi                               685,000/(7)/          2.8%

William Whitney                             135,704(8)            *

Former Executive Officers:

David Arbeitel                              37,500/(9)/           *

Ted Kaminer                                 25,000/(10)/          *

5% or more beneficial owners:

AWM Investment Company                      3,132,282/(11)/       12.6%
153 East 53rd Street, 55th Floor
New York, NY 10022

Directors and Executive Officers as a       6,086,906             24.5%
group (10 persons)


(1) Does not include 220,000 shares of Common Stock owned by Mr. Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 480,560 shares of Common Stock subject to conversion from 48,056 shares of Preferred Stock within 60 days of March 28, 2003 and 382,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2003.

 (2) Includes 277,780 shares of Common Stock subject to conversion from 27,778 shares of Preferred Stock within 60 days of March 28, 2003 and 83,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2003.

(3) Includes 58,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2003.

(4) Does not include 17,000 shares of Common Stock owned by Mr. Halpern's daughter as to which Mr. Halpern disclaims beneficial ownership. Includes 480,560 shares of Common Stock subject to conversion from 48,056 shares of Preferred Stock within 60 days of March 28, 2003, 287,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2003 and 100,000 shares of Common Stock subject to warrants that are currently exercisable or exercisable within 60 days of March 28, 2003.

(5) Includes 16,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2003.

(6) Includes 1,050,000 restricted shares of Common Stock that have not vested and 138,890 shares of Common Stock subject to conversion from 13,889 shares of Preferred Stock within 60 days of March 28, 2003.

(7) Includes 315,000 restricted shares of Common Stock that have not vested and 85,000 shares of Common Stock subject to conversion from 8,500 shares of Preferred Stock within 60 days of March 28, 2003.

(8) Includes 38,890 shares of Common Stock subject to conversion from 3,889 shares of Preferred Stock within 60 days of March 28, 2003 and 34,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2003.

(9) Includes 37,500 restricted shares of Common Stock that may be sold within 60 days of March 28, 2003.

(10) Includes 25,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 2003.

(11) Based on Schedule 13D as filed by such beneficial owner with the Securities and Exchange Commission on February 13, 2003.

(12) Unless otherwise noted, the address of each such person is c/o the Company, 1551 S. Washington Avenue, Piscataway, New Jersey 08854.

*Indicates ownership of Common Stock of less than one (1%) percent of the total issued and outstanding Common Stock on March 28, 2003.

Item 12: Certain Relationships and Related Transactions

         The Company entered into a definitive Sublease Agreement with Multipoint Communications, LLC (the "Tenant") on April 17, 2002 to sublease approximately 5,400 square feet of its Piscataway, NJ facility for a period of 24 months. The rental rate and the other material terms of the lease with Multipoint Communications, LLC ("Multipoint") were negotiated through a real estate broker and separate attorneys representing each party. The rental rate was established by prorating the amount of space leased by Multipoint by the current rent paid by the Company to its landlord. Given the current real estate market condition in the area, the Company believes that the terms of the lease with Multipoint are comparable to terms of leases that might have been obtained from a non-affiliate. The rent will be $5,200 per month for the first nine months and $10,400 per month for the last fifteen months, but with a 100% abatement for the first three months. As part of the rental payment the Tenant was to issue shares totaling the value of $77,400, which were to be based on the per share price of the Tenant's common stock as priced in the first round of institutional financing (the "Financing") which were to have closed on or before June 30, 2002. These shares were to have had the registration rights as other shares issued in the Financing. Since the Financing did not close on or before June 30, 2002, the Tenant owes the Company additional rent in the amount of $4,300 per month commencing on July 1, 2002. The Chairman of the Board of Directors of the Company served as the Chief Financial Officer of the Tenant until November 2002. On or about January 16, 2003, the Tenant filed for voluntary Ch. 7 bankruptcy with the U.S. Bankruptcy Court for the District of New Jersey. As a result, the Company wrote off an amount of $122,550 which is included in selling, general and administrative expenses.

         The Company paid the Chairman of the Board of Directors of the Company, $132,000 in the year ended March 31, 2002 for executive search and mergers and acquisitions services provided to the Company from June through October 2001.

         During April 2000, the Company made a loan (the "Loan") to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. At the time that the Loan was made to the Former CEO in April 2000, the Company was contemplating a secondary public offering and potential mergers and acquisitions opportunities. As a result, the Company did not want the Former CEO to exercise his stock options. In consideration for not exercising his stock options at that time, the Company issued the Loan to him. At that time, the Company had sufficient cash and it was contemplated that the Loan would be repaid within one year. The Loan accrues interest at a rate of LIBOR plus 1%. The LIBOR plus one percent interest rate in April 2000 was 7.197% as compared to the first mortgage interest rate in April 2000 of 6.90% for a 1-year ARM, 7.97% for a 15-year FRM and 8.30% for a 30-year FRM. This Loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO. The Former CEO resigned his position at the Company effective

September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000 (the "Separation and Forbearance Agreement"). The Loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. The Company agreed to extend the repayment date of the Loan so that the Former CEO would be able to repay the Loan to the Company by selling his personal residence. In addition to the Loan, pursuant to the terms of the Separation and Forbearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. These certain expenses were incurred by the Former CEO as part of his personal expense account arrangement with the Company. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid which included proceeds in the amount of $777,713.48 received by the Company on August 3, 2001 for the sale of the Former CEO's personal residence. At December 31, 2002, the total amount owed to the Company by the Former CEO was approximately $156,388, which includes interest accrued through December 31, 2002. The full amount has been recorded as a reserve against the note receivable. Because these amounts were not paid by their respective maturity dates, interest is accruing at the default interest rate of 12%. The Company will continue to attempt to collect the note receivable.

Effective October 2001, the Company approved and granted 2,900,000 shares of restricted stock to three executives: Messrs. Kam Saifi (2,000,000 shares at $0.13 per share), Cameron Saifi, (600,000 shares at $0.31 per share) and David Arbeitel (300,000 shares at $0.31 per share) at fair value. The restricted shares vest at the rate of 12.5% on the date of grant, 27.5% on September 30, 2002, and thereafter 7.5% at the end of each quarter commencing on December 31, 2002. These restricted shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. Upon Mr. Arbeitel's separation from the Company on September 29, 2002, the Company elected not to repurchase these shares. The Company received a series of full recourse interest bearing (5.46% on an annual basis) promissory notes for the value of the shares to be repaid by the officers. The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares. As a result of Mr. Arbeitel's separation from the Company on September 29, 2002, the note relating to Mr. Arbeitel's 37,500 vested Restricted Shares became due and payable and as of September 30, 2002, Mr. Arbeitel owed approximately $12,190 (including approximately $602 of interest) with respect to such vested shares. On November 11, 2002, Mr. Arbeitel paid the Company $12,264 (including accrued interest of $676) in satisfaction of the note for the 37,500 vested shares. The Company and Mr. Arbeitel agreed to rescind the stock purchase transaction with respect to 262,500 of the unvested Restricted Shares thereby canceling the unpaid portion of the notes in an amount of $ 85,322 (including accrued interest of $4,210) relating to such unvested shares. As of December 31, 2002 Mr. Kam Saifi owes approximately $275,699 (including approximately $17,668 of interest) for 2,000,000 Restricted Shares and; Mr. Cameron Saifi owes approximately $197,716 (including approximately $12,316 of interest) for 600,000 Restricted Shares. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. Only the vested portion of the shares has been included in the weighted average number of common shares outstanding at December 31, 2002.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
No.      Description
-------  -----------

3.1 Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5, 1998./(2)/

3.2 Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998./(2)/

3.3 Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of state of the State of Delaware an October 12, 1999./(3)/

3.4      By-Laws of the Company./(2)/

3.5      Form of Specimen Common Stock Certificate of the Company./(4)/

4.1      1994 Stock Option Plan of the Company. /(1)/

4.2      1998 Stock Option Plan of the Company./(2)/

4.3      1998 U.K. Sub-Plan of the Company, as amended./(2)/

4.4 Amended and Restated Certificate of Designation of Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of ION Networks, Inc.*

4.5      2000 Stock Option Plan of the Company./(17)/

4.6      2002 Stock Option Plan of the Company./(19)/

4.7      Form of Warrant Agreement dated July 17, 2001./(13)/

4.8      Form of Warrant Agreement dated January 4, 2002./(13)/

4.9 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants./(13)/

4.10 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors./(13)/

4.11 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors./(13/)

4.12 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees./(13)/

Exhibit
No.      Description
-------  -----------

4.13 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's Predecessor, Microframe, Inc. and its employees./(9)/

10.1 Lease Agreement dated February 18, 1999 by and between the Company and Washington Plaza Associates, L.P., as landlord. /(4)/

10.2 Business Park Gross Lease dated May 17, 1999 by and between the Company and Bedford Property Investors, Inc./(4)/

10.3 Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc./(4)/

10.4 Equipment Lease Agreements dated June 10, 1999 and May 5, 1999 by and between the Company and Siemens Credit Corporation./(4)/

10.5 Equipment Lease Agreement dated June 17, 1999 by and between the Company and Lucent Technologies./(4)/

10.6 (i) Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company./(5)/

         (ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray./(5)/

10.7 Line of Credit Agreement with United Nations Bank dated September 30, 1999./(5)/

10.8 (i) Separation and Forbearance Agreement made as of October 5, 2000 between the Company and Stephen B. Gray./(7)/

         (ii)Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(7)/

10.9 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(8)/

10.10 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(8)/

10.11 Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002./(18)/


10.12 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./(11)/

10.13 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(12)/

10.14 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(14)/

Exhibit
No.      Description
------   -----------

10.15 Agreement and General Release dated August 15, 2002 between the Company and Ron Forster./(16)/

10.16 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel./(16)/

10.17 Separation Agreement and General Release dated October 31, 2002 between the Company and David Arbeitel./(16)/

10.18 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(15)/

10.19 Employment Agreement dated February 25, 2002, between the Company and William Whitney.*

16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(10)/

21.1     List of Subsidiaries./(14)/

23.1     Consent of Deloitte & Touche LLP.*

23.2     Consent of PricewaterhouseCoopers LLP.*

99.1     Section 906 Certification of the Chief Executive Officer.*

99.2     Section 906 Certification of the Chief Financial Officer.*

(1) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on August 15, 1995.

(2) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 17, 2000.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on June 28, 2000.

(6) Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

(7) Incorporated by reference to the Company's Quarterly report on Form 10-QSB filed on November 14, 2000

(8) Incorporated by reference to the Company's Annual report on Form 10-KSB filed on June 29, 2001.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 17, 2000.

(10) Incorporated by reference to the Company's Annual report on Form 10-KSB filed on June 29, 2001.

(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(12) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.

(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed on July 1, 2002.

(14) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A, Amendment No.2, for the fiscal year ended March 31, 2002, as filed on August 2, 2002.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on November 14, 2002.

(17) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on January 11, 2002.

(18) Incorporated by Reference to the Company's Registration Statement on Form S-3 filed on March 4, 2002.

(19) Incorporated by Reference to the Company's Definitive Proxy Statement filed on September 16, 2002.

* Filed herewith


(b) Reports on Form 8-K

On November 5, 2002, the Company filed a report on Form 8-K reporting the change of its fiscal year end from March 31, to December 31.

On November 14, 2002, the Company filed a report on Form 8-K reporting the issuance of a press release announcing the its financial results for the quarter ended September 30, 2002.


Item 14.  Controls and Procedures


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

Dated: April 15, 2003
                             ION NETWORKS, INC.

                             By: /s/ Kam Saifi
                                 -----------------------------------------------
                                 Kam Saifi
                                 Chief Executive Officer, President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2003:

Signature                       Title
---------                       -----

/s/ Kam Saifi                   Chief Executive Officer, President and Director
------------------------------
Kam Saifi

/s/ Stephen M. Deixler          Chairman of the Board of Directors and Interim
------------------------------  Chief Financial Officer
Stephen M. Deixler

/s/ Baruch Halpern              Director
------------------------------
Baruch Halpern

/s/ Frank Russo Director        Director
------------------------------
Frank Russo

                                Director
------------------------------
Vincent Curatolo


/s/ Christopher Corrado         Director
------------------------------
Christopher Corrado

                                 CERTIFICATIONS




I, Kam Saifi, certify that:

         1. I have reviewed this transition report on Form 10-KSB for ION Networks, Inc.;

         2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

         3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within in 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

                  c) Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 15, 2003
      --------------


By: /s/ Kam Saifi
    ----------------------------------------------------------
    Kam Saifi, Chief Executive Officer, President and Director

I, Stephen M. Deixler, certify that:

         1. I have reviewed this transition report on Form 10-KSB for ION Networks, Inc.;

         2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within in 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

                  c) Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  d) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  e) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 15, 2003
      --------------



By: /s/ Stephen M. Deixler
    ---------------------------------------------
    Stephen M. Deixler, Chairman of the Board and
     Interim Chief Financial Officer

ION Networks, Inc. and Subsidiaries Consolidated Financial Statements
For the Nine-months Ended December 31, 2002 and Fiscal Years Ended March 31, 2002 and 2001

ION Networks, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Nine Months Ended December 31, 2002 and Years Ended March 31, 2002 and 2001

                                                                                                                 Page(s)
Independent Auditors' Report                                                                                       45

Reports of Independent Accountants                                                                                 46

Financial Statements:

     Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002                                        47

     Consolidated Statements of Operations for the Nine Months Ended December 31, 2002
       and for the Years Ended March 31, 2002 and 2001                                                             48

     Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2002 and
        for the Years Ended March 31, 2002 and 2001                                                                49

     Consolidated Statements of Stockholders' Equity for Nine Months Ended December 31, 2002 and for
        the Years Ended March 31, 2002 and 2001                                                                    50-51

Notes to Consolidated Financial Statements                                                                         52-69

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ION Networks, Inc. and Subsidiaries
Piscataway, New Jersey


We have audited the accompanying consolidated balance sheets of ION Networks, Inc. and subsidiaries (the "Company") as of December 31, 2002 and March 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended December 31, 2002 and for the year ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and March 31, 2002, and the results of its operations and its cash flows for the nine months ended December 31, 2002 and for the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the financial statements, effective April 1,2002, the Company changed its fiscal year end from March 31 to December 31.


/s/ DELOITTE & TOUCHE LLP


March 11, 2003
Parsippany, New Jersey

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ION Networks, Inc. and Subsidiaries

In our opinion, the accompanying consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of the operations and the cash flows of ION Networks, Inc. and Subsidiaries (the "Company") for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Florham Park, New Jersey
June 28, 2001

                       ION Networks, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                    December 31,        March 31,
                                   Assets                                               2002               2002
                                                                                    ------------       ------------
Current assets
   Cash and cash equivalents                                                        $    865,684       $  4,050,657
   Accounts receivable, less allowance for doubtful accounts of
     $90,521, and $149,999, respectively                                                 561,762          1,521,230
   Other receivables                                                                          --                 --
   Inventory, net                                                                      1,259,268          1,024,126
   Prepaid expenses and other current assets                                             203,934            492,609
   Related party notes receivable                                                             --             83,657
                                                                                    ------------       ------------
     Total current assets                                                              2,890,648          7,172,279

   Restricted cash                                                                       125,700            125,700
   Property and equipment, net                                                           485,735            796,625
Capitalized software, less accumulated amortization of $3,920,223, and
 $3,412,040, respectively                                                                764,429            908,464
   Goodwill and other acquisition related intangibles, less accumulated
     amortization of $1,000,000, and $1,000,000, respectively                                 --                 --
   Other assets                                                                           14,878              6,653
                                                                                    ------------       ------------
     Total assets                                                                   $  4,281,390       $  9,009,721
                                                                                    ============       ============

                       Liabilities and Stockholders' Equity
Current liabilities
   Current portion of capital leases                                                $     87,057       $     74,426
   Current portion of long-term debt                                                       4,004             33,444
   Accounts payable                                                                    1,195,023            917,846
   Accrued expenses                                                                      906,154            373,766
   Accrued payroll and related liabilities                                               185,358            353,590
   Deferred income                                                                       155,021            115,927
   Sales tax payable                                                                      84,025            188,435
   Other current liabilities                                                              89,317             73,923
                                                                                    ------------       ------------
     Total current liabilities                                                      $  2,705,959       $  2,131,357
                                                                                    ------------       ------------

Long term portion of capital leases                                                       73,551            146,540
Long term debt, net of current portion                                                     5,717              4,597

Commitments and contingencies (Notes 9 and 10)

Stockholders' Equity
   Preferred stock - par value $.001 per share; authorized 1,000,000 shares at
     December 31, 2002, and March 31, 2002; 200,000 shares designated Series A at December 31, 2002, and none at March 31, 2002; 166,835 shares issued
     and outstanding at December 31, 2002 and none issued March 31, 2002                     167                 --
   Common stock - par value $.001 per share; authorized 50,000,000 shares at
     December 31, 2002 and March 31, 2002;
     24,875,500 shares issued and outstanding at December 31, 2002
     25,138,000 shares issued and outstanding at March 31, 2002                           24,876             25,138
   Additional paid-in capital                                                         44,680,740         44,381,454
   Notes receivable from officers                                                       (473,405)          (549,914)
   Deferred compensation                                                                      --            (62,893)
   Accumulated deficit                                                               (42,722,946)       (37,094,424)
    Accumulated other comprehensive (loss) income                                        (13,269)            27,866
                                                                                    ------------       ------------
   Total stockholders' equity                                                          1,496,163          6,727,227
                                                                                    ------------       ------------

     Total liabilities and stockholders' equity                                     $  4,281,390       $  9,009,721
                                                                                    ============       ============



   The accompanying notes are an integral part of these financial statements.

                       ION Networks, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                          Nine Months
                                                             Ended
                                                           December 31,           Years Ended March 31,
                                                              2002               2002               2001
                                                          ------------       ------------       ------------
Net sales                                                 $  3,335,160       $  7,312,235       $ 11,676,547

Cost of sales                                                1,428,037          3,484,132          7,184,666
                                                          ------------       ------------       ------------
   Gross Margin                                              1,907,123          3,828,103          4,491,881
                                                          ------------       ------------       ------------

Research and development expenses                              766,521            891,542          2,126,246
Selling, general and administrative expenses                 5,519,665          8,119,601         11,870,263
Depreciation and amortization expenses                         835,315          1,852,090          3,742,450
Restructuring, asset impairments and other charges             662,828            217,467          3,763,612
                                                          ------------       ------------       ------------
   Loss from operations                                     (5,877,206)        (7,252,597)       (17,010,690)

   Interest income                                              36,781            114,638            389,359
   Interest expense                                            (19,524)           (31,781)           (47,767)
                                                          ------------       ------------       ------------
                                                            (5,859,949)        (7,169,740)       (16,669,098)
   Loss before income taxes

Income tax benefit (expense)                                   231,427            240,361             (7,568)
                                                          ------------       ------------       ------------

   Net loss                                               $ (5,628,522)      $ (6,929,379)      $(16,676,666)
                                                          ============       ============       ============


Per share data

   Basic and diluted                                      $      (0.25)      $      (0.37)      $      (0.98)

Weighted average number of common shares outstanding
   Basic and diluted                                        22,843,009         18,890,609         17,064,620



   The accompanying notes are an integral part of these financial statements.

                       ION Networks, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                Nine Months
                                                                                    Ended
                                                                                 December 31,            Years Ended March 31,
                                                                                     2002               2002               2001
                                                                                 ------------       ------------       ------------

Cash flows from operating activities
     Net loss                                                                    $ (5,628,522)      $ (6,929,379)      $(16,676,666)

Adjustments to reconcile net loss to net cash used in operating activities:
   Restructuring, asset impairments and other charges, non-cash                       508,458             (2,930)         3,421,378
   Depreciation and amortization                                                      835,315          1,852,090          3,742,450
   Provision for inventory obsolescence                                              (285,135)          (565,481)         1,549,099
   Non-cash stock-based compensation charge                                            95,000             32,999             15,382
   (Cancellation) issuances of restricted stock                                       (81,112)           539,000                 --
   Notes receivable from officers                                                      64,245           (549,914)                --
   Reserve of related party note receivable                                            83,657
   Deferred compensation                                                               62,893             62,893                 --
   Changes in operating assets and liabilities:
     Accounts receivable                                                              959,468          1,275,301          1,773,015
     Other receivables                                                                     --             13,497          1,547,200
     Inventory                                                                         49,993            680,803           (763,876)
     Prepaid expenses and other current assets                                        280,450           (270,750)           397,045
     Other assets                                                                          --                 --             56,575
     Accounts payable and other accrued expenses                                      301,107           (987,460)          (353,063)
     Accrued payroll and related liabilities                                         (168,232)           (66,278)        (1,655,749)
     Deferred income                                                                   39,094            (62,810)           (96,920)
     Sales tax payable                                                               (104,410)            46,544            (59,109)
     Other current liabilities                                                         15,394            (94,163)            16,993
                                                                                 ------------       ------------       ------------
       Net cash used in operating activities                                       (2,972,337)        (5,026,038)        (7,086,246)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities
   Acquisition of property and equipment                                              (40,702)           (35,269)          (415,174)
   Capitalized software expenditures                                                 (339,688)          (500,388)        (1,526,411)
   Related party notes receivable                                                          --            813,593           (897,250)
   Restricted cash                                                                         --            249,300           (375,000)
                                                                                 ------------       ------------       ------------
       Net cash (used in) provided by investing activities                           (380,390)           527,236         (3,213,835)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities
   Repayment of restricted stock note                                                  12,264                 --                 --
   Repayment of debt                                                                  (88,678)          (162,143)          (173,745)
   Issuances of common stock and warrants                                                  --          3,480,000          5,000,000
   Issuances of preferred stock, net                                                  285,303                 --                 --
   Exercises of options and warrants                                                       --             19,258            323,047
                                                                                 ------------       ------------       ------------
       Net cash provided by financing activities                                      208,889          3,337,115          5,149,302
                                                                                 ------------       ------------       ------------

Effect of exchange rates on cash                                                      (41,135)           (18,489)                --
                                                                                 ------------       ------------       ------------

Net decrease in cash and cash equivalents                                          (3,184,973)        (1,180,176)        (5,150,779)

Cash and cash equivalents - beginning of period                                     4,050,657          5,230,833         10,381,612
                                                                                 ------------       ------------       ------------

Cash and cash equivalents - end of period                                        $    865,684       $  4,050,657       $  5,230,833
                                                                                 ============       ============       ============

Supplemental information
   Cash paid during period for interest                                          $     19,553       $     31,781       $     47,767
                                                                                 ============       ============       ============
   Cash paid for taxes                                                           $    117,401       $     37,359       $      7,058
                                                                                 ============       ============       ============


The accompanying notes are an integral part of these financial statements.

                       ION Networks, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
            For the Nine Months Ended December 31, 2002, and for the
                      Years Ended March 31, 2002 and 2001

                                                                                                         Accumulated
                            Preferred                 Common              Additional                         Other
                                                                           Paid-In        Accumulated    Comprehensive    Treasury
                        Shares       Stock     Shares         Stock        Capital          Deficit         Income          Stock
                       --------    ---------  ----------    ----------    -----------    --------------  -------------    ----------
Balance, April 1, 2000       -       $    -   15,224,910    $  15,225     $35,063,094    $(13,488,379)    $    13,196     $(207,199)

 Comprehensive loss
   Net loss                                                                               (16,676,666)

   Translation
   adjustments                                                                                                 33,159

   Total
   comprehensive loss

   Exercise of stock
   options and
   warrants                                     121,248           121        322,926

   Issuance of
   common stock                               2,857,142         2,857      4,789,944                                        207,199

   Non-cash
   stock-based
   compensation                                       -             -         15,382
                       --------    ---------  ----------    ----------    -----------    --------------  -------------    ----------
Balance, March 31, 2001       -            -   18,203,300       18,203     40,191,346      (30,165,045)         46,355             -
                       --------    ---------  ----------    ----------    -----------    --------------  -------------    ----------

 Comprehensive loss
   Net loss                                                                                (6,929,379)

   Translation
   adjustments                                                                                               (18,489)

   Total
   comprehensive loss

Issuances of common
stock and warrants                            4,000,000         4,000      3,476,000

Issuances of
restricted shares                             2,900,000         2,900        536,100

Notes receivable
from officers

Deferred compensation                                                        125,786

Exercise of options                              34,700            35         19,223

Non-cash stock-based
compensation                                                                  32,999
                       --------    ---------  ----------    ----------    -----------    --------------  -------------    ----------

Balance, March 31,
2002                         -            -   25,138,000    $  25,138     $44,381,454    $(37,094,424)   $     27,866             -
                       --------    ---------  ----------    ----------    -----------    --------------  -------------    ----------

Comprehensive loss
   Net loss                                                                                (5,628,522)

   Translation
   adjustments                                                                                               (41,135)

   Total
   comprehensive loss

Issuances of
preferred stock        166,835          167                                  285,136

Cancellation of
restricted shares                             (262,500)         (262)       (80,850)

Notes receivable
from officers

Deferred compensation

Non-cash stock-based
compensation                                                                  95,000
                       --------    ---------  ----------    ----------    -----------    --------------  -------------    ----------
Balance, December
31, 2002               166,835      $   167   24,875,500    $  24,876     $44,680,740    $ (42,722,946)  $   (13,269)             -
                       ========    =========  ==========    ==========    ===========    ==============  =============    ==========

   The accompanying notes are an integral part of these financial statements.

                       ION Networks, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
            For the Nine Months Ended December 31, 2002, and for the
                      Years Ended March 31, 2002 and 2001

                             Notes                                    Total
                           Receivable           Deferred          Stockholders'
                         from Officers        Compensation            Equity
                         ---------------    -----------------    ---------------
Balance, April 1, 2000                                          $     21,395,937

 Comprehensive Loss
   Net loss                                                          (16,676,666)

   Translation
   adjustments                                                            33,159
                                                                 ---------------
   Total                                                             (16,643,507)
   comprehensive loss

   Exercise of
   options and
   warrants                                                              323,047

   Issuance of
   common stock                                                        5,000,000

   Non-cash
   stock-based
   compensation                                                           15,382
                         ---------------    -----------------    ---------------
Balance, March 31, 2001               -                    -          10,090,859
                         ---------------    -----------------    ---------------

 Comprehensive loss
   Net loss                                                           (6,929,379)

   Translation
   adjustments                                                           (18,489)
                                                                 ---------------

   Total
   comprehensive loss                                                 (6,947,868)

Issuances of common
stock and warrants                                                     3,480,000

Issuances of
restricted shares                                                        539,000

Notes receivable
from officers                 (549,914)                                 (549,914)

Deferred compensation                               (62,893)              62,893

Exercise of options                                                       19,258

Non-cash stock-based
compensation                                                              32,999
                         ---------------    -----------------    ---------------

Balance, March 31,
2002                      $   (549,914)     $       (62,893)     $     6,727,227
                         ---------------    -----------------    ---------------

Comprehensive loss
   Net loss                                                           (5,628,522)

   Translation
   adjustments                                                           (41,135)
                                                                 ---------------

   Total
   comprehensive loss                                                 (5,669,657)

Issuances of
preferred stock                                                          285,303

Cancellation of
restricted shares                                                        (81,112)

Notes receivable
from officers                    76,509                                   76,509

Deferred compensation                                 62,893              62,893

Non-cash stock-based
compensation                                                              95,000
                         ---------------    -----------------    ---------------

Balance, December
31, 2002                  $   (473,405)                    -     $     1,496,163
                         ===============    =================    ===============


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

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2002, we had an accumulated deficit of $42,722,946 and working capital of $184,689. We also realized net losses of $5,628,522 for the nine months ended December 31, 2002, $6,929,379 for the year ended March 31, 2002, and $16,676,666 for the year ended March 31, 2001.

Our business plan and growth strategy are dependent on our working capital. We have been aggressively seeking to raise additional capital through selling our equity since August 2002 and have been unable to secure such financing other than the $300,303 raised from the sale of our preferred stock in September 2002. Currently, we are seeking to raise approximately $1.5 million of additional capital through selling securities. If the Company is unable to secure such financing, we expect our cash on hand and cash equivalents to meet our working capital and capital expenditure needs through May 2003.

If we are successful in securing the capital, but fail to achieve the expected revenue assumptions, we will have to raise further equity or debt financing and/or curtail certain expenditures contained in the current operating plans. We can not assure that our sales efforts or expense reduction programs will be successful, or that any additional financing will be available to us, or, if available, that the terms will be satisfactory to us. If we are not successful in raising additional equity capital to generate sufficient cash flows to meet our obligations as they come due, our financial condition and results of operations will be materially and adversely affected and we will not be able to continue to operate as a going concern beyond May 2003. If we are successful in raising additional capital but fail to increase our revenue or reduce our expenses, our financial condition and results of operations may be materially and adversely affected and we may not be able to continue to operate as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Basis of Presentation

Effective April 1, 2002, the Company changed its fiscal year end from March 31 to December 31. The consolidated financial statements include the presentation of the transition period beginning April 1, 2002 and ending on December 31, 2002.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


The following table presents certain financial information for the nine months ended December 31, 2002, 2001 and 2000, respectively:


                                    NINE MONTHS ENDED DECEMBER 31,

                                                             2002         2001          2000
                                                                       (UNAUDITED)   (UNAUDITED)
                                                          -----------  -----------  ------------
Net sales                                                  3,335,160    5,236,038     8,304,574
Gross Margin                                               1,907,123    2,712,991     3,565,710
Loss from operations before interest and income tax
 benefit (expense)                                        (5,877,206)  (6,018,774)  (14,579,390)
Loss from operations before income tax benefit (expense)  (5,859,949)  (5,952,194)  (14,308,839)
Income tax benefit (expense)                                 231,427      240,361       (53,019)
Net loss                                                  (5,628,522)  (5,711,833)  (14,361,858)

Diluted earnings per share                                     (0.25)       (0.31)        (0.87)
Weighted average number of common shares outstanding
 Basic and diluted                                        22,843,009   18,316,943    16,598,179



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

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


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

The Company capitalized $339,689, $500,388 and $1,526,411 of software development costs for the nine months ended December 31, 2002, and for the fiscal years ended March 31, 2002 and 2001, respectively. The Company wrote-off $5,387 and $2,332,120 of software development costs for fiscal years ended March 31, 2002 and 2001 (see Note 3). Amortization expense totaled $483,723, $828,032, and $2,138,707 for the nine-months ended December 31, 2002, and for the fiscal years ended March 31, 2002, and 2001, respectively.

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

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share when their inclusion would be antidilutive. A reconciliation between basic and diluted weighted average shares outstanding is as follows:

                                      Nine Months Ended      Year ended        Year Ended
                                      December 31, 2002    March 31, 2002    March 31, 2001
Weighted average shares                  22,843,009         18,890,609         17,064,620
outstanding, basic
Dilutive shares issuable in
connection with stock plans and             327,870            452,906          1,429,301
warrants granted
Conversion of preferred stock to            661,273                 --                 --
common stock
Weighted average shares                  23,832,152         19,343,515         18,493,921
outstanding, diluted*


* Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive. Potential common shares of 989,143 at December 31, 2002, 452,906 at March 31, 2002 and 1,429,301 at March 31, 2001 were excluded from the computation of diluted earnings per share.

Stock Compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123 issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party's performance is complete.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the nine months ended December 31, 2002 and for the fiscal years ended March 31, 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below: by $201,279 and $.01, $460,532 and $.02 and $2,129,042 and $.12, respectively, for the nine-months ended December 31, 2002 and the years ended March 31, 2002 and 2001.

                                                         Nine months         Year ended          Year ended
                                                         ended December      March 31,           March 31,
                                                         31, 2002            2002                2001
Net loss
              As reported                                $ 5,628,522         $ 6,929,379         $16,676,666
              Deduct: Stock based employee
              compensation determined under fair
              value methods for all awards                   201,279             460,532           2,129,042
              granted since 1994 (inception)
              Pro forma                                  $ 5,829,801         $ 7,389,911         $18,805,708

Basic and diluted net loss per share of common
stock
              As reported                                $      0.25         $      0.37         $      0.98
              Pro forma                                  $      0.26         $      0.39         $      1.10


The weighted-average fair values at date of grant for options granted during the nine months ended December 31, 2002 and the fiscal years ending March 31, 2002 and 2001 were $0.32, $0.26 and 3.02, respectively. The fair value of each option grant for the Company's common stock is estimated on the date of the grant using the Black Scholes option pricing model, with the following weighted average assumptions used for grants in the nine months ended December 31, 2002 and fiscal 2002:

                                December 31,                March 31,
                                   2002             2002               2001
                                ----------       ----------         ----------

Expected Volatility                 135.27%             110%               110%
Risk-free interest rate               3.96             3.43%              5.88%
Expected option lives           5.48 years       2.91 years         3.53 years


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

Income Taxes

Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of December 31, 2002, March 31, 2002 and 2001 approximated $48,400, $55,000 and $91,200, respectively.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized over an estimated useful life of five years. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement on January 1, 2002.

Reclassifications

Certain amounts in the financial statements for the year ended March 31, 2002 and 2001 have been reclassified to conform to the presentation of the financial statements for the nine month period ended December 31, 2002.

3. Restructuring, Asset Impairments and Other Charges

As a result of the Company's operating performance during the first six months of Fiscal Year ended March 31, 2001 ("FY2001") as compared to the Fiscal Year ended March 31, 2000 ("FY2000"), the Company's management evaluated the Company's business and product strategy and, in the quarter ended December 31, 2000, implemented a business restructuring plan which was intended to increase the Company's operating cash flows and focus its product offerings on those believed to have the greatest potential to generate further, near-term market penetration and positive operating contribution. Included in the exit costs were approximately $353,000 of cash severance and termination benefits associated with the separation of approximately 38 employees. All of these affected employees have left the Company as of March 31, 2001 and all amounts have been paid.

In addition, the Company has made strategic decisions to abandon certain products and technologies, including those which were acquired in the acquisition of SolCom Systems, Ltd. on March 31, 1999. The Company also closed down the research and development efforts at SolCom Systems, Ltd. and centralized the research and development functions at the New Jersey headquarters. As a result of the above decisions, in the FY2001, the Company recorded an impairment charge of approximately $2,332,000 primarily relating to the abandonment of the capitalized core technology from this acquisition and other existing capitalized software. An additional impairment charge of approximately $870,000 was also recorded in the FY2001 for the remaining goodwill from the Company's acquisition of SolCom Systems, Ltd. in March 1999, to fully write-off the remaining unamortized balance which was being amortized over a three-year period. Additionally, in FY2001, the Company recorded an impairment charge in the amount of approximately $209,000 on fixed assets previously used in the manufacturing process at SolCom Systems, Ltd.

As a result of the Company's continued disappointing operating performance during the first six months of Fiscal Year ended March 31, 2002 ("FY2002"), in early October 2001, the Company announced the separation with seventeen employees in order to bring its expenses in line with its anticipated revenues. The Company recorded approximately $217,467 of severance and termination related costs which were subsequently paid.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


During the quarter ended December 31, 2002 the Company separated with thirteen employees which resulted in a restructuring charge during the quarter of $154,370 in severance and other related matters, all of which has been paid prior to December 31, 2002.

Also during the quarter ended December 31, 2002, the Company abandoned the space at SolCom House, Livingston, Scotland that was leased by its subsidiary ION Networks, Ltd. As a result, the Company recorded a charge of $508,458 in the quarter ended December 31, 2002 for the remainder of the lease term that expires on August 31, 2011.

In January 2003, the Company's sub-tenant, Multipoint voluntarily filed for Chapter 7 Bankruptcy with the U.S. Bankruptcy Court for the District of New Jersey. As a result of consideration of Multipoint's financial condition, culminating with the bankruptcy, the Company wrote-off an amount of $122,550 for the unpaid balance of rent due from Multipoint which is included in selling and general and administrative expenses.

4. Inventory

Inventory, net of reserve for obsolescence of $720,772, and $1,005,907 at December 31, 2002, and March 31, 2002, respectively, consists of the following:


                         December 31,        March 31,
                            2002               2002
                         ----------         ----------

Raw materials            $  195,283         $  265,725
Work-in-progress             84,231              2,161
Finished goods              979,755            756,240
                         ----------         ----------

                         $1,259,268         $1,024,126
                         ==========         ==========

Consistent with the downturn in markets served by us, we evaluated our inventory levels in light of actual and forecasted revenue. As a result, we recorded a charge of approximately $285,135, $565,481 and $1,288,388 to cost of sales for the nine months ended December 31, 2002 and for the years ended March 31, 2002 and 2001, respectively, related to reserves for excess and obsolete inventory. We will continue to monitor our excess reserves and to the extent that inventory that has been reserved as excess is ultimately sold by us, such amounts will be disclosed in the future.

5.  Property and Equipment

At December 31, 2002, March 31, 2002 and 2001, property and equipment consists of the following:

                                         December 31,                  March 31,
                                            2002               2002               2001
                                         ----------         ----------         ----------
Computer and other equipment             $1,749,848         $2,573,597         $2,655,786
Furniture and fixtures                      781,549            746,753            747,203
Leasehold improvements                       74,504            160,427            160,341
                                         ----------         ----------         ----------

                                          2,605,901          3,480,777          3,563,330
   Less accumulated depreciation          2,120,166          2,684,152          2,095,564
                                         ----------         ----------         ----------

   Property and equipment, net           $  485,735         $  796,625         $1,467,766
                                         ==========         ==========         ==========



Depreciation expense for property and equipment for the nine months ended December 31, 2002, and for the years ended March 31, 2002, and 2001 amounted to $351,592, $700,335, and $897,263, respectively. During the nine months ended December 31, 2002 and for the years ended March 31, 2002 and 2001, the Company retired fully depreciated assets amounting to $847,785, $113,768, and $490,488, respectively.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


6.  Debt

In 1998, the Company entered into two equipment loan agreements for its Belgium subsidiary. The first loan is for approximately $50,000, the loan is due July 2003 and bears an interest rate of 5.2%. The second loan is for approximately $30,000, the loan is due February 2003 and bears an interest rate of 2.5%. At December 31, 2002 a total of $9,721 is still outstanding under both term loans.

On July 15, 2000, the Company entered into a line of credit agreement for $1,500,000. The line of credit was available through September 30, 2000. The line of credit expired on September 30, 2000 with no amounts having been drawn down on such line.

Due to the expiration of the Company's $1,500,000 line of credit on September 30, 2000, the Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey corporate headquarters facility. On November 9, 2001, the Company entered into an agreement with the landlord for its Piscataway, NJ facility to amend the Lease Agreement dated February 18, 1999. The amendment allowed the Company to use $250,000 of its restricted cash from the letter of credit towards the rent payments for 10 months starting January 2002. On January 10, 2002, the Landlord received the $250,000 from the letter of credit per the above mentioned lease amendment. The Company agreed to replenish the letter of credit by November 2003. Accordingly, $125,700, which includes interest, has been reflected as restricted cash as a non-current asset at December 31, 2002 and March 31, 2002. On March 17, 2003 the Company entered into an agreement with the landlord to amend the lease for its Piscataway, NJ facility to reduce the letter of credit to $60,000 and to replenish it by December 2003.

On May 5, 1999, the Company entered into a $300,000 term loan agreement. The term loan was due May 2002 and bore interest at a fixed rate of 8.50%. The term loan was repaid in full in May 2002. The term loan was collateralized by certain property and equipment of the Company.

7.  Income Taxes

As of December 31, 2002 and March 31, 2002, the Company has available federal and state net operating loss carryforwards of approximately $40,604,000 and $24,860,000, respectively, to offset future taxable income. The federal net operating loss carryforwards expire during the years 2011 through 2023. In addition, the Company has investment credit and research and development credit carryforwards aggregating approximately $254,523, which may provide future tax benefits, expiring from 2008 through 2020.

The Company acquired a corporation business tax benefit certificate pursuant to New Jersey law which relates to the surrendering of unused net operating losses. For the nine months ended December 31, 2002 and for the year ended March 31, 2002, the Company received a benefit of $236,728 and $264,725, respectively from the sale of net operating losses.

The components of the income tax provision for the nine months ended December 31, 2002 and for the fiscal years ended March 31, 2002 and 2001 are as follows:

                    December 31,               March 31,
                       2002             2002             2001
                     --------         --------         --------
Current
     Federal         $236,728         $264,725         $     --
     State                 --               --               --
     Foreign           (5,301)         (24,364)           7,568
                     --------         --------         --------

Deferred
     Federal               --               --               --
     State                 --               --               --
                     --------         --------         --------
                     $231,427         $240,361         $  7,568
                     ========         ========         ========

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


The reasons for the difference between the Company's effective tax rate and the United States federal statutory rate are as follows:

                                                                              December 31,                 March 31,
                                                                                  2002              2002             2001
                                                                            ----------------    -------------    ------------
Effective tax rate reconciliation
     Statutory federal tax rate                                                       (34)%             (34)%           (34)%
     State taxes, net of federal benefit                                                (6)              (6)             (6)
     Foreign rate differential                                                           -                -               -
     Permanent difference (goodwill)                                                     -                2               7
     Effect of recording valuation allowance on net operating loss
     carryforwards                                                                      39               37              32
     Sale of net operating losses and other                                             (8)              (8)              1
                                                                            ----------------    -------------    ------------
                                                                                        (9)%             (9)%             -%
                                                                            ================    =============    ============


The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at December 31, 2002, March 31, 2002 and 2001 are as follows:

                                                                       December 31,                       March 31,
                                                                           2002                  2002                  2001
                                                                       ------------          ------------          ------------
Current deferred tax assets
     Inventory                                                         $    367,511          $    402,363          $    879,367
         Accrued expenses                                                    71,102                75,717               265,609
         Allowance for doubtful accounts                                     69,671                60,000                64,580
                                                                       ------------          ------------          ------------
              Total current deferred tax assets                             508,284               538,080             1,209,556
       Valuation allowance                                                 (508,284)             (538,080)           (1,209,556)
                                                                       ------------          ------------          ------------
              Net current deferred tax assets                                    --                    --                    --
                                                                       ------------          ------------          ------------

       Noncurrent deferred tax assets
         Depreciation and amortization                                      250,000               275,000               251,839
         Net operating loss carryforwards                                16,304,184            14,206,787             8,257,819
         Research and development credit                                    254,523               254,523               254,523
         Alternative minimum tax credit                                      20,125                20,125                20,125
                                                                       ------------          ------------          ------------
              Total noncurrent deferred tax assets                       16,828,832            14,756,435             8,784,306
       Valuation allowance                                              (16,329,571)          (14,393,049)           (8,253,458)
                                                                       ------------          ------------          ------------
              Net noncurrent deferred tax assets                            499,261               363,386               530,848

       Noncurrent deferred tax liabilities
         Capitalized software                                              (499,261)             (363,386)             (530,848)
                                                                       ------------          ------------          ------------
              Total noncurrent deferred tax liabilities                $   (499,261)         $   (363,386)         $   (530,848)
                                                                       ------------          ------------          ------------
              Net noncurrent deferred tax (liabilities) assets         $         --          $         --          $         --
                                                                       ============          ============          ============


The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carryforwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

8. Stockholders' Equity

Preferred Stock - On September 13, 2002 the Company received equity financing in the amount of $300,303 ($285,303, net of issuance costs) for the issuance of 166,835 unregistered shares of the Company's preferred stock at $1.80 per share. The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into 10 shares of the Company's common stock at the conversion price of $0.18 per share of common stock, which was the closing bid price of the Company's common stock on September 13, 2002. The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. Proceeds of the equity financing will be used for working capital and general corporate purposes. All of the shares of Preferred Stock were purchased by directors and management of the Company. The purpose of the Preferred Stock Financing was to enable the Company to comply with the Nasdaq SmallCap Market's initial listing requirement of a minimum of $5,000,000 of stockholders' equity so that the Company was eligible for an additional 180-day grace period to attempt to regain compliance with the $1.00 minimum bid price requirement of the Nasdaq SmallCap Market (based on stockholders equity of $5,004,215 at June 30, 2002, adjusted on a pro forma basis for the equity financing). The preferred stock is recorded in stockholders' equity, net of issuance costs.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Restricted Stock - Effective October 2001, the Company approved and granted 2,900,000 shares of restricted stock (the "Restricted Shares") to three executives at fair value. The Restricted Shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of partial recourse interest bearing (5.46% on an annual basis) promissory notes for the value of the Restricted Shares to be repaid by the officers. As of December 31, 2002 Mr. Kam Saifi owes approximately $275,669 (including approximately $17,669 in interest) for 2,000,000 Restricted Shares and; Mr. Cameron Saifi owes approximately $197,716 (including approximately $12,316 in interest) for 600,000 Restricted Shares.

The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares or under certain circumstances, when the borrower's employment with the Company terminates for any reason. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. Only the vested portion of the shares has been included in the weighted average number of common shares outstanding at December 31, 2002 and March 31, 2002. On September 29, 2002, Mr. David Arbeitel separated employment from the Company. As a result, the note relating to Mr. Arbeitel's 37,500 vested Restricted Shares became due and payable and as of September 30, 2002, Mr Arbeitel owed approximately $12,190 (including approximately $602 of interest) with respect to such vested shares. On November 11, 2002, Mr. Arbeitel paid the Company $12,264 (including accrued interest of $676) in satisfaction of the note for the 37,500 vested shares. The Company and Mr. Arbeitel agreed to rescind the stock purchase transaction with respect to 262,500 of the unvested Restricted Shares thereby canceling the unpaid portion of the notes in an amount of $ 85,322 (including accrued interest of $4,210) relating to such unvested shares.

The variable accounting method used to account for the partial recourse restricted stock granted to management resulted in a cashless charge of $95,000 for the period ended December 31, 2002.

Common Stock - On February 14, 2002 the Company sold 4,000,000 shares of common stock at a price of $0.87 per share, for total consideration of $3,480,000. In connection with this sale, warrants to purchase 1,120,000 shares of common stock with an exercise price of $1.25 were issued. The warrants expire on February 14, 2007.

On August 18, 2000, the Company sold 2,857,142 shares of common stock at a price of $1.75 per share, for total consideration of $5,000,000.

In August 1999, the Company sold 2,000,000 shares of common stock in a private financing and received net proceeds of $9,500,000. In connection with this sale, warrants to purchase 250,000, 37,500, 9,375 and 9,375 shares of common stock with an exercise price of $4.75, $3.00, $4.50 and $6.00, respectively, were issued. An aggregate of 18,750 warrants expired in August 2002 with the remaining 287,500 warrants expiring in August 2004.

Stock Option Plans

During the nine-month ended December 31, 2002, and fiscal years ended March 31, 2002 and 2001, respectively, options to purchase zero, 34,700 and 45,948 shares of common stock under the Company's stock option plans were exercised, for an aggregate consideration of $0, $19,258 and $99,843, respectively.

In June 2002, the Company adopted its 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan provides for the issuance of stock options, grants of common stock and stock appreciation rights covering up to 1,250,000 shares of common stock; provided, however, no more than 250,000 shares may be issued in connection with awards of stock appreciation rights. The maximum number of options which may be granted to an employee during any fiscal year under the 2002 Plan is 300,000. The term of these non-transferable stock options may not exceed ten years (or five years in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company's stock or the stock of a parent company or subsidiary). The exercise price of these stock options may not be less than 100% (110% in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of the Company's stock or the stock of a parent company or subsidiary) of the fair market value of one share of common stock on the date of grant. During the nine-month ended December 31, 2002, the Company did not grant options to purchase shares. At December 31, 2002, no options were outstanding under the 2002 Plan.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the nine-month period ended December 31, 2002 and the full fiscal year ended March 31, 2002 and 2001, the Company granted options to purchase 838,000, 1,854,000 and 1,724,500 shares, respectively. At December 31, 2002,
1,991,550 options were outstanding under the 2000 Plan, of which 879,850 options were exercisable.

The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the "1998 Plan") is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the nine-month period ended December 31, 2002 and the full fiscal year ended March 31, 2002 and 2001, the Company granted options to purchase zero, 463,800 and 1,596,078 shares, respectively. At December 31, 2002, 1,120,951 options were outstanding under the 1998 Plan, of which 966,380 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the nine-month period ended December 31, 2002 and the full fiscal year ended March 31, 2002 and 2001, there were no option grants provided under the 1994 Plan. At December 31, 2002, 94,601 options were outstanding under the 1994 Plan, of which 71,241 options were exercisable.

Of the options granted during the nine months ended December 31, 2002 and fiscal years ended March 31, 2002 and 2001, zero, zero and 578,528, respectively, were granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.

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

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


During September 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's common stock, of which 420,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. Options expire ten years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant. There were no stock option exercised during the nine months ended December 31, 2002 and the fiscal years ended March 31, 2002 and 2001. At December 31, 2002, 400,000 options were outstanding and exercisable.

During September 1997 and March 1998, the Company issued options to certain officers and directors to purchase 80,000 shares of the Company's common stock, 25,000 of which vested on the date of grant, 7,500 of which vested three months from the date of the grant, 7,500 of which vested six months from the date of the grant, 7,500 of which vested nine-months from the date of the grant and 32,500 of which vested on the first year anniversary of the date of the grant. The 55,000 options expire five years from the date of grant and 25,000 options expire six years from date of grant. The exercise price of the options is equal to the market value of the Company's common stock on the date of grant. There were no stock option exercised since granted. At December 31, 2002, 50,000 options were outstanding and exercisable.

During March 1999, the Company issued options to certain employees and consultants to purchase 20,000 shares of the Company's common stock, all of which vested on the first year anniversary of the date of the grant. The options expire six years from the date of the grant. The exercise price of the options is equal to the market value of the Company's common stock on the date of the grant. There were zero, 10,000 and zero stock options exercised during the nine month period ended December 31, 2002 and during the fiscal years ended March 31, 2002 and 2001, respectively. At December 31, 2002, 10,000 options were outstanding and exercisable.

Accounting for Stock-Based Compensation

The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its options. During the nine months ended December 31, 2002 and for the year ended March 31, 2002 the Company had recorded no compensation expense as no options were granted to employees below market value. During the year ended March 31, 2001, the Company recorded compensation benefit of $6,944, respectively, related to options given to employees. The Company recorded a compensation benefit in fiscal 2001 due to employee forfeitures of unvested stock options as certain employees left the Company during the current fiscal year.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Details of the options granted are as follows:

                                                                                  Weighted Average           Option Price
                                                               Shares            Exercise Price ($)          Per Share ($)
                                                          -----------------    ---------------------     -------------------
Options outstanding at March 31, 2000                            2,775,274                     5.08            0.48 to 37.66

     Granted                                                     3,320,578                     3.84            1.03 to 29.25
     Canceled                                                  (1,734,137)                     5.80            0.48 to 37.66
     Exercised                                                    (45,948)                     2.17             1.38 to 2.97
                                                          -----------------    ---------------------     -------------------

Options outstanding at March 31, 2001
                                                                 4,315,767                     3.88            1.03 to 36.44
     Granted                                                     2,317,800                     0.41             0.12 to 1.20
     Canceled                                                  (1,670,607)                     4.98           0.175 to 28.56
     Exercised                                                    (34,700)                     0.55           0.205 to 1.125
                                                          -----------------    ---------------------     -------------------

Options outstanding at March 31, 2002
                                                                 4,928,260                     1.92            0.12 to 36.44
     Granted                                                       838,000                     0.44             0.16 to 0.79
     Canceled                                                  (2,099,158)                     1.84            0.12 to 36.44
     Exercised                                                           -                        -                        -
                                                          -----------------    ---------------------     -------------------

Options outstanding at December 31, 2002                         3,667,102                     1.62       $    0.12 to 35.03
                                                          -----------------    ---------------------     -------------------

Options exercisable at December 31, 2002                         2,377,471                     1.62       $    0.12 to 35.03
                                                          -----------------    ---------------------     -------------------




                                                                                                                      Weighted
                                                        Weighted Average         Weighted                              Average
                                  Number               Remaining Years of         Average            Number           Exercise
    Range of Exercise          Outstanding              Contractual Life      Exercise Price       Exercisable          Price
                            -------------------       ---------------------   ----------------    --------------    --------------
$0.12 - 0.18                           602,100                         4.1             $ 0.17           227,900            $ 0.17
$0.19 - 0.28                           142,500                         3.9             $ 0.21           112,500            $ 0.21
$0.30 - 0.37                           213,000                         3.3             $ 0.33           206,400            $ 0.34
$0.45 - 0.68                           212,000                         6.2             $ 0.46            37,000            $ 0.52
$0.68 - 1.01                           417,600                         3.8             $ 0.77            84,300            $ 0.92
$1.08 - 1.59                         1,090,051                         4.7             $ 1.15           896,973            $ 1.15
$1.63 - 2.41                           752,218                         2.2             $ 1.89           678,551            $ 1.87
$2.50 - 3.73                            21,859                         2.8             $ 3.12            18,500            $ 3.01
$3.83 - 4.05                             6,000                         2.1             $ 3.88             6,000            $ 3.88
$5.94 - 8.44                            88,062                         2.0             $ 7.18            76,781            $ 7.25
$9.70 - 13.81                          101,152                         6.3             $13.21            15,233            $11.66
$22.00 - 30.38                           9,000                         1.8             $24.60             8,000            $23.95
$33.44 - 35.03                          11,560                         2.1             $34.20             9,333            $34.01
                            -------------------       ---------------------   ----------------    --------------    --------------
$0.12 - 35.03                        3,667,102                         3.9              $1.62         2,377,471             $1.62
                            ===================       =====================   ================    ==============    ==============


9. Commitments

Operating Leases

The Company entered into a lease on February 18, 1999 for approximately 26,247 square feet for its principal executive offices at 1551 South Washington Avenue, Piscataway, New Jersey. On March 17, 2003, the Company signed an amendment with the landlord reducing the space from 26,247 to 12,722 square feet and the rent from $50,153.64 to $20,143.17 per month effective March 1, 2003. The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

In addition, during the quarter ended December 31, 2002, the Company abandoned the 0.298 hectare of space at SolCom House, Meikle Road, Kirkton Campus, Livingston EH547DE, Scotland that it leased. As a result, the Company recorded a charge of $508,458 in the quarter ended December 31, 2002 for the remainder of the lease term that expires on August 31, 2011.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


entered into an abandonment agreement with the landlord in March of 2003. As a result, the Company will incur a one-time charge of $ 139,610 in the quarter ending March 31, 2003.

Capital Leases

The Company leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term.

Future minimum payments, by year and in the aggregate, under non-cancelable operating and capital leases in effect at December 31, 2002 are as follows:

                                                      Capital Leases          Operating Leases
                                                   ---------------------    ---------------------
Year ending December 31,
   2003                                            $             97,950     $            776,452
   2004                                                          76,410                  731,890
   2005                                                               -                  642,054
   2006                                                               -                  632,118
   2007                                                               -                  662,736
Thereafter                                                            -                1,104,560
                                                   ---------------------    ---------------------

   Total minimum lease payments                    $            174,360     $          4,549,810
                                                   =====================    =====================

Less amount representing interest                                13,752
                                                   ---------------------

Present value on net minimum lease payment         $            160,608
                                                   =====================


Rent expense under operating leases for the nine-months ended December 31, 2002 and the years ended March 31, 2002 and 2001 approximated $1,165,118 (including a charge of $508,458 for abandoning the Livingston, Scotland lease), $801,581 and $759,989, respectively.

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

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


11.  Employee Benefit Plans

Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 30% of an employee's contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the nine-months ended December 31, 2002 and the years ended March 31, 2002 and 2001 was $26,342, $42,630 and $60,671, respectively.

12.  Geographic Information

The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's domestic and foreign export sales for the nine months ended December 31, 2002 and for the fiscal year ended March 31, 2002 are as follows:

                                          Nine Months Ending             Years Ended March 31,
                                          December 31, 2002             2002              2001
                                        -----------------------    ---------------    --------------
United States                           $            2,811,899         $5,293,473        $9,937,107
Europe                                                 430,859          1,794,569         1,686,932
Pacific Rim                                             48,685            140,249             7,196
Other                                                   43,717             83,944            45,312
                                        -----------------------    ---------------    --------------

                                        $            3,335,160         $7,312,235       $11,676,547
                                        =======================    ===============    ==============


The Company sold a substantial portion of its products to four customers. Sales to these customers amounted to $1,591,107 (48% of net sales), $3,571,788 (49% of net sales) and $4,871,198 (42% of net sales) for the nine-months ended December 31, 2002, and for the years ended March 31, 2002 and 2001, respectively. For the nine-months ended December 31, 2002, our most significant customers were SBC (13% of net sales), Sprint (12% of net sales) Avaya Inc.(12% of net sales) and Siemens (11% of net sales). For the fiscal year ended March 31, 2002 our most significant customers were AT&T (approximately 15% of revenues), Avaya (12% of revenues), SBC (12% of revenues), and Nortel (10% of revenues). For the fiscal year ended March 31, 2001, our most significant customers were SBC (16% of net sales), Worldcom (12% of net sales) Rhythms (8% of net sales) and Celestica (6% of net sales). At December 31, 2002, March 31, 2002 and 2001, amounts due from these customers included in accounts receivable, were $219,215, $1,095,673 and $1,799,041, respectively.

The loss of any of these four customers or a significant decline in sales volumes from any of these four customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

13.  Concentration of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2002 and periodically throughout fiscal 2002, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

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

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


14.  Supplemental Cash Flow Information

                                                                         Nine Months Ending            Years Ending March 31,
                                                                          December 31, 2002            2002              2001
                                                                        ----------------------    ---------------    --------------

Other Non-Cash Investing and Financing Activities
   Options and warrants issued to consultants as non-cash compensation  $         62,893              $   95,892        $  22,326
   Compensation (benefit) charge from employee options                                --                      --           (6,944)
    Non-cash stock-based compensation charge                                      95,000                      --               --



15. Related Party Transactions

         During April 2000, the Company issued a loan (the "Loan") to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. The Loan accrues interest at a rate of LIBOR plus 1%. This Loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO.

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. Pursuant to the terms of the Separation and Forbearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid. At December 31, 2002, the total amount owed to the Company by the Former CEO was approximately $156,388 (including accrued interest) has been fully reserved. The Company will continue to attempt to collect the note receivable.

The Company entered into a definitive Sublease Agreement with Multipoint Communications, LLC (the "Tenant") on April 17, 2002 to sublease approximately 5,400 square feet of its facility for a period of 24 months. As part of the rental payment the Company was to be issued shares totaling the value of $77,400, which shall be based on the per share price of the Tenant's common stock as priced in the first round of institutional financing (the "Financing") which was intended to close on or before June 30, 2002. The Financing did not close by June 30, 2002, consequently, the Tenant was required to pay the Company additional rent in the amount of $4,300 per month commencing on July 1, 2002. The Chairman of the Board of Directors of the Company served as a Chief Financial Officer of the tenant until November 2002. On or about January 16, 2003, the Tenant voluntarily filed for Chapter 7 bankruptcy with the U.S. Bankruptcy Court for the District of New Jersey. As a result, the Company wrote off an amount of $122,550 which is included in selling, general and administrative expenses.

The Company paid the Chairman of the Board of Directors of the Company, $132,000 in the year ended March 31, 2002 for executive search and mergers and acquisitions services provided to the Company from June through October 2001.

16.  New Accounting Pronouncements

In July 2001, the FASB issued SFAS No.141 "Business Combinations" and SFAS No.142 "Goodwill and Other Intangible Assets." SFAS No.141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No.142, which is effective for the Company beginning April 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The adoption of SFAS No. 141 and 142 had no impact on the Company' consolidated financial statements for the nine months ended December 31, 2002.

In July 2001, the FASB also issued SFAS No.143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluation the impact that adoption of this standard will have on its consolidated financial statements.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


In April 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires all long-lived assets classified as held for sale to be valued at the lower of their carrying amount of fair value less cost to sell and which broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this standard on April 1, 2002. There was no effect upon adoption on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard will have a material impact on its financial position, results of operations, or cash flow.


In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The impact of FIN 45 on the Company's consolidated financial statements will depend upon whether the Company enters into or modifies any material guarantee arrangements. We have complied with disclosure provision of this interpretation as of December 31, 2002.


In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

ION Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements



17. Quarterly Information (UNAUDITED)

         The following is a summary of certain unaudited quarterly financial information:

                                                     Quarter              Quarter             Quarter              Quarter
                                                      Ended                Ended               Ended                Ended
                                                     June 30,           September 30,        December 31           March 31,
                                                     --------           -------------        -----------           ---------
Nine Months Ended December  31, 2002
    Net Sales                                     $   960,132          $ 1,522,336          $   852,691                  N/A
    Gross Profit                                      603,627              964,772              338,723                  N/A
    Research and development expenses                 235,309              280,893              250,320                  N/A
    Selling, general and administrative             2,136,968            1,614,473            1,768,224                  N/A
    expenses
    Depreciation and amortization expense             281,971              281,596              271,748                  N/A
    Restructuring, asset impairments and                   --              154,370              508,458                  N/A
    other charges
    Net loss                                       (2,051,634)          (1,357,152)          (2,219,736)                 N/A
Net loss per share - basic and diluted                  (0.09)               (0.06)               (0.10)                 N/A

Year Ended March 31,2002
    Net Sales                                     $ 1,933,442          $ 1,088,380          $ 2,214,216          $ 2,076,197
    Gross Profit                                    1,075,842              515,804            1,121,344            1,115,113
    Research and development expenses                 479,784              158,622              211,929               41,207
    Selling, general and administrative             2,155,114            2,250,262            1,870,157
    expenses                                        1,844,068
    Depreciation and amortization expense             471,276              472,688              468,830              439,296
    Restructuring, asset impairments and                   --                   --              217,467
    other charges                                           0
    Net loss                                       (1,991,916)          (2,348,026)          (1,371,892)          (1,217,545)

Net loss per share - basic and diluted                  (0.11)               (0.13)               (0.07)               (0.06)

Year Ended March  31, 2001
    Net Sales                                     $ 2,083,504          $ 2,788,497          $ 3,432,572          $ 3,371,974
    Gross Profit                                      926,402              816,019            1,821,776              927,684
    Research and development expenses                 866,557              664,388              468,539              126,762
    Selling, general and administrative             3,690,429            3,370,494            2,450,863            2,358,477
    expenses
    Depreciation and amortization expense           1,090,325            1,624,508              949,787               77,830
    Restructuring, asset impairments and                   --                   --            2,961,125              802,487
    other charges
    Net loss                                       (4,635,239)          (4,780,065)          (4,940,362)          (2,321,000)

Net loss per share - basic and diluted                  (0.31)               (0.29)               (0.27)               (0.14)

Exhibit
No.      Description
-------  -----------

3.1 Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5, 1998./(2)/

3.2 Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998./(2)/

3.3 Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of state of the State of Delaware an October 12, 1999./(3)/

3.4      By-Laws of the Company./(2)/

3.5      Form of Specimen Common Stock Certificate of the Company./(4)/

4.1      1994 Stock Option Plan of the Company. /(1)/

4.2      1998 Stock Option Plan of the Company./(2)/

4.3      1998 U.K. Sub-Plan of the Company, as amended./(2)/

4.4 Amended and Restated Certificate of Designation of Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of ION Networks, Inc.*

4.5      2000 Stock Option Plan of the Company./(17)/

4.6      2002 Stock Option Plan of the Company./(19)/

4.7      Form of Warrant Agreement dated July 17, 2001./(13)/

4.8      Form of Warrant Agreement dated January 4, 2002./(13)/

4.9 Form of Non-Qualified Stock Option Agreement dated March 19, 1999 by and between the Company's predecessor, Microframe, Inc. and its consultants./(13)/

4.10 Form of Non-Employee Director Stock Option Contract dated March 10, 1998 between the Company's predecessor, Microframe, Inc. and its non-employee directors./(13)/

4.11 Form of Non-Employee Director Stock Option Contract dated September 17, 1997 by and between the Company's predecessor, Microframe, Inc. and its non-employee directors./(13/)

4.12 Form of Non-Qualified Stock Option Agreement dated September 25, 1996 by and between the Company's predecessor, Microframe, Inc. and its employees./(13)/

Exhibit
No.      Description
-------  -----------

4.13 Amended and Restated Non-Qualified Stock Option Agreement dated May 19, 1997 by and between the Company's Predecessor, Microframe, Inc. and its employees./(9)/

10.1 Lease Agreement dated February 18, 1999 by and between the Company and Washington Plaza Associates, L.P., as landlord. /(4)/

10.2 Business Park Gross Lease dated May 17, 1999 by and between the Company and Bedford Property Investors, Inc./(4)/

10.3 Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc./(4)/

10.4 Equipment Lease Agreements dated June 10, 1999 and May 5, 1999 by and between the Company and Siemens Credit Corporation./(4)/

10.5 Equipment Lease Agreement dated June 17, 1999 by and between the Company and Lucent Technologies./(4)/

10.6 (i) Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company./(5)/

         (ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray./(5)/

10.7 Line of Credit Agreement with United Nations Bank dated September 30, 1999./(5)/

10.8 (i) Separation and Forbearance Agreement made as of October 5, 2000 between the Company and Stephen B. Gray./(7)/

         (ii)Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(7)/

10.9 Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(8)/

10.10 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(8)/

10.11 Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002./(18)/


10.12 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./(11)/

10.13 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(12)/

10.14 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(14)/

Exhibit
No.      Description
------   -----------

10.15 Agreement and General Release dated August 15, 2002 between the Company and Ron Forster./(16)/

10.16 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel./(16)/

10.17 Separation Agreement and General Release dated October 31, 2002 between the Company and David Arbeitel./(16)/

10.18 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(15)/

10.19 Employment Agreement dated February 25, 2002, between the Company and William Whitney.*

16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(10)/

21.1     List of Subsidiaries./(14)/

23.1     Consent of Deloitte & Touche LLP.*

23.2     Consent of PricewaterhouseCoopers LLP.*

99.1     Section 906 Certification of the Chief Executive Officer.*

99.2     Section 906 Certification of the Chief Financial Officer.*



(1) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on August 15, 1995.

(2) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on March 17, 2000.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on June 28, 2000.

(6) Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

(7) Incorporated by reference to the Company's Quarterly report on Form 10-QSB filed on November 14, 2000

(8) Incorporated by reference to the Company's Annual report on Form 10-KSB filed on June 29, 2001.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 17, 2000.

(10) Incorporated by reference to the Company's Annual report on Form 10-KSB filed on June 29, 2001.

(11) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(12) Incorporated by Reference to the Company's Current Report on Form 8-K filed on October 24, 2001.

(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed on July 1, 2002.

(14) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A, Amendment No.2, for the fiscal year ended March 31, 2002, as filed on August 2, 2002.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on November 14, 2002.

(17) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on January 11, 2002.

(18) Incorporated by Reference to the Company's Registration Statement on Form S-3 filed on March 4, 2002.

(19) Incorporated by Reference to the Company's Definitive Proxy Statement filed on September 16, 2002.

* Filed herewith

                                   EXHIBIT 4.4

                              AMENDED AND RESTATED
                           CERTIFICATE OF DESIGNATION
                                       OF
                RIGHTS, PREFERENCES, PRIVILEGES AND RESTRICTIONS
                                       OF
                            SERIES A PREFERRED STOCK
                                       OF
                               ION NETWORKS, INC.


         The undersigned officer of ION Networks, Inc., a corporation organized and existing under the General Corporation Law of Delaware (the "Company"), does hereby certify:

         That, pursuant to the authority conferred upon the Board of Directors of the Company by its Certificate of Incorporation, as amended, and pursuant to the provisions of Section 151 of the General Corporation Law of Delaware, the Board of Directors, at a duly constituted meeting, adopted the following recitals and resolution, which resolution remains in full force and effect on the date hereof:

         WHEREAS, the Certificate of Incorporation of the Company, as amended, provides for a class of stock designated "Preferred Stock";

         WHEREAS, the Certificate of Incorporation of the Company, as amended, provides that the Preferred Stock may be issued from time to time in one or more series and authorizes the Board of Directors of the Company to fix and determine or alter the powers, designations, preferences and relative, participating, optional and other rights and qualifications, limitations and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and to fix the number of shares constituting any such series and the designation thereof;

         WHEREAS, the Board of Directors, pursuant to its authority as aforesaid, has provided for a series of Preferred Stock of the Company consisting of 200,000 shares designated as "Series A Preferred Stock" and has fixed and determined the powers, designations, preferences and relative, participating, optional and other rights and qualifications, limitations and restrictions thereof and other matters relating to the Series A Preferred Stock by previously filing a Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock; and

         WHEREAS, the Corporation wishes to amend and restate such powers, designations, preferences and relative, participating, optional and other rights and qualifications, limitations and restrictions of the Series A Preferred Stock and other matters relating to the Series A Preferred Stock;

         NOW, THEREFORE, BE IT RESOLVED, that the Board of Directors does hereby amend and restate the Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock as follows:

         1. DIVIDEND PROVISIONS. No dividends shall be paid to the holders of Series A Preferred Stock.

         2. LIQUIDATION PREFERENCE. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to One Dollar and Eighty Cents ($1.80) (the "Original Series A Issue Price"). If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets and funds of the Company legally available for distribution to stockholders shall be distributed ratably among the holders of the Series A Preferred Stock in proportion to the full preferential amount each such holder is otherwise entitled to receive under this paragraph.

         3. REDEMPTION. Neither the Company nor the holders of Series A Preferred Stock shall have the unilateral right to call or redeem or cause to have called or redeemed any shares of the Series A Preferred Stock.

         4. CONVERSION. The holders of the Series A Preferred Stock shall have conversion rights as follows (the "Conversion Rights"):

                  (a) RIGHT TO CONVERT.

                           (i) Each share of Series A Preferred Stock, at the
option of the holder thereof, at any time after the date of issuance of such share at the office of the Company or any transfer agent for such stock, shall convert into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Original Series A Issue Price by the Conversion Price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion.

                           (ii) The Conversion Price per share for shares of
Series A Preferred Stock shall be eighteen cents ($0.18);
provided, however, that the Conversion Price for the Series A Preferred Stock shall be subject to adjustment as set forth below.

                  (b) MECHANICS OF CONVERSION. Before any holder of Series A Preferred Stock shall be entitled to convert the same into shares of Common Stock, the holder shall surrender the certificate or certificates therefore, duly endorsed, at the office of the Company or of any transfer agent for the Series A Preferred Stock, and shall give written notice to the Company at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. The Company shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series A Preferred Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series A Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date. If the conversion is in connection with an underwritten offering of securities registered pursuant to the Securities Act of 1933, as amended, the conversion may, at the option of any holder tendering Series A Preferred Stock for conversion, be conditioned upon the closing with the underwriters of the sale of securities pursuant to such offering, in which event the persons entitled to receive the Common Stock upon conversion of the Series A Preferred Stock shall not be deemed to have converted the Series A Preferred Stock until immediately prior to the closing of such sale of securities.

                  (c) CONVERSION PRICE ADJUSTMENTS OF SERIES A PREFERRED STOCK. The Conversion Price of the Series A Preferred Stock shall be subject to adjustment from time to time as follows:

                           (i) No adjustment of the Conversion Price for any
series of Preferred Stock shall be made in an amount less than one cent per share, provided that any adjustments that are not required to be made by reason of this sentence shall be carried forward and shall be either taken into account in any subsequent adjustment made prior to three (3) years from the date of the event giving rise to the adjustment being carried forward, or shall be made at the end of three (3) years from the date of the event giving rise to the adjustment being carried forward. Except to the limited extent provided for below, no adjustment of such Conversion Price pursuant to this Section shall have the effect of increasing the Conversion Price above the Conversion Price in effect immediately prior to such adjustment.

                           (ii) In the event the Company should at any time or
from time to time after the applicable Purchase Date fix a record date for the effectuation of a split or subdivision of the outstanding shares of Common Stock or the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock or other securities or rights convertible into, or entitling the holder thereof to receive directly or indirectly, additional shares of Common Stock (hereinafter referred to as "Common Stock Equivalents") without payment of any consideration by such holder for the additional shares of Common Stock or the Common Stock Equivalents (including the additional shares of Common Stock issuable upon conversion or exercise thereof), then, as of such record date (or the date of such dividend distribution, split or subdivision if no record date is fixed), the Conversion Price of the Series A Preferred Stock shall be appropriately decreased so that the number of shares of Common Stock issuable on conversion of each share of such series shall be increased in proportion to such increase in the aggregate number of shares of Common Stock outstanding and those issuable with respect to such Common Stock Equivalents.

                           (iii) If the number of shares of Common Stock
outstanding at any time after the applicable Purchase Date is decreased by a reverse stock split or other combination of the outstanding shares of Common Stock, then, following the record date of such combination, the Conversion Price for the Series A Preferred Stock shall be appropriately increased so that the number of shares of Common Stock issuable on conversion of each share of such series shall be decreased in proportion to such decrease in outstanding shares.

                  (d) OTHER DISTRIBUTIONS. In the event the Company shall declare a distribution payable in securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights, then, in each such case for the purpose of this
Section 4(d), the holders of the Series A Preferred Stock shall be entitled to a proportionate share of any such distribution as though they were the holders of the number of shares of Common Stock of the Company into which their shares of such series of Preferred Stock are convertible as of the record date fixed for the determination of the holders of Common Stock of the Company entitled to receive such distribution.

                  (e) RECAPITALIZATIONS. If at any time or from time to time there shall be a recapitalization of the Common Stock (other than a subdivision, combination or merger or sale of assets transaction provided for elsewhere in
Section 4(c)), provision shall be made so that the holders of the Series A Preferred Stock shall thereafter be entitled to receive upon conversion of such series of Preferred Stock the number of shares of stock or other securities or property of the Company or otherwise, to which a holder of the number of shares of Common Stock deliverable upon conversion of the Preferred Stock held by such holder would have been entitled on such recapitalization. In any such case, appropriate adjustment shall be made in the application of the provisions of
Section 4(c) with respect to the rights of the holders of the Series A Preferred Stock after the recapitalization to the end that the provisions of Section 4(c) (including adjustment of the Conversion Price then in effect and the number of shares purchasable upon conversion of such series of Preferred Stock) shall be applicable after that event as nearly equivalent as may be practicable.

                  (f) NO IMPAIRMENT. The Company will not, by amendment of its Amended Certificate of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of Section 4(c) and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of Series A Preferred Stock against impairment.

                  (g) NO FRACTIONAL SHARES AND CERTIFICATE AS TO ADJUSTMENTS.

                           (i) No fractional shares shall be issued upon the
conversion of any share or shares of Series A Preferred Stock. In lieu of any fractional shares to which the holder would otherwise be entitled, the Company shall pay cash equal to such fraction multiplied by the then fair market value of a share of Common Stock as determined in good faith by the Board of Directors. The number of shares of Common Stock to be issued upon such conversion shall be determined on the basis of the total number of shares of Series A Preferred Stock the holder is at the time converting into Common Stock and the number of shares of Common Stock issuable upon such aggregate conversion.

                           (ii) Upon the occurrence of each adjustment or
readjustment of the Conversion Price of Series A Preferred Stock pursuant to Section 4(c), the Company, at its expense, shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each record holder of Series A Preferred Stock a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Company shall, upon the written request at any time of any holder of Series A Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (A) such adjustment and readjustment, (B) the Conversion Price for Series A Preferred Stock at the time in effect, and (C) the number of shares of Common Stock and the amount, if any, of other property that at the time would be received upon the conversion of a share of Series A Preferred Stock.

                  (h) NOTICES OF RECORD DATE. In the event of any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, the Company shall mail to each record holder of Series A Preferred Stock, at least twenty (20) days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right.

                  (i) RESERVATION OF STOCK ISSUABLE UPON CONVERSION. The Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of Series A Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of Series A Preferred Stock, in addition to such other remedies as shall be available to the holder of the Series A Preferred Stock, the Company will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes, including, without limitation, engaging in best efforts to obtain the requisite stockholder approval of any necessary amendment to its Amended Certificate of Incorporation.

                  (j) NOTICES. Any notice required by the provisions of Section 4(c) to be given to the holders of shares of Series A Preferred Stock shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of the Company.

         5. VOTING RIGHTS. Except as specifically provided in Section 6, the Series A Preferred Stock shall not have voting rights.

         6.       PROTECTIVE PROVISIONS.

                  (a) Subject to the rights of series of Preferred Stock which may from time to time come into existence, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock voting separately as a single class:

                           (i) alter or change the rights, preferences or
privileges of the shares of Series A Preferred Stock so as to affect adversely such shares of Series A Preferred Stock;

                           (ii) increase or decrease (other than by redemption
or conversion) the total number of authorized shares of Series A Preferred Stock;

                           (iii) authorize or issue, or obligate itself to
issue, any equity security (other than Series A Preferred
Stock), including any other security convertible into or exercisable for any equity security, having a preference over, or being on a parity with, the Series A Preferred Stock with respect to dividends, liquidation, redemption or voting; or

                           (iv) effect any reclassification or recapitalization
of the Series A Preferred Stock.

         7. STATUS OF REDEEMED OR CONVERTED STOCK. In the event any shares of Series A Preferred Stock shall be converted as provided for herein, the shares so redeemed or converted shall be cancelled and shall not be issuable by the Company. IN WITNESS WHEREOF, ION Networks, Inc. has caused this Amended and Restated Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock to be executed by its duly authorized officer this 13th day of September, 2002.



                                               /S/  KAM SAIFI
                                          ----------------------------------
                                          Name:  Kam Saifi
                                          Title: Chief Executive Officer

                                  EXHIBIT 10.19

February 25, 2002

Bill Whitney
330 Benson Place
Westfield, NJ  07090

Dear Bill:

We are pleased to extend this offer to you for the position of VP OF RESEARCH AND DEVELOPMENT & CHIEF ARCHITECT, reporting to Cameron Saifi, EVP & COO. Details are outlined below. Please indicate your acceptance by signing and returning a copy of this letter and the Non-Disclosure Agreement on or before February 27, 2002, the date this offer expires.

o    Your start date will be no later than March 11, 2002.

o You will receive an annualized base salary of $150,000 (one hundred fifty thousand dollars), paid semi-monthly.

o You will receive a one-time award of 100,000 Stock Options pending approval by the Board of Directors. The strike price of these options will be the market value on your start date. The term of these options is 5 years with vesting over 3 years as follows: 34% of the number of shares subject to each option shall vest 12 months from date of grant, and the remaining 66% shall vest at a rate of 8.25% at the end of every 3 month period following the 12 month anniversary of the grant. In the event of a transaction which constitutes a Change in Control of the Company, any unvested portion of the option granted hereby (whether or not such options are assumed by the successor or surviving entity of such transaction, as provided below) will accelerate and become immediately vested so that this option shall, 10 days before the effective date of the event constituting the Change in Control, become exercisable for all the Shares subject to this option.

o In the event that your employment with ION terminates prior to the completion of 24 months service, The Company will pay to you a severance benefit of 3 months of your base salary in effect as of your date of separation, less withholdings and deductions required by law, UNLESS such termination is by reason of your total disability or death, non-performance, termination by the Company for cause, or voluntary resignation.

o Benefit coverage commencing the first day of employment includes a medical/dental/vision plan, life insurance with an AD&D provision and long term and short term disability insurance. You will be eligible to enroll in our 401(k) plan after 30 days of employment.

o You will receive two weeks' paid vacation annually, as per the Company's policy. Vacation is accrued on a monthly basis and will be pro-rated for your first calendar year of employment.

ION NETWORKS, INC. IS AN "AT WILL" EMPLOYER AND AS A RESULT THE EMPLOYMENT RELATIONSHIP WILL BE "AT WILL", AND MAY BE TERMINATED BY EITHER THE EMPLOYEE OR THE COMPANY AT ANY TIME, WITH OR WITHOUT CAUSE, UNLESS A SPECIFIC WRITTEN AGREEMENT, APPROVED BY THE PRESIDENT OF ION NETWORKS, INC. IS SUBSEQUENTLY ENTERED INTO WITH YOU. IT SHOULD ALSO BE UNDERSTOOD THAT THIS LETTER DOES NOT CONSTITUTE A CONTRACT OF EMPLOYMENT OR AN AGREEMENT OF EMPLOYMENT FOR ANY SPECIFIC PERIOD OF TIME.

          We are delighted at the prospect of your joining our team here at ION Networks, Inc. and look forward to establishing what I am sure will be a mutually rewarding business relationship. Should you have any questions regarding the specifics of this offer, please do not hesitate to call me.

Sincerely,

/s/ Terri Rogers                            ACCEPTED
Terri Rogers                               /S/ BILL WHITNEY
                                           ---------------------------------
Human Resources Manger                      BILL WHITNEY                DATE

                                            3/11/02
                                           -----------
                                            Start Date
Enc.:    Non-Disclosure Agreement

                                  EXHIBIT 23.1

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-09507, 333-85693, 333-50246, and 333-83686 of ION Networks, Inc. and
subsidiaries on Form S-3 and Registration Statement Nos. 333-61837, 333-14681, 333-76809, 333-76604, 333-76568, and 333-102254 of ION Networks, Inc. and
subsidiaries on Form S-8 of our report dated March 11, 2003, appearing in this Annual Report on Form 10-KSB of ION Networks, Inc. and subsidiaries for the nine months ended December 31, 2002.


/s/DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 15, 2003

                                  EXHIBIT 23.2

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements of ION Networks, Inc. and Subsidiaries (the "Company") on Forms S-3 (File Nos. 333-09507, 333-85693, 333-50246 and 333-83686) and Forms S-8 (File
Nos. 333-102254, 333-61837, 333-14681, 333-76809, 333-76604 and 333-76568) of
our report dated June 28, 2001, relating to the consolidated statements of operations, stock holders' equity and cash flows for the year ended March 31, 2001, which appears in the Company's Annual Report on Form 10-KSB for the nine month period ended December 31, 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Florham Park, New Jersey
April 15, 2003

                                  EXHIBIT 99.1

                               ION NETWORKS, INC.

                                  CERTIFICATION
                                  -------------

In connection with the periodic report of ION Networks, Inc. (the "Company") on Form 10-KSB for the transition period from April 1, 2002 to December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Kam Saifi, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

              (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

              (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




Date: April 15, 2003                   /S/  KAM SAIFI
                                       -----------------------------------------
                                       Kam Saifi
                                       Executive Officer, President and Director

                                  EXHIBIT 99.2

                               ION NETWORKS, INC.

                                  CERTIFICATION

In connection with the periodic report of ION Networks, Inc. (the "Company") on Form 10-KSB for the transition period from April 1, 2002 to December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Stephen M. Deixler, Interim Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

              (1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

              (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




Date: April 15, 2003                        /S/  STEPHEN M. DEIXLER
                                            ------------------------------------
                                            Stephen M. Deixler
                                            Interim Chief Financial Officer