Form 10QSB
period 2003-03-31
ION NETWORKS INC
filed 2003-05-15
CIK 754813

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

  [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

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


There were 24,875,500 shares of Common Stock outstanding as of May 12, 2003.

Transitional Small Business Disclosure Format:

Yes___ No X

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003

                          PART I. FINANCIAL INFORMATION

                                                                                                                             Page
                                                                                                                             ----
Item 1. Condensed Consolidated Financial Information                                                                           2

Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002                                   3

Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2003 (Unaudited) and 2002 (Unaudited)     4

Condensed Consolidated Statement of Stockholders' Equity for the Three Months ended March 31, 2003 (Unaudited)
     and for the Nine Months ended December 31, 2002                                                                           5

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 (Unaudited) and 2002 (Unaudited)     7

Notes to Condensed Consolidated Financial Statements                                                                           8

Item 2. Management's Discussion and Analysis                                                                                  14

Item 3. Controls and Procedures                                                                                               17

                                                 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                    18

Item 2.  Changes in Securities                                                                                                18

Item 3.  Defaults Upon Senior Securities                                                                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                                                                  18

Item 5.  Other Information                                                                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                                                                     19

SIGNATURES                                                                                                                    22

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Transition Report on Form 10-KSB for the nine months ended December 31, 2002.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,         December 31,
                                                                                        2003               2002
                                          Assets                                     (Unaudited)
                                                                                    ------------       ------------

Current assets
   Cash and cash equivalents                                                        $    397,185       $    865,684
   Accounts receivable, less allowance for doubtful accounts of
     $90,799, and $90,521, respectively                                                  453,985            561,762
   Inventory, net                                                                      1,174,182          1,259,268
   Prepaid expenses and other current assets                                             121,549            203,934
                                                                                    ------------       ------------
     Total current assets                                                              2,146,901          2,890,648

 Restricted cash                                                                              --            125,700
Property and equipment, net                                                              418,694            485,735
Capitalized software, less accumulated amortization of $4,083,247 and
  $3,920,223, respectively                                                               672,202            764,429
Other assets                                                                               4,115             14,878
                                                                                    ------------       ------------
     Total assets                                                                   $  3,241,912       $  4,281,390
                                                                                    ============       ============

                    Liabilities and Stockholders' Equity
Current liabilities
   Current portion of capital leases                                                $     89,033       $     87,057
   Current portion of long-term debt                                                       5,890              4,004
   Accounts payable                                                                    1,099,265          1,195,023
   Accrued expenses                                                                    1,044,974            906,154
   Accrued payroll and related liabilities                                               128,461            185,358
   Deferred income                                                                       129,384            155,021
   Sales tax payable                                                                      73,381             84,025
   Other current liabilities                                                              91,031             89,317
                                                                                    ------------       ------------
     Total current liabilities                                                      $  2,661,419       $  2,705,959
                                                                                    ------------       ------------

Long term portion of capital leases                                                       50,538             73,551
Long term debt, net of current portion                                                        --              5,717

Commitments and contingencies (Note 10)

Stockholders' Equity
   Preferred stock - par value $.001 per share; authorized 1,000,000 shares at
     March 31, 2003,  and December 31, 2002; 200,000 shares designated
     Series A at March 31, 2003 and  December 31, 2002; 166,835 shares
     issued and outstanding at March 31, 2003 and December 31, 2002                          167                167
   Common stock - par value $.001 per share; authorized 50,000,000 shares at
     March 31, 2003 and December 31, 2002; 24,875,500 shares issued and
     outstanding at March 31, 2003 and December 31, 2002                                  24,876             24,876
   Additional paid-in capital                                                         44,585,740         44,680,740
   Notes receivable from officers                                                       (480,658)          (473,405)
   Accumulated deficit                                                               (43,597,858)       (42,722,946)
   Accumulated other comprehensive loss                                                   (2,312)           (13,269)
                                                                                    ------------       ------------
   Total stockholder's equity                                                            529,955          1,496,163
                                                                                    ------------       ------------

     Total liabilities and stockholders' equity                                     $  3,241,912       $  4,281,390
                                                                                    ============       ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months      Three Months,
                                                              Ended              Ended
                                                         March 31, 2003     March 31, 2002
                                                          ------------       ------------
Net sales                                                 $    765,119       $  2,076,197

Cost of sales                                                  243,988            961,085
                                                          ------------       ------------
   Gross Margin                                                521,131          1,115,112
                                                          ------------       ------------

Research and development expenses                              137,399            171,116
Selling, general and administrative expenses                 1,026,703          1,714,159
Depreciation and amortization expenses                         234,115            439,296
                                                          ------------       ------------
   Loss from operations                                       (877,086)        (1,209,459)

   Interest income                                               9,543             22,924
   Interest expense                                             (7,369)            (6,647)
                                                          ------------       ------------
                                                              (874,912)        (1,193,182)
   Loss before income taxes

Income tax expense                                                  --             24,364
                                                          ------------       ------------

   Net loss                                               $   (874,912)      $ (1,217,546)
                                                          ============       ============


Per share data

   Basic and diluted                                      $      (0.04)      $      (0.06)

Weighted average number of common shares outstanding
   Basic and diluted                                        23,512,668         18,890,609



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Unaudited)
                     AND NINE MONTHS ENDED DECEMBER 31, 2002


                                                                                                                    Accumulated
                                                                                    Additional                         Other
                                                                                      Paid-In       Accumulated     Comprehensive
                                  Preferred                     Common                Capital         Deficit           Loss
                             ---------------------    ---------------------------   ------------    ------------    -------------
                             Shares       Stock         Shares          Stock
                             --------    ---------    ------------    -----------   ------------    ------------    -------------

Balance, March 31, 2002           --           --      25,138,000      $  25,138    $44,381,454     $(37,094,424)      $  27,866
                             --------    ---------    ------------    -----------   ------------    ------------    -------------

Comprehensive loss
   Net loss                                                                                         (5,628,522)

   Translation adjustments                                                                                              (41,135)

   Total comprehensive loss

Issuances of preferred
stock                        166,835      $   167                                       285,136

Cancellation of restricted
shares                                                  (262,500)          (262)       (80,850)

Notes receivable from
officers

Deferred compensation

Non-cash stock-based
compensation                                                                             95,000
                             --------    ---------    ------------    -----------   ------------    ------------    -------------

Balance, December 31, 2002   166,835      $   167      24,875,500      $  24,876    $44,680,740     $(42,722,946)    $  (13,269)
                             --------    ---------    ------------    -----------   ------------    ------------    -------------

Comprehensive loss
   Net loss                                                                                           (874,912)

   Translation adjustments                                                                                                10,957

   Total comprehensive loss

Notes Receivable from
officers

Non-cash stock-based
compensation                                                                           (95,000)
                             --------    ---------    ------------    -----------   ------------    ------------    -------------
Balance, March 31, 2003      166,835      $   167      24,875,500       $ 24,876    $44,585,740     $(43,597,858)     $  (2,312)
                             ========    =========    ============    ===========   ============    ============    =============

                       ION NETWORKS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 (Unaudited)
                     AND NINE MONTHS ENDED DECEMBER 31, 2002


                                     Notes                                     Total
                                  Receivable           Deferred            Stockholders'
                                 from Officers       Compensation             Equity
                                 --------------    ------------------    ------------------
Balance, March 31, 2002          $   (549,914)      $       (62,893)      $      6,727,227
                                 --------------    ------------------    ------------------

Comprehensive loss
  Net loss                                                                     (5,628,522)

  Translation adjustments                                                         (41,135)
                                                                         ------------------

  Total comprehensive loss                                                     (5,669,657)

Issuances of preferred
stock                                                                              285,303

Cancellation of restricted
shares                                                                            (81,112)

Notes receivable from
officers                                76,509                                      76,509

Deferred compensation                                         62,893                62,893

Non-cash stock-based
compensation                                                                        95,000
                                 --------------    ------------------    ------------------

Balance, December 31, 2002       $   (473,405)                     -      $      1,496,163
                                 --------------    ------------------    ------------------

Comprehensive loss
  Net loss                                                                       (874,912)

  Translation adjustments                                                           10,957
                                                                         ------------------

  Total comprehensive loss                                                       (863,955)

Notes Receivable from
officers                               (7,253)                                     (7,253)

Non-cash stock-based
compensation                                                                      (95,000)
                                 --------------    ------------------    ------------------
Balance, March 31, 2003          $   (480,658)                     -        $      529,955
                                 ==============    ==================    ==================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Three Months     Three Months
                                                                   Ended March 31,  Ended March 31,
                                                                       2003              2002
                                                                    (Unaudited)       (Unaudited)
                                                                    -----------       -----------

Cash flows from operating activities
     Net loss                                                       $  (874,912)      $(1,217,546)

Adjustments  to  reconcile  net  loss  to  net  cash  used  in operating activities:
   Restructuring, asset impairments and other charges,
   non-cash                                                                  --            (2,930)
   Depreciation and amortization                                        234,115           439,296
   Provision for inventory obsolescence                                 (13,544)         (641,434)
   Other charges                                                             --             9,052
   Non-cash stock-based compensation charge                             (95,000)               --
   Issuances of restricted stock                                             --           539,000
   Notes receivable from officers                                        (7,254)         (549,914)
   Deferred compensation                                                     --            62,893
   Changes in operating assets and liabilities:
     Accounts receivable                                                107,777           (46,209)
     Inventory                                                           98,630         1,053,410
     Prepaid expenses and other current assets                           82,385          (224,065)
     Other assets                                                        10,763                --
     Accounts payable and other accrued expenses                         43,062          (233,568)
     Accrued payroll and related liabilities                            (56,897)         (318,810)
     Deferred income                                                    (25,637)          (63,454)
     Sales tax payable                                                  (10,644)           46,544
     Other current liabilities                                            1,714           (80,968)
                                                                    -----------       -----------
       Net cash used in operating activities                           (505,442)       (1,228,703)
                                                                    -----------       -----------

Cash flows from investing activities
   Acquisition of property and equipment                                     --            (4,493)
   Capitalized software expenditures                                    (74,846)         (166,248)
   Related party notes receivable                                            --            14,880
   Restricted cash                                                      125,700           249,300
                                                                    -----------       -----------
       Net cash provided by (used in) investing activities               50,854          (433,797)
                                                                    -----------       -----------

Cash flows from financing activities
   Repayment of restricted stock note                                        --          (162,143)
   Repayment of debt                                                    (24,868)          110,927
   Issuances of common stock and warrants                                    --         3,475,592
   Exercises of options and warrants                                         --            19,258
                                                                    -----------       -----------
       Net cash (used in) provided by financing activities              (24,868)        3,443,634
                                                                    -----------       -----------

Effect of exchange rates on cash                                         10,957            (4,345)
                                                                    -----------       -----------

Net (decrease) increase in cash and cash equivalents                   (468,499)        2,304,025

Cash and cash equivalents - beginning of period                         865,684         1,746,632
                                                                    -----------       -----------

Cash and cash equivalents - end of period                           $   397,185       $ 4,050,657
                                                                    ===========       ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

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

The condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations for the three month periods ended March 31, 2003 and 2002, the condensed consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002 and the condensed consolidated statement of stockholders' equity for the three month period ended March 31, 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal non-material recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at March 31, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the transition report on Form 10-KSB for the nine months ended December 31, 2002.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2003, we had an accumulated deficit of $43,597,858 and negative working capital of $514,518. We also realized a net loss of $874,912 for the three months ended March 31, 2003. We have been aggressively seeking to raise additional capital through selling our equity since August 2002 and have been unable to secure such financing other than the $300,303 raised from the sale of our preferred stock in September 2002. Additionally, our efforts to raise approximately $1.5 million of additional capital through selling securities and/or debt have not been successful. Because of the weak financial condition of the Company, we expect that it will be necessary to issue securities having a valuation and terms that are far more favorable to investors than securities ION has previously issued. In order to induce investors to provide capital to ION at this time, it may be necessary to pledge all of the assets of the Company as collateral for such securities, provide liquidation preferences at a multiple of the purchase price of the securities, provide favorable conversion premiums to investors and other similar terms which could have a negative effect on the value of our common stock and rights of our equity shareholders upon liquidation or other circumstances. There is no assurance we can raise the needed $1.5 million or any additional capital on any terms reasonably acceptable to the Company. Nonetheless, the management will continue to have discussions with the creditors to defer payments and/or extend payment terms in order to improve the ability for its cash flows to fund its ongoing operations. The board of directors has also been considering strategic alternatives for the Company which have not materialized as of this date. If the Company is unable to secure additional financing, enter into a strategic transaction or generate revenues sufficient to sustain its operations, the Company may need to consider other alternatives including ceasing its operations as early as June 2003.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                                                   Three Months    Three Months
                                                      Ended            Ended
                                                      3/31/03         3/31/02
                                                    (Unaudited)     (Unaudited)

Basic Weighted Average No. of Shares Outstanding    23,512,668      18,890,609
Incremental Shares for Common Stock Equivalents      1,669,868       1,101,786
                                                    ----------      ----------
                           Total*                   25,182,535      21,745,265
                                                    ==========      ==========

         * Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive. Potential common shares of 1,669,868 at March 31, 2003 and 1,101,786 at March 31, 2002 were excluded from the computation of diluted earnings per share.

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

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three months ended March 31, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below: by $333,803 and $0.01 and $423,865 and $0.03, respectively, for the three-months ended March 31, 2003 and 2002.

                                                    Three months               Three months
                                                        ended                     ended
                                                   March 31, 2003              March 31, 2002
                                                     (Unaudited)                (Unaudited)
                                                   --------------               -----------
Net loss
              As reported                            $  874,912                  $1,217,546
              Deduct: Stock based employee
              compensation determined under
              fair value methods for all awards
              granted since 1994 (inception)            333,803                     423,865
                                                     ----------                  ----------
              Pro forma                              $1,208,715                  $1,641,411
                                                     ==========                  ==========
Basic and diluted net loss per share of common
stock
              As reported                            $     0.04                  $     0.06
              Pro forma                              $     0.05                  $     0.09


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

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of March 31, 2003 and March 31, 2002 approximated $48,400 and $55,000, respectively.

NOTE 3 - RESTRICTED CASH:

The Company maintains a restricted cash balance in accordance with its Lease Agreement for its Piscataway, NJ facility. On March 17, 2003 the Lease Agreement for the Piscataway, NJ facility was amended to apply $105,908 of the remaining restricted cash balance of $125,700 towards the payment of the outstanding rent obligations. The balance of $19,792 was added to the working capital reducing the letter of credit to zero. This amendment to the Lease Agreement required the Company to deposit $60,000 into a new letter of credit by December 2003.

NOTE 4 - INVENTORY:

Inventory, net of allowance for obsolescence of $315,725 and $720,772, at March 31, 2003 and December 31, 2002, respectively, consists of the following:

                      March 31,
                        2003         December 31,
                     (Unaudited)         2002
                      ----------      ----------

Raw materials         $  163,141      $  195,283
Work-in-progress          65,440          84,231
Finished goods           945,601         979,755
                      ----------      ----------
                      $1,174,182      $1,259,268
                      ==========      ==========

NOTE 5 - COMPREHENSIVE INCOME:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net loss per the financial statements and comprehensive loss.

                                           Three Months      Three Months
                                              Ended             Ended
                                             3/31/03           3/31/02
                                            (Unaudited)       (Unaudited)
                                            -----------       -----------
Net loss                                    $  (874,912)      $(1,217,546)
Effect of foreign currency translation           10,957               997
                                            -----------       -----------
Comprehensive loss                          $  (863,955)      $(1,216,549)
                                            ===========       ===========

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB also issued SFAS No.143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company has evaluated and determined that there is no material impact that adoption of this standard will have on its consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The impact of FIN 45 on the company's consolidated financial statements will depend upon whether the company enters into or modifies any material guarantee arrangements. The Company did not enter into any new material guarantees in 2003.

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

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement will not have a material impact on the financial statements of the Company.

NOTE 8 - RELATED PARTY TRANSACTIONS:

During April 2000, the Company issued a loan (the "Loan") to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. The Loan accrues interest at a rate of LIBOR plus 1%. This Loan had an original maturity date of the earlier of April 2005 or thirty days after the Company, for any reason, no longer employs the Former CEO.

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. Pursuant to the terms of the Separation and Forbearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid. At March 31, 2003, the total amount owed to the Company by the Former CEO was approximately $156,388 (including accrued interest) has been fully reserved. The Company will continue to attempt to collect the note receivable.

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

Effective October 2001, the Company approved and granted 2,900,000 shares of restricted stock to Messrs. Kam Saifi, Cameron Saifi, and David Arbeitel at fair value. The Restricted Shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of partial recourse interest bearing (5.46% on an annual basis) promissory notes for the value of the Restricted Shares to be repaid by the officers. The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares or under certain circumstances, when the borrower's employment with the company terminates for any reason. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. Only the vested portion of the shares has been included in the weighted average number of common shares outstanding at March 31, 2003. On September 29, 2002 , Mr. David Arbeitel separated employment from the Company. As a result, the note relating to Mr. Arbeitel's 37,500 vested Restricted Shares became due and payable and as of September 30, 2002, Mr Arbeitel owed approximately $12,190 (including approximately $602 of interest) with respect to such vested shares. On November 11, 2002, Mr. Arbeitel paid the Company $12,264 (including accrued interest of $676) in satisfaction of the note for the 37,500 vested shares. The Company and Mr. Arbeitel agreed to rescind the stock purchase transaction with respect to 262,500 of the unvested Restricted Shares thereby canceling the unpaid portion of the notes in an amount of $ 85,322 (including accrued interest of $4,210) relating to such unvested shares.

The variable accounting method used to account for the partial recourse restricted stock granted to management resulted in a cashless credit of $95,000 for the three month period ended March 31,2003.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

As a result, it is imperative for us to be successful in increasing our revenue, reducing costs, and/or securing additional funding in fiscal 2003 in order to continue operating as a going concern. If we are not successful in raising additional equity capital, to generate sufficient cash flows to meet our obligations as they come due, our financial condition and results of operations will be materially and adversely affected and we will not be able to continue to operate as a going concern beyond June 2003. If we are successful in raising additional capital but fail to increase our revenue or reduce our expenses and defer payments and/or extend payment terms in order to allow the cash flows to meet ongoing operations, our financial condition and results of operations may be materially and adversely affected and we may not be able to continue to operate as a going concern.

RESULTS OF OPERATIONS

For the three months ended March 31, 2003 compared to the same period in 2002

Net sales for the three months ended March 31, 2003, was $765,119 compared to net sales of $2,076,197 for the same period in 2002, a decrease of $ 1,311,078 or 63.1%. The decrease in sales is attributable mainly to the reduction in the number of units sold in the three-month period ended March 31, 2003. The Company sold mostly the ION Secure 3000 series security appliances (formerly called the Sentinel 2000) in both periods so there was no impact on revenue from a change in product mix. The continuing impact of the overall downturn in the information technology and the telecommunications industry compounded by the weak financial condition of the Company has caused the Company's decrease in sales for this period.

Cost of sales for the three months ended March 31, 2003 was $243,988 compared to $961,085 for the same period in 2002. Cost of sales as a percentage of net sales for the three months ended March 31, 2003 decreased to 31.9% from 46.3% for the same period in 2002, and therefore gross margin increased to 68.1% from 53.7% as compared to the prior year. The decrease in cost of sales or the increase in gross margin is mainly due to lowering the costs associated with manufacturing of the appliances and lack of larger sales orders that typically require higher volume discounts.

Research and development expense, net of capitalized software development, for the three months ended March 31, 2003 was $137,399 compared to $171,116 for the same period in 2002 or an decrease of $33,717 as compared to the comparable period of the prior year. The decrease is primarily attributable to the reduction in salaries.

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2003 were $1,026,703 compared to $1,714,159 for the same period in 2002, a decrease of $687,456. This is primarily due to a decrease in payroll costs associated with reduction in the workforce. Also during the quarter ended March 31, 2003, the Company abandoned the space at California location. As a result, the Company incurred a one-time charge of $123,510 in the quarter ended March 31, 2003.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation on equipment, furniture and fixtures - was $234,115 for the three months ended March 31, 2003 compared to $439,296 in the same period in 2002. The decrease was primarily the result of the three-year amortization period for the acquisitions of LeeMAH and Solcom Systems, Ltd coming to an end on March 31, 2002.

Net loss for the three months ended March 31, 2003 was $874,912 compared to a loss of $1,217,546 for the same period in 2002. This is primarily due to the reduction of the operating expenses and improved gross margin.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2003, we had an accumulated deficit of $43,597,858 and a working capital deficit of $514,518 as compared to $164,689 at March 31, 2002. This decline in working capital was due to continued operating losses generated throughout the three months ended March 31, 2003. We also realized net losses of $874,912 and $1,217,546 for the three months ended March 31, 2003 and 2002 respectively. We believe that our working capital as of March 31, 2003 is not sufficient to fund the Company's operations beyond June 2003. We have been aggressively seeking to raise additional capital through selling our equity since August 2002 and have been unable to secure such financing other than the $300,303 raised from the sale of our preferred stock in September 2002. Additionally, our efforts to raise approximately $1.5 million of additional capital through selling securities and/or debt have not been successful. Because of the weak financial condition of the Company, we expect that it will be necessary to issue securities having a valuation and terms that are far more favorable to investors than securities ION has previously issued. In order to induce investors to provide capital to ION at this time, it may be necessary to pledge all of the assets of the Company as collateral for such securities, provide liquidation preferences at a multiple of the purchase price of the securities, provide favorable conversion premiums to investors and other similar terms which could have a negative effect on the value of our common stock and rights of our equity shareholders upon liquidation or other circumstances. There is no assurance we can raise the needed $1.5 million or any additional capital on any terms reasonably acceptable to the Company. Nonetheless, the management will continue to have discussions with the creditors to defer payments and/or extend payment terms in order to improve the ability for its cash flows to fund its ongoing operations. The board of directors has also been considering strategic alternatives for the Company which have not materialized as of this date. If the Company is unable to secure additional financing, enter into a strategic transaction or generate revenues sufficient to sustain its operations, the Company may need to consider other alternatives including ceasing its operations as early as June 2003.

Net cash used in operating activities during the three months ended March 31, 2003 was $505,442 compared to net cash used during the same period in 2002 of $1,228,703. The decrease in net cash used during the three months ended March 31, 2003 compared to the same period in 2002, was primarily due to the reduction in operating expenses and improved gross margins. The $505,442 net cash used in operating activities during the three month period ended March 31, 2003 was primarily the result of operating losses incurred during this period which was partially offset by the cash generated from the net decrease in accounts receivable.

Net cash provided by investing activities during the three months ended March 31, 2003 was $50,854 compared to net cash used in during the same period in 2002 of $433,797. This is the net of the $125,700 restricted cash in the letter of credit for the Piscataway, NJ facility that was primarily used for the payment of rent offset by the capitalization of software costs of $74,846 for the three month period ended March 31, 2003.

Net cash used from financing activities during the three months ended March 31, 2003 was $24,868 compared to net cash generated during the same period in 2002 of $3,443,634. The $24,868 used in this period reflects reduction in current capital lease obligations which was attributable to the net proceeds from the sale of 4,000,000 shares of Common Stock.

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

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB also issued SFAS No.143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company has evaluated and determined that there is no material impact that adoption of this standard will have on its consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The impact of FIN 45 on the company's consolidated financial statements will depend upon whether the company enters into or modifies any material guarantee arrangements. The Company did not enter into any new material guarantees in 2003.

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

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement will not have a material impact on the financial statements of the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 2. CHANGES IN SECURITIES.

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.


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

3.5          Form of Specimen Common Stock Certificate of the Company./(4)/

4.1          1994 Stock Option Plan of the Company. /(1)/

4.2          1998 Stock Option Plan of the Company./(2)/

4.3          1998 U.K. Sub-Plan of the Company, as amended./(2)/

4.4 Amended and Restated Certificate of Designation of Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of ION Networks, Inc. /(20)/

4.5          2000 Stock Option Plan of the Company./(17)/

4.6          2002 Stock Option Plan of the Company./(19)/

4.7          Form of Warrant Agreement dated July 17, 2001./(13)/

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

Exhibit
No.          Description
-------      -----------


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


10.12 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./(11)/

10.13 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(12)/

10.14 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(14)/

10.15 Agreement and General Release dated August 15, 2002 between the Company and Ron Forster./(16)/

10.16 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel./(16)/

Exhibit
No.          Description
-------      -----------


10.17 Separation Agreement and General Release dated October 31, 2002 between the Company and David Arbeitel./(16)/

10.18 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(15)/

10.19 Employment Agreement dated February 25, 2002, between the Company and William Whitney. /20)/

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

(20) Incorporated by reference to the Company's Transition Report on Form 10-KSB for the nine months ended December 31, 2002, as filed on April 15, 2003.
* Filed herewith


(b) Reports on Form 8-K:

On March 26, 2003, the Company filed a report on Form 8-K reporting the issuance of two press releases announcing the Company's financial results for the three months and nine months ended December 31, 2002 and the delisting of the Company's common stock from the Nasdaq SmallCap Market at the opening of business on March 28, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003

                                ION NETWORKS, INC.



                                /s/ Kam Saifi
                                ------------------------------------------
                                Kam Saifi, Chief Executive Officer and President (Principal Executive Officer)


                                /s/ Stephen M. Deixler
                                ------------------------------------------
                                Stephen M. Deixler, Chairman of the Board and Interim Chief Financial Officer

                                 CERTIFICATIONS


I, Kam Saifi, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of ION Networks, Inc.;

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



Date: May 15, 2003
      ------------


By: /s/ Kam Saifi
    ------------------------------------------------
    Kam Saifi, Chief Executive Officer and President

I, Stephen M. Deixler, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of ION Networks, Inc.;

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



Date: May 15, 2003
      ------------

By: /s/ Stephen M. Deixler
    ----------------------------------------------
    Stephen M. Deixler, Chairman of the Board and
    Interim Chief Financial Officer

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

3.5          Form of Specimen Common Stock Certificate of the Company./(4)/

4.1          1994 Stock Option Plan of the Company. /(1)/

4.2          1998 Stock Option Plan of the Company./(2)/

4.3          1998 U.K. Sub-Plan of the Company, as amended./(2)/

4.4 Amended and Restated Certificate of Designation of Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of ION Networks, Inc. /(20)/

4.5          2000 Stock Option Plan of the Company./(17)/

4.6          2002 Stock Option Plan of the Company./(19)/

4.7          Form of Warrant Agreement dated July 17, 2001./(13)/

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

Exhibit
No.          Description
-------      -----------

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

10.13 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(12)/

10.14 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(14)/

10.15 Agreement and General Release dated August 15, 2002 between the Company and Ron Forster./(16)/

10.16 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel./(16)/

10.17 Separation Agreement and General Release dated October 31, 2002 between the Company and David Arbeitel./(16)/

Exhibit
No.          Description
-------      -----------

10.18 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(15)/

10.19 Employment Agreement dated February 25, 2002, between the Company and William Whitney. /20)/

16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(10)/

21.1         List of Subsidiaries./(14)/

99.3         Section 906 Certification of the Chief Executive Officer.*

99.4         Section 906 Certification of the Chief Financial Officer.*

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

(20) Incorporated by reference to the Company's Transition Report on Form 10-KSB for the nine months ended December 31, 2002, as filed on April 15, 2003.
* Filed herewith