Form 10QSB
period 2003-06-30
ION NETWORKS INC
filed 2003-09-12
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2003

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


               120 Corporate Boulevard, South Plainfield, NJ 07080
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (908) 546-3900
                                 --------------
                (Issuer's telephone number, including area code)

                1551 South Washington Ave., Piscataway, NJ 08854
                ------------------------------------------------
                 (Former address of Principal Executive Offices)

There were 24,875,500 shares of Common Stock outstanding as of September 12, 2003.

Transitional Small Business Disclosure Format:

Yes___ No X

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003

                          PART I. FINANCIAL INFORMATION

                                                                                                                           Page
Item 1. Consolidated Financial Information                                                                                   2

Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002                                            3

Consolidated Statements of Operations for the Three and Six Months ended June 30, 2003 and 2002 (Unaudited)                  4

Consolidated Statement of Stockholders' Equity for the Six Months ended June 30, 2003 (Unaudited)
     and for the Nine Months ended December 31, 2002                                                                         5

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 (Unaudited) and 2002 (Unaudited)                7

Notes to Consolidated Financial Statements                                                                                   8

Item 2. Management's Discussion and Analysis                                                                                15

Item 3. Controls and Procedures                                                                                             19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                  20

Item 2.  Changes in Securities                                                                                              20

Item 3.  Defaults Upon Senior Securities                                                                                    20

Item 4.  Submission of Matters to a Vote of Security Holders                                                                20

Item 5.  Other Information                                                                                                  20

Item 6. Exhibits and Reports on Form 8-K                                                                                    21

SIGNATURES                                                                                                                  25


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Transition Report on Form 10-KSB for the nine months ended December 31, 2002.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,      December 31,
                                                                                         2003            2002
                                          Assets                                      (Unaudited)
                                                                                     --------------    -------------

       Current assets
          Cash and cash equivalents                                                  $      93,546     $    865,684
          Accounts receivable, less allowance for doubtful accounts of
            $90,774, and $90,521, respectively                                             572,582          561,762
          Inventory, net                                                                 1,021,697        1,259,268
          Prepaid expenses and other current assets                                         46,566          203,934
                                                                                     --------------    -------------
            Total current assets                                                         1,734,391        2,890,648

        Restricted cash                                                                          -          125,700
       Property and equipment, net                                                         164,996          485,735
       Capitalized software, less accumulated amortization of $4,012,306 and
       $3,920,223, respectively                                                            590,926          764,429
       Other assets                                                                          9,168           14,878
                                                                                     --------------    -------------
            Total assets                                                             $   2,499,481     $  4,281,390
                                                                                     ==============    =============

                           Liabilities and Stockholders' Equity
       Current liabilities
          Current portion of capital leases                                          $      91,055     $     87,057
          Current portion of long-term debt                                                      -            4,004
          Accounts payable                                                                 930,978        1,195,023
          Accrued expenses                                                                 524,649          906,154
          Accrued payroll and related liabilities                                           89,715          185,358
          Deferred income                                                                  139,684          155,021
          Sales tax payable                                                                 70,814           84,025
          Other current liabilities                                                         59,746           89,317
                                                                                     --------------    -------------
            Total current liabilities
                                                                                         1,906,641        2,705,959
                                                                                     --------------    -------------

       Long term portion of capital leases                                                  27,002           73,551
       Long term debt, net of current portion                                                    -            5,717

       Commitments and contingencies (Note 10)

       Stockholders' Equity
          Preferred stock - par value $.001 per share; authorized 1,000,000 shares at
            June 30, 2003,  and December 31,  2002;  200,000  shares  designated
            Series A at June 30, 2003 and  December  31,  2002;  166,835  shares issued
            and outstanding at June 30, 2003 and December 31, 2002                             167              167
          Common stock - par value $.001 per share; authorized 50,000,000 shares at
            June 30, 2003 and December 31, 2002; 24,875,500 shares issued and
            outstanding at June 30, 2003 and December 31, 2002                              24,876           24,876
          Additional paid-in capital                                                    44,585,740       44,680,740
          Notes receivable from officers                                                 (482,342)        (473,405)
          Accumulated deficit                                                         (43,549,225)     (42,722,946)
          Accumulated other comprehensive loss                                            (13,378)         (13,269)
                                                                                     --------------    -------------
          Total stockholders' equity                                                       565,838        1,496,163
                                                                                     --------------    -------------

            Total liabilities and stockholders' equity                               $   2,499,481     $  4,281,390
                                                                                     ==============    =============




The accompanying notes are an integral part of these consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months      Three Months        Six Months          Six Months,
                                                    Ended             Ended              Ended               Ended
                                                June 30, 2003     June 30, 2002      June 30, 2003       June 30, 2002
                                                --------------    --------------    ----------------    -----------------
Net sales                                         $   874,200       $   960,132      $    1,639,319     $     3,036,329

Cost of sales                                         230,851           356,505             474,839           1,317,590
                                                --------------    --------------    ----------------    -----------------
   Gross Margin                                       643,349           603,627           1,164,480           1,718,739
                                                --------------    --------------    ----------------    -----------------

Research and development expenses                     124,356           235,309             261,755              406,425
Selling, general and administrative expenses          579,668         2,136,968           1,482,205            3,852,003
Restructuring, asset impairment and
other charges                                       (315,841)                 -           (192,331)                    -
Depreciation and amortization expenses                205,657           281,971             440,428              720,391
                                                --------------    --------------    ----------------    -----------------

   Total operating expense                            593,840         2,654,248           1,992,057            4,978,819
                                                --------------    --------------    ----------------    -----------------

   Income(Loss) from operations                        49,509       (2,050,621)           (827,577)          (3,260,080)

   Interest income                                      1,782             9,534              11,326               32,458
   Interest expense                                   (2,659)           (5,246)            (10,028)             (11,893)
                                                --------------    --------------    ----------------    -----------------
   Income(Loss) before income taxes                    48,632       (2,046,333)           (826,279)          (3,239,515)


Income tax expense                                          -             5,301                   -               29,665
                                                --------------    --------------    ----------------    -----------------

   Net Income(loss)                               $    48,632     $ (2,051,634)      $    (826,279)     $    (3,269,180)
                                                ==============    ==============    ================    =================


Per share data
 Net income(loss) per share
   Basic                                          $      0.00      $     (0.09)      $       (0.03)     $         (0.14)
   Diluted                                        $      0.00      $     (0.09)      $       (0.03)     $         (0.14)

Weighted average number of common shares
outstanding
   Basic                                           23,902,643        22,600,501          23,902,643           22,600,501
    Diluted                                        25,570,993        22,600,501          23,902,643           22,600,501



The accompanying notes are an integral part of these consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 (Unaudited)
                     AND NINE MONTHS ENDED DECEMBER 31, 2002


                                                                                                                    Accumulated
                                                                                    Additional                         Other
                                                                                      Paid-In       Accumulated     Comprehensive
                                  Preferred                     Common                Capital         Deficit           Loss
                             ---------------------    ---------------------------   ------------    ------------    -------------
                             Shares       Stock         Shares          Stock
                             --------    ---------    ------------    -----------   ------------    ------------    -------------
Balance, March 31, 2002            -            -      25,138,000      $  25,138    $44,381,454     $(37,094,424)      $  27,866
                             --------    ---------    ------------    -----------   ------------    ------------    -------------

Comprehensive loss
   Net loss                                                                                           (5,628,522)

   Translation adjustments                                                                                              (41,135)

   Total comprehensive loss

Issuances of preferred
stock                        166,835          167                                       285,136

Cancellation of restricted
shares                                                  (262,500)          (262)       (80,850)

Notes receivable from
officers

Deferred compensation

Non-cash stock-based
compensation                                                                             95,000
                             --------    ---------    ------------    -----------   ------------    ------------    -------------

Balance, December 31, 2002   166,835      $   167      24,875,500      $  24,876    $44,680,740     $(42,722,946)    $  (13,269)
                             --------    ---------    ------------    -----------   ------------    ------------    -------------

Comprehensive loss
   Net loss                                                                                           (826,279)

   Translation adjustments                                                                                                 (109)

   Total comprehensive loss

Notes Receivable from
officers

Non-cash stock-based
compensation                                                                           (95,000)

                             --------    ---------    ------------    -----------   ------------    ------------    -------------

Balance, June 30, 2003       166,835      $   167      24,875,500       $ 24,876    $44,585,740     $(43,549,225)    $  (13,378)
                             ========    =========    ============    ===========   ============    ============    =============


                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 (Unaudited)
                     AND NINE MONTHS ENDED DECEMBER 31, 2002


                                            Notes                                     Total
                                          Receivable          Deferred             Stockholders'
                                          from Officers     Compensation              Equity
                                         --------------    ------------------    ------------------

        Balance, March 31, 2002          $   (549,914)      $       (62,893)      $      6,727,227
                                         --------------    ------------------    ------------------

        Comprehensive loss
          Net loss                                                                     (5,628,522)

          Translation adjustments                                                         (41,135)
                                                                                 ------------------

          Total comprehensive loss                                                     (5,669,657)

        Issuances of preferred
        stock                                                                              285,303

        Cancellation of restricted
        shares                                                                            (81,112)

        Notes receivable from
        officers                                76,509                                      76,509

        Deferred compensation                                         62,893                62,893

        Non-cash stock-based
        compensation                                                                        95,000
                                         --------------    ------------------    ------------------

        Balance, December 31, 2002       $   (473,405)                     -      $      1,496,163
                                         --------------    ------------------    ------------------

        Comprehensive loss
          Net loss                                                                       (826,279)

          Translation adjustments                                                            (109)
                                                                                 ------------------

          Total comprehensive loss                                                       (826,388)

        Notes Receivable from
        officers                               (8,937)                                     (8,937)

        Non-cash stock-based
        compensation                                                                      (95,000)

                                         --------------    ------------------    ------------------
        Balance, June 30, 2003           $   (482,342)                     -        $      565,838
                                         ==============    ==================    ==================




The accompanying notes are an integral part of these consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the Six           For the Six
                                                                   Months Ended        Months Ended June
                                                                     June 30,                 30,
                                                                       2003                   2002
                                                                 ------------------    -----------------

 Cash flows from operating activities
      Net loss                                                        $  (826,279)         $(3,269,180)

 Adjustments  to  reconcile  net  loss  to  net  cash  used  in operating activities:
    Restructuring, asset impairments and other charges,
    non-cash                                                             (192,331)                    -
    Depreciation and amortization                                          440,428              720,391
    Other charges                                                                -                6,122
    Non-cash stock-based compensation                                     (95,000)               62,893
    Issuances of restricted stock                                                -              539,000
    Notes receivable from officers                                         (8,937)            (549,914)
    Deferred compensation                                                        -               62,893
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (10,820)              651,759
      Other receivables                                                          -             (12,900)
      Inventory                                                            237,571             (98,881)
      Prepaid expenses and other current assets                            157,368               24,268
      Other assets                                                           5,710                    -
      Accounts payable and other accrued expenses                        (260,602)            (323,622)
      Accrued payroll and related liabilities                             (95,643)            (306,182)
      Deferred income                                                     (15,337)             (41,756)
      Sales tax payable                                                   (13,211)              (4,321)
      Other current liabilities                                           (29,571)             (70,646)
                                                                 ------------------    -----------------
        Net cash used in operating activities                            (706,654)          (2,610,076)
                                                                 ------------------    -----------------

 Cash flows from investing activities
    Acquisition of property and equipment                                        -              (4,493)
    Capitalized software expenditures                                    (138,803)            (303,998)
    Related party notes receivable, net of repayments                            -               14,880
    Restricted cash                                                        125,700              249,300
                                                                 ------------------    -----------------
        Net cash used in investing activities                             (13,103)             (44,311)
                                                                 ------------------    -----------------

 Cash flows from financing activities
    Principal payments on debt and capital leases                         (52,272)             (91,449)
    Proceeds from sales of common stock/exercise of stock
    options and warrants                                                         -            3,475,592
    Exercises of options and warrants                                            -               19,258
                                                                 ------------------    -----------------
        Net cash (used in) provided by financing activities               (52,272)            3,403,401
                                                                 ------------------    -----------------

 Effect of exchange rates on cash                                            (109)             (23,622)
                                                                 ------------------    -----------------

 Net (decrease) increase in cash and cash equivalents                    (772,138)              725,392

 Cash and cash equivalents - beginning of period                           865,684            1,746,632
                                                                 ------------------    -----------------

 Cash and cash equivalents - end of period                             $    93,546        $   2,472,024
                                                                 ==================    =================




The accompanying notes are an integral part of these consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1 -CONSOLIDATED FINANCIAL STATEMENTS:

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

The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three month and six month periods ended June 30, 2003 and 2002, the consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002 and the consolidated statement of stockholders' equity for the six month period ended June 30, 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at June 30, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the transition report on Form 10-KSB for the nine months ended December 31, 2002.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2003, we had an accumulated deficit of $43,549,225 and negative working capital of $172,250. We also realized a net loss of $826,279 for the six months ended June 30, 2003. We believe that our working capital as of June 30, 2003 is not sufficient to fund the Company's operations beyond December 2003; and management has implemented cost saving measures and improved margins on sales, which it expects will extend the companies ability to meet its cash requirements through December 31, 2003. We have been aggressively seeking to raise additional capital through selling our equity since August 2002 and have been unable to secure such financing other than the $300,303 raised from the sale of our preferred stock in September 2002. Our efforts to raise approximately $1.5 million of additional capital through selling securities and/or debt have not been successful. Because of the weak financial condition of the Company, we expect that it will be necessary to issue securities having a valuation and terms that are far more favorable to investors than securities ION has previously issued. In order to induce investors to provide capital to ION at this time, it may be necessary to pledge all of the assets of the Company as collateral for such securities, provide liquidation preferences at a multiple of the purchase price of the securities, provide favorable conversion premiums to investors and other similar terms which could have a negative effect on the value of our common stock and rights of our equity shareholders upon liquidation or other circumstances. There is no assurance we can raise the needed $1.5 million or any additional capital on any terms reasonably acceptable to the Company. Nonetheless, the management will continue to have discussions with the creditors to defer payments and/or extend payment terms in order to improve the ability for its cash flows to fund its ongoing operations. The board of directors has also been considering strategic alternatives for the Company, which have not materialized as of this date. If the Company is unable to secure additional financing, enter into a strategic transaction or generate revenues sufficient to sustain its operations, the Company may need to consider other alternatives including ceasing its operations as early as January 2004.

Subsequent to June 30, 2003, Kam Saifi, President and Chief Executive Officer, and Cameron Saifi, Executive Vice President and Chief Operating Officer, have agreed to separate from the Company. We are continuing to negotiate the specific terms of their separation and the termination of their employment agreements. In view of the Company's financial condition, we have no plans to hire a Chief Operating Officer at this time, and Mr. Cameron Saifi's duties will be assumed by the Director of Financial Reporting, the Vice President of Sales and the Chief Technology Officer. Until the appointment of Norman E. Corn as our new Chief Executive Officer on August 16, 2003, Mr. Stephen M. Deixler served as the interim Chief Executive Officer in addition to his current responsibilities as Chairman of the Board of Directors and interim Chief Financial Officer. Also subsequent to June 30, 2003, Christopher Corrado resigned from the Board of Directors citing other professional commitments.


NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company") and have been prepared on the accrual basis of accounting. All inter-company balances and transactions have been eliminated in consolidation.

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

The significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, capitalized software including estimates of future gross revenues, and the related amortization periods, deferred tax asset valuation allowance and estimated lives of property and equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Allowance for Doubtful Accounts Receivable

The Company sells its products on credit to its customers and is subject to credit risk. Accounts receivable are reduced by an allowance to estimate the amount that will actually be collected from our customers. Many of our customers have been adversely affected by economic downturn in the telecommunications industry. If the financial condition of our customers were to materially deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Net Income (Loss) Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share when their inclusion would be antidilutive. A reconciliation between basic and diluted weighted average shares outstanding is as follows:

                                           Three Months         Three Months       Six Months Ended       Six Months
                                              Ended                Ended            June 30, 2003            Ended
                                          June 30, 2003        June 30, 2002         (Unaudited)         June 30, 2002
                                           (Unaudited)          (Unaudited)                               (Unaudited)
                                         -----------------    -----------------    -----------------    ----------------
Basic Weighted Average No. of                  23,902,643           22,600,501           23,902,643          22,600,501
Shares Outstanding
Incremental Shares for Common Stock
Equivalents                                     1,668,350              553,313            1,668,350             626,535
                                         -----------------    -----------------    -----------------    ----------------
               Total*                          25,570,993           23,153,814           25,570,993          23,227,036
                                         =================    =================    =================    ================

                   * Since there was a loss attributable to common shareholders in the three months ended June 30, 2002 and the six months ended June 30, 2003 and 2002 periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive. Potential common shares of 553,313 for the three month period ending June 30, 2002 and 1,668,350 and 626,535 for the six months ending June 30, 2003 and 2002 were excluded from the computation of diluted earnings per share.

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

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three and six months ended June 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have increased to the pro forma amounts indicated below:

                                                         Three months         Three months       Six months         Six months
                                                            ended                ended              ended             ended
                                                        June 30, 2003        June 30, 2002      June 30, 2003     June 30, 2002
                                                         (Unaudited)          (Unaudited)        (Unaudited)       (Unaudited)
                                                        ---------------      ---------------    --------------    ---------------
    Net Income
       (loss)    As reported                            $       48,632       $  (2,051,634)     $   (826,279)     $  (3,269,180)
                 Add back (Deduct): Stock based
                 employee compensation
                 determined under fair value
                 methods for all awards granted
                 since 1994 (inception)                        156,320            (459,350)         (177,507)          (883,215)
                                                        ---------------      ---------------    --------------    ---------------
    Pro forma
    net income
   (loss)                                               $      204,952       $  (2,510,984)     $ (1,003,786)     $  (4,152,395)
                                                        ===============      ===============    ==============    ===============

  Basic and diluted net income (loss) per share of
  common stock
                 As reported                            $         0.00       $       (0.09)     $      (0.03)     $       (0.14)
                 Pro forma                              $         0.01       $       (0.11)     $      (0.04)     $       (0.18)


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

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of June 30, 2003 and December 30, 2002 approximated $55,000 and $48,400, respectively.


NOTE 3 - RESTRICTED CASH:

The Company maintains a restricted cash balance in accordance with its Lease Agreement for its former Piscataway, NJ facility. On March 17, 2003 the Lease Agreement for the Piscataway, NJ facility was amended to apply $105,908 of the remaining restricted cash balance of $125,700 towards the payment of the outstanding rent obligations. The balance of $19,792 was added to the working capital reducing the letter of credit to zero. This amendment to the Lease Agreement required the Company to deposit $60,000 into a new letter of credit by December 2003. The Company has leased new premises subsequent to the balance sheet date and accordingly this lease was terminated and therefore the Company no longer has to deposit $60,000 into a new letter of credit by December 2003.(Note 10)

NOTE 4 - INVENTORY:

Inventory, net of allowance for obsolescence of $326,981 and $720,772, at June 30, 2003 and December 31, 2002, respectively, consists of the following:

                                 June 30, 2003        December 31, 2002
                                ------------------    -------------------

   Raw materials                           85,093                195,283
   Work-in-progress                        70,929                 84,230
   Finished goods                         865,675                979,755
                                ------------------    -------------------

                                     $  1,021,697           $  1,259,268
                                ==================    ===================





NOTE 5 - COMPREHENSIVE INCOME:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net loss per the financial statements and comprehensive loss.

                                                 Six Months Ended         Six Months Ended
                                                   June 30, 2003           June 30, 2002
                                                    (Unaudited)              (Unaudited)
                                                --------------------    ---------------------
     Net loss                                          $  (826,279)            $ (3,269,180)
     Effect of foreign currency translation                   (109)                 (19,277)
                                                --------------------    ---------------------
     Comprehensive loss                                $  (826,388)            $ (3,288,457)
                                                ====================    =====================

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB also issued SFAS No.143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company adopted this statement on January 1, 2003 and determined that there is no impact on its consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. There was no effect upon the adoption of this standard to the Company's consolidated financial position, results of operations, or cash flow.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The impact of FIN 45 on the Company's consolidated financial statements will depend upon whether the company enters into or modifies any guarantee arrangements. The Company did not enter into any guarantees in 2003. The Company has no guarantees.

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


In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of adopting SFAS No. 150 on its consolidated results of operations, consolidated financial position or consolidated cash flows.


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

The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. Pursuant to the terms of the Separation and Forbearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid. At June 30, 2003, the total amount owed to the Company by the Former CEO was approximately $164,089 (including accrued interest) has been fully reserved. The Company will continue to attempt to collect the note receivable.

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

The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares or under certain circumstances, when the borrower's employment with the Company terminates for any reason. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. Only the vested portion of the shares has been included in the weighted average number of common shares outstanding at June 30, 2003 and 2002. As of June 30, 2003 Mr. Kam Saifi owes approximately $283,035 (including approximately $25,035 in interest) for 2,000,000 Restricted Shares and; Mr. Cameron Saifi owes approximately $204,976 (including approximately $19,576 in interest) for 600,000 Restricted Shares.

On September 29, 2002, Mr. David Arbeitel separated employment from the Company. As a result, the note relating to Mr. Arbeitel's 37,500 vested Restricted Shares became due and payable and as of September 30, 2002, Mr. Arbeitel owed approximately $12,190 (including approximately $602 of interest) with respect to such vested shares. On November 11, 2002, Mr. Arbeitel paid the Company $12,264 (including accrued interest of $676) in satisfaction of the note for the 37,500 vested shares. The Company and Mr. Arbeitel agreed to rescind the stock purchase transaction with respect to 262,500 of the unvested Restricted Shares thereby canceling the unpaid portion of the notes in an amount of $ 85,322 (including accrued interest of $4,210) relating to such unvested shares. Messrs. Kam Saifi and Cameron Saifi have separated from the Company subsequent to June 30, 2003. The Company has entered into negotiations regarding the specific terms of Messrs. Kam Saifi and Cameron Saifi's separation and the termination of their employment agreements.

The variable accounting method used to account for the partial recourse restricted stock granted to management resulted in a cashless credit of $95,000 for the six month period ended June 30, 2003.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company entered into a lease on February 18, 1999 for approximately 26,247 square feet for its former principal executive offices at 1551 South Washington Avenue, Piscataway, New Jersey. On March 17, 2003, the Company signed an amendment with the landlord reducing the space from 26,247 to 12,722 square feet and the rent from $50,154 to $20,143 per month effective March 1, 2003. The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses. Under the term of the amendment the landlord retained the right to cancel the lease. During the quarter ended June 30, 2003, the landlord notified the Company it has exercised their right effective August 15, 2003.

The Company entered into a lease on July 21, 2003 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey 07080. The Company moved it's offices to this location on August 6, 2003. The terms of the lease require payment of $162,180 in monthly installments of $4,505 from October 1, 2003 to July 31, 2006. The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

Capital Leases

The Company leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term.

Consulting Contracts

On October 5, 2000, the Company entered into a consulting agreement with VCGI whereby VCGI is to provide the services of Ronald C. Sacks as Chief Executive Officer of the Company, and the services of three additional consultants functioning in various capacities for the Company. The fees for the consultants' services were $500,000 over a one-year period. The final payment was issued on July 2003. In addition, the individual consultants from VCGI, including Ronald
C. Sacks, were issued options to purchase 240,000 shares of common stock.

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

NOTE 11 - RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES:

As a result of the Company being notified by the landlord to cancel its lease effective August 15, 2003, the remaining value of leasehold improvements amounting to $28,955 were written-off. In addition, the Company was required to sell property and equipment in order to move into its smaller newly leased facility. Accordingly, an impairment of $163,662 was recorded which reflected the difference between the cash proceeds of the sale and the remaining value. The asset sale occurred in August 2003.

During the quarter ended June 30, 2003, the Company completed its liquidation of its UK subsidiary. As a result of the liquidation, the Company reversed its prior restructuring accrual of $508,458 related to the remaining long-term lease, and other operating accruals of $294,704. These accruals were reflected in the consolidated statement of operations in the line items that reflected the original charge.

The components of the restructuring, asset impairments and other charges are as follows:

                                           Asset Write-down          Lease Termination                   Total
                                                                           Costs
                First Quarter 2003
                charges                            $       -                $    123,510                   $   123,510
                Second Quarter 2003
                charges                            $ 192,617                $   (508,458)                  $  (315,841)
                                          -------------------      -----------------------      ------------------------
                                   Total           $ 192,617                $   (384,948)                  $  (192,331)
                                          ===================      =======================      ========================




The movement of the reserve, which related to lease termination costs, during 2003 were as follows:

        ----------------------------------------------------------- ----------------------------------
        Balance at December 31, 2002                                                      $   508,458
        ----------------------------------------------------------- ----------------------------------
        First quarter 2003 provision                                                          123,510
        ----------------------------------------------------------- ----------------------------------
        First quarter 2003 payments                                                                 -
        ----------------------------------------------------------- ----------------------------------
        Second quarter 2003 adjustment                                                      (508,458)
        ----------------------------------------------------------- ----------------------------------
        Second quarter 2003 payments                                                                -
        ----------------------------------------------------------- ----------------------------------
                                                             Total                        $   123,510
        ----------------------------------------------------------- ----------------------------------

The Company is in negotiations with the landlord for the reserved amount of $123,510 and intends to have resolution by the end of the fourth quarter 2003.

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

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). From the time of the merger in 1999 through the quarter ended December 31, 2001, the Company's principal objective was to address the need for security and network management and monitoring solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of our revenues being generated from sales to various telecommunications companies. During the quarter ended December 31, 2001, a new management team joined the Company and evaluated ION's revenue and expenditures, existing product suite, present customer base and evolving addressable market. As a result of this evaluation, the Company refocused its product line from that of network management monitoring to that of infrastructure security, which was the original focus of MicroFrame prior to the merger with Solcom. We also added significant network features to the product to broaden the scope of the potential customer base, emphasizing infrastructure security. We identified additional enterprise markets that extend beyond the telecommunications industry and believe that successfully penetrating these additional markets could positively impact revenue, although there can be no assurance that these efforts will be successful. Despite these efforts, during the last two years, the telecommunications industry has endured a significant economic downturn. Telecommunications service providers have generally reduced planned capital spending, have reduced staff, and, in some cases, sought bankruptcy proceedings and/or ceased operations. Consequently, the spending cutback of the organizations has affected the Company through reduced product orders. The decline in product orders negatively impacted our revenues, resulting in significant operating losses and negative cash flows.

As a result, it is imperative for us to be successful in increasing our revenue, reducing costs, and/or securing additional funding in the second half of 2003 in order to continue operating as a going concern. If we are not successful in raising additional equity capital, to generate sufficient cash flows to meet our obligations as they come due, our financial condition and results of operations will be materially and adversely affected and we will not be able to continue to operate as a going concern beyond December 2003. If we are successful in raising additional capital but fail to increase our revenue or reduce our expenses and defer payments and/or extend payment terms in order to allow the cash flows to meet ongoing operations, our financial condition and results of operations may be materially and adversely affected and we may not be able to continue to operate as a going concern.

RESULTS OF OPERATIONS

For the three months ended June 30, 2003 compared to the same period in 2002

Net sales for the three months ended June 30, 2003, was $874,200 compared to net sales of $960,132 for the same period in 2002, a decrease of $85,932 or 8.9%. The decrease in sales is attributable mainly to the reduction in the number of units sold in the three-month period ended June 30, 2003. The continuing impact of the overall downturn in the information technology and the telecommunications industry compounded by the weak financial condition of the Company has caused the Company's decrease in sales for this period.

Cost of sales for the three months ended June 30, 2003 was $230,851 compared to $356,505 for the same period in 2002. Cost of sales as a percentage of net sales for the six months ended June 30, 2003 decreased to 26.4% from 37.1% for the same period in 2002, and therefore gross margin increased to 73.6% from 62.9% as compared to the prior year. The decrease in cost of sales or the increase in gross margin is mainly due to lowering the costs associated with manufacturing of the appliances and lack of larger sales orders that typically require higher volume discounts.

Research and development expense, net of capitalized software development, for the three months ended June 30, 2003 was $124,356 compared to $235,309 for the same period in 2002 or a decrease of $110,953 as compared to the comparable period of the prior year. The decrease is primarily attributable to the reduction in salaries.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2003 were $579,668 compared to $2,136,968 for the same period in 2002, a decrease of $1,557,300. The reduction is due to management's implementation of cost saving strategies primarily in the areas of salary reductions, selling expenses and overhead. During the quarter ended June 30, 2003, the Company completed its liquidation of its UK subsidiary. As a result of liquidation of a foreign subsidiary and its release from creditor obligations under a plan of insolvency the Company released liabilities which totaled approximately $803,162 of which $294,704 was credited to SG&A. These accruals were reflected in the consolidated statement of operations in the line items that reflected the original charge.

Restructuring credit for the three months ended June 30, 2003 was $315,841 compared to zero in the same period in 2002. The credit arose as a result of liquidation of a foreign subsidiary and its release from creditor obligations under a plan of insolvency. The total liabilities release was approximately $803,162 of which $508,458 was credited to restructuring for a lease accrual. In addition, due to leaving the facility at 1551 south Washington Ave. the Company incurred an asset impairment charge for leasehold improvements and furniture of $192,617.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation of property and equipment was $205,657 for the three months ended June 30, 2003 compared to $281,971 in the same period in 2002. The decrease was primarily the result of fully depreciated and amortized expenses..

Net income for the three months ended June 30, 2003 was $48,632 (Net loss of $754,530 less credit from liquidation of foreign subsidiary above in the amount of $803,162) compared to a loss of $2,051,634 for the same period in 2002. This is primarily due to the reduction of operating expenses and improved gross margin.

For the six months ended June 30, 2003 compared to the same period in 2002

Net sales for the six months ended June 30, 2003, was $1,639,319 compared to net sales of $3,036,329 for the same period in 2002, a decrease of $1,397,010 or 46%. The decrease in sales is attributable mainly to the reduction in the number of units sold in the six-month period ended June 30, 2003. The Company sold mostly the ION Secure 3000 series security appliances (formerly called the Sentinel 2000) in both periods so there was no impact on revenue from a change in product mix. The continuing impact of the overall downturn in the information technology and the telecommunications industry compounded by the weak financial condition of the Company has caused the Company's decrease in sales for this period.

Cost of sales for the six months ended June 30, 2003 was $474,839 compared to $1,317,590 for the same period in 2002. Cost of sales as a percentage of net sales for the six months ended June 30, 2003 decreased to 29.0% from 43.4% for the same period in 2002, and therefore gross margin increased to 71.0% from 56.6% as compared to the prior year. The decrease in cost of sales or the increase in gross margin is mainly due to lowering the costs associated with manufacturing of the appliances and lack of larger sales orders that typically require higher volume discounts.

Research and development expense, net of capitalized software development, for the six months ended June 30, 2003 was $261,755 compared to $406,425 for the same period in 2002 or a decrease of $144,670 as compared to the comparable period of the prior year. The decrease is primarily attributable to the reduction in salaries.

Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2003 were $1,482,205 compared to $3,852,003 for the same period in
2002, a decrease of $2,369,798. The reduction is due to management's implementation of cost saving strategies primarily in the areas of salary reductions, selling expenses and overhead. During the quarter ended June 30, 2003, the Company completed its liquidation of its UK subsidiary. As a result of the liquidation, the Company reversed its prior restructuring accrual of $508,458 related to the remaining long-term lease, and other operating accruals of $294,704. These accruals were reflected in the consolidated statement of operations in the line items that reflected the original charge.

Restructuring credit for the six months ended June 30, 2003 was $192,331 compared to zero in the same period in 2002. The credit arose as a result of liquidation of a foreign subsidiary and its release from creditor obligations under a plan of insolvency. The total debt release was approximately $803,162 of which $508,458 was credited to restructuring. During the quarter ended March 31, 2003, the Company abandoned the space at California location. As a result, the Company incurred a one-time charge of $123,510 in the six months ended June 30, 2003. In addition, due to leaving the facility at 1551 South Washington Ave., the Company incurred an asset impairment charge for leasehold improvements and furniture of $192,617.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation of property and equipment - was $440,428 for the six months ended June 30, 2003 compared to $720,391 in the same period in 2002. The decrease was primarily the result of the three-year amortization period for the acquisitions of LeeMAH and Solcom Systems, Ltd coming to an end on March 31, 2002.

Net loss for the six months ended June 30, 2003 was $826,279 ($1,629,441 less credit from liquidation of foreign subsidiary above in the amount of $803,162) compared to a loss of $3,269,180 for the same period in 2002. This is primarily due to the reduction of operating expenses and improved gross margin.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2003, we had an accumulated deficit of $43,549,225 and a working capital deficit of $172,250 as compared to $184,689 at December 31, 2002. This decline in working capital was due to continued operating losses generated throughout the six months ended June 30, 2003. We also realized net losses of $826,279 and $3,269,180 for the six months ended June 30, 2003 and 2002 respectively. We believe that our working capital as of June 30, 2003 is not sufficient to fund the Company's operations beyond December 2003; and management has implemented cost saving measures and improved margins on sales, which it expects will extend the companies ability to meet its cash requirements through December 31, 2003. We have been aggressively seeking to raise additional capital through selling our equity since August 2002 and have been unable to secure such financing other than the $300,303 raised from the sale of our preferred stock in September 2002. Additionally, our efforts to raise approximately $1.5 million of additional capital through selling securities and/or debt have not been successful. Because of the weak financial condition of the Company, we expect that it will be necessary to issue securities having a valuation and terms that are far more favorable to investors than securities ION has previously issued. In order to induce investors to provide capital to ION at this time, it may be necessary to pledge all of the assets of the Company as collateral for such securities, provide liquidation preferences at a multiple of the purchase price of the securities, provide favorable conversion premiums to investors and other similar terms which could have a negative effect on the value of our common stock and rights of our equity shareholders upon liquidation or other circumstances. There is no assurance we can raise the needed $1.5 million or any additional capital on any terms reasonably acceptable to the Company. Nonetheless, the management will continue to have discussions with the creditors to defer payments and/or extend payment terms in order to improve the ability for its cash flows to fund its ongoing operations. The board of directors has also been considering strategic alternatives for the Company which have not materialized as of this date. If the Company is unable to secure additional financing, enter into a strategic transaction or generate revenues sufficient to sustain its operations, the Company may need to consider other alternatives including ceasing its operations as early as January 2004.

Net cash used in operating activities during the six months ended June 30, 2003 was $706,654 compared to net cash used during the same period in 2002 of $2,610,076. The decrease in net cash used during the six months ended June 30, 2003 compared to the same period in 2002, was primarily due to the reduction in operating expenses and improved gross margins.

Net cash used in investing activities during the six months ended June 30, 2003 was $13,103 compared to net cash used in during the same period in 2002 of $44,311. This decrease was primarily due to a reduction in Capitalized Software expenditures and restricted cash.

Net cash used from financing activities during the six months ended June 30, 2003 was $52,272 compared to net cash generated during the same period in 2002 of $3,403,401(which included $3,475,592 for the proceeds from sales of common stock).

Operating Lease commitments

The Company entered into a lease on July 21, 2003 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey 07080. The Company moved it's offices to this location on August 6, 2003. The terms of the lease require payment of $162,180 in monthly installments of $4,505 from October 1, 2003 to July 31, 2006. The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

Capital Leases

The Company leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term. Future capital lease payments as of June 30, 2003 are approximately $118,056

SIGNIFICANT ACCOUNTING POLICIES

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB also issued SFAS No.143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company adopted this statement on January 1, 2003 and determined that there is no impact on its consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. This differs from prior guidance, which required the liability to be recognized when a commitment plan was put into place. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. There was no effect upon the adoption of this standard to the Company's consolidated financial position, results of operations, or cash flow.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The impact of FIN 45 on the company's consolidated financial statements will depend upon whether the company enters into or modifies any guarantee arrangements. The Company did not enter into any guarantees in 2003.

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


In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of adopting SFAS No. 150 on its consolidated results of operations, consolidated financial position or consolidated cash flows.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 2. CHANGES IN SECURITIES.

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

Subsequent to June 30, 2003, Kam Saifi, President and Chief Executive Officer, and Cameron Saifi, Executive Vice President and Chief Operating Officer, have agreed to separate from the Company. We are continuing to negotiate the specific terms of their separation and the termination of their employment agreements. In view of the Company's financial condition, we have no plans to hire a Chief Operating Officer at this time, and Mr. Cameron Saifi's duties will be assumed by the Director of Financial Reporting, the Vice President of Sales and the Chief Technology Officer. Until the appointment of Norman E. Corn as our new Chief Executive Officer on August 16, 2003, Mr. Stephen M. Deixler served as the interim Chief Executive Officer in addition to his current responsibilities as Chairman of the Board of Directors and interim Chief Financial Officer. Also subsequent to June 30, 2003, Christopher Corrado resigned from the Board of Directors citing other professional commitments.

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

      10.16 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel./(16)/

      Exhibit
      No.           Description
      -------       -----------


      10.17 Separation Agreement and General Release dated October 31, 2002 between the Company and David Arbeitel./(16)/

      10.18 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(15)/

      10.19 Employment Agreement dated February 25, 2002, between the Company and William Whitney. /20)/

      10.20 Employment Agreement Amendment 1 dated September 30, 2002 by and between the Company and Kam Saifi.*


      10.21 Amendment dated January 8, 2003 to Employment Agreement by and between the Company and Kam Saifi.*

      10.22 Employment Agreement Amendment 1 dated September 30, 2002 by and between the Company and Cameron Saifi.*

      10.23 Amendment dated January 8, 2003 to Employment Agreement by and between the Company and Cameron Saifi.*

      10.24 Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn.*

      16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(10)/

      21.1          List of Subsidiaries./(14)/

      31.1          Section 302 Certification of the Chief Executive Officer.*

      31.2          Section 302 Certification of the Interim Chief Financial
                    Officer.*

      32.1          Section 906 Certification of the Chief Executive Officer.*

      32.2          Section 906 Certification of the Interim Chief Financial
                    Officer.*

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

* Filed herewith


(b) Reports on Form 8-K:

On May 16, 2003, the Company filed a report on Form 8-K reporting the issuance of two press releases announcing the Company's financial results for the three months ended March 31, 2003 and a transcript of the conference call hosted on May 12, 2003 discussing such financial results.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2003

                                        ION NETWORKS, INC.







                                      /s/ Norman E. Corn
                                     ------------------------------------------
                                     Norman E. Corn, Chief Executive Officer

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

      10.16 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel./(16)/

      10.17 Separation Agreement and General Release dated October 31, 2002 between the Company and David Arbeitel./(16)/

      Exhibit
      No.           Description
      -------       -----------

      10.18 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(15)/

      10.19 Employment Agreement dated February 25, 2002, between the Company and William Whitney. /20)/

      10.20 Employment Agreement Amendment 1 dated September 30, 2002 by and between the Company and Kam Saifi.*


      10.21 Amendment dated January 8, 2003 to Employment Agreement by and between the Company and Kam Saifi.*

      10.22 Employment Agreement Amendment 1 dated September 30, 2002 by and between the Company and Cameron Saifi.*

      10.23 Amendment dated January 8, 2003 to Employment Agreement by and between the Company and Cameron Saifi.*

      10.24 Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn.*

      16.1 Letter dated June 28, 2001, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission./(10)/

      21.1          List of Subsidiaries./(14)/

      31.1          Section 302 Certification of the Chief Executive Officer.*

      31.2          Section 302 Certification of the Interim Chief Financial
                    Officer.*

      32.1          Section 906 Certification of the Chief Executive Officer.*

      32.2          Section 906 Certification of the Interim Chief Financial
                    Officer.*

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