Form 10QSB
period 2003-09-30
ION NETWORKS INC
filed 2003-11-17
CIK 754813

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2003

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


               120 Corporate Boulevard, South Plainfield, NJ 07080
                    (Address of Principal Executive Offices)

                                 (908) 546-3900

                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No .

There were 24,875,500 shares of Common Stock outstanding as of November 13, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

YES___ NO X

                       ION NETWORKS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                          PART I. FINANCIAL INFORMATION

                                                                                                                         PAGE

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                        2

Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited)                                                 3

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2003 and 2002 (Unaudited)          4

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 (Unaudited) and 2002 (Unaudited)        5

Notes to Consolidated Financial Statements (Unaudited)                                                                     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                                                        10

ITEM 3. CONTROLS AND PROCEDURES                                                                                           14

                                                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                                15

ITEM 2.  CHANGES IN SECURITIES                                                                                            15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                                  15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                              15

ITEM 5.  OTHER INFORMATION                                                                                                15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                                  16

SIGNATURES                                                                                                                17

                          PART I. FINANCIAL INFORMATION

              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Transition Report on Form 10-KSB for the nine months ended December 31, 2002.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      September 30,
                                                                                         2003
                                          ASSETS                                      (Unaudited)
                                                                                      ------------
Current assets
   Cash and cash equivalents                                                          $     89,114
   Accounts receivable, less allowance for doubtful accounts of $65,478                    531,474
   Inventory, net                                                                          856,684
   Prepaid expenses and other current assets                                               136,317
                                                                                      ------------
     Total current assets                                                                1,613,589

 Restricted cash                                                                                --
Property and equipment, net                                                                 90,749
Capitalized software, less accumulated amortization of $3,697,484                          517,316
Other assets                                                                                19,709
                                                                                      ------------
     Total assets                                                                     $  2,241,363
                                                                                      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital leases                                                  $     91,055
   Current portion of long-term debt                                                            --
   Accounts payable                                                                        558,848
   Accrued expenses                                                                        468,539
   Accrued payroll and related liabilities                                                  62,844
   Deferred income                                                                         197,094
   Sales tax payable                                                                        71,147
   Other current liabilities                                                                59,865
                                                                                      ------------
     Total current liabilities
                                                                                         1,509,392
                                                                                      ------------

Long term portion of capital leases                                                         12,356
Long term debt, net of current portion                                                          --

Commitments and contingencies (Note 10)

Stockholders' Equity
   Preferred stock - par value $.001 per share; authorized 1,000,000 shares at
     September 30, 2003; 200,000 shares designated Series A at September
     30, 2003; 166,835 shares issued
     and outstanding at September 30, 2003                                                     167
   Common stock - par value $.001 per share; authorized 50,000,000 shares at
     September 30, 2003; 24,875,500 shares issued and
     outstanding at September 30, 2003                                                      24,876
   Additional paid-in capital                                                           44,585,740
   Notes receivable from officers                                                         (486.535)
   Accumulated deficit                                                                 (43,390,459)
   Accumulated other comprehensive loss                                                    (14,174)
                                                                                      ------------
   Total stockholders' equity                                                              719,615
                                                                                      ------------

     Total liabilities and stockholders' equity                                       $  2,241,363
                                                                                      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months       Three Months       Nine Months         Nine Months,
                                                     Ended             Ended              Ended               Ended
                                                    September         September         September 30,      September 30,
                                                    30, 2003          30, 2002             2003                 2002
                                                  ------------       ------------       ------------       ------------
Net sales                                         $    888,324       $  1,522,336       $  2,527,643       $  4,558,665

Cost of sales                                          214,535            557,564            689,374          1,875,153

                                                  ------------       ------------       ------------       ------------
   Gross Margin                                        673,789            964,772          1,838,269          2,683,512

                                                  ------------       ------------       ------------       ------------

Research and development expenses                      116,080            280,893            377,834            687,318
Selling, general and administrative expenses           454,509          1,614,473          1,937,370          5,465,600
Restructuring, asset impairment and other             (213,071)           154,370
charges                                               (405,402)           154,370
Depreciation and amortization expenses                 163,597            281,596            604,025          1,002,863
                                                  ------------       ------------       ------------       ------------

   Total operating expense                             521,115          2,331,332          2,513,827          7,310,151
                                                  ------------       ------------       ------------       ------------

   Income (Loss) from operations                       152,674         (1,366,560)          (675,558)        (4,626,639)

   Other income                                          3,465                 --              4,120                 --
   Interest income                                       4,308             15,663             15,633             48,121
   Interest expense                                     (1,681)            (6,255)           (11,708)           (18,149)
                                                  ------------       ------------       ------------       ------------
                                                       158,766         (1,357,152)          (667,513)        (4,596,667)
   Income (Loss) before income taxes

Income tax expense                                          --                 --                 --             29,665
                                                  ------------       ------------       ------------       ------------

   Net Income (loss)                              $    158,766       $ (1,357,152)      $   (667,513)      $ (4,626,332)
                                                  ============       ============       ============       ============


Per share data
 Net income (loss) per share
   Basic                                          $       0.01       $      (0.06)      $      (0.03)      $      (0.20)
   Diluted                                        $       0.01       $      (0.06)      $      (0.03)      $      (0.20)

Weighted average number of common shares
outstanding
   Basic                                            23,900,500         22,608,272         23,900,500         22,978,336
    Diluted                                         25,581,263         22,608,272         23,900,500         22,978,336



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Nine          For the Nine
                                                                      Months Ended          Months Ended
                                                                      September 30,        September 30,
                                                                         2003                  2002
                                                                   ------------------    -----------------
Cash flows from operating activities
     Net loss                                                        $  (667,513)         $(4,626,332)

Adjustments to reconcile net loss to net cash used in
operating activities:
   Restructuring, asset impairments and other charges,
   non-cash                                                             (528.912)             (31,807)
   Depreciation and amortization                                          604.025            1,002,863
   Other charges                                                                -                9,052
   Non-cash stock-based compensation                                     (95,000)               62,893
   Issuances of restricted stock                                                -              539,000
   Notes receivable from officers                                        (13,130)            (560,380)
   Deferred compensation                                                        -               62,893
   Changes in operating assets and liabilities:
     Accounts receivable                                                   30,288              545,553
     Other receivables                                                          -             (16,430)
     Inventory                                                            402,584              114,976
     Prepaid expenses and other current assets                             67,616             (12,444)
     Other assets                                                         (4,831)                    -
     Accounts payable and other accrued expenses                        (352,261)            (102,775)
     Accrued payroll and related liabilities                            (122,514)            (378,526)
     Deferred income                                                       42,073              (3,089)
     Sales tax payable                                                   (12,878)             (23,062)
     Other current liabilities                                           (29,452)             (51,982)
                                                                ------------------    -----------------
       Net cash used in operating activities                            (679,905)          (3,469,597)
                                                                ------------------    -----------------

Cash flows from investing activities
   Acquisition of property and equipment                                        -              (4,493)
   Capitalized software expenditures                                    (184,671)            (452,550)
   Proceeds from sales of fixed assets                                     30,129                    -
   Related party notes receivable                                               -               14,880
   Restricted cash                                                        125,700              249,300
                                                                ------------------    -----------------
       Net cash used in investing activities                             (28,842)            (192,863)
                                                                ------------------    -----------------

Cash flows from financing activities
   Principal payments on debt and capital leases                         (66,918)            (116,895)
   Issuance of Preferred Stock                                                  -              285,303
   Proceeds from sales of common stock/exercise of stock
   options and warrants                                                         -            3,475,592
   Exercises of options and warrants                                            -               19,258
                                                                ------------------    -----------------
       Net cash (used in) provided by financing activities               (66,918)            3,663,258
                                                                ------------------    -----------------

Effect of exchange rates on cash                                            (905)             (23,831)
                                                                ------------------    -----------------

Net decrease in cash and cash equivalents                               (776,570)             (23,033)

Cash and cash equivalents - beginning of period                           865,684            1,746,632
                                                                ------------------    -----------------

Cash and cash equivalents - end of period                             $    89,114        $   1,723,599
                                                                ==================    =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

NOTE 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

ION Networks, Inc ("ION" or the "Company") designs, develops, manufactures and sells infrastructure security and management products to corporations, service providers and government agencies. The Company's hardware and software products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION's infrastructure security solution operates in the IP, data center, and telephony environments and is sold by a direct sales force and indirect channel partners mainly throughout North America and Europe.

The condensed consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three month and nine month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine month period ended September 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at September 30, 2003 and 2002 not misleading have been made. The results of operation for the three and nine months ended September 30, 2003 and 2002 are not indicative of a full year or any other interim period

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the transition report on Form 10-KSB for the nine months ended December 31, 2002.

The Company's consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. At September 30, 2003, the Company had an accumulated deficit of $43,390,459 and positive working capital of $104,197. The Company also realized a net loss of $667,513 for the nine months ended September 30, 2003. We believe that our working capital as of September 30, 2003 should be sufficient to fund the Company's operations beyond December 2003, an improvement from the June 30, 2003 filing due to management implemented cost savings measures and improved margins on sales, which has had the effect of extending the Company's ability to meet its cash requirements beyond December 31, 2003. The Company continues to experience a shortfall in the cash necessary to grow inventory and further reduce indebtedness and expand operations. Management and the board of directors are exploring various alternatives to secure funding necessary to meet previously mentioned cash requirements. Based on the Company's current financial position and future cash requirements the Company will consider all viable options. Any future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and its ability to generate revenues sufficient to fund its operations. There can be no assurances that the Company will be successful in it's attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital it may become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

During the quarter ending September 30, 2003, Kam Saifi, President and Chief Executive Officer, and Cameron Saifi, Executive Vice President and Chief Operating Officer, agreed to separate from the Company. The Company, Mr. Kam Saifi and Mr. Cameron Saifi are continuing to negotiate the specific terms of their separation and the termination of their employment agreements. In view of the Company's financial condition, the Company have no plans to hire a Chief Operating Officer at this time. On August 15, 2003 Mr. Norman E. Corn assumed the duties of Chief Executive Officer, Mr. Stephen M. Deixler served as the interim Chief Executive Officer in addition to his responsibilities as Chairman of the Board of Directors and interim Chief Financial Officer. On July 7, 2003 Christopher Corrado resigned from the Board of Directors citing other professional commitments.

On September 15, 2003 Patrick Delaney assumed the duties of Chief Financial Officer, Mr. Stephen M. Deixler served as the interim Chief Financial Officer in addition to his current responsibilities as Chairman of the Board of Directors.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company") and have been prepared on the accrual basis of accounting. All inter-company balances and transactions have been eliminated in consolidation.


Net Income (Loss) Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share when their inclusion would be antidilutive. A reconciliation between basic and diluted weighted average shares outstanding is as follows:

                                           Three Months         Three Months         Nine Months          Nine Months
                                              Ended                Ended                Ended                Ended
                                           September 30,        September 30,        September 30,        September 30,
                                               2003                 2002                 2003                2002
                                            (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)
                                         -----------------    -----------------    -----------------    ----------------
Basic Weighted Average No. of                  23,900,500           22,608,272           23,900,500          22,978,336
Shares Outstanding
Incremental Shares for Common Stock
Equivalents                                     1,680,763              467,240            1,676,673             827,628
                                         -----------------    -----------------    -----------------    ----------------
               Total*                          25,581,263           23,075,512           25,577,173          23,805,964
                                         =================    =================    =================    ================

         * Since there was a loss attributable to common shareholders in the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002 periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive. Potential common shares of 467,240 for the three months ending September 30, 2002 and 1,676,673 and 827,628 for the nine months ending September 30, 2003 and 2002 were excluded from the computation of diluted earnings per share.

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party's performance is complete.

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three and nine months ended September 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have increased to the pro forma amounts indicated below:

                                                         Three months         Three months       Nine months       Nine months
                                                            ended                ended              ended             ended
                                                        September 30,        September 30,        September       September 30,
                                                             2003                 2002            30, 2003             2002

                                                         (Unaudited)          (Unaudited)        (Unaudited)        (Unaudited)
Net income       As reported                        $          158,766   $      (1,357,152)  $      (667,513)  $     (4,626,332)
(loss)
                 Add back (Deduct): Stock based
                 employee compensation
                 determined under fair value
                 methods for all awards granted
                 since 1994 (inception)                         41,746            (464,241)         (135,761)        (1,347,456)
                                                    ------------------   -----------------   ---------------   ----------------
Pro forma net                                       $          200,512   $      (1,357,152)  $      (803,274)  $     (5,973,788)
income (loss)
                                                    ==================   =================   ===============   ================

Basic and diluted net income (loss) per share of
common stock
                 As reported                        $             0.01  $            (0.06)  $         (0.03)  $          (0.20)
                 Pro forma                          $             0.01  $            (0.06)  $         (0.03)  $          (0.26)

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

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of September 30, 2003 and December 30, 2002 approximated $48,400.


NOTE 3 - RESTRICTED CASH:

The Company maintained a restricted cash balance in accordance with its Lease Agreement for its former Piscataway, NJ facility. On March 17, 2003 the Lease Agreement for the Piscataway, NJ facility was amended to apply $105,908 of the remaining restricted cash balance of $125,700 towards the payment of the outstanding rent obligations. The balance of $19,792 was added to the working capital reducing the letter of credit to zero. On August 15, 2003 this lease was terminated and the Company is not required under any agreements to maintain a restricted cash balance.

NOTE 4 - INVENTORY:

Inventory, net of allowance for obsolescence of $326,981 and $720,772, at September 30, 2003 and December 31, 2002, respectively, consists of the following:
                                    September 30, 2003      December 31, 2002
                                    --------------------    -------------------

          Raw materials                          63,471                195,283
          Work-in-progress                       64,993                 84,230
          Finished goods                        728,220                979,755
                                    --------------------    -------------------

                                             $  856,684           $  1,259,268
                                    ====================    ===================



NOTE 5 - COMPREHENSIVE INCOME:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The following table reflects the reconciliation between net loss per the financial statements and comprehensive loss.


                                                Three Months          Three Months        Nine Months Ended      Nine Months Ended
                                              Ended September        Ended September        September 30,       September 30, 2002
                                                  30, 2003              30, 2002                2003                (Unaudited)
                                                (Unaudited)            (Unaudited)           (Unaudited)
                                             -------------------    ------------------    ------------------    --------------------
Net loss                                            $   158,766         $ (1,357,152)          $  (667,513)           $ (4,626,332)
Effect of foreign currency translation                    (796)                 (209)                 (905)                (23,831)
                                             -------------------    ------------------    ------------------    --------------------
Comprehensive loss                                   $  157,970         $ (1,357,361)          $  (668,418)           $ (4,650,163)
                                             ===================    ==================    ==================    ====================

NOTE 6- NEW ACCOUNTING PRONOUNCEMENTS:


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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of adopting SFAS No. 150 on its condensed consolidated results of operations, condensed consolidated financial position or condensed consolidated cash flows. The adoption as SFAS No. 150 did not have a material impact on the Company's financial statements.

NOTE 7 - RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES:

As a result of the Company being notified by the landlord to cancel its lease effective August 15, 2003, the net book value of leasehold improvements amounting to $28,955 were written-off. In addition, the Company was required to sell property and equipment in order to move into its smaller newly leased facility. At June 30, 2003 the Company recorded an impairment of $163,662 was recorded which represents the difference between the cash proceeds of the August 2003 sale and carrying value prior to the impairment.

During the quarter ended June 30, 2003, the Company completed its liquidation of its UK subsidiary. As a result of the liquidation, the Company reversed its prior restructuring accrual of $508,458 related to the remaining long-term lease, and other operating accruals of $294,704. These accruals were reflected in the condensed consolidated statement of operations in the line items that reflected the original charge.

During the quarter ended September 30,2003 the Company successfully negotiated a settlement of a $243,071 open payable due to Xetel for a payment of $30,000 and a forgiveness of debt in the amount of $213,071.

The components of the restructuring, asset impairments and other charges are as follows:

                    Asset Impairment         Restructuring          Other Charges               Total
First Quarter
2003 charges                  $     -            $   123,510               $     -                $   123,510
Second Quarter
2003 charges                $ 192,617          $   (508,458)               $     -               $  (315,841)
Third Quarter
2003 charges                  $     -              $       -           $ (213,071)               $  (213,071)
                   ===================     ==================       ===============      =====================
            Total           $ 192,617          $   (384,948)           $ (213,071)               $  (405,402)
                   ===================     ==================       ===============      =====================


The movement of the reserve, which related to lease termination costs, during 2003 were as follows:


        ----------------------------------------------------------- ----------------------------------
        Balance at December 31, 2002                                                      $   508,458
        ----------------------------------------------------------- ----------------------------------
        First quarter 2003 provision                                                          123,510
        ----------------------------------------------------------- ----------------------------------
        First quarter 2003 payments                                                                 -
        ----------------------------------------------------------- ----------------------------------
        Second quarter 2003 adjustment                                                      (508,458)
        ----------------------------------------------------------- ----------------------------------
        Second quarter 2003 payments                                                                -
        ----------------------------------------------------------- ----------------------------------
        Third quarter 2003 adjustment                                                               -
        ----------------------------------------------------------- ----------------------------------
        Third quarter 2003 payments                                                                 -
        ----------------------------------------------------------- ----------------------------------
                                                             Total                    $       123,510
        ----------------------------------------------------------- ----------------------------------

The Company is in negotiations with the landlord from the Fremont, California location for the disposition of the reserved amount of $123,510. The Company has not occupied the space since approximately March 2003 and the successful outcome of the negotiations cannot be assured, however, the Company is confident that the amount should not exceed the reserved amount of $123,510.


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

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). From the time of the merger in 1999 through the quarter ended December 31, 2001, the Company's principal objective was to address the need for security and network management and monitoring solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of our revenues being generated from sales to various telecommunications companies. During the quarter ended December 31, 2001, a new management team joined the Company and evaluated ION's revenue and expenditures, existing product suite, present customer base and evolving addressable market. As a result of this evaluation, the Company refocused its product line from that of network management monitoring to that of infrastructure security, which was the original focus of MicroFrame prior to the merger with Solcom. We also added significant network features to the product to broaden the scope of the potential customer base, emphasizing infrastructure security. We identified additional enterprise markets that extend beyond the telecommunications industry and believe that successfully penetrating these additional markets could positively impact revenue, although there can be no assurance that these efforts will be successful. Despite these efforts, during the last two years, the telecommunications industry has endured a significant economic downturn. Telecommunications service providers have generally reduced capital spending and staff, and, in some cases, sought bankruptcy protection and/or ceased operations. Consequently, the spending cutback of these organizations has affected the Company through reduced product orders. The decline in product orders negatively impacted our revenues, resulting in significant operating losses and negative cash flows.

As a result, it is imperative for us to be successful in increasing our revenue, reducing costs, and/or securing additional funding in the future in order to continue operating as a going concern. If we are not successful in raising additional capital, or significantly improving operating results to generate sufficient cash flows to meet our obligations as they come due, our financial condition will be materially and adversely affected and the Company will not be able to continue to operate as a going concern.

RESULTS OF OPERATIONS

For the three months ended September 30, 2003 compared to the same period in
2002

Net sales for the three months ended September 30, 2003, was $888,324 compared to net sales of $1,522,336 for the same period in 2002, a decrease of $634,012 or 41.6%. The decrease in sales is attributable mainly to the reduction in the number of units sold in the three-month period ended September 30, 2003. The impact of the overall downturn in the information technology and telecommunications industries compounded by the Company's weak financial condition contributed to the Company's decline in sales for the quarter ended September 30, 2003 compared to the same period last year.

Cost of sales for the three months ended September 30, 2003 was $214,535 compared to $557,564 for the same period in 2002. Cost of sales as a percentage of net sales for the three months ended September 30, 2003 decreased to 24.2% from 36.6% for the same period in 2002, resulting therefore in gross margins increasing to 75.8% from 63.4% as compared to the prior year. The decrease in cost of sales and the increase in gross margin is mainly due to lowering the costs associated with manufacturing of the appliances, increase in the sales mix of high margin repair and maintenance revenue and fewer large volume higher discount sales orders.

Research and development expense, net of capitalized software development, for the three months ended September 30, 2003 was $116,080 compared to $280,893 for the same period in 2002 or a decrease of $164,813. The decrease is primarily contributable to reduction in salaries due to lower headcount and pay cuts.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2003 were $454,509 compared to $1,614,473 for the same period in 2002, a decrease of $1,159,964. The reduction is due to management's implementation of cost saving strategies primarily in the areas of salary reductions, selling expenses and overhead.

Restructuring for the three months ended September 30, 2003 resulted in a favorable credit of $213,071 compared to an unfavorable charge of $154,370 in the same period in 2002, or a benefit of $367,441 compared to the prior year. The Company successfully negotiated a settlement of a $243,071 due to a vendor for a payment of $30,000 and a forgiveness of debt in the amount of $213,071. During the quarter ended September 30, 2002, the Company incurred restructuring charges for severance and other related expenses in the amount of $154,370.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation of property and equipment was $163,597 for the three months ended September 30, 2003 compared to $281,596 in the same period in 2002. The decrease was due to a reduction of capitalized software and amortized goodwill and other intangibles subject to amortization in the period as compared to the prior quarter.

Net income for the three months ended September 30, 2003 was $158,766 (loss from operations of $54,305 offset by Xetel settlement of $213,071) compared to the prior year loss of $1,357,152 (loss from operation of $1,212,190 increased by restructuring charge of $154,370) for the same prior year period. This is primarily due to the reduction of operating expenses and improved gross margin. The improvement in net income was due primarily by the reduction of operating expenses, improved gross margin and impact of restructuring charges offset in part by decline in net sales.

For the nine months ended September 30, 2003 compared to the same period in 2002

Net sales for the nine months ended September 30, 2003, was $2,527,643 compared to $4,558,665 for the same period in 2002, a decrease of $2,031,022 or 44.6%. The decrease in sales is attributable mainly to the reduction in the number of units sold in the nine month period ended September 30, 2003. The impact of the overall downturn in the information technology and telecommunications industries compounded by the Company's weak financial condition contributed to the Company's decline in sales for the nine months ended September 30, 2003 compared to the same period last year.

Cost of sales for the nine months ended September 30, 2003 was $689,374 compared to $1,875,153 for the same period in 2002. Cost of sales as a percentage of net sales for the nine months ended September 30, 2003 decreased to 27.3% from 41.1% for the same period in 2002, and therefore gross margin increased to 72.7% from 58.9% as compared to the prior year. The decrease in cost of sales and the increase in gross margin is mainly due to lowering the costs associated with manufacturing of the appliances, increase in the sales mix of high margin repair and maintenance revenue and fewer large volume higher discount sales orders.

Research and development expense, net of capitalized software development, for the nine months ended September 30, 2003 was $377,834 compared to $687,318 for the same period in 2002 or a decrease of $309,484 as compared to the comparable period of the prior year. The decrease is primarily contributable to reduction in salaries due to lower headcount and pay cuts.

Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2003 were $1,937,370 compared to $5,465,600 for the same period in 2002, a decrease of $3,528,230. The reduction is due to management's implementation of cost saving strategies primarily in the areas of work force reduction, pay cuts, selling expenses and other overhead items. SG&A expenses for the nine months ended September 30, 2003 were favorably impacted by the charging in 2002 and then subsequently reversing in 2003 of $294,704 related to the liquidation of a foreign subsidiary.

Restructuring for the nine months ended September 30, 2003 was a credit of $405,402 compared to a charge of $154,370 in the same period in 2002. During the nine months ended September 30, 2003 the Company realized credits of $508,548 and $213,071 for benefits related to liquidation of foreign subsidiary and Xetel accounts payable reduction, respectively. These credits were offset in part by charges related to terminating a lease in California of $123,510 and impairment of leasehold improvements for the Companies prior headquarter locations of $192,617. During the same period last year the Company had charges totaling $154,370 for severance and other related expenses.

Depreciation and amortization expenses - amortization of capitalized software, goodwill and other acquisition related intangibles, and depreciation of property and equipment - was $604,025 for the nine months ended September 30, 2003 compared to $1,002,863 in the same period in 2002. The decrease was due to a reduction of capitalized software and amortized goodwill and other intangibles subject to amortization in the period as compared to the prior year impacted by reduction in headcount and pay cuts.

Net loss for the nine months ended September 30, 2003 was $667,513 ($1,683,746 less credit from liquidation of foreign subsidiary above in the amount of $803,162 and $213,071) compared to a loss of $4,626,332 for the same period in 2002. The improvement in net income was due primarily by the reduction of operating expenses, improved gross margin and impact of restructuring charges offset in part by decline in net sales.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Our condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2003, we had an accumulated deficit of $43,390,459 and positive working capital of $104,197. We also realized a net loss of $667,513 for the nine months ended September 30, 2003. We believe that our working capital as of September 30, 2003 should be sufficient to fund the Company's operations beyond December 2003, an improvement from the June 30, 2003 filing due to management implemented cost savings measures and improved margins on sales, which has had the effect of extending the Company's ability to meet its cash requirements beyond December 31, 2003. The Company continues to experience a shortfall in the cash necessary to grow inventory and further reduce indebtedness and expand operations. Management and the board of directors are exploring various alternatives to secure funding necessary to meet previously mentioned cash requirements. Based on the Company's current financial position and future cash requirements, the Company will consider all viable options. Any future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and its ability to generate revenues sufficient to fund its operations. There can be no assurances that the Company will be successful in it's attempts to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital it will become necessary to cease all operations.

Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash used in operating activities during the nine months ended September 30, 2003 was $679,905 compared to net cash used during the same period in 2002 of $3,469,597. The decrease in net cash used during the nine months ended September 30, 2003 compared to the same period in 2002, was primarily due to the reduction in operating expenses and improved gross margins.

Net cash used in investing activities during the nine months ended September 30, 2003 was $28,842 compared to net cash used in during the same period in 2002 of $192,863. This decrease was primarily due to a reduction in capitalized software expenditures and restricted cash.

Net cash used from financing activities during the nine months ended September 30, 2003 was $66,918 compared to net cash generated during the same period in 2002 of $3,663,258,which included $3,475,592 for the proceeds from sales of common stock.

Operating Lease commitments

The Company entered into a lease on July 21, 2003 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey 07080. The Company moved its offices to this location on August 6, 2003. The terms of the lease require payment of $162,180 in monthly installments of $4,505 from October 1, 2003 to July 31, 2006. The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

Capital Leases

The Company leases certain equipment under agreements, which are classified as capital leases. Each of the capital lease agreements expires within five years and has purchase options at the end of the lease term. Future capital lease payments as of September 30, 2003 are approximately $103,411.

SIGNIFICANT ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption as SFAS No. 150 did not have a material impact on the Company's financial statements.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

MR. NORMAN E. CORN JOINED THE COMPANY ON AUGUST 16, 2003 AND ON SEPTEMBER 8, 2003 EXECUTED THE AMENDED AND RESTATED EMPLOYMENT AGREEMENT TO PERFORM THE DUTIES OF CHIEF EXECUTIVE OFFICER.

MR. PATRICK E. DELANEY JOINED THE COMPANY ON SEPTEMBER 15, 2003 AND EXECUTED THE EMPLOYMENT AGREEMENT TO PERFORM THE DUTIES OF CHIEF FINANCIAL OFFICER.

BOTH AGREEMENTS MAYBE TERMINATED WITHOUT NOTICE AND WITHOUT SEVERANCE COMPENSATION AT THE DISCRETION OF EITHER PARTY.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit
         No.           Description
         -------       -----------

         10.20 Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn.*

         10.21 Employment Agreement dated September 15, 2003 by and between the Company and Patrick Delaney.*

         31.1     Section 302 Certification of the Chief Executive Officer.*

         31.2     Section 302 Certification of the Chief Financial Officer.*

         32.1     Section 906 Certification of the Chief Executive Officer.*

         32.2     Section 906 Certification of the Chief Financial Officer.*


* Filed herewith


(b) Reports on Form 8-K:

On May 16, 2003, the Company filed a report on Form 8-K reporting the issuance of two press releases announcing the Company's financial results for the three months ended March 31, 2003 and a transcript of the conference call hosted on May 12, 2003 discussing such financial results.

On August 14, 2003, the Company filed a report on Form 8-k as follows: ION Networks, Inc. is unable to complete and timely file its Form 10-QSB for the quarterly period ended June 30, 2003 without unreasonable effort or expense. The reasons for this delay include the recent departure of the Registrant's President and Chief Executive Officer, and the departure of the Registrant's Chief Operating Officer, both of which have increased the workload on existing staff and disrupted the preparation of the financial statements and other information necessary to completely and accurately prepare the Form 10-QSB.

On October 15, 2003, the Company filed a report on Form 8-k reporting effective October 6, 2003, Deloitte and Touche, LLP ("D&T") and the Company agreed that D & T would not continue as its principal accountants. On October 7, 2003, the Company appointed Marcum & Kliegman, LLP as the Corporation's new principal accountants for the fiscal year 2003 subject to their normal new client acceptance procedures. Prior to its appointment, the Registrant did not consult with Marcum & Kliegman, LLP regarding matters or events set forth in Items
(a)(2)(i) and (ii) of Regulation S-B of the Securities Exchange Act of 1934.

On November 3, 2003 the Company filed a report on Form 8-K/A amending the October 15, 2003 Form 8-K filing for technical corrections, in response to SEC comments. There was no substantive changes to the October 15, 2003 Form 8-k filing.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003

                               ION NETWORKS, INC.


                               /s/ Norman E. Corn
                   ------------------------------------------
                    Norman E. Corn, Chief Executive Officer



                             /s/ Patrick E. Delaney
                   ------------------------------------------
                  Patrick E. Delaney, Chief Financial Officer

                                  EXHIBIT INDEX


         10.

         Exhibit
         No.      Description
         -------  -----------


         10.20 Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn.*

         10.21 Employment Agreement dated September 15, 2003 by and between the Company and Patrick Delaney.*

         21.1     16.

         31.1     Section 302 Certification of the Chief Executive Officer.*

         31.2     Section 302 Certification of the Chief Financial Officer.*

         32.1     Section 906 Certification of the Chief Executive Officer.*

         32.2     Section 906 Certification of the Chief Financial Officer.*


     * Filed herewith