Form 10KSB
period 2003-12-31
ION NETWORKS INC
filed 2004-03-30
CIK 754813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________________ .


                          COMMISSION FILE NO.: 0-13117

                               ION NETWORKS, INC.
                 (Name of Small Business Issuer in Its Charter)


           DELAWARE                                         22-2413505
(State or Other Jurisdiction of                            (IRS Employer
 Incorporation or Organization)                        Identification Number)


                  120 CORPORATE BLVD., S. PLAINFIELD, NJ 07080
               (Address of Principal Executive Offices) (Zip Code)

                                 (908) 546-3900
                (Issuer's telephone number, including area code)

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

Yes |X|         No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent twelve-month ended December 31, 2003 totaled $ 3,342,620

The aggregate market value of voting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the "Common Stock") on March 25, 2004 of $0.11, as reported on the OTC Bulletin Board was approximately $2,237,760.14. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 24,875,500 shares of Common Stock outstanding as of March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes |_|         No |X|

                Information Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These statements include, but are not limited to, statements regarding the Company's ability to gain further market recognition and the Company's cost reduction efforts. These risks and uncertainties include, but are not limited to, uncertainty as to the acceptance of the Company's products; risks related to technological factors; potential manufacturing difficulties; uncertainty of product development; uncertainty of obtaining or maintaining adequate financing; dependence on third parties; dependence on key personnel and changes in the Company's sales force and management; the risks associated with the expansion of the Company's sales channels; competition; a limited customer base; risk of system failure, security risks and liability risks; risk of requirements to comply with government regulations; vulnerability to rapid industry change and technological obsolescence; and general economic conditions. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative or other variations of these words, or other comparable words or phrases. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1: Description of Business

Overview

      ION Networks, Inc ("ION" or the "Company") designs, develops, manufactures and sells network and information security and management products to corporations, service providers and government agencies. The Company's hardware and software products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION's network and information security solution operates in the IP, data center, telecommunications and transport, and telephony environments and is sold by a direct sales force and indirect channel partners mainly throughout North America and Europe.

      As organizations become more interconnected and dependent on networks such as the Internet, they are increasingly being exposed to a widening range of cyber-threats. These attacks occur despite the wide spread deployment of information security technologies, suggesting that it is not sufficient to only protect the electronic perimeter of an organization. With the most damaging security breaches increasingly appearing within the boundaries of organizations, network and information security has become one of the newest components of electronic security strategies. Network and information security focuses on protecting the critical infrastructure devices that support the transfer, storage, and processing of business applications and information. Network and information security also provides a method by which the tools used to manage these devices, and the administrators who keep these devices running smoothly, are protected against the threat of attack from the outside.

      The ION Secure /TM/ product suite provides ION customers with secure access, authentication, authorization, audit and administrative functions that we believe form a highly scalable, robust, reliable, easy-to-use and cost-effective comprehensive network and information security solution. ION Secure solutions include ION Secure PRIISMS centralized management software; 2000, 3000 and 5000 Series security appliances and ION Secure Soft Tokens. These solutions are based on ION proprietary software and hardware developed and maintained by the Company. ION network and information security solutions use the same single-purpose embedded ION Secure Operating System (ISOS) software on all security appliance models, with the goal of simplifying the management of thousands of IT and telecommunications infrastructure devices such as servers, routers, LAN switches, PBXs, messaging systems and multiplexers. ION solutions are designed to enable administrators to securely configure, troubleshoot and manage geographically dispersed infrastructure devices from central operations centers, reducing costly on-site visits, service disruptions and skilled personnel requirements. ION network and information security solutions can be used in a variety of networks including TCP/IP-data, PBX-telephony, telecommunications and data centers ranging in size from one to thousands of infrastructure devices. ION solutions are designed to be fully compatible with information security solutions offered by, among others, Cisco, Check Point and Nortel Networks.

      In addition to hardware/software products the Company offers an array of repair and maintenance programs. Services revenue is typically generated from integration and maintenance services in conjunction with the sale of ION solutions.

      ION's network and information security solutions are distributed via three distinct channels: (i) a direct sales force, (ii) indirect channels, such as Value Added Resellers (VARs) and (iii) Original Equipment Manufacturers (OEMs). In addition to these distribution channels, the Company further segments its markets to (i) enterprises, (ii) service providers, and (iii) governmental agencies. Each market segment has unique characteristics and provides significant opportunities to grow the Company's business in the future.

      ION Networks, Inc. is a Delaware corporation founded in 1999 through the combination of two companies, MicroFrame, Inc. (originally founded in 1982), a New Jersey corporation and SolCom Systems Limited (originally founded in 1994), a Scottish corporation located in Livingston, Scotland. In 1999, the Company expanded its technology base through the purchase of certain assets of LeeMAH DataCom Security Corporation. References in this document to "we," "our," "us," and "the Company" refer to ION Networks, Inc. Our principal executive offices are located at 120 Corporate Blvd. South Plainfield, New Jersey 07080, and our telephone number is (908) 546-3900.

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

Increasing Need to Protect the "Electronic Interior" of Businesses -- Network and Information Security

      We continue to believe that there is a growing trend of outsourcing IT professionals for services that are not core to a business, thereby creating an ever-changing climate where organizations know less and less about the backgrounds and intentions of their IT administrators. Therefore, organizations are increasingly exposed to potentially significant financial and productivity losses unless the most empowered users with access to administrative functions are adequately restricted and monitored. Information security strategies cannot be effective unless administrative services are protected through the implementation of infrastructure security strategies that safeguard infrastructure devices such as servers, routers, LAN switches, PBXs, messaging systems and multiplexers.

      We believe that many of today's most damaging security threats are appearing within the boundaries of organizations, forcing organizations to extend their security protection inward from the perimeter. Network Information Security, focuses on protecting the critical infrastructure devices that support the transfer, storage, and processing of business applications and information.

The ION Networks Solution

      The ION network and information security solution consists of ION Secure PRIISMS software and ION Secure 2000, 3000 and 5000 series appliances for centralized security policy management and distributed security policy enforcement. Together, the PRIISMS single sign-on portal and the security appliances form a secure management system to critical infrastructure devices. ION solutions also provide a variety of management features for improving administrator productivity and mediating alarms from these infrastructure devices. ION Secure 2000, 3000 and 5000 series security appliances also support management of discrete alarms for the physical environment surrounding infrastructure devices such as doors, lighting, air conditioners or diesel generators and monitoring environmental conditions including temperature, humidity, fire and water conditions.

      The ION Secure Product Suite is Intended to Provide our Customers with the following Key Benefits:

      A Complete Network and information security Solution. We believe ION offers one of the most complete, commercially available solutions in our industry for securely managing infrastructure devices. We have taken a broad approach to network and information security and developed a product suite that protects administrative interfaces with one unified solution by providing secure:

o Access -- ION solutions are designed so that administrators can only gain access to infrastructure devices through the network connectivity provided by ION Secure PRIISMS software and ION Secure 2000, 3000 and 5000 series security appliances that together form a secure and auditable environment. PRIISMS provides a single point of entry into the environment for administrators utilizing Secure Shell (SSH), Point-to-Point Tunneling Protocol (PPTP) and Telnet. Access to PRIISMS is only granted based on strong multi-factor authentication of administrators. PRIISMS servers are typically collocated in Network Operations Centers along with enterprise management and operational support systems. ION Secure 2000, 3000 and/or 5000 series security appliances are deployed throughout an organization's network to protect against unauthorized access to infrastructure devices. ION Secure PRIISMS software and ION Secure 2000, 3000 and 5000 series security appliances provide infrastructure access protection by forcing all administrative traffic through a secure management network using one or both of the following methods: (i) `Inband' meaning TCP/IP based Virtual Private Networks (IP-VPNs) with dynamic firewall capabilities and encrypted IPSec tunnels and (ii) `Out-of-band' meaning via Virtual Private Dial-up Networks (VPDNs) or over public switched telephone networks.

o Authentication -- ION network and information security solutions combine strong multi-factor authentication with "single sign-on" to the secure management environment. Administrative sessions require the use of ION Soft Tokens that use two-factor authentication. PRIISMS provides a single sign-on portal for all administrative applications. Single sign-on means that administrators need only log into PRIISMS once to easily gain secure access to the infrastructure devices they are tasked with managing. ION 2000, 3000 and 5000 series security appliances support the same strong authentication mechanisms as PRIISMS. Whether connecting in or out-of-band, multi-factor authentication is required for administrators to communicate with every ION security appliance. Private key management services are integrated into ION network and information security solutions in order to ease deployment of PRIISMS and security appliances.

o Authorization -- ION network and information security solutions provide extensive security policy management capabilities for controlling administrator actions. Policies are centrally managed via ION Secure PRIISMS software at the user or group level with distributed policy enforcement handled by the 2000, 3000 and 5000 Series security appliances. ION Secure PRIISMS multi-level authorization restricts administrator access to specific infrastructure devices, as well as prohibits the issuing of specific commands. Multi-level authorization services are intended to provide tight control over the specific commands that can be issued by administrators via command filtering.

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

Low Total Cost of Ownership. The ION solution is designed to minimize the purchase, installation and maintenance costs of Network Information Security. The list prices for our network and information security appliances currently begin at $1,250 and scale up with products and features that address a wide array of customer requirements. Many studies have shown that the complex systems integration of multiple security products is a significant component of the total cost of implementing security solutions. We believe that our cost-effective, integrated solution, consisting of easy-to-manage security appliances and management software, enables customers to avoid the expense of costly systems integration that may otherwise be required to implement and maintain an effective network and information security solution.

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

ION Networks Products and Services

      ION Networks provides a complete network and information security solution that includes secure access, authentication, authorization, audit and administration functions that form a secure management environment for managing infrastructure devices. The ION Secure network and information security solution is based on centralized security policy management and distributed security policy enforcement. It consists of centralized ION Secure PRIISMS software and distributed ION Secure 2000, 3000 and 5000 series security appliances forming a secure management network. We also provide training, consulting and support services to our customers and distribution partners.

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

      ION Secure 3000 Series. The ION Secure 3100, 3200, 3300 and 3500 security appliances combine access, console, alarm and site management functions into a single centrally manageable solution. With support for up to 28 physical `console' ports and up to 32 logical IP endpoints, the 3000 series protects user access and control for a wide variety of infrastructure devices requiring in-band and out-of-band access.

      ION Secure 5000 Series. The ION Secure 5010 and 5500 supports the same ISOS features as the 3000 series, providing support for up to 28 console ports and 64 IP enabled endpoints. With a LINUX core and integrated VPN router capabilities, the 5000 Series appliances are able to securely carry administrative traffic through an intranet or a public network via IPSec tunnel. The 5000 Series is specifically targeted at higher-end data center, server farm and IP-rich environments.

      ION Secure Soft Tokens. ION Secure soft tokens are simple to use. Each user may be assigned a `disposable' ION Secure Soft Token via email or web which can be loaded onto a Windows(R), RIM(R) Blackberry(TM) or PalmOS(R) device. Each time the user requests connectivity to PRIISMS they are challenged to enter additional criteria generated by the token that will positively identify them to the portal. ION Secure soft tokens utilize strong 3DES encryption and can be quickly activated and deactivated through PRIISMS. Employees, business partners and customers can use ION Secure tokens whether local, remote or mobile.

      Wide Range of Protected Infrastructure Devices

ION network and information security solutions protect a growing variety of infrastructure devices provided by leading IT and telecommunications network and system vendors, including vendors of:

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


Strategy

      Our goal is to extend our market position to remain one of the industry leaders for network and information security solutions for service providers, corporations and government agencies. Key elements of our strategy include:

      Extend Our Market Position in Network Infomation Security. We believe that we are establishing a growing market position as a provider of network and information security solutions designed for our target markets by offering an integrated, robust, reliable, easy-to-use suite of products at attractive prices. We intend to continue to focus our product development efforts, distribution strategies and marketing programs to satisfy the growing needs of these markets. We believe that many of the current network and information security offerings of other vendors are expensive, incomplete, technically complex and generally unable to satisfy these target markets.

      Develop New Products and Reduce Manufacturing Costs. We intend to use our product design and development expertise to expand our product offerings and reduce our manufacturing costs. We believe that new product offerings and associated cost reductions will strengthen our market position and assist us in penetrating new markets.

      Establish the ION Networks Brand. We believe that strong brand recognition in our target markets is important to our long-term success. We intend to continue to strengthen our ION Networks TM and ION SecureTM brand names through industry trade shows, our web site, advertising, direct mailings to both our resellers and our end-users, and public relations. The continued development of our reputation as a comprehensive, reliable, easy-to-use and cost effective network and information security vendor will contribute to our sales efforts.

      Expand Our Direct Channel. We intend to continue to build and expand our base of direct relationships with customers through additional marketing programs and increased targeted advertising.

      Expand Our Indirect Channels. Our distribution channels are currently in place to serve ION target markets. The Company's products have been implemented in over 50 countries by partnering with value-added resellers who sell our solutions. We intend to continue to build and expand our base of indirect channel relationships through additional marketing programs and targeted advertising.

      Expand Strategic Original Equipment Manufacturer Relationships. By entering into original equipment manufacturer ("OEM") arrangements to sell our products, we intend to build upon the brand awareness and worldwide channels of major networking and telecommunications equipment suppliers to further penetrate our target markets.

Customers

      During the year ended December 31,2003, 84 customers generated $3,342,620 in revenue from hardware, software, repairs and maintenance. Historically, our largest customers have been service providers primarily in the United States and in Europe. See also Risk Factors, "We rely on several key customers for a significant portion of our business, the loss of which would likely significantly decrease our revenues" on page 13. However, over the last year we have begun to diversify away from our traditional customer base. ION has begun to penetrate the corporate market and, in particular, the financial services sector.


ION customers can be categorized based on three market segments: Enterprises, Service Providers and Governmental Agencies:

      Enterprises. The Enterprise market consists of non-governmental organizations that do not provide goods or services from a network infrastructure, but rather use their network infrastructure as a platform to provide their own goods or services. There are many sectors in the enterprise market, including, but not limited to, banking, financial services, insurance, energy, manufacturing, retailers, pharmaceuticals, healthcare, technology and transportation.

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

      Governmental Agencies. The Government market consists of domestic and foreign governmental agencies that do not provide services from a network infrastructure, but rather use their network infrastructure as a platform to provide their own goods and services. There are many sectors in the government market, including, but not limited to, federal and national agencies, military, state agencies, local agencies, police departments, fire departments, and emergency services.

Sales and Marketing

      Our marketing programs promote ION Networks and ION Secure brand awareness and reputation as a highly scalable, robust, reliable, easy-to-use and cost-effective network and information security solution. During the year ended December 31, 2003, the Company did not have the resources to adequately strengthen our brand. ION attempted to repair damaged relationships by direct executive communications with customers. The relative effectiveness of this customer retention program should be demonstrated by improved operating results in 2004. We intend to expand and strengthen our direct and indirect channel relationships through additional marketing programs and staff, as well as increased promotional activities as resources become available.

      We believe that ION solutions are suited for both direct sale to customers and indirect channels where it is not economically efficient for us to sell directly to the end users of our products.

      Direct Sales. On December 31, 2003, the Company's sales and marketing headcount stood at 5. For the year ended December 31, 2003, approximately 37% of ION revenue came from direct sales.

      Indirect Sales/Channel Partners. We also market and sell our solutions via indirect channels through a distribution structure of Value Added Resellers
(VARs) or Channel Partners in the United States and in Europe. VARs accounted for approximately 32% of our total revenue for the year ended December 31, 2003. Our VAR partnerships are non-exclusive.

      Original Equipment Manufacturers (OEMs). We enter into select original equipment manufacturer relationships in order to take advantage of the channels of well-established companies that sell into our target markets. We believe these channels expand our overall market while having a minor impact on our own indirect channel sales. The terms of our agreements with these customers vary by contract. These agreements can generally be terminated upon 30 days written notice or if ION becomes insolvent. For the year ended December 31, 2003, our original equipment manufacturer revenue accounted for approximately 31% of total revenue.

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

      For the year ended December 31, 2003, approximately 82% of ION's sales were in the United States and Canada (Direct Sales -approximately 35%, Indirect/Channel Partners -approximately 23%, and OEM - approximately 24% ) and 18% Europe, the Middle East, Africa and other locations (Direct Sales -approximately 1.3%, Indirect/Channel Partners -approximately 8.9%, and OEM - approximately 7.8% ). (Refer to Note 12 in the Company's Consolidated Financial Statements.)

Customer Service and Technical Support

      We offer our customers a comprehensive range of support services under the ION SecureCare brand that includes electronic support, product maintenance and personalized technical support services on a worldwide basis. Our technical support staff is located at our corporate headquarters in South Plainfield, New Jersey.

      Our ION SecureCare offering includes ION 24x7 support. This support offering provides replacement for failing hardware, telephone and/or web-based technical support and software updates. Incentive programs are offered to ION SecureCare customers to provide added benefits for upgrading to newer products.

Competition

      The market for network and information security solutions is worldwide and highly competitive, and competition has begun to intensify. Competitors can be generally categorized as either: (i) information security vendors who provide high performance, security point products, or (ii) suppliers of network management appliances that provide limited infrastructure security features. Many of these solutions require additional security products in order to implement a comprehensive network and information security solution. Current and potential competitors in our markets include, but are not limited to the following companies, all of which sell worldwide or have a presence in most of the major markets for such products:

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

      Many of our competitors have generally targeted large organizations' information security needs with VPN, firewall and 3A (Authorization, Authentication and Audit) products that range in price from under one thousand to hundreds of thousands of dollars. These offerings may increase competitive pressure on some of our solutions, resulting in both lower prices and gross margins. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business. See also Risk Factors, " We face significant competition and if we do not compete successfully, our results of operations may be adversely affected" on page 12.

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

Research And Development Activities

      As of March 15, 2004, the Company had 5 R&D staff members devoting part of their time to research and development activities. We believe the part time effort of these employees will be minimally sufficient to allow the Company to keep up with technology advances for the foreseeable future. However, the Company intends to increase staff during 2004, as resources become available, in order to more rapidly introduce new and improved products.

      The current R&D staff was primarily responsible for the successful completion and release of the most recent ION Secure 2500 and 5500 security appliances, ISOS software releases and enhancing ION Secure PRIISMS functionality. These products provide ION Networks with the ability to address a more diverse computing and IP based network market due to its ability to provide connectivity across secure IP tunnels by utilizing integrated VPN router technology.

Employees

      As of March 15, 2004, the Company had 21 employees, 19 are full-time employees and 2 are part-time employees. The headcount includes 6 technical, 7 sales, marketing and support, 3 production, and 5 financial, administrative and executive capacities. None of the Company's employees are represented by labor unions. The Company considers it has generally satisfactory relations with its employees.

RISK FACTORS

      We are vulnerable to technological changes, which may cause our products and services to become obsolete which could materially and negatively impact our cash flow.

      Our industry experiences rapid technological changes, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, more advanced products produced by competitors could erode our position in existing markets or other markets that they choose to enter and prevent us from expanding into existing markets or other markets. It is difficult to estimate the life cycles of our products and services, and future success will depend, in part, upon our ability to enhance existing products and services and to develop new products and services on a timely basis. We might experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services. New products and services and enhancements might not meet the requirements of the marketplace and achieve market acceptance. If these things happen, they would materially and negatively affect cash flow, financial condition and the results of operations.

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

      In the past, we experienced fluctuations in our quarterly and annual revenues and we anticipate that such fluctuations will continue therefore making it difficult for us to predict our future operating results or profitability. Our quarterly and annual operating results may vary significantly depending on a number of factors, including:

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

o     volatility in the network and information security market; and

o     threats of terror and war.


      We cannot assure you that our revenues will not vary significantly among quarterly periods or that in future quarterly periods our results of operations will not be below prior results or the expectations of public market analysts and investors. If this occurs, the price of our common stock could significantly decrease. See also Risks Associated with Our Securities, "There is potential for fluctuation in the market price of our securities" page 14.


In the past we have experienced significant losses and negative cash flows from operations. If these trends continue in the future, it could adversely affect our financial condition.

      We have incurred significant losses and negative cash flows from operations in the past. For the year ended December 31, 2003 and the nine months ended December 31, 2002, we experienced net losses of $603,792 and $5,628,522, respectively, and negative cash flows from operations of $376,940 and $2,972,337, respectively. These results have had a negative impact on our financial condition. There can be no assurance that our business will become profitable in the future and that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

As of December 31, 2003, the Company continues to have a relatively low working capital balance, which could inhibit future growth and impact the Company's financial viability.

      Although the Company's working capital balance increased to $287,930 at December 31, 2003 as compared to $184,689 as of December 31, 2002 this balance is still lower than the Company's optimal requirements. This low working capital balance while improving, may continue to impact the ability of the Company to attract new customers and employees and could have a material adverse affect upon our business.

We face significant competition and if we do not compete successfully, our results of operations may be adversely affected.

      We are subject to significant competition from different sources for our different products and services. We cannot assure you that the market will continue to accept our hardware and software technology or that we will be able to compete successfully in the future. We believe that the main factors affecting competition in the network management business are:

o the products' ability to meet various network management and security requirements;

o     the products' ability to conform to the network and/or computer systems;

o     the products' ability to avoid becoming technologically outdated;

o the willingness and the ability of distributors to provide support customization, training and installation; and

o     the price.

      Although we believe that our present products and services are competitive, we compete with a number of large data networking, network security and enterprise management manufacturers which have financial, research and development, marketing and technical resources far greater than ours. Our competitors include, Cisco Systems, Network Associates, Cyclades, Digi, MRV Communications, Teltronics and NetScreen Technologies. Such companies may succeed in producing and distributing competitive products more effectively than we can produce and distribute our products, and may also develop new products which compete effectively with our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If our current or potential competitors were to use their greater financial, technical and marketing resources in our target markets and if we are unable to compete successfully, our business, financial condition and results of operations may be materially and adversely affected.

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

      Historically, we have been dependent on several large customers each year, but they are not necessarily the same every year. For the year ended December 31, 2003, our most significant customers (stated as an approximate percentage of revenue) were Avaya 18% and Siemens 12% compared to the nine months ended December 31, 2002, of SBC 13%, Sprint 12%, Avaya 12%, and Siemens 11% In general, we cannot predict with certainty which large customers will continue to order. The loss of any of these large customers, or the failure to attract new large customers would likely significantly decrease our revenues and future prospects, which could materially and adversely affect our business, financial condition and results of operations.

We depend upon key members of our employees and management, the loss of which could have a material adverse effect upon our business, financial condition and results of operations.

      Our business is greatly dependent on the efforts of our CEO, Mr. Norman E. Corn, our Chief Financial Officer, Mr. Patrick E. Delaney, and our Chief Technology Officer, Mr. Bill Whitney and other key employees, and on our ability to attract key personnel. Other than with respect to Messrs. N. Corn, P. Delaney, and W. Whitney, we do not have employment agreements with our other key employees. Our success depends in large part on the continued services of our key management, sales, engineering, research and development and operational personnel and on our ability to continue to attract, motivate and retain highly qualified employees and independent contractors in those areas. Competition for such personnel is intense and we cannot assure you that we will successfully attract, motivate and retain key personnel. While all of our employees have entered into non-compete agreements, there can be no assurance that any employee will remain with us. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and results of operations. Currently, we do not maintain "key man" insurance policies with respect to any of our employees.

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

Our certificate of incorporation and bylaws contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties.

      Our Certificate of Incorporation, as amended, and our Bylaws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages on an action brought by or in our right for breach of a director's duties to us or to our stockholders except in certain limited circumstances. In addition, our Certificate of Incorporation, as amended, and our Bylaws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. The Certificate of Incorporation and the Bylaws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage or deter stockholders or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit our stockholders and directors and officers.

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

      As of March 15, 2004, an aggregate of 5,423,675 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933 (Rule 144). These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. In addition, 4,987,580 shares are issuable pursuant to currently exercisable options, 1,580,500 shares are issuable pursuant to currently exercisable warrants, and 1,668,350 shares are issuable pursuant to currently convertible preferred stock of 166,835 shares. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

Our common stock was delisted from Nasdaq.

On March 19, 2003, Nasdaq notified the Company that it has not regained compliance with the minimum bid price requirement. Nasdaq determined that the Company does not meet the initial listing requirements of the Nasdaq Small Cap Market. Consequently, our Common Stock was delisted from the Nasdaq Small Cap Market at the opening of business on March 28, 2003. The delisting of our Common Stock from Nasdaq could negatively effect the prices of our stock, impair the ability of holders to sell such stock, limit the coverage of our stock by research analysts, adversely impact our efforts to secure financing, materially and adversely affect our financial condition and results of operations and will make us ineligible to register additional shares under a Form S-3.


We may be restricted from issuing new equity securities.

In September 2002, we issued shares of Series A Preferred Stock to several investors. Under the terms of the preferred stock, any issuances of equity securities or securities convertible into or exercisable for equity securities require the prior approval of the holders of a majority of the outstanding shares of Series A Preferred Stock. While two of our directors currently own such a majority, there can be no assurance that they will remain directors or that they will continue to own such a majority. If these two directors no longer continue to remain directors, or no longer continue to own a majority of the Series A Preferred Stock, or do not vote their shares of Series A Preferred Stock to permit issuances of securities approved by the board of directors, the Company would be prevented from issuing equity securities which would preclude the Company from raising equity financing, utilizing equity based compensation plans and from other actions requiring the issuance of equity securities.


We may be in default of certain registration rights obligations

      In February 2002, we issued a total of 4,000,000 shares and warrants to purchase 1,200,000 shares for a total of $3,480,000 received from various investors. In connection with this financing, we registered such securities for resale on a form S-3 pursuant to a registration rights agreement which obligated us to do so. Since our stock is no longer listed on NASDAQ, we are no longer eligible to use a Form S-3 registration statement and we may be in default under the registration rights agreement. This may render us liable for damages to the holders of the registration rights for losses they may incur as a result of the Company not maintaining an effective registration statement for their securities.

ITEM 2: DESCRIPTION OF PROPERTY

The Company entered into a lease on August 1, 2003 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey. The base rent is $4,505 per month effective October 2003 through July 2006. The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

As a result of the Company being notified by the landlord to cancel its lease effective August 15, 2003, the Company no longer occupies the space at 1551 S. Washington Avenue, Piscataway, New Jersey. The Company entered into the lease on February 18, 1999 for approximately 26,247 square feet for its principal executive offices at 1551 South Washington Avenue, Piscataway, New Jersey. On March 17, 2003, the Company signed an amendment with the landlord reducing the space from 26,247 to 12,722 square feet and the rent from $50,153.64 to $20,143.17 per month effective March 1, 2003. The Company was also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.

The Company abandoned the lease space at SolCom House, Meikle Road, Kirkton Campus, Livingston EH547DE, Scotland. . As a result, the Company recorded a charge of $508,458 in the quarter ended December 31, 2002 for the remainder of the lease term that expires on August 31, 2011.

The Company abandoned the lease space at 48834 Kato Road, Fremont, California in the Bedford Fremont Business Center. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows: $7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60. The Company entered into an abandonment agreement with the landlord in March of 2003. As a result, the Company recorded a one-time charge to SG&A expense of $ 139,610 in the quarter ended March 31, 2003. This amount represents the total lease payments from December 2002 to May 2004 offset by landlords stated sub-lease rental payments. However, the Company and Landlord have no settlement agreement in place at this time.

ITEM 3: LEGAL PROCEEDINGS

On or about June 12, 2002, Xetel Corporation ("Xetel") filed a petition (Xetel Corporation vs. ION Networks Inc., Cause No.GN201901 in the 250th District Court of Travis County, Texas) against the Company alleging that the Company owes Xetel $243,070.19 in accounts receivable for finished assemblies shipped to and accepted by the Company and $23,626.02 in purchased materials and inventory being held in Xetel's warehouse pursuant to the Company's written instruction. Xetel sought actual damages in the amount of $266,696.21, plus interest, attorneys' fees and costs, and incidental damages as a result of the Company's alleged breach. The Company successfully negotiated a settlement with Xetel Corporation in the amount of $30,000 and forgiveness of debt for the remaining amount. As a result, the Company recorded a one time credit of $213,071 in the quarter ended September 30, 2003(see note 3).

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold an annual meeting of the stockholders during the year ended December 31, 2003. The Company plans to hold an annual meeting during the year ending December 31, 2004.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock, par value $.001 per share (the "Common Stock"), is currently quoted on the OTC Bulletin board under the symbol "IONN.OB". The following table sets forth the high ask and low bid prices of the Common Stock for the periods indicated as reported on the NASDAQ National and Small Cap Market.


Year Ended December 31, 2003 Quarter Ending                     HIGH        LOW
-------------------------------------------                     ----        ---

March 31, 2003                                                 $0.28       $0.05
June 30, 2003                                                   0.11        0.05
September 30, 2003                                              0.11        0.05
December 31, 2003                                               0.11        0.04


Year Ended December 31, 2002, Quarter Ending
--------------------------------------------

March 31, 2002                                                 $1.84       $0.65
June 30, 2002                                                   0.82        0.33
September 30, 2002                                              0.45        0.15
December 31, 2002                                               0.47        0.10



Recent Sales of Unregistered Securities

None.

Security Holders

As of February 27, 2004 there were 438 holders of record of the Common Stock

Dividends

The Company has not paid any cash dividends on its Common Stock during the year ended December 31, 2003, and the nine-month ended December 31, 2002. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

ION Networks, Inc. (the "Company"), designs, develops, manufactures and sells network and information security and management products to corporations, service providers and government agencies. The Company's hardware and software products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION's products operate in the IP, data center, telecommunications and transport, and telephony environments and are sold by a direct sales force and indirect channel partners mainly throughout North America and Europe.

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994), The Company's principal objective was to address the need for security and network management and monitoring solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of our revenues being generated from sales to various telecommunications companies.

During 2003, the Company stabilized its excessive negative cash flow and in fact increased cash from a low of less than $100,000 at September 30, 2003 to approximately $357,000 at December 31, 2003. The Company continues to have a delicate cash position and while the future viability of the organization has significantly improved, it is necessary for it to continue to strictly manage expenditures and to increase revenues. In addition, it is the intention of the new management team, hired in the quarter ended September 30, 2003, to secure additional financing during 2004 to accelerate growth and insure long-term viability.

Results Of Operations

EXPLANATORY NOTE

ON OCTOBER 25, 2002, ION NETWORKS, INC. CHANGED ITS FISCAL YEAR END FROM MARCH 31 TO DECEMBER 31. AS A RESULT, PURSUANT TO THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION, THIS ANNUAL REPORT ON FORM 10-KSB PRESENTS FINANCIAL INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO A PROFORMA YEAR ENDED DECEMBER 31, 2002(UNAUDITED).


The Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002(Unaudited)

Revenues for the year ended December 31, 2003 were $3,342,620 as compared with revenues of $5,411,357 for the year ended December 31, 2002, a decrease of approximately 38% or $2,068,737. This decrease is attributable mainly to the reduction in the number of units sold for the year 2003. The decline in revenues was caused by several factors including a continued economic slump in the telecommunication industry, the reduction of ION's sales force and lack of resources for marketing activities. The Company's prices remained relatively consistent throughout both periods. The Company's cost of goods sold decreased to $892,373 or 26.7% for the year ended December 31, 2003 compared to $2,389,122 or 44.2% for the year ended December 31, 2002. The decrease is mainly due to lower costs associated with manufacturing of the appliances and an increase in the percentage of revenues relating to higher margins obtained from repair and service activities.

Research and development expenses, net of capitalized software development, decreased from $937,637 for the year ended December 31, 2002 to $503,146 for the year ended December 31, 2003, a decrease of 46.3%. This decrease for research and development expenditures was primarily due to the expense reduction of related headcount from 11 to 5.

Selling, general and administrative expenses decreased 66.1% from $7,233,824 or 133.5% of revenue for the year ended December 31, 2002 to $2,452,031 or 73.3% of revenue for the year ended December 31, 2003. This decline in expense was due primarily to reduced headcount of 25 to 11, reduced salaries for the remaining staff, and a sharp decrease in facilities expenditures due to certain cost containment programs implemented by management.


Depreciation and amortization was $736,694 for the year ended December 31, 2003 compared to $1,102,124 for the year ended December 31, 2002, a decrease of approximately 33.2%. The primary reason for this reduction in 2003 as compared to 2002 was that the Company did not purchase depreciable fixed assets.

The Company acquired a corporation business tax benefit certificate pursuant to New Jersey law which relates to the surrendering of unused net operating losses. For the year ended December 31, 2003 and for the year ended December 31, 2002, the Company received a benefit of $227,151 and $236,728, respectively.

During the year ended December 31, 2003 the Company recognized benefits from restructuring in the amount of $405,402 compared to charges in the amount of $835,315 for the year ended December 31, 2002. The bulk of this positive variance, $1,016,916, was due to a charge of $508,458 for the abandonment of space at SolCom House, Livingstion, Scotland for the year ended December 31, 2002. In the quarter ended June 30, 2003, the Company after analysis, under took a voluntary liquidation of it subsidiary ION Networks, LTD., which resulted in the reversal of the $508,458 charge.

The Company had a loss of $603,792 for the year ended December 31, 2003 compared to a loss of $6,846,068 for the year ended December 31, 2002 or an improvement of $6,242,276.

Financial Condition And Capital Resources

The Company's working capital balance as of December 31, 2003 was $287,930 compared to $184,689 as of December 31, 2002.

Net cash used in operating activities during the year ended December 31, 2003 was $376,940, compared to $4,201,040 in year ended December 31, 2002. The decrease in net cash used was primarily a result of the decrease in net losses of $6,242,276 for the year ended December 31, 2003 offset in part by non-cash restructuring benefits of $1,240,717 and reduced depreciation and amortization of $365,430.

Net cash used in investing activities during the year ended December 31, 2003 was $59,167, compared to net cash used of $286,951 in year ended December 31, 2002. Of the $59,167 of the net cash used in investing activities during the year ended December 31, 2003, $214,996 was for capitalized software expenditures offset in part by release of restricted cash of $125,700 and sale of certain assets of $30,129. During the year ended December 31, 2002 net cash used was $286,951, $505,936 was for capitalized software expenditures offset in part by release of restricted cash of $249,300.

Net cash used for financing activities during the year ended December 31, 2003 was $85,135, used to repay debt, compared to $3,652,523 provided by capital raising activities in year ended December 31, 2002. Financing activities during the year ended December 31, 2002 include the sale of 4,000,000 unregistered shares of the Company's common stock at $0.87 per share for a total consideration of $3,480,000 and the sale of 166,835 unregistered shares of the Company's Series A Preferred Stock ("Preferred Stock") at $1.80 per share for a total consideration of $300,303.00 in private equity transactions offset in part by repayment of debt and capital leases of $139,894.


Critical Accounting Policies

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

Reclassifications -

Certain amounts in the financial statements for the nine months ending December 31, 2002 have been reclassified to conform to the presentation of the financial statements for the year ended December 31, 2003.


ITEM 7: FINANCIAL STATEMENTS

The financial statements required hereby are located on pages 40 through 61.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company with the Approval of the Audit Committee of the Company's Board of Directors appointed Deloitte & Touche LLP as the Company's independent public accountants for the nine months ended December 31, 2002.

On November 11, 2003 the Company filed an 8-K/A announcing the appointment of Marcum and Kliegman, LLC as the Company's independent public accountants for the year ended December 31, 2003, effective as of October 7, 2003. The Board of Directors formally approved the appointment at its October 16, 2003 meeting.

On November 11, 2003 the Company filed an 8-K/A announcing Deloitte & Touche
LLP declination to be reappointed as the Company's independent public accountants. During the nine month period ended December 31, 2002 and the fiscal year ended March 31,2002 and the subsequent interim period through October 06, 2003, there were no disagreements with Deloitte & Touche LLP regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in their report on the financial statements for such years. The Company requested that Deloitte & Touche LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter, dated October 31, 2003 has been filed as Exhibit 16.1 to the Company's Form 10KSB for the year ended December 31, 2003.

ITEM 8A: CONTROLS AND PROCEDURES

Prior to the filing date of this annual report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of March 15, 2004 the directors and executive officers of the Company were as follows:

     Name                      Age            Position Held with the Company
     ----                      ---            ------------------------------

Norman E. Corn                 57             Chief Executive Officer

Patrick E. Delaney             50             Chief Financial Officer


William Whitney                49             Chief Technology Officer and
                                              Vice President of Research and
                                              Development

Stephen M. Deixler             68             Chairman of the Board of
                                              Directors

Baruch Halpern                 53             Director

Frank S. Russo                 61             Director


NORMAN E. CORN has served as Chief Executive Officer since August 15, 2003. Prior to joining ION, from 2000 until 2003, Mr. Corn was Executive Vice President of Liquent, Inc., a Pennsylvania-based software company that provides electronic publishing solutions, focused on the life sciences industry. Mr. Corn has also served from 1994 to 2000 as CEO of TCG Software, Inc., an offshore software services organization providing custom development to large corporate enterprises in the US. Mr. Corn has led other companies, including Axiom Systems Group, The Cobre Group, Inc., The Office Works, Inc. and Longview Results, Inc., having spent the early part of his career in sales, marketing and executive positions in AT&T and IBM.

PATRICK E. DELANEY has served as Chief Financial Officer since September 15, 2003. Prior to joining ION, from 2000 until 2003, Mr. Delaney was the President of Taracon, Inc. a privately owned independent consulting firm that provides management consulting for early and mid-stage technology and financial services companies. Mr. Delaney also served as Chief Financial Officer for two publicly traded telecommunications providers, Pointe Communications Corporation from 1993 to 2000 and Advanced Telecommunications Corporation from 1986 to 1993. Mr. Delaney has served other companies in executive capacities including: RealCom Communications, Argo Communications and ACF Industries.

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

STEPHEN M. DEIXLER has been Chairman of the Board of Directors since May 1982 and served as Chief Executive Officer of the Company from April 1996 to May 1997. He was President of the Company from May 1982 to June 1985 and served as Treasurer of the Company from its formation in 1982 until September 1993. During the period since March 2003 to September 2003, Mr. Deixler has served as the interim Chief Financial Officer of the Company. He also serves as Chairman of the Board of Trilogy Leasing Co., LLC and President of Resource Planning Inc. Mr. Deixler was the Chairman of Princeton Credit Corporation until April 1995 and Chief Financial Officer of Multipoint Communications, LLC until November 2002.

BARUCH HALPERN has served as a director of the Company since October 1999. From January 1995 to May 1999, Mr. Halpern was an institutional research analyst with Goldsmith & Harris Incorporated, where he advised institutions about investment opportunities. He was also an advisor in connection with a leveraged buy-out of a public company and several private placements. In 1999, Mr. Halpern formed Halpern Capital as a DBA entity under Goldsmith & Harris Incorporated. The DBA was subsequently moved to Magna Securities (Member: NASD/SIPC) and then UVEST Investment Services (Member: NASD/SIPC). In January 2003, Mr. Halpern formed his own broker-dealer, Halpern Capital, Inc. Over the last few years Baruch Halpern's entities were involved in numerous financings, having raised over $300 million in capital for several public entities.

FRANK RUSSO has served as a director of the Company since November 2000. Mr. Russo was with AT&T Corporation from September 1980 to September 2000 and most recently served as its Corporate Strategy and Business Development Vice President. While at AT&T Solutions, Mr. Russo held a number of other positions including that of General Manager, Network Management Services from which he helped architect and launch AT&T's entry into the global network outsourcing and professional services business. Mr. Russo retired from AT&T in 2000. Prior to joining AT&T, Mr. Russo was employed by IBM Corporation in a variety of system engineering, sales and sales management positions. Mr. Russo served on the Board of Directors of Oak Industries, Inc., a manufacturer of highly engineered components, from January1999 to February 2000, and currently serves on the Board of Directors of Advance-com, a private e-commerce company headquartered in Boston, Massachusetts.


Financial Expert

The Company's board of directors has determined that none of its current members meets the standard of an audit committee "financial expert" as defined in the Sarbanes-Oxley Act of 2002. The Company has determined that its current financial position makes it impractical to obtain the services of an additional director meeting this standard.

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

The Company believes, based solely on its review of copies of such reports received or written representations from certain Reporting Persons, that during the Company's fiscal year Messrs. Deixler, Russo and Halpern failed to file various Forms 4s and 5s with respect to the reporting of various stock options granted to them and Messrs. Corn and Delaney failed to file Forms 3s with respect to becoming executive officers of the Company in August and September 2003, respectively.

The Company has a Code of Ethics in place for all of its employees. A copy of the Company's Code of Ethics will be provided free of charge, upon written request to ION Networks, Inc 120 Corporate Blvd., South Plainfield, NJ 07080

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth the compensation earned, whether paid or deferred, by the Company's Chief Executive Officer, its other four most highly compensated executive officers during the year ended December 31, 2003, and up to four additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the year ended December 31, 2003 (the "Named Executive Officers") for services rendered in all capacities to the Company.


                           Summary Compensation Table

                                     Annual Compensation
                                     -------------------

Principal
Position                         Year Ending*        Salary($)          Bonus($)
------------------------------------------------------------------------------------
Current CEO and Executive Officers:

Norman E. Corn/(10)/             12/31/2003           60,000               --
Chief Executive Officer

Patrick E. Delaney/(11)/         12/31/2003           35,323               --
Chief Financial Officer

William Whitney/(4)(6)/          12/31/2003          117,692               --
Vice President &                 12/31/2002          112,500               --
Chief Technology                 03/31/2002            9,135               --
Officer


Former Executive Officers:

Kam Saifi/(2)(6)/(7)/            12/31/2003     163,570/(8)/               --
President & Chief                12/31/2002     273,300/(7)/               --
Executive Officer                03/31/2002     132,681/(9)/           50,000

Cameron Saifi/(3)(6)/(8)/        12/31/2003           85,130               --
Executive Vice President         12/31/2002          139,500               --
President & Chief                03/31/2002           90,519           25,000
Operating Officer

Ted I. Kaminer/(5)/(6)/          12/31/2003           14,145               --
Vice President &                 12/31/2002           90,625               --
Chief Financial Officer

                                    Summary Compensation Table

                                                       Long-term Compensation
                                                       ----------------------

                                             Awards                                            Payouts
                                             ------                                            -------

                                     Other
                                     Annual
                                     Compen-      Restricted      Securities                          All Other
Principal                            sation         Stock         Underying             LTIP            Compen-
Position                              ($)         Award(s)($)     Options (#)         Payouts($)     sation($)/(1)/
---------------------------------------------------------------------------------------------------------------------
Current CEO and Executive Officers:

Norman E. Corn/(10)/                  --               --               --               --               --
Chief Executive Officer

Patrick E. Delaney/(11)/              --               --               --               --               --
Chief Financial Officer

William Whitney/(4)(6)/               --               --               --               --               --
Vice President &                      --               --               --               --               --
Chief Technology                      --               --    100,000/(12)/               --               --
Officer


Former Executive Officers:

Kam Saifi/(2)(6)/(7)/                 --               --               --               --               --
President & Chief                     --               --               --               --               --
Executive Officer                     --    260,000/(13)/               --               --            1,398

Cameron Saifi/(3)(6)/(8)/             --               --               --               --               --
Executive Vice President              --               --               --               --               --
President & Chief                     --    186,000/(14)/               --               --            1,641
Operating Officer


Ted I. Kaminer/(5)/(6)/               --               --               --               --               --
Vice President &                      --               --     200,000/(9)/               --               --
Chief Financial Officer

----------------
*Please note that the 12/31/03 year end represents the twelve month period from 1/1/03 to 12/31/03 and the 12/31/02 year end represents the nine-month period from 4/1/02 to 12/31/02.

(1)   Represents contribution of the Company under the Company's 401(k) Plan.

(2) Mr. K. Saifi joined the Company on 10/1/01. Pursuant to his employment agreement, he received an annualized base salary of $350,000 for the nine-months ended December 31, 2002. Mr. K. Saifi separated from the Company on July 7, 2003.

(3) Mr. C. Saifi joined the Company on 10/17/01. Pursuant to his employment agreement, he received an annualized base salary of $186,000. Mr. C. Saifi separated from the Company on July 7, 2003.


(4) Mr. Whitney joined the Company on 3/11/02. Pursuant to his employment agreement, he receives an annualized base salary of $150,000.

(5) Mr. Kaminer joined the Company on 5/20/02 and separated from the Company on 2/6/03.

(6) Refer to the Employment Contracts, Termination of Employment and Change of Control Arrangements section below for a more detailed description of all consulting and employment agreements.

(7)   Includes $14,400 in auto allowance.

(8)   Includes $7,200 in auto allowance.

(9) 25,000 shares vested on May 20, 2002. The remaining shares vest as follows: 43,000 on May 20, 2003, and 16,500 at the end of each three month period, commencing with the period ending August 20,2003 and ending with the period ending May 20, 2005

(10) Mr. N. Corn joined the Company on 08/15/03. Pursuant to his employment agreement, he receives an annualized base salary of $180,000 for the fiscal year ended December 31, 2003.

(11) Mr. P. Delaney joined the Company on 09/15/03. Pursuant to his employment agreement, he receives an annualized base salary of $120,000 for the fiscal year ended December 31, 2003.

(12) These shares vest as follows: 34,000 on March 11, 2003, and 8,250 at the end of each three month period, commencing with the period ending June 11, 2003, and ending with the period ending March 11, 2005.

(13) These shares vest as follows: 250,000 on October 4, 2001, 550,000 on September 30, 2002 and 150,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 1,200,000.

(14) These shares vest as follows: 75,000 on October 17, 2001, 165,000 on September 30, 2002 and 45,000 at the end of each quarter, commencing with the quarter ended December 31, 2002, and ending with the quarter ending September 30, 2004, for a total of 360,000.

                 Option Grants for Year Ended December 31, 2003

During the year ended December 31, 2003 there were no option grants awarded to any employees.

          Aggregated Option Exercises for Year Ended December 31, 2003
                          And Year Ended Option Values

The following table sets forth certain information concerning each exercise of stock options during year ended December 31, 2003 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2003.

                                                                                                          Value of
                                                                        Number of                        Unexercised
                                                                   Securities Underlying                In-the-Money
                                 Shares                             Unexercised Options                  Options at
                               Acquired on         Value               at FY-End(#)                   FY-End($)/(1)/
Name                           Exercise (#)      Realized($)     Exercisable/Unexercisable      Exercisable/Unexercisable
----                           ------------      -----------     -------------------------      -------------------------
Current CEO and Executive Officers:

Norman E. Corn                      --               --                    --                                --

Patrick E. Delaney                  --               --                    --                                --

William Whitney                     --               --                    58,750/41,250                     --

Former Executive Officers:

Kam Saifi                           --               --                    --                                --

Cameron Saifi                       --               --                    --                                --

Ted Kaminer                         --               --                    --                                --


(1) The average price for the Common Stock as reported by the Nasdaq Bulletin Board on December 31, 2003, was $.04 per share. Value is calculated on the basis of the difference between the option exercise price and $.04 multiplied by the number of shares of Common Stock underlying the options.

Compensation of Directors

Standard Arrangements: During the year ended December 2003 no compensation was paid to any Board member.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

The Company entered into an employment agreement with Norman E. Corn dated August 15, 2003. Pursuant to the agreement Mr. Corn shall serve as Chief Executive Officer at the will of the Company. Mr. Corn's annual base salary as of March 15, 2004 was $200,000. In addition, he will receive a monthly car allowance of $900 plus, reimbursement for additional life and disability insurances. On January 28, 2004, the Company awarded Mr. Corn 1,550,000 options to purchase common stock at $0.115 per share for 800,000 incentive stock options and $0.07 per share for 750,000 non-incentive stock options. These options vested immediately. If the Company terminates Mr. Corn's employment no severance payment is contemplated by the contract.

The Company entered into an employment agreement with Patrick E. Delaney dated September 15, 2003. Pursuant to the agreement Mr. Delaney shall serve as Chief Financial Officer at the will of the Company. Mr. Delaney's annual base salary as of March 15, 2004 was $170,000.In addition, he will receive a monthly car allowance of $900 plus, reimbursement for additional life and disability insurances. On January 28, 2004, the Company awarded Mr. Delaney 1,050,000 options to purchase common stock at $0.115 per share for 800,000 incentive stock options and $0.045.per share for 250,000 non-incentive stock options. These options vested immediately. If the Company terminates Mr. Delaney's employment no severance payment is contemplated by the contract.

Effective July 7, 2003, Mr. Kam Saifi and Mr. Cameron Saifi ceased to be employed by the Company. As of the date of this filing, neither Mr. Kam Saifi nor Mr. Cameron Saifi has executed separation agreements. However, the parties continue to negotiate and seek an appropriate settlement. Presented below are these former executives employment disclosure from the period ended December 31, 2002 form 10KSB.

The Company entered into an employment agreement with Kam Saifi dated October 4, 2001. Pursuant to the agreement, Mr. Saifi served as Chief Executive Officer and President commencing October 1, 2001 and continuing through July 7, 2003. Mr. K. Saifi received a base salary at an annual rate of $250,000 during the period of October 1, 2001 and ending March 31, 2002. He received a base salary at an annual rate of $350,000 commencing April 1, 2002 and continuing through July 7, 2003. In addition he received a monthly car allowance of $1,200. Pursuant to the agreement, Mr. K. Saifi was granted restricted stock consisting of 2,000,000 shares of the Company's Common Stock at a price of $0.13 per share. As of December 31, 2003, all 2,000,000 shares were vested, but are subject to a loan and pledge in favor of the Company.

The Company entered into an employment agreement with Cameron Saifi dated October 17, 2001. Pursuant to the agreement, Mr. C. Saifi served as Chief Operating Officer and Executive Vice President commencing October 17, 2001 and continuing through July 7, 2003. Mr. C. Saifi received a base salary at an annual rate of $186,000. In addition he received a monthly car allowance of $600. Pursuant to the agreement, Mr. C. Saifi was granted restricted stock consisting of 600,000 shares of the Company's Common Stock at a price of $0.31 per share. As of December 31, 2003, all 600,000 shares were vested, but are subject to a loan and pledge in favor of the Company.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


                      Equity Compensation Plan Information
                             As of December 31, 2003


                                                                                                            (c)
                                                                                                     Number of securities
                                                      (a)                          (b)               remaining available for
                                          Number of securities to           Weighted-average         future issuance under
                                          be issued upon exercise           exercise price of      equity compensation plans
                                          of outstanding options,           outstanding options,     (excluding securities
                                           warrants, and rights            warrants, and rights     reflecting in column (a))
                                           --------------------            --------------------     -------------------------
Plan Category

Equity compensation plans approved by          1,435,155                      1.62              1,176,426
security holders/(1)/

Equity compensation plans not approved           608,000                      1.22                               -
by security holders/(2)/

Total                                          2,043,155                      1.53              1,176,426


 (1) Shareholder Approved Plans

In June 2002, the Company adopted its 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan provides for the issuance of stock options, grants of common stock and stock appreciation rights covering up to 1,250,000 shares of common stock; provided, however, no more than 250,000 shares may be issued in connection with awards or stock appreciation rights. In January 2004, the Company discovered that the 2002 Plan was improperly approved without regard to rights granted to the holders of its Series A preferred stock which required prior approval of the holders of majority of Series A preferred stock prior to issuance or authorization of equity securities or instruments convertible into or exercisable for equity securities. No awards were made under 2002 Plan. The Company is taking the position that the 2002 Plan is invalid.


In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the year ended December 31, 2003 and the nine month period ended December 31, 2002, the Company granted options to purchase zero and 838,000, shares, respectively. As of December 31, 2003, 868,775 options were outstanding under the 2000 Plan, of which 660,875 options were exercisable.

The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the "1998 Plan") is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the year ended December 31, 2003 and the nine months ended December 31, 2002, the Company granted no options to purchase shares. As of December 31, 2003, 533,629 options were outstanding under the 1998 Plan, of which 482,800 options were exercisable.


In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the year ended December 31, 2003 and the nine month ended December 31, 2002 , there were no option grants provided under the 1994 Plan. As of December 31, 2003, 32,751 options were outstanding under the 1994 Plan, of which 32,751 options were exercisable.

During the year ended December 31, 2003, and nine month period ended December 31, 2002, there were no options granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.


(2) Non-Shareholder Approved Awards

The Company as of December 31, 2003 has granted options and warrants to purchase 608,000 shares of Common Stock outside of the shareholder approved plans. The awards have been made to employees, directors and consultants, and except as noted below, have been granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has not reserved a specific number of shares for such awards. The non-shareholder approved awards are more specifically described below.


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

On March 19, 1999, the Company issued options to certain consultants and employees to purchase an aggregate of 20,000 shares of the Company's Common Stock, all of which vested on the first year anniversary of the date of grant. The options expire six years from the date of grant. However, in the event of
(a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made therefore in the transaction. The exercise price of the options is $2.41 and equals to the market value of the Company's Common Stock on the date of grant. At December 31, 2003, 10,000 options were outstanding and exercisable.

On September 25, 1996, the Company issued options to certain officers and directors to purchase 400,000 shares of the Company's Common Stock, of which 200,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. The options expire ten years from the date of grant. However, in the event of (a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made therefore in the transaction. The exercise price of the options is $1.156 and equals to the market value of the Company's Stock on the date of grant. At December 31, 2003, 400,000 options were outstanding and exercisable.

                        Beneficial Ownership Information

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 2004 by each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% percent or more of the Company's Common Stock, and by the Company's directors and named executive officers, both individually and as a group.

As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 15, 2004 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights (including conversion from Preferred Stock) which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 24,875,500 shares of Common Stock and 166,835 shares of Preferred Stock outstanding as of February 28, 2004.


                                           Common Stock      Percent of Class
                                           ------------      ----------------
Current, Directors, CEO and
  Executive Officers:

Norman E. Corn                              1,565,000/(8)/        5.9%

Patrick E. Delaney                          1,050,000/(9)/        4.1%

Stephen M. Deixler                          1,457,772/(1)/        5.7%

Frank Russo                                 361,280/(2)/          1.4%

Baruch Halpern                              1,001,760/(3)/        3.9 %

William Whitney                             168,704(6)            *


Former Executive Officers:

Kam Saifi                                   2,308,890/(4)/        9.2%

Cameron Saifi                               685,000/(5)/          2.7%


5% or more beneficial owners:

AWM Investment Company                      2,731,000/(7)/        11.03%
153 East 53rd Street, 55th Floor
New York, NY 10022

Directors and Executive Officers as a       8,598,406             28.8%
group 8 persons)


(1) Does not include 220,000 shares of Common Stock owned by Mr. Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 480,560 shares of Common Stock subject to conversion from 48,056 shares of Preferred Stock within 60 days of March 15, 2004 and 382,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2004.

(2) Includes 277,780 shares of Common Stock subject to conversion from 27,778 shares of Preferred Stock within 60 days of March 15, 2004 and 83,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2004.

(3) Does not include 17,000 shares of Common Stock owned by Mr. Halpern's daughter as to which Mr. Halpern disclaims beneficial ownership. Includes 480,560 shares of Common Stock subject to conversion from 48,056 shares of Preferred Stock within 60 days of March 15, 2004, 287,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2004 and 100,000 shares of Common Stock subject to warrants that are currently exercisable or exercisable within 60 days of March 15, 2004.

(4) Includes 138,890 shares of Common Stock subject to conversion from 13,889 shares of Preferred Stock within 60 days of March 15, 2004.

(5) Includes 85,000 shares of Common Stock subject to conversion from 8,500 shares of Preferred Stock within 60 days of March 15, 2004.

(6) Includes 38,890 shares of Common Stock subject to conversion from 3,889 shares of Preferred Stock within 60 days of March 15, 2004 and 67,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2004.

(7) Based on American Stock and Transfer & Trust list of shareholders dated February 27, 2004 plus 1,120,000 warrants to purchase common stock.

(8) Includes 15,000 shares of Common Stock and 1,550,000 shares of Common Stock subject to options that are currently exercisable.

(9) Consists of 1,050,000 shares of Common Stock subject to options that are currently exercisable.

(10) Unless otherwise noted, the address of each such person is c/o the Company, 120 Corporate Blvd., S. Plainfield, New Jersey 07080.

*Indicates ownership of Common Stock of less than one (1%) percent of the total issued and outstanding Common Stock on March 15, 2004.

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

      During April 2000, the Company made a loan (the "Loan") to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. At the time that the Loan was made to the Former CEO in April 2000, the Company was contemplating a secondary public offering and potential mergers and acquisitions opportunities. As a result, the Company did not want the Former CEO to exercise his stock options. In consideration for not exercising his stock options at that time, the Company issued the Loan to him. At that time, the Company had sufficient cash and it was contemplated that the Loan would be repaid within one year. The Loan accrues interest at a rate of LIBOR plus 1%. The LIBOR plus one percent interest rate in April 2000 was 7.197% as compared to the first mortgage interest rate in April 2000 of 6.90% for a 1-year ARM, 7.97% for a 15-year FRM and 8.30% for a 30-year FRM. This Loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO. The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000 (the "Separation and Forbearance Agreement"). The Loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. The Company agreed to extend the repayment date of the Loan so that the Former CEO would be able to repay the Loan to the Company by selling his personal residence. In addition to the Loan, pursuant to the terms of the Separation and Forbearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. These certain expenses were incurred by the Former CEO as part of his personal expense account arrangement with the Company. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid which included proceeds in the amount of $777,713.48 received by the Company on August 3, 2001 for the sale of the Former CEO's personal residence. At December 31, 2003, the total amount owed to the Company by the Former CEO was approximately $175,154, which includes interest accrued through December 31, 2003. The full amount has been recorded as a reserve against the note receivable. Because these amounts were not paid by their respective maturity dates, interest is accruing at the default interest rate of 12%. The Company will continue to attempt to collect the note receivable.

Effective October 2001, the Company approved and granted 2,600,000 shares of restricted stock to two executives: Messrs. Kam Saifi (2,000,000 shares at $0.13 per share), and Cameron Saifi, (600,000 shares at $0.31 per share) at fair value. The restricted shares vest at the rate of 12.5% on the date of grant, 27.5% on September 30, 2002, and thereafter 7.5% at the end of each quarter which commenced on December 31, 2002. These restricted shares were subject to a repurchase right which permitted the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of partial recourse interest bearing (5.46% on an annual basis) promissory notes for the value of the shares to be repaid by the officers. The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares. As of December 31, 2003 Mr. Kam Saifi owes approximately $290,718 (including approximately $32,718 of interest) for 2,000,000 Restricted Shares and; Mr. Cameron Saifi owes approximately $208,526 (including approximately $23,126 of interest) for 600,000 Restricted Shares. The issuance of the restricted shares and the notes receivable due from the officers is recorded in the Company's financial statements. The Company is continuing to negotiate agreements relating to the disposition of the loans due to the separation of the officers from the Company. As of December 31, 2003, all 2,600,000 shares were vested, but are subject to a loan and pledge in favor of the Company.

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

3.5            Form of Specimen Common Stock Certificate of the Company./(4)/

4.1            1994 Stock Option Plan of the Company. /(1)/

4.2            1998 Stock Option Plan of the Company./(2)/

4.3            1998 U.K. Sub-Plan of the Company, as amended./(2)/

4.4 Amended and Restated Certificate of Designation of Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of ION Networks, Inc. /21/

4.5            2000 Stock Option Plan of the Company./(17)/

4.6            2002 Stock Option Plan of the Company./(19)/

4.7            Form of Warrant Agreement dated July 17, 2001./(13)/

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

10.10 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(8)/

10.11 Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002./(18)/


10.12 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./(11)/

10.13 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(12)/

10.14 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(14)/

Exhibit
No.            Description
-------        -----------

10.15 Agreement and General Release dated August 15, 2002 between the Company and Ron Forster./(16)/

10.16 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel./(16)/

10.17 Separation Agreement and General Release dated October 31, 2002 between the Company and David Arbeitel./(16)/

10.18 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(15)/

10.19 Employment Agreement dated February 25, 2002, between the Company and William Whitney./21/

10.20 Employment Agreement dated August 15, 2003, between the Company and Norman E. Corn./22/

10.21 Employment Agreement dated September 15, 2003, between the Company and Patrick E. Delaney./20/

10.22 Lease Agreement dated July 21, 2003 by and between the Company and 116 Corporate Boulevard, LLC, Inc.*

16.1 Letter dated October 31,2003, from Deloitte & Touche, LLP. to the Securities and Exchange Commission./(10)/

21.1           List of Subsidiaries./(14)/

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*



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

(6) Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

(7) Incorporated by reference to the Company's Quarterly report on Form 10-QSB filed on November 14, 2000

(8) Incorporated by reference to the Company's Annual report on Form 10-KSB filed on June 29, 2001.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 17, 2000.

(10) Incorporated by reference to the Company's Annual report on Form 8-KSB filed on October 31, 2003.

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

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on November 14, 2002.

(17) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on January 11, 2002.

(18) Incorporated by Reference to the Company's Registration Statement on Form S-3 filed on March 4, 2002.

(19) Incorporated by Reference to the Company's Definitive Proxy Statement filed on September 16, 2002.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on November 17, 2003.

(21) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed on April 15, 2003.

(22) Incorporated by reference to the Company's Quarterly Report on Form 10QSB filed on September 12, 2003.

* Filed herewith

(b)   Reports on Form 8-K

On November 3, 2003, the Company filed a report on Form 8-K reporting the change of its independent principal accountants.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                        YEAR ENDED          YEAR ENDED
                                    DECEMBER 31, 2003  DECEMBER 31, 2002

Audit Fees                                $116,870          $ 73,657

Audit Related Fees                               0                 0


Tax Fees (1)                              $ 15,000          $ 30,000

All Other Fees                                   0                 0

(1) Preparation of federal, state and local income and franchise taxes.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004


                                        ION NETWORKS, INC.

                                        By: /s/ Norman E. Corn
                                            ------------------------------
                                            Norman E. Corn
                                            Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2004:


          Signature                                     Title
          ---------                                     -----

     /s/ Norman E. Corn                      Chief Executive Officer
-------------------------------
     Norman E. Corn


     /s/ Patrick E. Delaney                  Chief Financial Officer
-------------------------------
     Patrick E. Delaney


     /s/ Stephen M. Deixler                  Chairman of the Board of Directors
-------------------------------
     Stephen M. Deixler


     /s/ Baruch Halpern                      Director
-------------------------------
     Baruch Halpern

     /s/ Frank Russo                         Director
-------------------------------
     Frank Russo

ION NETWORKS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2003 AND NINE MONTHS ENDED DECEMBER 31, 2002

ION NETWORKS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2003 AND NINE MONTHS ENDED DECEMBER 31, 2002


                                                                                              Page(s)
                                                                                              -------
Independent Auditors' Report                                                                    38


Independent Auditors' Report                                                                    39


Financial Statements:

     Balance Sheet as of December 31, 2003                                                      40

     Consolidated Statements of Operations for the Year Ended December 31, 2003 and
     the Nine Months Ended December 31, 2002                                                    41

     Consolidated Statements of Cash Flows for the Year Ended December 31, 2003 and
     the Nine Months Ended December 31, 2002                                                    42

     Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2003
     and the Nine Months Ended December 31, 2002                                                43-44


Notes to Consolidated Financial Statements                                                      45-62

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ION Networks, Inc.
South Plainfield, New Jersey

We have audited the accompanying balance sheet of ION Networks, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ION Networks, Inc. as of December 31, 2003, and the consolidated results of their operations and thier cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


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

/s/ Marcum & Kliegman LLP

New York, New York
February 19, 2004

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of ION Networks, Inc. and Subsidiaries
Piscataway, New Jersey

We have audited the consolidated balance sheet (not separately included herein) of ION Networks, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine months ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the nine months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2002 financial statements, the Company's recurring losses from operations and its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, effective April 1, 2002, the Company changed its fiscal year end from March 31 to December 31.

/s/ DELOITTE & TOUCHE LLP

March 11, 2003
Parsippany, New Jersey

                               ION NETWORKS, INC.

                                  BALANCE SHEET

                                                                                      December 31,
                                      ASSETS                                              2003
                                                                                    -----------------

Current assets
   Cash and cash equivalents                                                         $    357,711
   Accounts receivable, less allowance for doubtful accounts of $66,549                   397,744
   Inventory, net                                                                         702,042
   Prepaid expenses and other current assets                                              128,138
                                                                                     ------------
     Total current assets                                                               1,585,635

   Property and equipment, net                                                             57,432
    Capitalized software, less accumulated amortization of $3,796,836                     448,288
    Other assets                                                                           13,301
                                                                                     ------------
   Total assets                                                                      $  2,104,656
                                                                                     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of capital leases                                                $     73,551
   Current portion of long-term debt                                                        2,202
   Accounts payable                                                                       340,740
   Accrued expenses                                                                       574,930
   Deferred income                                                                        200,305
   Sales tax payable                                                                       52,640
   Other current liabilities                                                               53,337
                                                                                     ------------
   Total current liabilities                                                         $  1,297,705
                                                                                     ------------

Long term debt, net of current portion                                                      9,441

Commitments and contingencies

Stockholders' Equity
   Preferred stock - par value $.001 per share; authorized 1,000,000 shares,
     200,000 shares designated Series A; 166,835 shares issued and outstanding
     (Aggregate Liquidation Preference $300,303)                                              167
   Common stock - par value $.001 per share; authorized 50,000,000 shares;
     24,875,500 shares issued and outstanding                                              24,876
     Additional paid-in capital                                                        44,585,740
   Notes receivable from former officers                                                 (486,535)
   Accumulated deficit                                                                (43,326,738)
                                                                                     ------------
Total stockholders' equity                                                                797,510

                                                                                     ------------

Total liabilities and stockholders' equity                                           $  2,104,656
                                                                                     ============

The accompanying notes are an integral part of these financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year Ended       Nine Months Ended
                                                                   December 31,        December 31,
                                                                       2003                2002
                                                                   ------------        ------------
Net sales                                                          $  3,342,620        $  3,335,160

Cost of sales                                                           866,371           1,142,902
                                                                   ------------        ------------
                                                                      2,476,249           2,192,258
   Less inventory write downs                                            26,002             285,135
                                                                   ------------        ------------
   Gross Margin                                                       2,450,247           1,907,123
                                                                   ------------        ------------

Research and development expenses                                       503,146             766,521
Selling, general and administrative expenses                          2,452,031           5,519,665
Depreciation and amortization expenses                                  736,694             835,315
Restructuring, asset impairments and other (credits) charges           (405,402)            662,828
                                                                   ------------        ------------
   Loss from operations                                                (836,222)         (5,877,206)

   Interest income                                                       19,872              36,781
   Interest expense                                                     (14,593)            (19,524)
                                                                   ------------        ------------
                                                                       (830,943)         (5,859,949)
   Loss before income taxes

Income tax benefit                                                      227,151             231,427
                                                                   ------------        ------------

   Net loss                                                        $   (603,792)       $ (5,628,522)
                                                                   ============        ============


Per share data
   Basic and diluted                                               $      (0.03)       $      (0.25)

Weighted average number of common shares outstanding
   Basic and diluted                                                 23,900,500          22,843,009

The accompanying notes are an integral part of these financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year Ended     Nine Months Ended
                                                                               December 31,       December 31,
                                                                                  2003                 2002
                                                                               -----------        -----------
Cash flows from operating activities
     Net loss                                                                  $  (603,792)       $(5,628,522)

Adjustments to reconcile net loss to net cash from operating activities:
   Restructuring, asset impairments and other charges, non-cash                   (405,402)           508,458
   Depreciation and amortization                                                   736,694            835,315
   Provision for inventory obsolescence                                            (26,002)          (285,135)
   Non-cash stock-based compensation charge                                        (95,000)            95,000
   (Cancellation) of restricted stock                                                   --            (81,112)
   Notes receivable from officers                                                  (13,130)            64,245
   Reserve allowance of related party note receivable                                   --             83,657
   Deferred compensation                                                                --             62,893
   Changes in operating assets and liabilities:
     Accounts receivable                                                           164,018            959,468
     Inventory                                                                     583,228             49,993
     Prepaid expenses and other current assets                                      75,796            280,450
     Other assets                                                                    1,577                 --
     Accounts payable and other accrued expenses                                  (690,303)           301,107
     Accrued payroll and related liabilities                                       (82,543)          (168,232)
     Deferred income                                                                45,284             39,094
     Sales tax payable                                                             (31,385)          (104,410)
     Other current liabilities                                                     (35,980)            15,394
                                                                               -----------        -----------
       Net cash used in operating activities                                      (376,940)        (2,972,337)
                                                                               -----------        -----------

Cash flows from investing activities
   Acquisition of property and equipment                                                --            (40,702)
   Capitalized software expenditures                                              (214,996)          (339,688)
   Proceeds from sale of equipment                                                  30,129                 --
   Restricted cash                                                                 125,700                 --
                                                                               -----------        -----------
       Net cash used in investing activities                                       (59,167)          (380,390)
                                                                               -----------        -----------

Cash flows from financing activities
   Repayment of restricted stock note                                                   --             12,264
   Repayment of debt                                                               (85,135)           (88,678)
   Issuances of preferred stock, net                                                    --            285,303
                                                                               -----------        -----------
       Net cash (used in) provided by financing activities                         (85,135)           208,889
                                                                               -----------        -----------

Effect of exchange rates on cash                                                    13,269            (41,135)
                                                                               -----------        -----------

Net decrease in cash and cash equivalents                                         (507,973)        (3,184,973)

Cash and cash equivalents - beginning of period                                    865,684          4,050,657
                                                                               -----------        -----------

Cash and cash equivalents - end of period                                      $   357,711        $   865,684
                                                                               ===========        ===========

Supplemental information
   Cash paid during period for interest                                        $    13,650        $    19,553
                                                                               ===========        ===========
   Cash paid for taxes                                                         $         0        $   117,401
                                                                               ===========        ===========

The accompanying notes are an integral part of these financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2003


                            Preferred                   Common              Additional      Accumulated    Accumulated Other
                       ---------------------    ------------------------     Paid-In                         Comprehensive
                       Shares       Stock        Shares         Stock        Capital          Deficit           Income
                       --------    ---------    ----------    ----------    -----------    --------------    -------------
Balance, March 31, 2002       -            -    25,138,000    $  25,138     $44,381,454     $(37,094,424)      $    27,866
                       --------    ---------    ----------    ----------    -----------    --------------    -------------

Comprehensive loss

   Net loss                                                                                  (5,628,522)

   Translation
   adjustments                                                                                                   (41,135)

   Total
   comprehensive loss

Issuances of
preferred stock        166,835          167                                    285,136

Cancellation of
restricted shares                               (262,500)         (262)       (80,850)

Notes receivable
from officers

Deferred compensation

Non-cash stock-based
compensation                                                                    95,000
                       --------    ---------    ----------    ----------    -----------    --------------    -------------

Balance, December                                                                                      $
31, 2002               166,835      $   167     24,875,500    $  24,876     $44,680,740     (42,722,946)     $   (13,269)
                       ========    =========    ==========    ==========    ===========    ==============    =============


Comprehensive loss
   Net loss                                                                                    (603,792)

   Translation
   adjustments                                                                                                     13,269

   Total
   comprehensive loss

Notes receivable
from officers

Non-cash stock-based
compensation                                                                  (95,000)
                       --------    ---------    ----------    ----------    -----------    --------------    -------------

Balance, December
31, 2003               166,835     $    167     24,875,500    $  24,876     $44,585,740    $ (43,326,738)    $           -
                       ========    =========    ==========    ==========    ===========    ==============    =============

The accompanying notes are an integral part of these financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2003


                             Notes
                           Receivable                                 Total
                          from former           Deferred          Stockholders'
                            Officers          Compensation            Equity
                         ---------------    -----------------    -----------------
Balance, March 31, 2002   $   (549,914)     $       (62,893)     $      6,727,227
                         ---------------    -----------------    -----------------

Comprehensive loss
   Net loss                                                           (5,628,522)
   Translation
   adjustments                                                           (41,135)
                                                                 -----------------

   Total
   comprehensive loss                                                 (5,669,657)

Issuances of
preferred stock                                                           285,303
Cancellation of
restricted shares                                                        (81,112)
Notes receivable
from officers                    76,509                                    76,509
Deferred compensation                                 62,893               62,893
Non-cash stock-based
compensation                                                               95,000
                         ---------------    -----------------    -----------------

Balance, December
31, 2002                  $   (473,405)                    -     $      1,496,163
                         ===============    =================    =================


Comprehensive loss
   Net loss                                                             (603,792)
   Translation
   adjustments                                                             13,269
                                                                 -----------------

   Total
   comprehensive loss                                                   (590,523)

Notes receivable
from officers                  (13,130)                                  (13,130)

Non-cash stock-based
compensation                                                             (95,000)
                         ---------------    -----------------    -----------------

Balance,
  December 31, 2002      $   (486,535)                    -       $      797,510
                         ===============    =================    =================

The accompanying notes are an integral part of these financial statements.

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

The Company

ION Networks, Inc. (the "Company"), a Delaware corporation founded in 1999 through the combination of two companies -- MicroFrame, a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland (originally founded in 1994), designs, develops, manufactures and sells network and information security and management products to corporations, service providers and government agencies. The Company's hardware and software suite of products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION's products operate in the IP, data center, telecommunications and transport, and telephony environments and are sold by a direct sales force and indirect channel partners mainly throughout North America and Europe.


Our consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2003, we had an accumulated deficit of $43,326,738 and a working capital position of $287,930. We also had net losses of $603,792 for the year ended December 31, 2003 and $5,628,522 for the nine months ended December 31, 2002.

During 2003, the Company stabilized its excessive negative cash flow and in fact increased its cash and cash equivalent position from a low of less than $100,000 at September 30, 2003 to approximately $357,000 at December 31, 2003. The Company continues to have a delicate cash position and while the future viability of the organization has significantly improved, it is necessary for it to continue to strictly manage expenditures and to increase revenues. In addition, it is the intention of the new management team, hired in the quarter ended September 30, 2003, to secure additional financing during 2004 to accelerate growth and insure long-term viability.


Basis of Presentation

Effective April 1, 2002, the Company changed its fiscal year end from March 31 to December 31. The consolidated financial statements include the presentation of the transition period beginning April 1, 2002 and ending on December 31, 2002.


The following table presents certain financial information for the years ended December 31, 2003 and 2002:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------

                                                  2003                2002
                                                  ----                ----
                                                                 (UNAUDITED)
Net Sales                                    $  3,342,260        $  5,411,357
Gross Margin                                    2,450,247           3,022,235
Loss from operations before income tax           (830,943)         (7,053,131)
Income tax benefit                                227,151             255,791
Net loss                                     $   (603,792)       $ (6,846,068)
Basic and Diluted earnings per share         $      (0.03)       $      (0.30)
Weighted average common shares                 23,900,500          22,843,009


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation


The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company"). All material inter-company balances and transactions have been eliminated in consolidation.

Due to cost containment in 2003, the Company ceased its operations in Belgium and Scotland.


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

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, capitalized software including estimates of future gross revenues, and the related amortization lives, deferred tax asset valuation allowance and depreciation and amortization lives.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

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


Inventory, net


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


The Company capitalized $214,996 and $339,688 of software development costs for the year ended December 31, 2003 and the nine months ended December 31, 2002, respectively. Amortization expense totaled $531,136 and $483,723 for the year December 31, 2003 and for the nine months ended December 31, 2002, respectively.

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Research and Development Costs

The Company charges all costs incurred to establish the technological feasibility of a product or enhancement to research and development expense in the period incurred.


Advertising Costs

The Company expenses advertising cost as incurred. The Company incurred approximately $1,000 and $17,726 for the year ended December 31, 2003 and the nine months ended December 31, 2002, respectively.


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


Shipping and Handling Costs

Shipping and handling costs incurred are billed to the customer and included as part of cost of sales.


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


                                                  Year Ended      Nine Months Ended
                                              December 31, 2003   December 31, 2002
Weighted average shares
outstanding, basic                                 23,900,500         22,843,009
Dilutive shares issuable in
connection with stock plans and
warrants granted                                           --            327,870
Conversion of preferred stock to
common stock                                        1,668,350            661,273
                                                   ----------         ----------

Weighted average shares
outstanding, diluted*                              25,568,850         23,832,152
                                                   ==========         ==========


* Since there was a loss attributable to common shareholders in these periods, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive. Potential common shares of 3,115,155 and 989,143 for the year ended December 31, 2003 and the nine month period ended December 31, 2002, repectively, were excluded from the computation of diluted earnings per share.

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Compensation


 The Company records stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. Equity instruments issued to non-employee vendors are recorded in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party's performance is complete.

During the year ended December 31, 2003 there were no options issued. The weighted-average fair values at date of grant for options granted during the nine months ended December 31, 2002 was $0.32. The fair value of each option grant for the Company's common stock is estimated on the date of the grant using the Black Scholes option pricing model.

                                                       December 31,
                                                          2002
                                                      ---------------
Expected Volatility                                       135.27%
Risk-free interest rate                                      3.96
Expected option lives                                  5.48 years


If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards. Compensation expense for the year ended December 31, 2003 and the nine months ended December 31, 2002, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below: by $217,158 and $.01 and $201,279 and $.01, respectively, for the year ended December 31, 2003 and the nine months ended December 31, 2002.

                                                     Year Ended        Nine months ended
                                                  December 31, 2003    December 31, 2002
                                                  -----------------    -----------------
Net loss
              As reported                             $  (603,792)       $(5,628,522)
              Deduct: Stock based employee
              compensation determined under the
              fair value methods                          217,158            201,279
                                                      -----------        -----------
              Pro forma net loss                      $  (820,950)       $(5,829,801)
                                                      ===========        ===========

Basic and diluted net loss per share of
common stock

              As reported                                   (0.03)             (0.25)
              Pro forma                                     (0.03)             (0.26)


Foreign Currency Translation


The financial statements of the foreign subsidiaries were prepared in local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and, accordingly, have no effect on net loss. Transaction adjustments for the foreign subsidiaries are included in income and are not material. The Company ceased its foreign operations during the year ended December 31, 2003.


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

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of December 31, 2003 approximated $48,400.

Reclassifications

Certain amounts in the financial statements for the nine month period ended December 31,2002 and year ended March 31, 2002 have been reclassified to conform to the presentation of the financial statements for the year ended December 31, 2003.

3.  RESTRUCTURING, ASSET IMPAIRMENTS AND OTHER CHARGES

As a result of the Company being notified by the landlord to cancel its lease effective August 15, 2003 at the Piscataway, NJ facility, the net book value of leasehold improvements amounting to $28,955 were written-off. In addition, the Company was required to sell property and equipment in order to move into its smaller newly leased facility. At June 30, 2003 the Company recorded an impairment of $163,662 which represents the difference between the cash proceeds of the August 2003 sale and carrying value prior to the impairment.

During the quarter ended June 30, 2003, the Company completed its voluntary liquidation of its UK subsidiary. As a result of the liquidation, the Company reversed its prior restructuring accrual of $508,458, which was recorded in fourth quarter 2002, related to the remaining long-term lease, and other operating accruals of $294,704. These accruals were reflected in the consolidated statement of operations as part of restructuring and SG&A expenses.


During the quarter ended September 30,2003 the Company successfully negotiated a settlement of a $243,071 open payable due to Xetel for a payment of $30,000 and a forgiveness of debt in the amount of $213,071.

The components of the restructuring, asset impairments and other charges are as follows:

                         Asset Impairment    Restructuring       Other Charges           Total
                         ----------------    -------------       -------------           -----
First Quarter 2003
charges                    $         --       $    123,510        $         --        $    123,510

Second Quarter 2003
charges                         192,617           (508,458)                 --            (315,841)

Third Quarter 2003
charges                              --                 --            (213,071)           (213,071)

Fourth Quarter
2003 charges                         --                 --                  --                  --
                           ============       ============        ============        ============
               Total       $    192,617       $   (384,948)       $   (213,071)       $   (405,402)
                           ============       ============        ============        ============


The Company is in negotiations with the landlord from the Fremont, California location for the disposition of the reserved amount of $123,510. The Company has not occupied the space since approximately March 2003 and the successful outcome of the negotiations cannot be assured, however, the Company believes that the amount should not exceed the reserved amount of $123,510.

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

4. INVENTORY

Inventory, net of reserves of $198,734, consists of the following:

                                                 December 31,
                                                    2003
                                                 ------------
Raw materials                                     $   62,851
Work-in-progress                                      47,044
Finished goods                                       592,147
                                                 ------------

Inventory , net                                   $  702,042
                                                 ============


Consistent with the downturn in markets served by us, we evaluated our inventory levels in light of actual and forecasted revenue. As a result, we recorded a charge of $26,002 and $285,135 to cost of sales for the year ended December 31, 2003 and the nine months ended December 31, 2002, respectively, related to reserves for excess and obsolete inventory. We will continue to monitor our excess reserves and to the extent that inventory that has been reserved as excess is ultimately sold by us, such amounts will be disclosed in the future.


5.  PROPERTY AND EQUIPMENT, NET


Property and equipment consists of the following:

                                                          December 31,
                                                              2003
                                                         --------------
Computer and other equipment                               $   807,123
Furniture and fixtures                                          68,408
                                                         --------------

                                                               875,531
Less accumulated depreciation                                  818,099
                                                         --------------

Property and equipment, net                                $    57,432
                                                         ==============


Depreciation expense for property and equipment for the year ended December 31, 2003 and the nine months ended December 31, 2002, amounted to $205,558 and $351,592. During the year ended December 31, 2003 and the nine months ended December 31, 2002, the Company retired both fully and not fully depreciated assets amounting to $1,730,369 and $847,785, respectively. During the year ended December 31, 2003 the Company relocated it's headquarters and therefore, recorded an asset impairment charge of $192,617 to recognize the retirement of assets not fully depreciated.


6.  DEBT


In 1998, the Company entered into two equipment loan agreements for its Belgium subsidiary. The first loan is for approximately $50,000, the loan was due July 2003 and bore an interest rate of 5.2%. The second loan was for approximately $30,000, the loan was due February 2003 and bore an interest rate of 2.5%. At December 31, 2003 there is no outstanding balance under either term loan. During the year ended December 31, 2003, the Company ceased its operations in Belgium.

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Due to the expiration of the Company's $1,500,000 line of credit on September 30, 2000, the Company pledged $375,000 on September 7, 2000 as collateral on an outstanding letter of credit related to the required security deposit for the Company's Piscataway, New Jersey corporate headquarters facility. On November 9, 2001, the Company entered into an agreement with the landlord for its Piscataway, NJ facility to amend the Lease Agreement dated February 18, 1999. The amendment allowed the Company to use $250,000 of its restricted cash from the letter of credit towards the rent payments for 10 months starting January 2002. On January 10, 2002, the Landlord received the $250,000 from the letter of credit per the above mentioned lease amendment. The Company agreed to replenish the letter of credit by November 2003. On March 17, 2003 the Company entered into an agreement with the landlord to amend the lease for its Piscataway, NJ facility to reduce the letter of credit to $60,000 and to replenish it by December 2003. The Company moved its corporate location as of August 15, 2003 from its Piscataway, NJ facility and no longer holds any obligations for a security deposit.

7.  INCOME TAXES

As of December 31, 2003, the Company has available federal and state net operating loss carry forwards of approximately $42,188,000 and $23,836,000, respectively, to offset future taxable income. The federal net operating loss carry forwards expire during the years 2011 through 2024. In addition, the Company has investment credit and research and development credit carry forwards aggregating approximately $405,000, which may provide future tax benefits, expiring from 2008 through 2020.

The Company acquired a corporation business tax benefit certificate pursuant to New Jersey law which relates to the surrendering of unused net operating losses. For the year ended December 2003 and the nine months ended December 31, 2002, the Company received a benefit of $227,151 and $236,728, respectively.

The components of the income tax benefit for the year ended December 31, 2003 and the nine months ended December 31, 2002 are as follows:


                                            December 31,       December 31,
                                                2003               2002
                                           ----------------    --------------
Current
     Federal                                    $  227,151        $ 236,728
     State                                              --               --
     Foreign                                            --           (5,301)
                                           ----------------    --------------
Subtotal                                        $  227,151        $ 231,427

Deferred
     Federal                                            --               --
     State                                              --               --
                                           ----------------    --------------

                                                $  227,151       $   231,427
                                           ================    ==============


The reasons for the difference between the Company's effective tax rate and the United States federal statutory rate are as follows:

                                                     December 31, December 31,
                                                       2003          2002
                                                    ------------------------

Effective tax rate reconciliation
     Statutory federal tax rate                          (34)%         (34)%
     State taxes, net of federal benefit                  (6)           (6)
     Effect of recording valuation allowance
     on net operating loss carry forwards                 39            39
     Sale of state net operating losses and other          1            (8)
                                                    ------------------------

                                                          --            -9%
                                                    ========================

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at December 31, 2003 and 2002 are as follows:

                                                                     December 31,        December 31,
                                                                        2003                2002
                                                                     ------------        ------------
Current deferred tax assets
         Inventory reserves                                          $    132,850        $    367,511
         Accrued expenses                                                  36,610              71,102
         Allowance for doubtful accounts                                   60,100              69,671
                                                                     ------------        ------------
              Total current deferred tax assets                           229,560             508,284
       Valuation allowance                                               (229,560)           (508,284)
                                                                     ------------        ------------
              Net current deferred tax assets                                  --                  --
                                                                     ------------        ------------

       Noncurrent deferred tax assets
         Depreciation and amortization                                    250,000             250,000
         Net operating loss carry forwards                             14,343,920          16,304,184
         Research and development credit                                  405,078             254,523
         Alternative minimum tax credit                                        --              20,125
                                                                     ------------        ------------

              Total noncurrent deferred tax assets                     14,998,998          16,828,832
       Valuation allowance                                            (14,784,003)        (16,329,571)
                                                                     ------------        ------------
              Net noncurrent deferred tax assets                          214,995             499,261

       Noncurrent deferred tax liabilities
         Capitalized software                                            (214,995)           (499,261)
                                                                     ------------        ------------
              Total noncurrent deferred tax liabilities              $   (214,995)       $   (499,261)
                                                                     ------------        ------------
              Net noncurrent deferred tax (liabilities) assets       $         --        $         --
                                                                     ============        ============


The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

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

RESTRICTED STOCK - Effective October 2001, the Company approved and granted 2,600,000 shares of restricted stock (the "Restricted Shares") to two executives stockholders at fair value. The Restricted Shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers' employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of partial recourse interest bearing (5.46% on an annual basis) promissory notes for the value of the Restricted Shares to be repaid by the officers. As of December 31, 2003 Mr. Kam Saifi owes approximately $290,718 (including approximately $32,718 of interest) for 2,000,000 Restricted Shares and; Mr. Cameron Saifi owes approximately $208,526 (including approximately $23,126 of interest) for 600,000 Restricted Shares.


The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares or under certain circumstances, when the borrower's employment with the Company terminates for any reason. The issuance of the restricted shares and the notes receivable due from the former officers is recorded in the Company's financial statements. On July 7, 2003, Mr. Kam Saifi and Mr. Cameron Saifi separated from the Company. The Company is in the process of negotiating settlement agreements with the former officers.

The variable accounting method used to account for the partial recourse restricted stock granted to management resulted in a cashless charge of $95,000 for the period ended December 31, 2002. In accordance with accounting guidance for the partial recourse restricted stock granted to management resulted in a reversal of the cashless charge of $95,000 for the period ended December 31, 2003

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMMON STOCK - On February 14, 2002 the Company sold 4,000,000 shares of common stock at a price of $0.87 per share, for total consideration of $3,480,000. In connection with this sale, warrants to purchase 1,120,000 shares of common stock with an exercise price of $1.25 were issued. The warrants expire on February 14, 2007.

STOCK OPTION PLANS


In June 2002, the Company adopted its 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan provides for the issuance of stock options, grants of common stock and stock appreciation rights covering up to 1,250,000 shares of common stock; provided, however, no more than 250,000 shares may be issued in connection with awards or stock appreciation rights. In January 2004, the Company discovered that the 2002 Plan was improperly approved without regard to rights granted to the holders of its Series A preferred stock which required prior approval of the holders of majority of Series A preferred stock prior to issuance or authorization of equity securities or instruments convertible into or exercisable for equity securities. No awards were made under 2002 Plan. The Company is taking the position that the 2002 Plan is invalid.


In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the year ended December 31, 2003 and the nine month period ended December 31, 2002, the Company granted options to purchase zero and 838,000, shares, respectively. At December 31, 2003, 868,775 options were outstanding under the 2000 Plan, of which 660,875 options were exercisable.

The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the "1998 Plan") is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the year ended December 31, 2003 and the nine months ended December 31, 2002, the Company granted no options to purchase shares. At December 31, 2003, 533,629 options were outstanding under the 1998 Plan, of which 482,800 options were exercisable.


In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one share of common stock on the date of grant. During the year ended December 31, 2003 and the nine month period ended December 31, 2002, there were no option grants provided under the 1994 Plan. At December 31, 2003, 32,751 options were outstanding under the 1994 Plan, of which 32,751 options were exercisable.


WARRANTS


During July 2001 in connection with services being performed by a consultant, the Company issued warrants to purchase 48,000 shares of the Company's common stock at $0.62 per share, as of December 31, 2003 no warrants have been exercised. The warrants vested immediately and expire five years from the date of the grant. The Company recorded compensation expense of $13,199 based upon the fair value of the vested warrants as determined using the Black Scholes pricing model. In connection with the sale of common stock on February 14, 2003, warrants to purchase 1,120,000 shares of common stock with an exercise price of $1.25 were issued. The warrants expire on February 14, 2007.


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

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OTHER OPTIONS

During September 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's common stock, of which 420,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. Options expire ten years from the date of grant. The exercise price of the options is equal to the market value of the Company's stock on the date of grant. There were no stock option exercised during the year ended December 31, 2003 and the nine months ended December 31, 2002. At December 31, 2003, 400,000 options were outstanding and exercisable.

During March 1999, the Company issued options to certain employees and consultants to purchase 20,000 shares of the Company's common stock, all of which vested on the first year anniversary of the date of the grant. The options expire six years from the date of the grant. The exercise price of the options is equal to the market value of the Company's common stock on the date of the grant. There were no stock options exercised during the year ended December 31, 2003 and the nine month period ended December 31, 2002. At December 31, 2003, 10,000 options were outstanding and exercisable.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its options. During the year ended December 31, 2003 and the nine months ended December 31, 2002 the Company had recorded no compensation expense as no options were granted to employees below market value.

Details of the options granted are as follows:

                                                                                Weighted Average            Option Price
                                                               Shares          Exercise Price ($)          Per Share ($)
                                                          -----------------   ----------------------    ---------------------
Options outstanding at March 31, 2002                            4,928,260                     1.92            0.12 to 36.44
     Granted                                                       838,000                     0.44             0.16 to 0.79
     Canceled                                                  (2,099,158)                     1.84            0.12 to 36.44
     Exercised                                                           -                        -                        -
                                                          -----------------   ----------------------    ---------------------

Options outstanding at December 31, 2002                         3,667,102                     1.62            0.12 to 35.03
                                                          -----------------   ----------------------    ---------------------
     Granted                                                             -                        -
     Canceled                                                  (1,821,947)                     3.55            0.12 to 33.44
     Exercised                                                           -                        -

Options outstanding at December 31, 2003                         1,845,155                     1.52            0.12 to 35.03
                                                          -----------------   ----------------------    ---------------------

Options exercisable at December 31, 2003                         1,586,426                     1.37       $    0.12 to 35.03
                                                          -----------------   ----------------------    ---------------------

                                                                                                                      Weighted
                                                        Weighted Average         Weighted                              Average
                                  Number               Remaining Years of         Average            Number           Exercise
    Range of Exercise          Outstanding              Contractual Life      Exercise Price       Exercisable          Price
$0.00 - 7.53                         1,774,990                         3.2             $ 0.98         1,549,826            $ 1.02
$7.54 - 15.06                           57,105                         4.0              11.60            24,100              8.83
$15.06 - 22.59                           3,000                        1.05              22.00             3,000             22.00
$22.59 - 30.12                           1,500                        1.26              29.25             1,500             29.25
$30.12 - 37.65                           8,560                        1.44              34.47             8,000             34.43
                            -------------------       ---------------------   ----------------    --------------    --------------

$0.00 - 37.65                        1,845,155                        3.21              $1.52         1,586,426             $1.37
                            ===================       =====================   ================    ==============    ==============

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. COMMITMENTS

Operating Leases

The Company entered into a lease on August 1, 2003 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey. The base rent is $4,505 per month effective October 2003 through July 2006. The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.


As a result of the Company being notified by the landlord of their intent to cancel its lease effective August 15, 2003, the Company no longer occupies the space at 1551 S. Washington Avenue, Piscataway, New Jersey. The Company entered into the lease on February 18, 1999 for approximately 26,247 square feet for its principal executive offices. On March 17, 2003, the Company signed an amendment with the landlord reducing the space from 26,247 to 12,722 square feet and the rent from $50,153.64 to $20,143.17 per month effective March 1, 2003. The Company was also obligated to make additional payments to the landlord relating to certain taxes and operating expenses.


The Company abandoned the lease space at 48834 Kato Road, Fremont, California in the Bedford Fremont Business Center. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows: $7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60. The Company entered into an abandonment agreement with the landlord in March of 2003. As a result, the Company recorded a one-time restructure charge of $ 139,610 in the quarter Capital Leases Operating Leases ended March 31, 2003. This amount represents the total lease payments from December 2002 to May 2004 offset by landlords stated sub-lease rental payments. However, the Company and Landlord have no settlement agreement in place at this time.

The Company leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term.

Future minimum payments, by year and in the aggregate, under non-cancelable operating and capital leases as of December 31, 2003 are as follows:


                                              Capital Leases    Operating Leases
                                              ---------------   ----------------
Year ending December 31,
   2004                                        $      76,410      $     77,016
   2005                                                    -            77,016
   2006                                                    -            44,926
                                              ---------------    --------------

   Total minimum lease payments                 $     76,410      $    198,958
                                              ===============    ==============

Less amount representing interest                      2,859
                                              ---------------

Present value on net minimum lease payment      $     73,551
                                              ===============


Rent expense under operating leases for the year ended December 31, 2003 and the nine months ended December 31, 2002 was $210,796 and $1,165,118 (including a charge of $508,458 for abandoning the Livingston, Scotland lease), respectively.


10.  CONTINGENT LIABILITIES

In the normal course of business the Company and its subsidiaries may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  EMPLOYEE BENEFIT PLANS


Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with the Company matching 30% of an employee's contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions are immediately vested. The Company's contribution to the savings plan for the nine months ended December 31, 2002 was $26,342. As of January 1, 2003, the Company per the provisions of the plan decided not to make discretionary contribution until further notice.


12.  GEOGRAPHIC INFORMATION

The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's domestic and foreign export sales for the year ended December 31, 2003 and the nine months ended December 31, 2002 are as follows:


                              Year Ended              Nine Months Ending
                           December 31, 2003          December 31, 2002
                          ---------------------    -------------------------

United States                  $     2,743,170              $     2,811,899
Europe                                 477,153                      430,859
Pacific Rim                            122,188                       48,685
Other                                      109                       43,717
                          ---------------------    -------------------------

                               $     3,342,620              $     3,335,160
                          =====================    =========================


The Company sold a substantial portion of its products to four customers. Sales to these customers amounted to $1,562,410 (46% of net sales) and $1,591,107 (48% of net sales) for the year ended December 31, 2003 and the nine months ended December 31, 2002, respectively. For the year ended December 31, 2003, our most significant customers were Avaya, Inc. (18% of net sales), Siemens (12% of net sales), Qwest (9% of net sales) and MCI Worldcom (7% of net sales). For the nine-months ended December 31, 2002, our most significant customers were SBC (13% of net sales), Sprint (12% of net sales) Avaya Inc.(12% of net sales) and Siemens (11% of net sales).

The loss of any of these four customers or a significant decline in sales volumes from any of these four customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

13.  CONCENTRATION OF CREDIT RISK

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2003 and periodically throughout 2003, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

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

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                            Year Ended        Nine Months Ending
                                                                         December 31, 2003     December 31, 2002
                                                                        -------------------- ----------------------
Other Non-Cash Investing and Financing Activities
   Options and warrants issued to consultants as non-cash compensation     $          --        $        62,893
    Non-cash stock-based compensation charge                               $     (95,000)       $        95,000


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


The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000. Pursuant to the terms of the Separation and Forbearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid. At December 31, 2003, the total amount owed to the Company by the Former CEO was approximately $175,154, which includes interest accrued through December 31, 2003. The full amount has been recorded as a reserve against the note receivable. The Company will continue to attempt to collect the note receivable.


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

16.  NEW ACCOUNTING PRONOUNCEMENTS


In January 2003, the FASB issued Interpretation No. 46 ("FIN 46", "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31,2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers may apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003(as of December 31, 2003 for the calendar year).


In April 2003, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149) was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB statement No. 133 ("SFAS 133"), " Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003.

ION NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 2003, SFAS150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31,2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3.

In December 2003, a revision of SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension loans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

                                  EXHIBIT INDEX
                                  -------------

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

3.5            Form of Specimen Common Stock Certificate of the Company./(4)/

4.1            1994 Stock Option Plan of the Company. /(1)/

4.2            1998 Stock Option Plan of the Company./(2)/

4.3            1998 U.K. Sub-Plan of the Company, as amended./(2)/

4.4 Amended and Restated Certificate of Designation of Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of ION Networks, Inc. /21/

4.5            2000 Stock Option Plan of the Company./(17)/

4.6            2002 Stock Option Plan of the Company./(19)/

4.7            Form of Warrant Agreement dated July 17, 2001./(13)/

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

10.10 Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(8)/

10.11 Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002./(18)/


10.12 Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./(11)/

10.13 Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(12)/

10.14 Sublease Agreement dated April 17, 2002 between the Company and Multipoint Communications, LLC./(14)/

Exhibit
No.           Description
-------       -----------

10.15 Agreement and General Release dated August 15, 2002 between the Company and Ron Forster./(16)/

10.16 Rescission Agreement dated September 29, 2002 between the Company and David Arbeitel./(16)/

10.17 Separation Agreement and General Release dated October 31, 2002 between the Company and David Arbeitel./(16)/

10.18 Employment Agreement dated May 20, 2002 between the Company and Ted Kaminer./(15)/

10.19 Employment Agreement dated February 25, 2002, between the Company and William Whitney./21/

10.20 Employment Agreement dated August 15, 2003, between the Company and Norman E. Corn./22/

10.21 Employment Agreement dated September 15, 2003, between the Company and Patrick E. Delaney./20/

10.22 Lease Agreement dated July 21, 2003 by and between the Company and 116 Corporate Boulevard, LLC, Inc.*

16.1 Letter dated October 31,2003, from Deloitte & Touche, LLP. to the Securities and Exchange Commission./(10)/

21.1           List of Subsidiaries./(14)/

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*


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

(6) Incorporated by Reference to the Company's Current Report on Form 8-K filed on March 12, 1999.

(7) Incorporated by reference to the Company's Quarterly report on Form 10-QSB filed on November 14, 2000

(8) Incorporated by reference to the Company's Annual report on Form 10-KSB filed on June 29, 2001.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 17, 2000.

(10) Incorporated by reference to the Company's Annual report on Form 8-KSB filed on October 31, 2003.

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

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on November 14, 2002.

(17) Incorporated by Reference to the Company's Registration Statement on Form S-8 filed on January 11, 2002.

(18) Incorporated by Reference to the Company's Registration Statement on Form S-3 filed on March 4, 2002.

(19) Incorporated by Reference to the Company's Definitive Proxy Statement filed on September 16, 2002.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on November 17, 2003.

(21) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed on April 15, 2003.

(22) Incorporated by reference to the Company's Quarterly Report on Form 10QSB filed on September 12, 2003.

* Filed herewith