Form 10QSB
period 2004-03-31
ION NETWORKS INC
filed 2004-05-17
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31,2004

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

There were 22,875,500 shares of Common Stock outstanding as of May 12, 2004.

Transitional Small Business Disclosure Format:

Yes___ No X

                               ION NETWORKS, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED March 31, 2004

                          PART I. FINANCIAL INFORMATION

                                                                            Page

Item 1. Condensed Financial Statements (Unaudited)                           3

Condensed Balance Sheet as of March 31, 2004                                 4

Condensed Statements of Operations for the Three Months ended
  March 31, 2004 and 2003 (Consolidated)                                     5

Condensed Statements of Cash Flows for the Three Months ended
  March 31, 2004 and 2003 (Consolidated)                                     6

Notes to Condensed Financial Statements                                      7

Item 2. Management's Discussion and Analysis or Plan of Operations           10

Item 3. Controls and Procedures                                              11

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities                                               12

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6. Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                   15

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Report on Form 10-KSB for the year ended December 31, 2003.

                               ION NETWORKS, INC.
                             CONDENSED BALANCE SHEET
                              As of March 31, 2004
                                   (Unaudited)



                                          Assets

Current assets
   Cash and cash equivalents                                                     $    480,670
    Accounts receivable, less allowance for doubtful
    accounts of $68,974                                                               368,718
   Inventory, net                                                                     523,817
   Prepaid expenses and other current assets                                           89,083
                                                                                 ------------
     Total current assets                                                           1,462,288

Property and equipment, net                                                            37,233
Capitalized software, less accumulated amortization of $3,887,319                     395,710
Other assets                                                                           12,837
                                                                                 ------------
     Total assets                                                                $  1,908,068
                                                                                 ============

                    Liabilities and Stockholders' Equity
Current liabilities
   Current portion of capital leases                                             $     50,538
   Current portion of long-term debt                                                    2,227
   Accounts payable                                                                   377,320
   Accrued expenses                                                                   465,501
   Accrued payroll and related liabilities                                            155,661
   Deferred income                                                                    235,877
   Sales tax payable                                                                   44,533
   Other current liabilities                                                           53,337
                                                                                 ------------
     Total current liabilities                                                      1,384,994
                                                                                 ------------

Long term debt, net of current portion                                                  8,875
                                                                                 ------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock - par value $.001 per share; authorized 1,000,000 shares at March 31, 2004; 200,000 shares designated Series A at March 31, 2004;
     166,835 shares issued and outstanding at March 31, 2004
     (aggregate liquidation preference $300,303)                                          167

   Common stock - par value $.001 per share; authorized 50,000,000 shares at March 31, 2004; 22,875,500 shares issued and
     outstanding at March 31, 2004                                                     22,876
   Additional paid-in capital                                                      44,351,997
   Notes receivable from officers                                                    (211,295)
   Accumulated deficit                                                            (43,649,546)
                                                                                 ------------
   Total stockholders' equity                                                         514,199
                                                                                 ------------

     Total liabilities and stockholders' equity                                  $  1,908,068
                                                                                 ============



The accompanying notes are an integral part of these condensed financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months Ended March 31,
                                                    ---------------------------------
                                                        2004                 2003
                                                                        (Consolidated)
                                                    ------------         ------------
Net sales                                           $    904,961         $    765,119

Cost of sales                                            297,152              243,988
   Gross Margin                                          607,809              521,131

Research and development expenses                        120,269              137,399
Selling, general and administrative expenses             712,537            1,026,703
Depreciation and amortization expenses                   115,728              234,115
                                                    ------------         ------------

   Loss from operations                                 (340,725)            (877,086)

   Interest income                                        19,526                9,543
   Interest expense                                       (1,609)              (7,369)
                                                    ------------         ------------

   Net Loss                                         $   (322,808)        $   (874,912)
                                                    ============         ============


Per share data
 Net loss per share
   Basic and diluted                                $      (0.01)        $      (0.04)

Weighted average number of common shares
outstanding
   Basic and diluted                                  24,831,056           23,512,668
                                                    ============         ============


The accompanying notes are an integral part of these condensed financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Three Months Ended March 31,
                                                                  ---------         ---------
                                                                     2004             2003
                                                                                 (Consolidated)
                                                                  ---------         ---------
Cash flows from operating activities
     Net loss                                                     $(322,808)        $(874,912)

Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                    115,727           234,115
   Non-cash stock-based compensation                                 58,750           (95,000)
   Interest income from note receivable - officer                   (19,253)           (7,254)
   Changes in operating assets and liabilities:
     Accounts receivable                                             29,026           107,777
     Inventory                                                      178,225            85,086
     Prepaid expenses and other current assets                       39,055            82,385
     Other assets                                                       464            10,763
     Accounts payable and other accrued expenses                     29,966            43,062
     Accrued payroll and related liabilities                         52,846           (56,897)
     Deferred income                                                 35,572           (25,637)
     Sales tax payable                                               (8,107)          (10,644)
     Other current liabilities                                            -             1,714
                                                                  ---------         ---------
       Net cash provided by (used in) operating activities          189,463          (505,442)
                                                                  ---------         ---------

Cash flows from investing activities
   Acquisition of property and equipment                             (5,045)                -
   Capitalized software expenditures                                (37,905)          (74,846)
   Restricted cash                                                        -           125,700
                                                                  ---------         ---------
       Net cash (used in) provided by investing activities          (42,950)           50,854
                                                                  ---------         ---------

Cash flows from financing activities
   Principal payments on debt and capital leases                    (23,554)          (24,868)
                                                                  ---------         ---------
       Net cash used in financing activities                        (23,554)          (24,868)
                                                                  ---------         ---------

Effect of exchange rates on cash                                          -            10,957
                                                                  ---------         ---------

Net increase (decrease) in cash and cash equivalents                122,959          (468,499)

Cash and cash equivalents - beginning of period                     357,711           865,684
                                                                  ---------         ---------

Cash and cash equivalents - end of period                         $ 480,670         $ 397,185
                                                                  =========         =========

The accompanying notes are an integral part of these condensed financial statements.

                       ION NETWORKS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

NOTE 1 CONDENSED FINANCIAL STATEMENTS:

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

The condensed balance sheet as of March 31, 2004, the condensed statements of operations and cash flows for the three month period ended March 31, 2004 and 2003 (Consolidated), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at March 31, 2004 and 2003 not misleading have been made. The results of operation for the three months ended March 31, 2004 and 2003 are not indicative of a full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Sates of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes there to included in the report on Form 10-KSB for the year ended December 31, 2003.

The Company's financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2004 the Company had an accumulated deficit of $43,649,546 and working capital of $77,294. The Company also realized a net loss of $322,808 for the three months ended March 31, 2004. While the Company's cash position has improved from $357,711at December 31,2003 to $480,670 on March 31,2004, it continues to experience a shortfall in the cash necessary to expand operations. Management and the board of directors are exploring various alternatives to secure funding necessary to meet its cash requirements. These factors raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying condensed financial statements as of March 31, 2003 include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company") and have been prepared on the accrual basis of accounting. All inter-company balances and transactions have been eliminated in consolidation. During the year ended December 31, 2003, the Company ceased the operation of its subsidiaries.

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

                                 For the Three Months Ended March 31,
                                         2004             2003
                                      ----------      ----------
Weighted average shares               22,740,500      23,512,668
outstanding, basic
Conversion of preferred stock to
common stock                           1,668,350       1,669,868
                                      ----------      ----------
      Weighted average shares
       outstanding, diluted*          24,408,850      25,182,536
                                      ==========      ==========

* Since there was a loss attributable to common shareholders in the three months ended March 31, 2004 and 2003, the basic weighted average shares outstanding were used in calculating diluted loss per share, as inclusion of the incremental shares shown in this calculation would be antidilutive. Potential common shares of 6,247,380 and 1,669,868 for the three months ending March 31, 2004 and 2003, respectively were excluded from the computation of diluted earnings per share.

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party's performance is complete.

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three months ended March 31, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below:

                                                     For the Three Months Ended March 31,
                                                       -----------------------------
                                                           2004               2003
                                                       -----------       -----------
Net loss         As reported                           $  (322,808)      $  (874,912)
                 Deduct: Stock based employee
                 compensation determined under
                 the fair value methods                     44,968           333,803
                                                       -----------       -----------
Pro forma net
  loss                                                 $  (367,776)      $(1,208,715)
                                                       ===========       ===========

Basic and diluted net loss per share of common
stock
                 As reported                           $     (0.01)      $     (0.04)
                 Pro forma                             $     (0.02)      $     (0.05)


Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of March 31, 2004 approximated $48,000.

NOTE 3 - INVENTORY:

Inventory, net of allowance for obsolescence of $177,477 at March 31, 2004, consists of the following:

          Raw materials          72,399
          Work-in-progress       37,460
          Finished goods        413,958
                              ----------
                              $ 523,817
                              ==========


NOTE 4 - COMMITMENTS AND CONTINGENCIES:

During the quarter ending March 31, 2004, Kam Saifi, former President and Chief Executive Officer, agreed to a final separation agreement from the Company. The Company agreed to accept as full payment for all indebtedness owed to the Company by Mr. Saifi the return of 2,000,000 common shares of Company stock and Mr. Saifi released the Company from any obligations which may have arisen from the separation of Mr. Saifi from the Company. The Company has not been successful as of the date of this filing to negotiate a final agreement with Cameron Saifi, former Chief Operating Officer, relating to his separation and termination of his employment agreement and his indebtedness to the Company.

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

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). The Company liquidated operations in Scotland during the quarter ended June 30, 2003.

RESULTS OF OPERATIONS

For the three months ended March 31, 2004 compared to the same period in 2003

Net sales for the three month period ended March 31, 2004, was $904,961 compared to net sales of $765,119 for the same period in 2003, an increase of $139,842 or 18.2%. The increase in sales is primarily attributable to a moderate improvement in the economic environment of the telecommunications industry.

Cost of sales for the three month period ended March 31, 2004 was $297,152 compared to $243,988 for the same period in 2003. Cost of sales as a percentage of net sales for the three months ended March 31, 2004 increased to 32.8% from 31.9% for the same period in 2003, resulting therefore in gross margins decreasing to 67.2% from 68.1% as compared to the prior year.

Research and development expense for the three month period ended March 31, 2004 was $120,269 compared to $137,399 for the same period in 2003 or a decrease of $17,130. The decrease is primarily attributable to lower capitalization costs during the three month period ended March 31, 2004 of $37,905 compared to $74,846 in the same period in 2003, offset in part by the Company's accrual for employee incentive compensation.

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2004 were $712,537 compared to $1,026,703 for the same period in 2003, a decrease of $314,166. The decline in SG&A expenses are due primarily to reduced headcount from 31 at March 31,2003 to 21 on March 31,2004, sharply reduced executive compensation, steep reduction in facilities expenditures, including rent, sales & marketing and other overhead items. These reductions were partially offset by stock compensation expense for options granted during the three month period ended March 31, 2004 of $58,750.

Depreciation and amortization expenses - amortization of capitalized software and depreciation of property and equipment was $115,728 for the three months ended March 31, 2004 compared to $234,115 in the same period in 2003. The decrease was due to a reduction of depreciable fixed assets, capitalized software and other intangibles subject to amortization in the three month period ended March 31, 2004 as compared to the same period in 2003.

Net loss for the three months ended March 31, 2004 and 2003 amounted to $322,808 and $874,912, respectfully for an improvement of $552,104 due to factors previously discussed.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Our condensed financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2004, we had an accumulated deficit of $43,649,546 and working capital of $77,294. We also realized a net loss of $322,808 for the three months ended March 31, 2004. While the Company's cash position has improved from $357,711at December 31,2003 to $480,670 on March 31,2003, it continues to experience a shortfall in the working capital necessary to expand operations and further reduce indebtedness. Management and the board of directors are exploring various alternatives to secure funding necessary to meet previously mentioned cash requirements. Any future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and its ability to generate revenues sufficient to fund its operations. There can be no assurances that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash provided by operating activities during the three months ended March 31, 2004 was $189,463 compared to net cash used during the same period in 2003 of $505,442. The decrease in net cash used during the three months ended March 31, 2004 compared to the same period in 2003, was primarily due to the reduction in net loss.

Net cash used in investing activities during the three months ended March 31, 2004 was $42,950 compared to net cash provided by during the same period in 2003 of $50,854. This decrease of $93,804 was primarily due to the release of restricted cash of $125,700 during the three months ended March 31, 2003 and none in the three months ended March 31, 2004.

Net cash used from financing activities during the three months ended March 31, 2004 was $23,554 compared to net cash used during the same period in 2003 of $24,868.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 2. CHANGES IN SECURITIES.

                                   SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                                       (c) Total
                                                                        Number of
                                                                        Shares (or            (d) Maximum
                                                                          Units)               Number (or
                                                                       Purchased of        Approximate Dollar
                                       (a) Total                         Part of          Value) of Shares (or
                                         Number     (b) Average         Publicly          Units) that May Yet
                                        of Shares    Price Paid         Announced          Be Purchased Under
                                        or Units)   per Share or         Plans or             the Plans or
              o Period                  Purchased       Unit)          or Programs              Programs
---------------------------------------------------------------------------------------------------------------
Month #1 (identify beginning and
ending dates)
---------------------------------------------------------------------------------------------------------------
Month #2 (identify beginning and
ending dates)
---------------------------------------------------------------------------------------------------------------
Month #3 (identify beginning and       2,000,000      $0.14536
ending dates)
---------------------------------------------------------------------------------------------------------------
Total                                  2,000,000      $0.14536
---------------------------------------------------------------------------------------------------------------

During the quarter ending March 31, 2004, Kam Saifi, former President and Chief Executive Officer, agreed to a final separation agreement from the Company. The Company agreed to accept as full payment for all indebtedness owed to the Company by Mr. Saifi the return of 2,000,000 common shares of Company stock which shares had been pledged to it in accordance to the terms of several promissory notes which totaled $290,720 in principal and accrued interest. Mr. Saifi released the Company from any obligations which may have arisen from the separation of Mr. Saifi from the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION

         The Company anticipates that its 2004 annual meeting of stockholders will be held on Friday, August 27, 2004, commencing at 10:00 a.m., Eastern time, at the Company's Headquarters at 120 Corporate Boulevard, South Plainfield, New Jersey, 07080. The Company anticipates that the record date for determining stockholders of record entitled to notice of and to vote at the meeting or any and all postponements or adjournments thereof will be set at the close of business on July 12, 2004. The Company expects to mail its annual report to shareholders for the year ended December 31, 2003 along with the notice of, and proxy statement for, the 2004 annual meeting on or about July 15, 2004.

         In light of the foregoing and in accordance with Rules 14a-5(f) and 14a-8(e)(2) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company will consider stockholder proposals submitted pursuant to the Rule 14a-8 in connection with the Company's 2004 annual meeting to have been submitted a reasonable time before the Company begins to print and mail its proxy statement, and therefore timely, if such proposals are received by the Company at its principal offices no later than June 15, 2004, 30 days before the anticipated mailing date of the Company's proxy statement. In addition, in light of the foregoing and in accordance with Rules 14a-5(e)(2) and 14a-5(f) under the Exchange Act, in order for stockholder proposals submitted outside of Rule 14a-8 in connection with the Company's 2004 annual meeting to be considered "timely" for purposes of Rule 14a-4(c) under the Exchange Act, such proposals must be received by the Company at its principal offices no later than June 15, 2004. If a proposal is received after June 15, 2004, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on the proposal under circumstances consistent with the proxy rules of the Securities and Exchange Commission.



On January 28, 2004 Vincent Curatolo, and on April 12, 2004 Baruch Halpern, resigned from the Board of Directors citing other professional commitments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.





Exhibit
No.      Description
-------  -----------

3.1 Amended and Restated Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock (incorporated by reference to Exhibit A of Exhibit 10.29 to the Company's Current Report on Form 8-K, as filed with the SEC on September 16, 2002).

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

Date: May 17, 2004

                               ION NETWORKS, INC.


                               /s/ Norman E. Corn
                               ---------------------------------------
                               Norman E. Corn, Chief Executive Officer



                               /s/ Patrick E. Delaney
                               ---------------------------------------
                               Patrick E. Delaney, Chief Financial
                               Officer

                                  Exhibit Index


         10.

         Exhibit
         No.           Description
         -------       -----------

         3.1 Amended and Restated Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Stock (incorporated by reference to Exhibit A of Exhibit 10.29 to the Company's Current Report on Form 8-K, as filed with the SEC on September 16, 2002).

         31.1     Section 302 Certification of the Chief Executive Officer.*

         31.2     Section 302 Certification of the Chief Financial Officer.*

         32.1     Section 906 Certification of the Chief Executive Officer.*

         32.2     Section 906 Certification of the Chief Financial Officer.*


     * Filed herewith