Form 10QSB
period 2004-06-30
ION NETWORKS INC
filed 2004-08-13
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes X  No   .
                                            ---   --

There were 22,875,500 shares of Common Stock outstanding as of August 12, 2004.

Transitional Small Business Disclosure Format:

Yes___ No X



                                                          ION NETWORKS, INC.

                                                              FORM 10-QSB

                                                  FOR THE QUARTER ENDED June 30, 2004

                                                     PART I. FINANCIAL INFORMATION

                                                                                                        Page

Item 1. Condensed Financial Statements (Unaudited)                                                        3

Condensed Balance Sheet as of June 30, 2004                                                               4

Condensed Statements of Operations for the Three and Six Months ended June 30, 2004 and 2003
(Consolidated)                                                                                            5

Condensed Statements of Cash Flows for the Six Months ended June 30, 2004 and 2003 (Consolidated)         6

Notes to Condensed Financial Statements                                                                   7

Item 2. Management's Discussion and Analysis or Plan of Operation                                         11

Item 3. Controls and Procedures                                                                           13

                                                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                14

Item 2.  Changes in Securities                                                                            14

Item 3.  Defaults Upon Senior Securities                                                                  14

Item 4.  Submission of Matters to a Vote of Security Holders                                              14

Item 5.  Other Information                                                                                14

Item 6. Exhibits and Reports on Form 8-K                                                                  15

SIGNATURES                                                                                                16

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




                                                          ION NETWORKS, INC.
                                                        CONDENSED BALANCE SHEET
                                                          As of June 30, 2004
                                                              (Unaudited)



                                          Assets

       Current assets
          Cash and cash equivalents                                                   $    185,229
           Accounts receivable, less allowance for doubtful accounts of  $68,974           290,224
          Inventory, net                                                                   498,816
          Prepaid expenses and other current assets                                         61,721
                                                                                     --------------
            Total current assets                                                         1,035,990

       Property and equipment, net                                                          23,770
       Capitalized software, less accumulated amortization of $3,977,762                   370,114
       Other assets                                                                         12,836
                                                                                     --------------
            Total assets                                                             $   1,442,710
                                                                                     ==============

                           Liabilities and Stockholders' Equity
       Current liabilities
          Current portion of capital leases                                           $     27,002
          Current portion of long-term debt                                                  2,069
          Accounts payable                                                                 378,537
          Accrued expenses                                                                 385,415
          Accrued payroll and related liabilities                                          137,396
          Deferred income                                                                  225,568
          Sales tax payable                                                                 19,946
          Other current liabilities                                                         53,337
                                                                                     --------------
            Total current liabilities                                                    1,229,270
                                                                                     --------------

       Long term debt, net of current portion                                                8,302
                                                                                     --------------

       Commitments and contingencies

       Stockholders' Equity
          Preferred stock - par value $.001 per share; authorized 1,000,000 shares;
               200,000 shares designated Series A; 166,835 shares issued and
                 outstanding (aggregate liquidation preference $300,303)                       167
          Common stock - par value $.001 per share; authorized 50,000,000 shares;
            22,875,500 shares issued and outstanding                                        22,876
          Additional paid-in capital                                                    44,351,997
          Notes receivable from officers                                                 (211,295)
          Accumulated deficit                                                         (43,958,607)
                                                                                     --------------
          Total stockholders' equity                                                       205,138
                                                                                     --------------

            Total liabilities and stockholders' equity                               $   1,442,710
                                                                                     ==============




The accompanying notes are an integral part of these condensed financial statements.





                                                          ION NETWORKS, INC.
                                                  CONDENSED STATEMENTS OF OPERATIONS
                                                              (Unaudited)


                                                Three Months      Three Months        Six Months           Six Months
                                                    Ended             Ended              Ended               Ended
                                                June 30, 2004     June 30, 2003      June 30, 2004       June 30, 2003
                                                --------------    --------------    ----------------    -----------------

Net sales                                         $   606,300       $   874,200      $    1,511,261       $    1,639,319

Cost of sales                                         190,602           230,851             487,754              474,839
                                                --------------    --------------    ----------------    -----------------
   Gross Margin                                       415,698           643,349           1,023,507            1,164,480
                                                --------------    --------------    ----------------    -----------------

Research and development expenses                     140,007           124,356             260,276              261,755
Selling, general and administrative expenses          478,094           579,668           1,190,632            1,482,205
Restructuring, asset impairment and other
 charges                                                    -          (315,841)                  -             (192,331)
Depreciation and amortization expenses                105,717           205,657             221,445              440,428
                                                --------------    --------------    ----------------    -----------------

   Total operating expenses                           723,818           593,840           1,672,353            1,992,057
                                                --------------    --------------    ----------------    -----------------

   Income(Loss) from operations                      (308,120)           49,509            (648,846)            (827,577)

   Interest income                                        179             1,782              19,705               11,326
   Interest expense                                    (1,120)           (2,659)             (2,728)             (10,028)
                                                --------------    --------------    ----------------    -----------------

   Net Income(loss)                             $    (309,061)      $    48,632       $    (631,869)       $    (826,279)
                                                ==============    ==============    ================    =================


Per share data
 Net income(loss) per share
   Basic                                         $      (0.01)       $     0.00          $    (0.03)          $    (0.03)
   Diluted                                       $      (0.01)       $     0.00          $    (0.03)          $    (0.03)

Weighted average number of common shares
outstanding
   Basic                                           22,875,500        23,902,643          23,847,876           23,902,643
    Diluted                                        22,875,500        25,570,993          23,847,876           23,902,643


The accompanying notes are an integral part of these condensed financial statements.


                                                           ION NETWORKS, INC.
                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)


                                                                                     For the Six           For the Six
                                                                                    Months Ended        Months Ended June
                                                                                      June 30,                 30,
                                                                                        2004                   2003
                                                                                  ------------------    -----------------

                  Cash flows from operating activities
                       Net loss                                                        $   (631,869)         $  (826,279)

                  Adjustments to reconcile net loss to net cash used in
                  operating activities:
                     Restructuring, asset impairments and other charges,
                     non-cash                                                                     -             (192,331)
                     Depreciation and amortization                                          221,444              440,428
                     Non-cash stock-based compensation                                       58,750              (95,000)
                     Interest income from notes receivable from officers                    (19,253)              (8,937)
                     Changes in operating assets and liabilities:
                       Accounts receivable                                                  107,520              (10,820)
                       Inventory                                                            203,226              237,571
                       Prepaid expenses and other current assets                             66,417              157,368
                       Other assets                                                             465                5,710
                       Accounts payable and other accrued expenses                          (48,903)            (260,602)
                       Accrued payroll and related liabilities                               34,581              (95,643)
                       Deferred income                                                       25,263              (15,337)
                       Sales tax payable                                                    (32,694)             (13,211)
                       Other current liabilities                                                   -             (29,571)
                                                                                  ------------------    -----------------
                         Net cash used in operating activities                              (15,053)            (706,654)
                                                                                  ------------------    -----------------

                  Cash flows from investing activities
                     Acquisition of property and equipment                                   (6,946)                   -
                     Capitalized software expenditures                                     (102,662)            (138,803)
                     Restricted cash                                                              -              125,700
                                                                                  ------------------    -----------------
                         Net cash used in investing activities                             (109,608)             (13,103)
                                                                                  ------------------    -----------------

                  Cash flows from financing activities
                     Principal payments on debt and capital leases                          (47,821)             (52,272)
                                                                                  ------------------    -----------------
                         Net cash used in financing activities                              (47,821)             (52,272)
                                                                                  ------------------    -----------------

                  Effect of exchange rates on cash                                                -                 (109)
                                                                                  ------------------    -----------------

                  Net decrease in cash and cash equivalents                                (172,482)            (772,138)

                  Cash and cash equivalents - beginning of period                           357,711              865,684
                                                                                  ------------------    -----------------

                  Cash and cash equivalents - end of period                            $    185,229          $    93,546
                                                                                  ==================    =================




The accompanying notes are an integral part of these condensed financial statements.


                               ION NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 1 CONDENSED FINANCIAL STATEMENTS

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

The condensed balance sheet as of June 30, 2004, the condensed statements of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003 (Consolidated), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at June 30, 2004 and 2003 not misleading have been made. The results of operation for the three and six months ended June 30, 2004 and 2003 are not indicative of a full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes there to included in the report on Form 10-KSB for the year ended December 31, 2003.

The Company's financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2004 the Company had an accumulated deficit of $43,958,607 and a working capital deficiency of $193,280. The Company also realized a net loss of $309,061 and $631,869 for the three and six month periods ended June 30, 2004, respectively. The Company continues to experience a shortfall in the cash necessary to expand operations. Management and the board of directors are exploring various alternatives to secure funding necessary to meet its cash requirements. These factors raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed financial statements include the accounts of ION Networks, Inc. and its subsidiaries (collectively, the "Company") and have been prepared on the accrual basis of accounting. All inter-company balances and transactions have been eliminated in consolidation. During the year ended December 31, 2003, the Company ceased the operation of its subsidiaries.

                               ION NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss per Share of Common Stock

 Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share when their inclusion would be antidilutive. Potentially dilutive securities of the Company include the following:

                                 For the Six and          For the Six and
                               Three Months Ended       Three Months Ended
                                  June 30, 2004            June 30, 2003
                              ----------------------   ----------------------
Convertible Preferred
Stock                                     1,668,350                1,668,350
                              ----------------------   ----------------------
Options and Warrants                      6,165,129                        -
                              ======================   ======================
          Total*                          7,915,730                1,668,350
                              ======================   ======================

     * Since there was a loss attributable to common shareholders in the six months and three months ended June 30, 2004 and 2003, the basic weighted average shares outstanding were used in calculating diluted loss per share.

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

                               ION NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation (Continued)

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three and six month periods ended June 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below:

                                                          Three months         Three months       Six months         Six months
                                                             ended                ended              ended             ended
                                                         June 30, 2004        June 30, 2003      June 30, 2004     June 30, 2003
                                                          (Unaudited)          (Unaudited)        (Unaudited)       (Unaudited)

 Net income       As reported                        $        (309,061)  $            48,632  $      (631,869)  $       (826,279)
 (loss)
                  Add back (Deduct): Stock based
                  employee compensation
                  determined under fair value
                  methods for all awards granted               (23,877)              156,320         (340,030)          (177,507)
                                                         ---------------      ---------------    --------------    ---------------
 Pro forma net
 income (loss)                                       $        (332,938)  $           204,952  $      (971,899)  $     (1,003,786)
                                                         ===============      ===============    ==============    ===============

 Basic and diluted net income (loss) per share of
 common stock
                  As reported                        $           (0.01)  $              0.00  $         (0.03)  $          (0.03)
                  Pro forma                          $           (0.01)  $              0.01  $         (0.04)  $          (0.04)


Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of June 30, 2004 approximated $48,000.

NOTE 3 - INVENTORY

Inventory, net of allowance for obsolescence of $169,842 at June 30, 2004, consists of the following:

                                                     --------------------

          Raw materials                                            86,317
          Work-in-progress                                         15,968
          Finished goods                                          396,531
                                                      --------------------

                                                               $  498,816
                                                      ====================

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During the six months ended June 30, 2004, Kam Saifi, former President and
Chief Executive Officer, agreed to a final separation agreement from the Company. The Company agreed to accept as full payment for all indebtedness (294,493) owed to the Company by Mr. Saifi the return of 2,000,000 common shares of Company stock and Mr. Saifi released the Company from any obligations, which may have arisen from the separation of Mr. Saifi from the Company. The Company has not been successful as of the date of this filing to negotiate a final agreement with Cameron Saifi, former Chief Operating Officer, relating to his separation and termination of his employment agreement and his indebtedness to the Company.

NOTE 5 - SUBSEQUENT EVENTS

On August 5, 2004, the Company issued, for $200,000 cash, a convertible debenture (the "Debenture") to Stephen M. Deixler, one of the Company's directors. The Debenture matures on August 5, 2008 and bears interest at five (5%) percent per annum, compounded annually. The principal amount of the Debenture is convertible into shares of the Company's common stock, $.001 par value at a conversion price equal to $0.08 per share (the "Conversion
Price"), which is equal to the ten (10) day average of the closing prices of the Company's common stock, as quoted on the OTC Bulletin Board during the five (5) trading days immediately prior to and subsequent to August 5, 2004. The principal amount of the Debenture is convertible at the Conversion Price at the option of the holder, or at the Company's option if the Company's common stock trades at a price of at least $0.08 for twelve (12) trading days in any fifteen (15) trading day period. The Company is also entitled to prepay the principal amount of the Debenture, at any time after August 5, 2005, but shall be required to pay a premium of two (2%) percent in the second year after issuance of the Debenture of the principal amount prepaid, for prepayments made during that period. The Company has granted certain "piggyback" registration rights to the holder to register for resale the shares issuable upon conversion of the Debenture.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2004 compared to the same period in 2003:

Net sales for the three month period ended June 30, 2004, was $606,300 compared to net sales of $874,200 for the same period in 2003, a decrease of $267,900 or 30.6%. Revenues for the second quarter of 2004 were lower compared to the same quarter of 2003 primarily due to the lag in productivity caused by hiring and training a complete new sales force, which occurred during the first quarter of 2004.

Cost of sales for the three month period ended June 30, 2004 was $190,602 compared to $230,851 for the same period in 2003. Cost of sales as a percentage of net sales for the three months ended June 30, 2004 increased to 31.4% from 26.4% for the same period in 2003, resulting in gross margins decreasing to 68.6% from 73.6% as compared to the prior year. The decrease in gross margin as a percentage of revenue is due primarily to reduction of certain appliance pricing for the current period as compared to the same period last year.

Research and development expenses for the three month period ended June 30, 2004 was $140,007 compared to $124,356 for the same period in 2003 or a increase of $15,651. The increase is primarily attributable to the utilization of outside consultants for new product development and conversion to standards based platform.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2004 were $478,094 compared to $579,668 for the same period in 2003, a decrease of $101,574. The decline in SG&A expenses are due primarily to reduced headcount from 24 at June 30, 2003 to 20 on June 30, 2004, sharply reduced executive compensation, steep reductions in facilities expenditures, including rent, sales and marketing and other overhead items. These reductions were partially offset by a loss on forgiveness of debt during the three month period ended June 30, 2004 of $59,570.

Depreciation and amortization expenses for depreciation of fixed assets and amortization of capitalized software was $105,717 for the three months ended June 30, 2004 compared to $205,657 in the same period in 2003. The decrease was due to a reduction of depreciable fixed assets, capitalized software and other intangibles subject to amortization in the three month period ended June 30, 2004 as compared to the same period in 2003.

Net loss for the three months ended June 30, 2004 amounted to $309,061 and net income for the three months ended June 30, 2003 amounted to $48,632, for an increased loss of $357,693 due primarily to a $315,841 positive impact related to non-recurring reduction of certain expenses reflected as a restructuring credit during the three month period ended June 30, 2003.

For the six months ended June 30, 2004 compared to the same period in 2003:

Net sales for the six month period ended June 30, 2004, was $1,511,261 compared to net sales of $1,639,319 for the same period in 2003, a decrease of $128,058 or 7.8%. Revenues for the six months ended June 30, 2004 were lower compared to the same period of 2003 primarily due to the lag in productivity caused by hiring and training a complete new sales force, which occurred during the first quarter of 2004.

Cost of sales for the six month period ended June 30, 2004 was $487,754 compared to $474,839 for the same period in 2003. Cost of sales as a percentage of net sales for the six months ended June 30, 2004 increased to 32.2% from 29.0% for the same period in 2003, resulting therefore in gross margins decreasing to 67.7% from 71.0% as compared to the prior year. The decrease in gross margin as a percentage of revenue is due primarily to reduction of certain appliance pricing for the current period as compared to the same period last year.

Research and development expenses for the six month period ended June 30, 2004 was $260,276 compared to $261,755 for the same period in 2003 or a decrease of $1,479.

Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2004 were $1,190,632 compared to $1,482,205 for the same period in 2003, a decrease of $291,573. The decline in SG&A expenses are due primarily to reduced headcount from 24 at June 30, 2003 to 20 on June 30, 2004, sharply reduced executive compensation, steep reductions in facilities expenditures, including rent, sales and marketing and other overhead items. These reductions were partially offset by stock compensation expense for options granted during the six month period ended June 30, 2004 of $58,750 and loss on forgiveness of debt of $59,570.

Depreciation and amortization expenses for depreciation of fixed assets and amortization of capitalized software was $221,445 for the six months ended June 30, 2004 compared to $440,428 in the same period in 2003. The decrease was due to a reduction of depreciable fixed assets, capitalized software and other intangibles subject to amortization in the six month period ended June 30, 2004 as compared to the same period in 2003.

Net loss for the six months ended June 30, 2004 and 2003 amounted to $631,869 and $826,279, respectively an improvement of $194,410 due primarily to reduced selling, general and administrative expenses of $291,573 and depreciation and amortization expenses of $218,983. These positive reductions were offset in part by lower gross margin of $140,973 due to lower revenues and the positive effect on earnings of $192,331 for restructuring adjustments for the six month period ended June 30, 2003.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2004 the Company had an accumulated deficit of $43,958,607 and a working capital deficiency of $193,280. The Company also realized a net loss of $309,061 and $631,869 for the three and six month periods ended June 30, 2004, respectively. The Company continues to experience a shortfall in the cash necessary to expand operations. Management and the board of directors are exploring various alternatives to secure funding necessary to meet its cash requirements. Any future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and its ability to generate revenues sufficient to fund its operations. There can be no assurances that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash used in operating activities during the six months ended June 30, 2004 was $15,053 compared to net cash used during the same period in 2003 of $706,654. The decrease in net cash used during the six months ended June 30, 2004 compared to the same period in 2003, was primarily due to a reduction in operating losses, an increase in accounts receivable collected, and a decrease in the amount of cash used to reduce accounts payable.

Net cash used in investing activities during the six months ended June 30, 2004 was $109,608 compared to net cash used in the same period in 2003 of $13,103. This increase of $96,505 was primarily due to the release of restricted cash of $125,700 during the six months ended June 30, 2003 and zero in the six months ended June 30, 2004.

Net cash used from financing activities during the six months ended June
30, 2004 was $47,821 compared to net cash used during the same period in 2003 of $52,272.

ITEM 3. CONTROLS AND PROCEDURES.


As of the end of the period covered by this report, the Company carried out an evaluation, under the supervisions and with the participation of its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.


There has been no change in the company's internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 2. CHANGES IN SECURITIES.

     On August 5, 2004, the Company issued, for $200,000 cash, a convertible debenture (the "Debenture") to Stephen M. Deixler, one of the Company's directors. The Debenture matures on August 5, 2008 and bears interest at five (5%) percent per annum, compounded annually. The principal amount of the Debenture is convertible into shares of the Company's common stock, $.001 par value at a conversion price equal to $0.08 per share (the "Conversion Price"), which is equal to the ten (10) day average of the closing prices of the Company's common stock, as quoted on the OTC Bulletin Board during the five (5) trading days immediately prior to and subsequent to August 5, 2004. The principal amount of the Debenture is convertible at the Conversion Price at the option of the holder, or at the Company's option if the Company's common stock trades at a price of at least $0.08 for twelve (12) trading days in any fifteen
(15) trading day period. The Company is also entitled to prepay the principal amount of the Debenture, at any time after August 5, 2005, but shall be required to pay a premium of two (2%) percent in the second year after issuance of the Debenture of the principal amount prepaid, for prepayments made during that period. The Company has granted certain "piggyback" registration rights to the holder to register for resale the shares issuable upon conversion of the Debenture. The issuance of the Debenture was pursuant to an exemption granted under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, in that the purchaser represented his status as an accredited investor, and that he was acquiring the Debenture for investment purposes and not with a view to any sale or distribution. In addition, the Debenture bore a restrictive legend, which stated that the Debenture was a "restricted security" under the Securities Act of 1933, as amended, and a similar legend is required to be placed on any shares issued on conversion of the Debenture. A copy of the Debenture is filed as an exhibit to this Form 10-QSB.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION

The Company anticipates that its 2004 annual meeting of stockholders will be held on Friday, August 27, 2004, commencing at 10:00 a.m., Eastern time, at the Company's Headquarters at 120 Corporate Boulevard, South Plainfield, New Jersey, 07080. The Company set the record date for determining stockholders of record entitled to notice of and to vote at the meeting or any and all postponements or adjournments thereof at the close of business on July 12, 2004. The Company mailed its annual report to shareholders for the year ended December 31, 2003 along with the notice of, and proxy statement for, the 2004 annual meeting on or about July 22, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.





         Exhibit
         No.         Description
         -------     -----------
          3.2        Amended By Laws

         10.1        Convertible Debenture dated August 5, 2004

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

Date: August 13, 2004

                               ION NETWORKS, INC.







                               /s/ Norman E. Corn
                   ------------------------------------------

                    Norman E. Corn, Chief Executive Officer










                             /s/ Patrick E. Delaney
                   ------------------------------------------

                  Patrick E. Delaney, Chief Financial Officer

                                  Exhibit Index



         Exhibit
         No.         Description
         -------     -----------

          3.2        Amended By Laws

         10.1        Convertible Debenture dated August 5, 2004

         31.1        Section 302 Certification of the Chief Executive Officer.*

         31.2        Section 302 Certification of the Chief Financial Officer.*

         32.1        Section 906 Certification of the Chief Executive Officer.*

         32.2        Section 906 Certification of the Chief Financial Officer.*


     * Filed herewith