Form 10QSB
period 2004-09-12
ION NETWORKS INC
filed 2004-11-15
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2004

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

                                 (908) 546-3900
                                 ---------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                              Yes _X_       No __.


There were 22,525,500 shares of Common Stock outstanding as of November 10, 2004.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                   YES __ NO _X_

                               ION NETWORKS, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004




                          PART I. FINANCIAL INFORMATION


                                                                       PAGE

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                        3

Condensed Balance Sheet as of September 30, 2004                          4

Condensed Statements of Operations for the Three and Nine Months
ended September 2004 and 2003 (Consolidated)                              5

Condensed Statements of Cash Flows for the Nine Months ended
September 30, 2004 and 2003 (Consolidated)                                6

Notes to Condensed Financial Statements                                   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        11

ITEM 3. CONTROLS AND PROCEDURES                                          13


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               14

ITEM 2.  CHANGES IN SECURITIES                                           14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

ITEM 5.  OTHER INFORMATION                                               15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 16


SIGNATURES                                                               17

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

                               ION NETWORKS, INC.
                             CONDENSED BALANCE SHEET
                            As of September 30, 2004
                                   (Unaudited)



                                     ASSETS
                                     ------

Current assets
   Cash and cash equivalents                                                                          $    140,138
   Accounts receivable, less allowance for doubtful accounts of $43,974                                    522,734
   Inventory, net                                                                                          482,502
   Prepaid expenses and other current assets                                                                75,156
                                                                                                      ------------
     Total current assets                                                                                1,220,530

Property and equipment, net                                                                                  8,963
Capitalized software, less accumulated amortization of $4,063,481                                          355,147
Other assets                                                                                                12,836
                                                                                                      ------------
     Total assets                                                                                     $  1,597,476
                                                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of capital leases                                                                  $      8,102
   Current portion of long-term debt                                                                         2,287
   Accounts payable                                                                                        390,592
   Accrued expenses                                                                                        349,248
   Accrued payroll and related liabilities                                                                 176,076
   Deferred income                                                                                         178,853
   Sales tax payable                                                                                         9,367
   Other current liabilities                                                                                53,337
                                                                                                      ------------
     Total current liabilities                                                                           1,167,862
                                                                                                      ------------
Long term liabilities
   Convertible debenture                                                                                   200,000
   Long-term debt, net of current portion                                                                    7,528
                                                                                                      ------------
     Total long term liabilities                                                                           207,528
                                                                                                      ------------
Commitments and contingencies

Stockholders' Equity
   Preferred  stock - par value  $.001 per  share;  authorized                                           1,000,000
      shares; 200,000 shares designated Series A; 166,835 shares issued
      and outstanding (aggregate liquidation preference $300,303)                                              167
   Common stock - par value $.001 per share; authorized 50,000,000 shares;
      23,125,500 shares issued and outstanding                                                              23,126
   Additional paid-in capital                                                                           44,362,997
   Notes receivable from former officer (see note 5)                                                      (211,295)
   Accumulated deficit                                                                                 (43,952,909)
                                                                                                      ------------
     Total stockholders' equity                                                                            222,086
                                                                                                      ------------
     Total liabilities and stockholders' equity                                                       $  1,597,476
                                                                                                      ============


 The accompanying notes are an integral part of these condensed financial statements.


                               ION NETWORKS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months        Three Months         Nine Months        Nine Months
                                                       Ended              Ended               Ended               Ended
                                                    September 30,      September 30,       September 30,       September 30,
                                                       2004                2003                2004                2003
                                                   ------------        ------------        ------------        ------------
Net sales                                          $  1,047,054        $    888,324        $  2,558,315        $  2,527,643

Cost of sales                                           306,200             214,535             793,954             689,374
                                                   ------------        ------------        ------------        ------------
   Gross margin                                         740,854             673,789           1,764,361           1,838,269
                                                   ------------        ------------        ------------        ------------
Research and development expenses                       167,247             116,080             427,525             377,834
Selling, general and administrative expenses            530,768             454,509           1,721,400           1,937,370
Restructuring, asset impairment and other               (63,716)           (213,071)
 charges                                                (63,716)           (405,402)
Depreciation and amortization expenses                  100,617             163,597             322,061             604,025
                                                   ------------        ------------        ------------        ------------
   Total operating expenses                             734,916             521,115           2,407,270           2,513,827
                                                   ------------        ------------        ------------        ------------
   Income(loss) from operations                           5,938             152,674            (642,909)           (675,558)
   Other income                                            --                 3,465                --                 4,120
   Interest income                                          257               4,308              19,962              15,633
   Interest expense                                        (496)             (1,681)             (3,224)            (11,708)
                                                   ------------        ------------        ------------        ------------
   Net income(loss)                                $      5,699        $    158,766        $   (626,171)       $   (667,513)
                                                   ============        ============        ============        ============
Per share data
Net income(loss) per share
   Basic                                           $       0.00        $       0.01        $      (0.03)       $      (0.03)
   Diluted                                         $       0.00        $       0.01        $      (0.03)       $      (0.03)

Weighted average number of common shares
 outstanding
   Basic                                             22,883,652          23,900,500          23,527,872          23,900,500
   Diluted                                           27,633,535          25,581,263          23,527,872          23,900,500



 The accompanying notes are an integral part of these condensed financial statements.

                               ION NETWORKS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     For the Nine Months   For the Nine Months
                                                                      Ended September 30,  Ended September 30,
                                                                            2004                   2003
                                                                      ----------------     ------------------

Cash flows from operating activities
     Net loss                                                            $(626,171)             $(667,513)

Adjustments  to  reconcile  net  loss  to  net  cash  used  in operating activities:
   Restructuring, asset impairments and other charges,
   non-cash                                                                 63,716               (528,912)
   Depreciation and amortization                                           322,061                604,025
   Non-cash stock-based compensation                                        58,750                (95,000)
   Interest income from notes receivable from former officers              (19,253)               (13,130)
   Changes in operating assets and liabilities:
     Accounts receivable                                                  (126,992)                30,288
     Inventory                                                             219,540                402,584
     Prepaid expenses and other current assets                              54,984                 67,616
     Other assets                                                              465                 (4,831)
     Accounts payable and other accrued expenses                          (136,731)              (352,261)
     Accrued payroll and related liabilities                                73,261               (122,514)
     Deferred income                                                       (21,452)                42,073
     Sales tax payable                                                     (43,273)               (12,878)
     Other current liabilities                                                --                  (29,452)
                                                                         ---------              ---------
       Net cash used in operating activities                              (181,095)              (679,905)
                                                                         ---------              ---------
Cash flows from investing activities
   Acquisition of property and equipment                                    (6,947)                  --
   Capitalized software expenditures                                      (173,504)              (184,671)
   Proceeds from the sale of fixed assets                                     --                   30,129
   Restricted cash                                                            --                  125,700
                                                                         ---------              ---------
       Net cash used in investing activities                              (180,451)               (28,842)
                                                                         ---------              ---------
Cash flows from financing activities
   Principal payments on debt and capital leases                           (67,277)               (66,918)
   Issuance of convertible debenture                                       200,000                   --
   Proceeds from the exercise of stock options                              11,250                   --
                                                                         ---------              ---------
       Net cash provided by (used in) financing activities                 143,973                (66,918)
                                                                         ---------              ---------
Effect of exchange rates on cash                                              --                     (905)
                                                                         ---------              ---------
Net decrease in cash and cash equivalents                                 (217,573)              (776,570)

Cash and cash equivalents - beginning of period                            357,711                865,684
                                                                         ---------              ---------
Cash and cash equivalents - end of period                                        $                      $
                                                                           140,138                 89,114
                                                                         =========              =========

The accompanying notes are an integral part of these condensed financial statements.

                                        6

                               ION NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

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

The condensed balance sheet as of September 30, 2004, the condensed statements of operations for the three and nine month periods ended September 30, 2004 and 2003 (consolidated), and the statements of cash flows for the nine month periods ended September 30, 2004 and 2003 (consolidated), have been prepared by the Company without audit.) In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at September 30, 2004 and 2003 not misleading have been made. The results of operation for the three and nine months ended September 30, 2004 and 2003 are not indicative of a full year or any other interim period.

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

The Company's financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2004, the Company had an accumulated deficit of $43,952,909 and a working capital of $52,668. The Company also realized net income of $5,699 and net loss of $626,171 for the three and nine month periods ended September 30, 2004, respectively. The Company continues to experience a shortfall in the cash necessary to expand operations. Management and the Board of Directors are exploring various alternatives to secure funding necessary to meet its cash requirements. These factors raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                               ION NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share when their inclusion would be antidilutive. Potentially dilutive securities of the Company include the following:


                                           ----------------------------------------------------------------------
                                                For the three months ended           For the nine months ended
                                           ----------------------------------------------------------------------
                                           Sept, 30,2004      Sept. 30, 2003      Sept. 30, 2004   Sept. 30, 2003
                                            (Unaudited)**     (Unaudited)**       (Unaudited)*      (Unaudited)*
                                           ----------------------------------------------------------------------
Weighted average shares
outstanding, basic                         22,883,652          23,900,500          23,527,872          23,900,500
Incremental shares of common stock
equivalents                                 1,731,076              12,413                --                  --
Conversion of preferred stock to
common stock                                1,668,350           1,668,350                --                  --
Conversion of convertible debenture
to common stock                             1,350,457                --                  --                  --
                                           ----------------------------------------------------------------------
      Weighted average shares
        outstanding, diluted               27,633,535          25,581,263          23,527,872          23,900,500
                                           ======================================================================

* Since there was a loss attributable to common shareholders in the nine months ended September 30, 2004 and 2003, the basic weighted average shares outstanding were used in calculating diluted loss per share. Potential common shares of 10,193,618 and 7,327,037 for the nine months ended September 30, 2004 and 2003, respectively were excluded from the computation of diluted earnings per share.

** Potential common shares of 3,484,811 and 5,031,187 for the three months ended September 30, 2004 and 2003, respectively were excluded from the computation of diluted earnings per share.


STOCK COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and comply with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" as amended by SFAS No. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123," issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party's performance is complete.

                               ION NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION (CONTINUED)

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three and nine month periods ended September 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company's net income(loss) and basic and diluted net income(loss) per share would have increased to the pro forma amounts indicated below:


                                    Three months   Three months   Nine months  Nine months
                                          ended         ended        ended         ended
                                    September 30,  September 30, September 30, September 30,
                                          2004          2003         2004          2003
                                      (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
                                       ---------     ---------    ----------   ----------
Net income (loss)
  As reported                          $   5,699     $ 158,766    $(626,171)    $(667,513)
  Add back (Deduct): Stock
    based employee
    compensation
determined
    under fair value
methods for
    all awards granted                   (26,948)       41,746     (367,252)     (135,761)
                                       ---------     ---------    ---------     ---------
Pro forma net income (loss)            $ (21,249)    $ 200,512    $(993,423)    $(803,274)
                                       =========     =========    =========     =========

Basic and diluted net income (loss)
per share
  of common stock
    As reported                        $    0.00     $    0.01    $   (0.03)    $   (0.03)
    Pro forma                          $    0.00     $    0.01    $   (0.04)    $   (0.03)


WARRANTY COSTS

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of September 30, 2004 approximated $48,000.

NOTE 3 - INVENTORY

Inventory, net of allowance for obsolescence of $167,829 at September 30, 2004, consists of the following:


          Raw materials                              $  63,487
          Work-in-progress                               4,355
          Finished goods                               414,660
                                                     ----------
                                                     $ 482,502
                                                     ==========

                               ION NETWORKS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On March 29, 2004, the Company agreed to a final separation agreement with its former President and Chief Executive Officer. As part of the agreement, the Company agreed to accept the return of 2,000,000 shares of the Company's common stock as full payment for the former officers' total indebtedness to the Company of $294,493. In addition, the former officer released the Company from any obligations, which may have arisen from the separation of the officer from the Company.

On August 5, 2004, the Company issued, for $200,000 cash, a convertible debenture (the "Debenture") to one of the Company's directors. The Debenture matures on August 5, 2008 and bears interest at five (5%) percent per annum, compounded annually. The principal amount of the Debenture is convertible into shares of the Company's common stock, $.001 par value at a conversion price equal to $0.083 per share (the "Conversion Price"), which is equal to the ten
(10) day average of the closing prices of the Company's common stock, as quoted on the OTC Bulletin Board during the five (5) trading days immediately prior to and subsequent to August 5, 2004. The principal amount of the Debenture is convertible at the Conversion Price at the option of the holder, or after December 5, 2005 at the Company's option if the Company's common stock trades at a price of at least $0.166 for twelve (12) trading days in any fifteen (15) trading day period. The Company is also entitled to prepay the principal amount of the Debenture, at any time after August 5, 2005, but shall be required to pay a premium of two (2%) percent in the second year after issuance of the Debenture of the principal amount prepaid, for prepayments made during that period. The Company has granted certain "piggyback" registration rights to the holder to register for resale the shares issuable upon conversion of the Debenture.

NOTE 5 - SUBSEQUENT EVENT

On October 14, 2004, the Company agreed to a final separation agreement with its former President and Chief Operating Officer. As part of the agreement, the Company agreed to accept the return of 600,000 shares of the Company's common stock as full payment for the former officers' total indebtedness to the Company of $216,926. In addition, the former officer released the Company from any obligations, other than the sum of $8,000 to cover certain expenses, which may have arisen from the separation of the officer from the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS  ENDED  SEPTEMBER  30, 2004  COMPARED TO THE SAME PERIOD IN
2003:

Net sales for the three month period ended September 30, 2004, were $1,047,054 compared to net sales of $888,324 for the same period in 2003, an increase of $158,730 or 17.9%. Revenues for the third quarter of 2004 were higher compared to the same quarter of 2003 primarily due to increased volume and a change in the product sales mix, with more revenue coming from high-end 5500 products as compared to the same period last year.

Cost of sales for the three month period ended September 30, 2004 was $306,200 compared to $214,535 for the same period in 2003. Cost of sales as a percentage of net sales for the three months ended September 30, 2004 increased to 29.3% from 24.2% for the same period in 2003, resulting in gross margins decreasing to 70.7% from 75.8% as compared to the prior year. Comparing the third quarter of 2004 to the same period 2003, the cost of sales has declined; however, sales prices have declined more rapidly resulting in lower gross margin as a percentage of revenue.

Research and development expenses for the three month period ended September 30, 2004 was $167,247 compared to $116,080 for the same period in 2003 or an increase of $51,167. The increase was attributable primarily to the cost related to increased employee headcount from 5 on September 30, 2003 to 7 on September 30, 2004 and expanded utilization of outside consultants for new product development and conversion to standards based platform.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2004 were $530,768 compared to $454,509 for the same period in 2003, an increase of $76,259. The increase in SG&A expenses was due primarily to increased employee headcount from 18 on September 30, 2003 to 22 on September 30, 2004, offset in part by cost containment programs implemented by management.

Restructuring, asset impairment and other charges for the three months ended September 30, 2004 were a credit of $63,716 compared to a credit of $213,071 for the same period in 2003. In 2003 the Company successfully negotiated a settlement of a $243,071 due to a vendor for the payment of $30,000, resulting in a forgiveness of debt in the amount of $213,071.

Depreciation and amortization expenses for depreciation of fixed assets and amortization of capitalized software was $100,617 for the three months ended September 30, 2004 compared to $163,597 in the same period in 2003. The decrease was due to lower depreciable assets and capitalized software balances subject to amortization.

Net income for the three months ended September 30, 2004 and 2003 amounted to $5,699 and $158,766, respectively. The decrease of net income of $153,067 was due primarily to the positive impact on the third quarter 2003 results of $213,071 related to a non-recurring reduction of certain expenses reflected in restructuring, asset impairment and other charges.

FOR THE NINE MONTHS  ENDED  SEPTEMBER  30,  2004  COMPARED TO THE SAME PERIOD IN
2003:

Net sales for the nine months ended September 30, 2004, were $2,558,315 compared to net sales of $2,527,643 for the same period in 2003, an increase of $30,672 or 1.2%. This slight increase for the nine months ended September 30, 2004 was due primarily to increased volume offset in part by lower selling prices as compared to the same period last year.

Cost of sales for the nine month period ended September 30, 2004 was $793,954 compared to $689,374 for the same period in 2003. Cost of sales as a percentage of net sales for the nine months ended September 30, 2004 increased to 31.0% from 27.3% for the same period in 2003, resulting therefore in gross margins decreasing to 69.0% from 72.7% as compared to the prior year. The decrease in gross margin as a percentage of revenue is due primarily to increased sales volume on a lower margin product in the current period as compared to the same period last year.

Research and development expenses for the nine month period ended September 30, 2004 was $427,525 compared to $377,834 for the same period in 2003 or an increase of $49,691. The increase was due primarily to expense increases in the quarter ended September 30, 2004 of employee headcount and expanded utilization of outside consultants for new product development and conversion to standards based platform.

Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2004 were $1,721,400 compared to $1,937,370 for the same period in 2003, a decrease of $215,970. The decline in SG&A expenses are due primarily to sharply reduced executive compensation, steep reductions in facilities expenditures, including rent, sales and marketing and other overhead items under management instituted cost containment programs. These reductions were partially offset by stock compensation expense for options granted during the three month period ended June 30, 2004.

Restructuring, asset impairment and other charges for the nine months ended September 30, 2004 were a credit of $63,716 compared to a credit of $405,402 for the same period in 2003. In 2003 the Company successfully negotiated a settlement of a $243,071 due to a vendor for the payment of $30,000, resulting in a forgiveness of debt in the amount of $213,071 and the reversal of certain liabilities of $508,458 upon the liquidation of a foreign subsidiary. Partially offset by the Company incurring an asset impairment charge for leasehold improvements and furniture of $192,617.

Depreciation and amortization expenses for depreciation of fixed assets and amortization of capitalized software was $322,061 for the nine months ended September 30, 2004 compared to $604,025 in the same period in 2003. The decrease was due to lower depreciable assets, capitalized software balances subject to amortization in the nine month period ended September 30, 2004 as compared to the same period in 2003.

Net loss for the nine months ended September 30, 2004 and 2003 amounted to $626,171 and $667,513, respectively an improvement of $41,342. This improvement was due primarily to lower selling, general and administrative expenses of $215,970 and lower depreciation and amortization expenses of $281,964, offset in part by lower gross margins of $73,909, and positive restructuring items of $405,402 for the nine month period ended September 30, 2003.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2004 the Company had an accumulated deficit of $43,952,909 and a working capital of $52,668. The Company also realized a net loss of $626,171 for the nine month period ended September 30, 2004. The Company continues to experience a shortfall in the cash necessary to expand operations. Management and the Board of Directors are exploring various alternatives to secure funding necessary to meet its cash requirements. Any future operations are dependent upon the Company's ability to obtain additional debt or equity financing, and its ability to generate revenues sufficient to fund its operations. There can be no assurances that the Company will be successful in its attempts to generate positive cash flows or raise sufficient capital essential to its survival. Additionally, even if the Company does raise operating capital, there can be no assurances that the net proceeds will be sufficient enough to enable it to develop its business to a level where it will generate profits and positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash used in operating activities during the nine months ended September 30, 2004 was $181,095 compared to net cash used during the same period in 2003 of $679,905. The net cash used in operating activities was $498,810 less for the nine months ended September 30, 2004 compared to the same period in 2003 due to the absence of approximately $350,000 of non-cash items. The remainder of the variance was due to the positive impact of changes in working capital items of approximately $137,000 in the nine months ended September 30, 2004 when compared to the same period in 2004

Net cash used in investing activities during the nine months ended September 30, 2004 was $180,451 compared to $28,842 in the same period in 2003. This increase in cash used of $151,609 was primarily due to the release of restricted cash of $125,700 during the nine months ended September 30, 2003.

Net cash provided from financing activities during the nine months ended September 30, 2004 was $143,973 compared to net cash used during the same period in 2003 of $66,918. The increase of $210,891 was primarily due to the issuance of a $200,000 convertible debenture in the third quarter of 2004.

ITEM 3. CONTROLS AND PROCEDURES


Prior to the filing of this report, the Company's management carried out an evaluation, under the supervisions and with the participation of its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.


There have been no significant change in the company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to affect its internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

          On August 5, 2004, the Company issued, for $200,000 cash, a convertible debenture (the "Debenture") to Stephen M. Deixler, one of the Company's directors. The Debenture matures on August 5, 2008 and bears interest at five (5%) percent per annum, compounded annually. The principal amount of the Debenture is convertible into shares of the Company's common stock, $.001 par value at a conversion price equal to $0.083 per share (the "Conversion Price"), which is equal to the ten (10) day average of the closing prices of the Company's common stock, as quoted on the OTC Bulletin Board during the five (5) trading days immediately prior to and subsequent to August 5, 2004. The principal amount of the Debenture is convertible at the Conversion Price at the option of the holder, or after August 5, 2005 at the Company's option if the Company's common stock trades at a price of at least $0.166 for twelve (12) trading days in any fifteen (15) trading day period. The Company is also entitled to prepay the principal amount of the Debenture, at any time after August 5, 2005, but shall be required to pay a premium of two (2%) percent in the second year after issuance of the Debenture of the principal amount prepaid, for prepayments made during that period. The Company has granted certain "piggyback" registration rights to the holder to register for resale the shares issuable upon conversion of the Debenture. The issuance of the Debenture was pursuant to an exemption granted under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, in that the purchaser represented his status as an accredited investor, and that he was acquiring the Debenture for investment purposes and not with a view to any sale or distribution. In addition, the Debenture bore a restrictive legend, which stated that the Debenture was a "restricted security" under the Securities Act of 1933, as amended, and a similar legend is required to be placed on any shares issued on conversion of the Debenture. A copy of the Debenture is filed as an exhibit to Form 10-QSB filed on August 13,2004.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 27, 2004, the Company held its 2004 Annual Meeting of Stockholders (the "2004 Meeting").

At the 2004 Meeting, the Company's stockholders elected two directors to serve until the 2005 Annual Meeting of Stockholders and until their successors shall be elected and qualified.

The vote with respect to the election of directors was as follows:

                     Name              For          Authority Withheld
(a)      Stephen M. Deixler         19,382,623            111,725
(b)      Frank S. Russo             19,400,463             93,885

ITEM 5. OTHER INFORMATION

On November 10, 2004, the Company and its Chief Executive Officer and Chief Financial Officer, Norman E. Corn and Patrick E. Delaney, respectively, entered into an amendment to each of their respective employment contracts. The amendments provide for a lump-sum severance payment upon termination without "Cause" or due to a "Change in Control", by adding the following provision to each such respective employment agreement.

SEVERANCE. Executive's employment may be terminated, at any time immediately upon written notice by the Company, without "Cause". If Executive is terminated without "Cause", or effectively terminated pursuant to a Change in Control for any reason other than for "Cause," Executive shall be entitled to a lump sum severance payment equal to eighteen (18) months of base salary in effect as of the termination date, less withholdings and deductions required by law. Executive and Company agree that such severance payment shall also constitute liquidated damages and is a reasonable approximation of Employee's damages as a result of such termination.

"Cause" is defined as  termination of Executive by the Company for the following
infractions  by  the  Executive:   gross   negligence,   felony  conviction  and
significant breach of Executive's duties pursuant to this agreement.

A Change in Control is defined as (i) a sale of all or substantially all of the assets or all of the outstanding equity of the Company or (ii) the merger or consolidation of the Company with or into another entity or any other corporate reorganization if persons who were not shareholders of the Company immediately prior to such merger, consolidation or reorganization own immediately after such merger, consolidation or other reorganization fifty percent (50%) or more of the voting powers of the outstanding securities of each of (A) the continuing or surviving entity and (B) any direct or indirect parent corporation of such continuing or surviving entity.

On August 31, 2004, the Company entered into an employment offer with Henry Hill (a copy of which is attached as an exhibit to this report). Under the terms of the employment offer, Mr. Hill is employed as the Company's Senior Vice President, Technical Services, and is to be paid a base salary of $150,000 per year. Mr. Hill's employment can be terminated by the Company at any time without "cause", provided that in such event Mr. Hill would be entitled to a one-time lump-sum payment equal to 6 months of his base salary. In addition, Mr. Hill received stock options to purchase 500,000 shares of the Company's common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.





Exhibit
No.           Description
-------       -----------

10.1 Employment Agreement dated August 31, 2004 by and between the Company and Henry A. Hill

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

Date: November 15, 2004



                                ION NETWORKS, INC.







                                /s/ Norman E. Corn
                                ------------------------------------------

                                Norman E. Corn, Chief Executive Officer










                                /s/ Patrick E. Delaney
                                ------------------------------------------

                                Patrick E. Delaney, Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit
No.           Description
-------       -----------
10.2 Employment Agreement dated August 31, 2004 by and between the Company and Henry A. Hill

31.1     Section 302 Certification of the Chief Executive Officer.*

31.2     Section 302 Certification of the Chief Financial Officer.*

32.1     Section 906 Certification of the Chief Executive Officer.*

32.2     Section 906 Certification of the Chief Financial Officer.*

     * Filed herewith