Form 10KSB
period 2004-12-31
ION NETWORKS INC
filed 2005-03-24
CIK 754813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________.

Commission File No.: 0-13117 ION NETWORKS, INC. (Name of Small Business Issuer in Its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)	22-2413505 (IRS Employer Identification Number)

120 Corporate Blvd., S. Plainfield, NJ	07080
(Address of Principal Executive Offices)	(Zip Code)

(908) 546-3900 (Issuer’s telephone number, including area code) Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

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

Yes                 No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer’s revenues for its most recent twelve-months ended December 31, 2004 totaled $ 3,616,261.

The aggregate market value of voting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the “Common Stock”) on March 21, 2005 of $0.26, as reported on the OTC Bulletin Board was $5,262,167. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 22,638,280 shares of Common Stock outstanding as of March 24, 2005.

1

DOCUMENTS INCORPORATED BY REFERENCE: None Transitional Small Business Disclosure Format (check one): Yes No
2

Information Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. These statements include, but are not limited to, statements regarding the Company’s ability to gain further market recognition and the Company’s cost reduction efforts. These risks and uncertainties include, but are not limited to, uncertainty as to the acceptance of the Company’s products; risks related to technological factors; potential manufacturing difficulties; uncertainty of product development; uncertainty of obtaining or maintaining adequate financing; dependence on third parties; dependence on key personnel and changes in the Company’s sales force and management; the risks associated with the expansion of the Company’s sales channels; competition; a limited customer base; risk of system failure, security risks and liability risks; risk of requirements to comply with government regulations; vulnerability to rapid industry change and technological obsolescence; and general economic conditions. In some cases, you can identify forward-looking statements by our use of words such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative or other variations of these words, or other comparable words or phrases. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1: Description of Business

Overview

                ION Networks, Inc and subsidiary (“ION” or the “Company”) designs, develops, manufactures and sells security solutions that protect enterprise network administrative interfaces from improper, unauthorized or otherwise undesirable access from external and internal sources. Administrative interfaces are the network access points used by highly trained technical individuals who are charged with the responsibilities of maintaining and supporting the networks and devices employed within the networks such as servers, routers, PBXs and similar types of equipment. These technicians may be employees of the enterprise or employed by third parties such as managed service providers, consultants, device vendors or application developers. In all cases, they are considered “trusted insiders” since in order to perform their jobs; permission to enter and work within the network must be granted. The Company’s solution, comprised of centralized management and control software, administrative security appliances and soft tokens, are designed to provide secure, auditable access to all administrative interfaces and monitored security once working within the network. Service Providers, Enterprises and Governmental Agencies utilize the ION solution globally in their voice, data and converged environments, to establish and maintain security policies while providing the support and maintenance required of networks and their devices.

                As network complexity continues to rise, particularly with the growing movement toward IP (internet protocol) based networks (converged environments,) security implications for both enterprises and their service providers are growing even more rapidly. The significant growth in outsourcing of network and device support and maintenance functions has required an increasing level of ‘trust’ between enterprise and service provider as well as heightened the level of competition between managed service providers. New compliance and privacy legislation and regulations are having an equally broad impact. Management and control requirements have escalated with the advent of Sarbanes-Oxley and the numerous privacy laws recently enacted such as Gramm-Leach-Bliley, HIPPA, California SB 1386, etc.

                Service providers are struggling to maintain expertise throughout their geographic footprint. They are faced with an expanding deployment of enterprise security strategies and an inability to implement security solutions independently. On the other side, enterprises have become more cost conscious, working to extend the life of their legacy devices and aggregate network connections through the Internet. With all this movement, there is little consistency or standards regarding security and service delivery as the number of trusted insiders increases dramatically. The implications are enormous, particularly when understanding that the average cost of a network breach, reported by the 2003 CSI/FBI Security Survey, is $56,000 when it occurs from external sources (through the perimeter of the network) and in excess of $2.5 Million when it is caused by an “insider.” There are many effective and popular ‘security solutions’ that address the perimeter, such as Firewalls, Intrusion Detection Systems, Virtual Private Networks and anti-virus software, providing protection from the typical hacker as well as end users. However, little attention has been paid to securing administrative interfaces where either maliciously or inadvertently, information and data can be easily compromised or destroyed. This is the arena in which ION focuses.

                ION’s solution provides customers with secure access as well as forensic security within their owned and managed networks. It is a robust solution that is highly scalable, reliable, simple to use and cost effective. The solution also provides monitoring and alarming of the environment such as temperature and contact closures, forensics and buffering, and security logging of all activities down to the keystroke level. Due to the fact it is vendor agnostic, broad connectivity to virtually all network devices is guaranteed. The combination of ION’s single sign-on centralized management and control software,

3

PRIISMS, our administrative security appliances and our two factor authentication tokens, mitigates the impact of potential network breaches. These breaches would likely cause financial losses to the enterprise due to lost revenue and lost intellectual property; plummeting customer satisfaction, and corporate embarrassment with most consumers attuned to security issues and where reputations cannot be quickly rebuilt; extensive physical and environmental damage as well as data corruption; and the difficult and costly tasks of detection and recovery. ION’s solutions are used in small, remote branch locations, medium to large local and global networks as well as data centers, ranging from a few to thousands of devices.

                Though the Company’s focus is providing hardware and software solutions, ION also offers support and maintenance programs. Services revenue is typically generated from systems engineering and maintenance services in conjunction with the sale of our solutions.

                ION’s solutions are distributed via three channels: (i) a direct sales force, (ii) indirect channels such as service providers and original equipment manufacturers (OEM) and (iii) resellers both domestically and internationally. In addition to these distribution channels, the company segments its target markets by (i) enterprises, (ii) service providers and (iii) governmental agencies. Each market segment has unique characteristics and provides significant opportunities for future growth.

                ION Networks, Inc. is a Delaware corporation founded in 1999 through the combination of two companies, MicroFrame, Inc. (originally founded in 1982), a New Jersey corporation and SolCom Systems Limited (originally founded in 1994), a Scottish corporation located in Livingston, Scotland. The Scottish corporation was dissolved in 2003. In 1999, the Company expanded through the purchase of certain assets of LeeMAH DataCom Security Corporation. The Company currently has over 300 customers located in 35 countries and more than 50,000 appliances and devices currently in use. References in this document to “we,” “our,” “us,” and “the Company” refer to ION Networks, Inc. Our principal executive offices are located at 120 Corporate Blvd. South Plainfield, New Jersey 07080, and our telephone number is (908) 546-3900.

 Market Background

                The Exposure

                Accelerated growth of market factors such as increasing network complexity and expansion of network management outsourcing has resulted in a far greater need for security of network administrative interfaces. These interfaces are used for network and device management, maintenance and repair, as well as updates and changes. The administrative ‘sessions’ are active in all types of networks including voice networks, data networks and networks supporting critical infrastructure such as electronic distribution. To perform these functions effectively and efficiently, both local and remote access is required.

                The “Inside” Threat is Real

                Enterprises and service providers alike must consider the human element in performing network support and maintenance. In addition to the outsourcing of many IT functions, employee turnover at both the enterprise and service provider plays a key role in secure access and network security. Today, the ‘insider’ is everywhere, even outside. The technical environment poses additional challenges. Remote access is necessary to maintain any semblance of cost controls and access is quite simple. The risk of a security breach has never been higher. The ‘trusted’ community is large, knowledgeable and potentially motivated. Inconsistent, ineffective, and non-existent security practices exist in far too many places. An inadvertent breach is as costly as a malicious attack. According to The National Strategy to Secure Cyberspace (part of The President’s Critical Infrastructure Protection Board,) “approximately 70 percent of all cyber attacks on enterprise systems are believed to be perpetrated by trusted insiders.” The former Director of Security Strategies of The Hurwitz Group stated, “For every in-house attack reported, there could be as many as 50 that go either unreported or undetected.” Newspapers, magazines and government publications are littered with articles about security breaches such as the US Department of Justice press release on November 26, 2001 where, “former (network hardware vendor) accountants sentenced for unauthorized access to computer systems to illegally issue almost $8 Million in company stock to themselves” and the US Department of Justice press release on December 18, 2003, where a “Milford man pleads guilty to intrusion and theft of data costs company $5.8 Million.”

                To Make Matters Worse . . .

                Federal regulations are stringent and increasing while new legislation from States has already begun. Fines for mismanagement have been greatly increased. Penalties, formerly just at the corporate level are now targeted at individuals as well. Executives are now personally responsible and liable for fines, incarceration and professional sanctions. Fragile customer trust is fueling negative publicity while legal costs are rising. In an effort to combat these realities, organizations have learned that compliance is not simple. Regulations are sweeping, yet vague. Implications are felt across all departments and ignorance is no longer an accepted excuse. ION’s solutions help mitigate these risks.

                The Market is Growing

4

                IDC and Janney Montgomery Scott Research estimated the worldwide Network Security Market at over $25 Billion in 2004 with a compound annual growth rate of greater than 27%. The US Network Security Market was estimated at approximately $7 Billion in 2004 with 2006 estimates at about $10 Billion by Datamonitor. In addition, a 2003 survey by PricewaterhouseCoopers and CIO magazine showed a 62% increase in security spending with the top strategic initiatives being: blocking unauthorized access and enhancing network security. We believe enterprises, service providers and government agencies are recognizing, in constantly increasing numbers, the vulnerabilities associated with the lack of secure network access and internal network security and the markets for ION’s solutions will continue to grow at higher rates than in the past.

The ION Networks Solution

                At the core of enterprise networks is proprietary data and information. It is typically accessed by its end user population through the perimeter of the network to applications that massage and organize the data and information. In order to gain access, users have to go through firewalls, intrusion detection systems, anti-virus software and other tools. The overall enterprise contains many different networks such as a Data Network with routers and switches, a Voice Network with PBXs and voicemail, an IT Network with servers and network attached storage, and middleware such as databases and applications. In order to maintain and support the various enterprise networks and their devices, internal network support staff along with equipment vendors, managed service providers, IT consultants, etc., must have access. ION’s integrated solution includes PRIISMS, which provides controlled centralized access and administrative management access; a family of administrative security appliances, which provide local security for remote access sessions and include encryption, strong authentication and environmental monitoring; and 3DES soft tokens with two factor authentication, which can be used from a Windows PC, Palm or Blackberry.

                The Value Equation

                The value of ION’s solution can be viewed through the eyes of the Company’s Enterprise customers, Service Provider customers, and in many cases, both. A sample of elements that provide value to both include:

•	Scalable across thousands of distributed locations and tens of thousands of protected endpoints. The modular hardware design and robust software allow the solution to be easily expanded.

•	Reduces knowledge of inner workings of networks by masking routes to equipment preventing endpoints from being accessed independently.

•	Provides audit and forensic data through the real-time monitoring of administrative sessions, instantly identifying incorrect network administration as well as a tool for fault diagnostics.

•	Provides alarms for network and device outages, vulnerabilities and environmental events through polling to accelerate fault identification and resolution while allowing immediate response to an impending breach.

•	Provides high availability with both in-band and out-of-band secure access

A few elements of the value equation that address enterprise concerns include:

•	Regulatory compliance support by encrypting, recording and reporting all device management activities, controlling access to information and maintaining privacy.

•	Reduces internal and external threats since access to information is approved or denied at a central point and monitoring of user activity and endpoints is accomplished in real-time.

•	Provides a mechanism to implement and maintain enterprise-wide security policies

•	Provides investment protection with full security and monitoring for legacy devices

A few of the value elements that address the many challenges facing service providers include:

•	Increased margins through more efficient management and a central point of control

•	Reduced costs since less headcount and fewer ‘truck rolls’ are required

•	Enhanced ability to meet their customers’ security policies and service level agreements

•	Differentiated and expanded service offerings

•	Reduced downstream liability due to increased audit controls

•	Lower cost of ownership by providing multiple functions in a single solution along with ease of device management.

ION Networks Products and Services

ION Networks provides a complete network and information security solution that provides secure access to enterprise networks through administrative interfaces as well as secure access to devices within the network. The specific devices the
5

technical users may access and work upon, as well as what actions may be performed on those devices, can be controlled from a central point using ION’s PRIISMS software. Once authorization is granted and user authentication completed, the users’ activities can be monitored and tracked, down to the keystroke level. Should the technical user attempt to perform an action without permission, an alarm can be broadcast, preventing a breach before it occurs. Additionally, the environment and devices may be monitored with specific alarms that are sent due to water, heat or other damaging factors, including disconnecting of lines or devices or doors left ajar. The ION security solution is based on centralized security policy management and distributed security policy enforcement. It consists of ION’s Administrative Security Gateway, PRIISMS for centralized management and control, and ION’s Administrative Security Appliances for distributed secure access and monitoring. ION also provides training, consulting and support services to our customers and partners.

ION PRIISMS - Administrative Security Gateway

Through its web-based user interface, PRIISMS provides connectivity to a vast array of managed endpoints from nearly every vendor covering a variety of platforms. This administrative security gateway enables authenticated administrators and technicians to configure, troubleshoot and manage geographically dispersed network devices from a central operations center within a secure environment. PRIISMS also provides centralized, 24x7 surveillance and provisioning across the entire suite of ION Administrative Security Appliances.

Key Capabilities include:

•	Single Sign-On Environment for Local and Remote Access.

• Multi-factor authentication via ION soft tokens or 3rd party vendor hard tokens

• Support for in-band and out-of-band connectivity

• Control of all device access information

• Masking of IP addresses and phone numbers

• Point and click access to all authorized devices

•	Secure Environment for all Administrative Access

• Instant VPN tunneling for automatic encrypted sessions

• HTTPS or SSH connections for all users

•	Centralized Administration for large Device Networks

• User management of access to each device

• Centralizes alarm notification, logging and consolidation

• Device polling

• Real-time, forensic monitoring and control of user sessions to the keystroke level

•	Scalable, Web-Based Architecture

• Easily manage large (5000+) device communities

• Easily handle great number of concurrent users

ION Administrative Security Appliances

           ION appliances provide a connection point for secure, authorized access, and also act as a barrier to access by unauthorized systems and individuals. ION appliances integrate secure connectivity, monitoring, alarming and event logging of administrator level users into a single appliance, providing simplified and cost effective protection against unintentional or malicious security threats. ION’s suite of appliances support 2, 4, 16 or 28 serial ports, 1 or 2 modems, up to 2 Ethernet ports, multifactor authentication, and environmental sensor inputs including up to 144 contact closures, 2 relay connectors, 2 temperature sensor inputs and 1 analog input. In addition, the majority of ION appliances include support for encrypted sessions and a firewall.

Key Capabilities include:

•	Connectivity

• Serial and Ethernet Connectivity

• Built-in VPN, Router, Firewall capability

•	Security

• Appliance logs

• Logging of All Sessions – Distribution over Dial-up, Ethernet or via PRIISMS

• PBX, VM, Router Monitoring (ASCII, PING)

• Control of external devices for Device Reboot (intelligent power controller)

•	Monitoring and Alarming

• Environment

•	Hi Temperature, Low Temperature

•	Water, Humidity
6

•	Contact Closures – Monitor UPS, Doors, Motion

• Relays – Remotely Open Doors, Turn on Fan, Turn on Alarm or Flashing Light

• Access – Notification of Login Success, Failure

• Cables – Notification of Device Disconnect or Failure

• Multiple Delivery Methods, Locations (SNMP, SMTP, Pager, ASCII)

•	Buffering / Forensics

• Session Buffering

• Host Port Buffering

• Core Dump

ION Soft Tokens

           ION soft tokens are simple to use. Each user may be assigned a ‘disposable’ ION soft token via email or the web which can be loaded onto a Windows®, RIM® Blackberry™ or PalmOS® device. Each time the user requests connectivity to PRIISMS or an appliance, they are challenged to enter additional criteria generated by the token that will positively identify them. ION soft tokens utilize strong 3DES encryption and can be quickly activated and deactivated through PRIISMS.

Wide Range of Protected Infrastructure Devices

ION network and information security solutions protect a growing variety of infrastructure devices provided by leading IT and telecommunications network and system vendors, including vendors of:

•	Access Servers	•	Multi-Service Switches

•	Routers	•	Optical Switches

•	VoIP Platforms	•	PBXs (Switched & IP)

•	Call Management Systems	•	Power Protection Systems (UPS)

•	Carrier Grade Multi-Service Switches	•	Application Servers

•	Cellular Switches	•	SONET Switches

•	CSU/DSUs	•	SS7 Switches

•	Databases	•	DSLAMs

•	Integrated Access Devices	•	Storage Area Networks

•	LAN Switches	•	Terminal Servers

•	Mail Servers	•	UNIX Servers

•	Messaging Servers	•	Wireless Switches

Strategy

                Having narrowed our focus over the last year, the Company’s goal is to concentrate on providing secure administrative access to enterprise networks while delivering a full security solution to our target markets. Our emphasis will be on the value provided to Service Providers, Enterprises and Government agencies rather than simply our technology. Key items of value include:

•	Scalability across thousands of distributed locations and tens of thousands protected endpoints

• Modular hardware design and robust centralized management and control software

• Easily expandable solutions

•	Reduction in the knowledge of the inner workings of networks

• Routes to devices and information are masked

• Endpoints cannot be independently accessed

•	Provision of audit and forensic data and real-time monitoring of administrative sessions

• Identifying incorrect network administration

• Providing a tool for fault diagnosis

•	Providing alarms to devices and environmental elements through polling

• Mechanism for fault identification and resolution

• Provide for immediate response to an impending breach

•	Enabling compliance with current legislation

• Providing control over access to information

• Maintaining privacy

•	Reduction of internal and external threats

• Approval or denial, at a central point, of access to information
7

• Monitoring user activities and endpoints in real-time

•	Reduction of costly administrative activities

• Providing a single sign-on, central point of administration

• Eliminating time and costs associated with password changes

• Significantly reducing the requirement for on-site support

•	Continuing to be completely vendor agnostic

•	Providing high availability through secure in-band and out-of-band access

                Our goal is to become recognized by our target markets as an industry leader and the standard by which secure access and network security solutions are measured. Key elements of our strategy include:

                Increase Percent of Value Delivered through Software.  Continuing upon the direction of providing most of our new and enhanced value through our software technology, changing the hardware / software mix of the ION solution and enabling the Company to deliver greater value more rapidly.

                Expand, Update Product Line, Develop New Products, and Reduce Manufacturing Costs.  The Company is pursuing a strategy of leveraging the open source development community and intends to expand our current offerings at both the entry and top end of our product offerings. The Company also intends to better align its solutions with its target markets, recognizing the different value equations for each. By reducing manufacturing costs we will be able to maintain margins while addressing the price pressures of the market.

                Establish the ION Networks Brand.  We believe that strong brand recognition in our target markets is important to our long-term success. We intend to continue to strengthen our brand names through increased corporate marketing, a newly refreshed web site, direct mailings to customers in all our target markets and public relations. The positioning of our solutions and the value they provide will contribute both our direct and more importantly, our indirect sales efforts.

                Expand Indirect Channels.  Our strategy is to build and expand our base of indirect channel partners domestically and internationally through new marketing programs and by leveraging current relationships.

                Expand Strategic Original Equipment Manufacturer Relationships.  By entering into original equipment manufacturer (“OEM”) arrangements to sell our products, we intend to leverage our sales capabilities and expand penetration of our target markets.

Customers

                During the year ended December 31, 2004, 54 customers generated $3,616,261 in revenue from hardware, software, services, maintenance and repairs. Historically, our largest customers have been service providers primarily in the United States and in Europe. See also “Risk Factors - We rely on several key customers for a significant portion of our business, the loss of which would likely significantly decrease our revenues” on page 13. While ION has begun to penetrate the corporate market and, in particular, the financial services sector, the majority of revenues continue to come from our traditional customer base.

ION customers can be categorized based on three target markets: Enterprises, Service Providers and Governmental Agencies:

                Enterprises. The Enterprise target market consists of non-governmental organizations that use their network infrastructure as a platform to provide their own goods or services. There are many sectors in the enterprise market, including, but not limited to, banking, financial services, insurance, energy, manufacturing, retailers, pharmaceuticals, healthcare, technology and transportation.

                Service Providers. The service provider target market consists of businesses that use their network infrastructure to provide services to their customers and provide managed services to enterprises, supporting their networks and devices. It also includes resellers of solutions such as ION’s, who provide complementary services to their customer base.

                Governmental Agencies. The Government target market consists of domestic and foreign governmental agencies that provide internal services to their constituencies. Particular emphasis is placed on agencies within the Department of Defense and the Department of Energy.

Sales and Marketing

                Our marketing programs are intended to promote ION Networks and brand awareness to build our reputation as a supplier of highly scalable, robust, reliable, easy-to-use and cost-effective secure access and network security solutions. During the year ended December 31, 2004, the Company did not have the financial resources to adequately promote and strengthen our brand. ION attempted to repair damaged customer relationships by frequent, direct executive communications with customers. The relative effectiveness of this customer retention program has been demonstrated by improved operating results in 2004. We intend to expand and strengthen our customer and channel relationships through additional marketing programs and staff, as well as increased promotional activities as resources become available.

                While we believe ION solutions are suited for both direct sale to customers and indirect channels where it is not economically efficient for us to sell directly to end user organizations, we are focusing on the opportunity to leverage the sales forces of our service provider customers and resellers.

                Direct Sales. On December 31, 2004, the Company’s sales and marketing headcount stood at 4. For the year ended December 31, 2004, approximately 15% of ION’s revenue came from direct sales.

                Indirect Sales/Channel Partners. We also market and sell our solutions via indirect channels through Service providers and reseller partners in the United States and in Europe. Indirect sales accounted for approximately 47% of our total revenue for the year ended December 31, 2004. Our VAR partnerships are non-exclusive.

                Original Equipment Manufacturers (OEMs). We enter into select original equipment manufacturer relationships in order to take advantage of well-established companies that sell into our target markets. We believe these relationships expand our overall market penetration. The terms of our agreements with these customers vary by contract, but have typically been for three year terms. For the year ended December 31, 2004, our original equipment manufacturer revenue accounted for approximately 38% of total revenue.

                Geographic Distribution. We divide our sales organization regionally into three territories: (1) the United States and Canada, (2) Europe, the Middle East and Africa, and (3) other locations.

For the year ended December 31, 2004, approximately 80% of ION’s sales were in the United States and Canada and 20% Europe, the Middle East, Africa and other locations. (Refer to Note 12 in the Company’s Consolidated Financial Statements.)

Technical Services

                We offer our customers a range of support services that includes technical support either by phone or electronically, product maintenance and repair, custom development and professional support services. Our technical services staff, including quality assurance, is located at our corporate headquarters in South Plainfield, New Jersey.

Competition

                The market for secure network access and security solutions is worldwide, highly competitive, and growing rapidly. Competitors can be generally categorized as either: (i) vendors who provide high performance, security point products, or (ii) suppliers of network management appliances that provide limited security features. Many of these individual solutions require additional products in order to implement a comprehensive network access and security solution. Current and potential competitors in our markets include, but are not limited to the following companies, all of which sell worldwide or have a presence in most of the major markets for such products:

•               Alarm and Buffer Box vendors such as: Data Track, Teltronics, OmniTronics;

•               Network vendors such as: Cisco, Juniper ;

•               Terminal Server vendors such as: MRV, Cyclades, Digi;

•               Secure Modem vendors such as: US Robotics, Multitech.

                Many competitors have generally targeted large organizations’ perimeter security needs with VPN, firewall and intrusion detection systems that range in price from under one thousand to hundreds of thousands of dollars. These offerings may increase competitive pressure on some of our solutions, resulting in both lower prices and gross margins. Many of our current or potential competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than ION. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business. See also “Risk Factors - We face significant competition and if we do not compete successfully, our results of operations may be adversely affected” on page 12.

Sources And Availability Of Materials

                The Company designs its security appliances utilizing readily available parts manufactured by multiple suppliers and relies on and intends to continue to rely on these suppliers. Our principal suppliers are Arrow Electronics, Inc., PPI Time Zero, Ituner Networks Corp., AVNET, Inc. and ACE Electronics, Inc.. The Company has been and expects to continue to be able to obtain the parts required to manufacture its products without any significant interruption or sudden price increase, although there can be no assurance that it will be able to continue to do so.

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

Dependence On Particular Customers

                Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. In general, the Company cannot predict with certainty, which large customers will continue to order our products. The loss of any of these large customers, or the failure to attract new large customers, could have a material adverse effect on the Company’s business.

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

Governmental Approvals And Effect Of Governmental Regulation

                The Company’s solutions may be exported to any country in the world except those countries restricted by the anti-terrorism controls imposed by the Department of Commerce. These anti-terrorism controls prohibit the Company from exporting some of its solutions to Cuba, Libya, Iran, Iraq, North Korea, Sudan and Syria without a license. As with all U.S. origin items, the Company’s solutions are also subject to the Bureau of Export Administration’s ten general prohibitions that restrict exports to certain countries, organizations, and persons.

                As required by law or demanded by customer contract, the Company obtains approval of its solutions by Underwriters’ Laboratories. Additionally, because many of the products interface with telecommunications networks, the Company’s products are subject to several key Federal Communications Commission (“FCC”) rules requiring FCC approval.

                Part 68 of the FCC rules contains the majority of the technical requirements with which telephone systems must comply in order to qualify for FCC registration for interconnection to the public telephone network. Part 68 registration requires telecommunication equipment interfacing with the public telephone network to comply with certain interference parameters and other technical specifications. FCC Part 68 registration for ION’s products has been granted, and the Company intends to apply for FCC Part 68 registration for all of its new and future products.

                Part 15 of the FCC rules requires equipment classified as containing a Class A computing device to meet certain radio and television interference requirements, especially as they relate to operation of such equipment in a residential area. Certain of ION’s products are subject to and comply with Part 15.

                The European Community has developed a similar set of requirements for its members and the Company has begun the compliance process for its products in Europe. Additionally, ION has certified certain of its products to the NEBS (Network Equipment Business Specification) level of certification. This is a certification that was developed by Bellcore (now Telcordia Technologies) and is required by many of ION’s telecommunications customers.

Research And Development Activities

                As of December 31, 2004, the Company had 5 R&D staff members devoting part of their time to research and development activities. We believe the effort of these employees will be minimally sufficient to allow the Company to keep up with technology advances for the foreseeable future. However, the Company intends to increase staff during 2005, as resources become available, in order to more rapidly introduce new and enhanced products. In 2004, the Company incurred a charge of $598,012 for R&D activities.

                The current R&D staff was primarily responsible for the successful completion and delivery of the most recent ISOS software releases and enhancing PRIISMS functionality. They also enhanced the code base to meet major customer requirements and significantly reduced the number of product issues affecting our customers. In addition, the quality assurance function was reestablished and has designed a new QA lab for product testing.

Employees

                As of December 31, 2004, the Company had 23 employees, 21 full-time employees and 2 part-time employees. This headcount includes 9 technical and production, 7 sales, marketing and support, and 7 financial, administrative and executive capacities. None of the Company’s employees are represented by labor unions. The Company considers it has generally satisfactory relations with its employees.

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

Hardware and software incorporated in our products may experience bugs or “errors” which could delay the commercial introduction of our products and require time and money to alleviate.

                Due to the complex and sophisticated hardware and software that is incorporated in our products, our products have in the past experienced errors or “bugs” both during development and subsequent to commercial introduction. We cannot be certain that all potential problems will be identified, that any bugs that are located can be corrected on a timely basis or at all, or that additional errors will not be located in existing or future products at a later time or when usage increases. Any such errors could delay the commercial introduction of new products, the use of existing or new products, or require modifications in systems that have already been installed. Remedying such errors could be costly and time consuming. Delays in debugging or modifying products could materially and adversely affect our competitive position.

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

                In the past, we experienced fluctuations in our quarterly and annual revenues and we anticipate that such fluctuations will continue therefore making it difficult for us to predict our future operating results or profitability. Our quarterly and annual operating results may vary significantly depending on a number of factors, including:

•              the timing of the introduction or acceptance of new products and services;

•              changes in the mix of products and services provided;

•              long sales cycles;

•              changes in regulations affecting our business;

•               increases in the amount of research and development expenditures necessary for new product development and innovation;

•               changes in our operating expenses;

•               uneven revenue streams;

•               volatility in general economic conditions;

•               volatility in the network security market; and

•               threats of terror and war.

                We cannot assure you that our revenues will not vary significantly among quarterly periods or that in future quarterly periods our results of operations will not be below prior results or the expectations of public market analysts and investors. If this occurs, the price of our common stock could significantly decrease. See also “Risks Associated with Our Securities - There is potential for fluctuation in the market price of our securities” page 14.

In the past we have experienced significant losses and negative cash flows from operations. If this trend reoccurs in the future, it could adversely affect our financial condition.

                ION has incurred significant, though declining, losses but for the year 2004 has reversed a trend of negative cash flows from operations. For the year ended December 31, 2004 and 2003, we experienced net losses of $249,840 and $603,792, respectively, and cash flows provided by (used in) operations of $108,279 and ($376,940), respectively. There can be no assurance that our business will become profitable in the future and that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

As of December 31, 2004, the Company continues to have a marginal working capital balance, which could inhibit future growth and impact the Company’s financial viability.

                Although the Company’s working capital balance increased to $372,860 at December 31, 2004 as compared to $287,930 at December 31, 2003 this balance is still lower than the Company’s optimal requirements. This low working capital balance, while improving, may continue to impact the ability of the Company to attract new customers and employees and could have a material adverse affect upon our business.

We face significant competition and if we do not compete successfully, our results of operations may be adversely affected.

                We are subject to significant competition from different sources for our different products and services. We cannot assure you that the market will continue to accept our hardware and software technology or that we will be able to compete successfully in the future. We believe that the main factors affecting competition in the network security business are:

•	the products’ ability to meet various network security requirements;

•	the products’ ability to conform to the network and/or computer systems;

•	the products’ ability to avoid becoming technologically outdated;

•	the willingness and the ability of distributors to provide support customization, training and installation; and

•	the price.

Although we believe that our present products and services are competitive, we compete with a number of large data networking, network security and network device manufacturers which have financial, research and development, marketing and technical resources far greater than ours. Our competitors may succeed in producing and distributing competitive products more effectively than we can produce and distribute our products, and may also develop new products which compete effectively with our products. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If our current or potential competitors were to
12

use their greater financial, technical and marketing resources in our target markets and if we are unable to compete successfully, our business, financial condition and results of operations may be materially and adversely affected.

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

                Historically, we have been dependent on several large customers each year, but they are not necessarily the same every year. For the year ended December 31, 2004, our most significant customers (stated as an approximate percentage of revenue) were Avaya 38% and MCI 9% compared to the year ended December 31, 2003, of Avaya 18%, Siemens 12%. Qwest 8% and MCI 7%. In general, we cannot predict with certainty, which large customers will continue to order. The loss of any of these large customers, or the failure to attract new large customers would likely significantly decrease our revenues and future prospects, which could materially and adversely affect our business, financial condition and results of operations.

We depend upon key members of our employees and management, the loss of which could have a material adverse effect upon our business, financial condition and results of operations.

                Our business is greatly dependent on the efforts of the Chief Executive Officer, Mr. Norman E. Corn, Chief Financial Officer, Mr. Patrick E. Delaney, and Chief Technology Officer, Mr. William Whitney and other key employees, and on our ability to attract key personnel. Other than with respect to Messrs. Corn, Delaney, and Whitney, we do not have employment agreements with our other key employees. Our success depends in large part on the continued services of our key management, sales, engineering, research and development and operational personnel and on our ability to continue to attract, motivate and retain highly qualified employees and independent contractors in those areas. Competition for such personnel is intense and we cannot assure you that we will successfully attract, motivate and retain key personnel. While all of our employees have entered into non-compete agreements, there can be no assurance that any employee will remain with us. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and results of operations. Currently, we do not maintain “key man” insurance policies with respect to any of our employees.

We rely on several contract manufacturers to supply our products. If our product manufacturers fail to deliver our products, or if we lose these suppliers, we may be unable to deliver our product and our sales and revenues could be negatively impacted.

                We rely on three primary contract manufacturers to supply our products: PPI Time Zero, Ituner Networks Corp., and ACE Electronics, Inc. If these manufacturers fail to deliver our products or if we lose these suppliers and are unable to replace them, then we would not be able to deliver our products to our customers. This could negatively impact our sales and revenues and have a material adverse affect on our business, financial condition and results of operations.

Our certificate of incorporation and bylaws contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties.

                Our Certificate of Incorporation, as amended, and our Bylaws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages on an action brought by or in our right for breach of a director’s duties to us or to our stockholders except in certain limited circumstances. In addition, our Certificate of Incorporation, as amended, and our Bylaws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. The Certificate of Incorporation and the Bylaws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage or deter stockholders or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit our stockholders and directors and officers.

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

                As of March 24, 2005, an aggregate of 5,423,675 of the outstanding shares of our common stock are “restricted securities” as that term is defined in Rule 144 of the Securities Act of 1933 (Rule 144). These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions. In addition, 3,750,650 shares are issuable pursuant to currently exercisable options, 1,168,000 shares are issuable pursuant to currently exercisable warrants, 1,555,570 shares are issuable pursuant to currently convertible preferred stock of 155,557 shares and 2,409,000 shares are issuable pursuant to a convertible debenture. Future sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could negatively affect the price of our common stock.

We may be restricted from issuing new equity securities.

In September 2002, we issued shares of Series A Preferred Stock to several investors. Under the terms of the preferred stock, any issuances of equity securities or securities convertible into or exercisable for equity securities require the prior approval of the holders of a majority of the outstanding shares of Series A Preferred Stock. While two of our directors currently own a significant portion (48.75%) they do not constitute a majority of such preferred stock. While the Company has been successful in obtaining the consent of a majority of the series a preferred stock when the Board of Directors has requested, there can be no assurance that the company will continue to be able to obtain such consent. If the Company is unable to obtain this approval, the Company would be prevented from issuing equity securities which would preclude the Company from raising equity financing, utilizing equity based compensation plans and from other actions requiring the issuance of equity securities. In addition, the consent of certain of our existing investors (which consent may not be unreasonably withheld or delayed) is required in connection with certain financings involving (subject to certain exclusions) the issuance of securities in which the purchase price, number of securities, exercise price or conversion rate are subject to future adjustment. Failure to obtain such consent could restrict the Company’s ability to avail itself of the benefits of such financings.

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

The Company abandoned the lease space at 48834 Kato Road, Fremont, California in the Bedford Fremont Business Center. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows: $7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60. The Company entered into an abandonment agreement with the landlord in March of 2003. As a result, the Company recorded a one-time charge to Restructuring of $123,510 in the quarter ended March 31, 2003. This amount represents the total lease payments from December 2002 to May 2004 offset by landlords stated sub-lease rental payments. The Company has not occupied the space since approximately March 2003. In 2004, Management revaluated the current status of the ongoing negotiations and reversed its prior reserve amount by approximately $63,716. Management believes that the final settlement amount should not exceed the reserved amount of $60,000 at December 31, 2004. However, the Company and Landlord have no settlement agreement in place at this time.

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market For Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTC Bulletin Board under the symbol “IONN.OB”. The following table sets forth the high ask and low bid prices of the Common Stock for the periods indicated as quoted on the OTC Bulletin Board (except that the prices for the quarter ended March 31, 2003 are based on prices reported on the NASDAQ Small Cap Market). The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year Ended December 31, 2004, Quarter Ending	HIGH	LOW

March 31, 2004	$0.20	$0.04
June 30, 2004	0.14	0.05
September 30, 2004	0.37	0.06
December 30, 2004	0.44	0.19

Year Ended December 31, 2003, Quarter Ending

March 31, 2003	$0.28	$0.05
June 30, 2003	0.11	0.05
September 30, 2003	0.11	0.05
December 31, 2003	0.11	0.04

Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month # 1 (October 1, 2004 – October 31, 2004)	600,000	$0.3615
Month # 2 (November 1, 2004 – November 30, 2004)
Month # 3 (December 1, 2004 – December 31, 2004)
Total	600,000	$0.3615

On October 14, 2004, the Company agreed to a final separation agreement with its former Executive Vice President and Chief Operating Officer. As part of the agreement, the Company agreed to accept the return of 600,000 shares of the Company’s common stock as full payment for the former officers’ total indebtedness to the Company of $216,926. In addition, the former officer released the Company from any obligations, other than the sum of $8,000 to cover certain expenses, which may have arisen from the separation of the officer from the Company.

Security Holders

As of March 4, 2005 there were 408 holders of record of the Common Stock.

Dividends

The Company has not paid any cash dividends on its Common Stock during the years ended December 31, 2004 and December 31, 2003. The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

Item 6: Management’s Discussion and Analysis or Plan of Operation

Overview

ION Networks, Inc (“ION” or the “Company”) designs, develops, manufactures and sells security solutions that protect enterprise network administrative interfaces from improper, unauthorized or otherwise undesirable access from external and internal sources. Administrative interfaces are the network access points used by highly trained technical individuals who are charged with the responsibilities of maintaining and supporting the networks and devices employed within the networks such as servers, routers, PBXs and similar network equipment. These technicians may be employees of the enterprise or employed by third parties such as managed service providers, consultants, device vendors or application developers. In all cases, they are considered “trusted insiders” since in order to perform their jobs; permission to enter and work within the network must be granted. The Company’s solution, comprised of centralized management and control software, administrative security appliances and soft tokens, are designed to provide secure, auditable access to all administrative interfaces and monitored security once working within the network. Service Providers, Enterprises and Governmental Agencies utilize the ION solution globally in their voice, data and converged environments, to establish and maintain security policies while providing the support and maintenance required of networks and their devices.

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame (“MicroFrame”), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited (“SolCom”), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). The Scottish corporation was dissolved in 2003. The Company’s principal objective was to address the need for security and network management and monitoring solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of our revenues being generated from sales to various telecommunications companies.

During 2004, the Company’s financial condition improved particularly with the operating results in the last half of 2004 where the company posted two successive quarters of earnings and over $1.0 million in revenue for each quarter. The Company generated $108,279 in cash provided by operating activities in 2004 compared to $376,940 used in 2003. Also, in 2004 the Company increased its investments in new products to be rolled-out in 2005 and still was able to improve the overall annual usage of cash and cash equivalent of $70,274 versus $507,973 in 2003. The Company continues to have a delicate cash position and while the future viability of the organization has significantly improved, it is necessary for it to continue to strictly manage expenditures and to increase product revenues.

Results Of Operations

Explanatory Note

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues for the year ended December 31, 2004 were $3,616,261 as compared to $3,342,620 for the year ended December 31, 2003, an increase of approximately 8% or $273,641. This increase is attributable mainly to the growth in the number of units sold for the year 2004 compared to 2003 offset in part by a slight reduction in maintenance revenues. This reversal in the trend for the Company of declining year over year revenues was caused primarily by the growth of the ION’s Original Equipment Manufacturing (OEM) business and by a general rebound in the telecommunications sector of the economy. The Company’s prices declined slightly in 2004 when compared to 2003 reducing gross margin as a percentage of revenue from 73.3% in 2003 to 70.5% in 2004.

Research and development expenses, net of capitalized software development, increased to $598,012 for the year ended December 31, 2004 from $503,146 for the year ended December 31, 2003, an increase of 18.8%. This increase for research and development expenditures was primarily due to the higher expenses related to the conversion of certain products to a Linux based platform from a proprietary software platform and the preliminary outside consulting services related to new product development.

Selling, general and administrative expenses decreased 5.6% from $2,452,031 for the year ended December 31, 2003 to $2,314,834 for the year ended December 31, 2004. This decline in expense was due primarily to certain cost containment programs implemented by management particularly for insurances, professional services and the full year impact of the move in 2003 of the Company’s headquarters to a more efficient facility.

Depreciation and amortization was $409,485 for the year ended December 31, 2004 compared to $736,694 for the year ended December 31, 2003, a decrease of $327,209 or approximately 44.4%. The primary reason for this reduction in 2004 as compared to 2003 was that the Company did not purchase depreciable fixed assets at a rate equal to prior periods due to a shift of the

Company’s reduction in staff and outsourcing of certain manufacturing processes.

The Company acquired a corporation business tax benefit certificate pursuant to New Jersey law, which relates to the surrendering of unused net operating losses. For the year ended December 31, 2004 and for the year ended December 31, 2003, the Company received a benefit of $322,831 and $227,151, respectively.

During the year ended December 31, 2004 the Company recognized benefits from restructuring in the amount of $180,533 compared to $405,402 for the year ended December 31, 2003.

The Company had a loss of $249,840 for the year ended December 31, 2004 compared to a loss of $603,792 for the year ended December 31, 2003 or an improvement of $353,952.

Financial Condition And Capital Resources

The Company’s working capital balance as of December 31, 2004 was $372,860 compared to $287,930 as of December 31, 2003.

Net cash provided by operating activities during the year ended December 31, 2004 was $108,279, compared to net cash used in operating activities of $376,940 during the year ended December 31, 2003. The $485,219 improvement in cash provided from operations was primarily a result of the decrease in net losses of $353,952 for the year ended December 31, 2004 compared to the year ended December 31, 2003.

Net cash used in investing activities during the year ended December 31, 2004 was $321,963, compared to net cash used of $59,167 in year ended December 31, 2003. The increase of $262,796 of the net cash used in investing activities during the year ended December 31, 2004, was due to a slight increase of capitalized software expenditures in 2004 of $310,223 compared to $214,996 in 2003 and that in the prior year their were offsets against capital spending for the release of restricted cash of $125,700 and sale of certain assets of $30,129.

Net cash provided by financing activities during the year ended December 31, 2004 was $143,410, compared to $85,135 used in the year ended December 31, 2003. Financing activities during the year ended December 31, 2004 include the sale of a $200,000 convertible debenture to Mr. Steven Deixler in August 2004 (see item 5 – Recent Sales of unregistered securities) and exercise of $11,250 of employee stock options. During 2003 there were no financings.

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

Inventory, net -

Inventory is stated at the lower of cost (average cost) or market. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If our estimate of future demand is not correct or if our customers place significant order cancellations, inventory reserves could increase from our estimate. We may also receive orders for inventory that has been fully or partially reserved. To the extent that the sale of reserved inventory has a material impact on our financial results, we will appropriately disclose such effects. Our inventory carrying costs are not material; thus we may not physically dispose of reserved inventory immediately.

Capitalized Software -

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

Reclassifications -

Certain amounts in the financial statements for the year ended December 31, 2003 have been reclassified to conform to the presentation of the financial statements for the year ended December 31, 2004.

Item 7: Financial Statements

The financial statements required hereby are located on pages 37 through 54.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company with the Approval of the Audit Committee of the Company’s Board of Directors appointed Deloitte & Touche LLP as the Company’s independent public accountants for the nine months ended December 31, 2002.

On November 11, 2003 the Company filed an 8-K/A announcing the appointment of Marcum and Kliegman LLP as the Company’s independent public accountants for the year ended December 31, 2003, effective as of October 7, 2003. The Board of Directors formally approved the appointment at its October 16, 2003 meeting.

On November 11, 2003 the Company filed an 8-K/A announcing Deloitte & Touche LLP declination to be reappointed as the Company’s independent public accountants. During the nine month period ended December 31, 2002 and the fiscal year ended March 31, 2002 and the subsequent interim period through October 6, 2003, there were no disagreements with Deloitte & Touche LLP regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in their report on the financial statements for such years. The Company requested that Deloitte & Touche LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter, dated October 31, 2003 has been filed as Exhibit 16.1 to the Company’s Form 10KSB for the year ended December 31, 2003.

Item 8A: Controls and Procedures

Prior to the filing date of this annual report, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Part III Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act. The directors and executive officers of the Company are as follows:

Name	Age	Position Held with the Company

Norman E. Corn	58	Chief Executive Officer

Patrick E. Delaney	51	Chief Financial Officer

William Whitney	50	Chief Technology Officer and Vice President of Research and Development

Stephen M. Deixler	69	Chairman of the Board of Directors

Harry F. Immerman	61	Director

Frank S. Russo	62	Director

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

PATRICK E. DELANEY has served as Chief Financial Officer since September 15, 2003. Prior to joining ION, from 2000 until 2003, Mr. Delaney was the President of Taracon, Inc. a privately owned independent consulting firm that provides management consulting for early and mid-stage technology and financial services companies. Mr. Delaney also served as Chief Financial Officer for two publicly traded telecommunications providers, Pointe Communications Corporation from 1993 to 2000 and Advanced Telecommunications Corporation from 1986 to 1993. Mr. Delaney has served other companies in executive capacities including RealCom Communications, Argo Communications and ACF Industries.

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

HARRY F. IMMERMAN joined the ION Network Board of Directors in October, 2004. Mr. Immerman retired from PricewaterhouseCoopers LLP (“PwC”) in July, 2003, having worked at the firm since July, 1966. He became a partner in the firm on October 1, 1973. During his career with PwC, he served in several management and client service positions. Mr. Immerman served as the Global Tax Leader for the Pharmaceutical Industry Sector from 1999 to 2003, the National Director of Industry Programs from 1996 to 1999 and as the Partner-in-Charge of the New York Metro Region and New York office tax department from 1983 to 1993. From 1983 to 1995, he also was a member of the Firm Council, the partner group responsible for management oversight and governance. Throughout his career with PwC, Mr., Immerman served as the client service tax partner on large multinational companies with a focus on pharmaceutical and telecommunication enterprises.

FRANK S. RUSSO has served as a director of the Company since November 2000. Mr. Russo was with AT&T Corporation from September 1980 to September 2000 and most recently served as its Corporate Strategy and Business Development Vice President. While at AT&T Solutions, Mr. Russo held a number of other positions including that of General Manager, Network Management Services from which he helped architect and launch AT&T’s entry into the global network outsourcing and professional services business. Mr. Russo retired from AT&T in 2000. Prior to joining AT&T, Mr. Russo was employed by IBM Corporation in a variety of system engineering, sales and sales management positions. Mr. Russo served on the Board of Directors of Oak Industries, Inc., a manufacturer of highly engineered components, from January1999 to February 2000, and currently serves on the Board of Directors of Advance-com, a private e-commerce company headquartered in Boston, Massachusetts.

Involvement in Certain Legal Proceedings

The Chairman of the Board of Directors of the Company served as the Chief Financial Officer of Multipoint Communications, LLC (“Multipoint”) until November 2002. On or about January 16, 2003, Multipoint filed for voluntary Ch. 7 bankruptcy with the U.S. Bankruptcy Court for the District of New Jersey.

Financial Expert

The Company’s Board of Directors has determined that none of its current members meets the standard of an audit committee “financial expert” as defined in the Sarbanes-Oxley Act of 2002. The Company has determined that its current financial position makes it impractical to obtain the services of an additional director meeting this standard.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock with the Securities and Exchange Commission. Copies of these reports are also required to be delivered to the Company.

The Company believes, based solely on its review of copies of such reports received or written representations from certain Reporting Persons, that during the Company’s fiscal year Mr. Deixler failed to file Forms 4s with respect to the reporting of various stock options granted to him and with respect to the issuance of a convertible debenture to him and Mr. Russo and Mr. Whitney failed to file various Forms 4s with respect to the reporting of various stock options granted to them.

Code of Ethics

The Company has a Code of Ethics in place for all of its employees. A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to ION Networks, Inc 120 Corporate Blvd., South Plainfield, NJ 07080.

Item 10: Executive Compensation

The following table sets forth the compensation earned, whether paid or deferred, by the Company’s Chief Executive Officer and its other two most highly compensated executive officers during the year ended December 31, 2004 (the “Named Executive Officers”) for services rendered in all capacities to the Company.

Summary Compensation Table

	Annual Compensation				Long-term Compensation

					Awards			Payouts

Principal Position	Year Ending*	Salary($)		Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Award(s)($)	Securities Underying Options (#)	LTIP Payouts($)	All Other Compen- sation($)/(1)/

Norman E. Corn/(3)/	12/31/2004	217,400	/(5)	20,000	1,723	—	1,550,000	—	—
Chief Executive	12/31/2003	60,000		—	—	—	—	—	—
Officer

Patrick E. Delaney/(4)/	12/31/2004	181,400	/(5)	10,000	4,125	—	800,000	—	—
Chief Financial	12/31/2003	35,323		—	—	—	—	—	—
Officer

William Whitney/(1)(2)/	12/31/2004	150,000		—	—	—	400,000	—	—
Vice President &	12/31/2003	117,692		—	—	—	—	—	—
Chief Technology	12/31/2002	112,500		—	—	—	—	—

————————

*Please note the 12/31/02 year end represents the nine-month period from 4/1/02 to 12/31/02.

(1)	Mr. Whitney joined the Company on 3/11/02. Pursuant to his employment agreement, he receives an annualized base salary of $150,000.

(2)	Refer to the Employment Contracts, Termination of Employment and Change of Control Arrangements section below for a more detailed description of all consulting and employment agreements.

(3)
Mr. N. Corn joined the Company on 08/15/03. Pursuant to his employment agreement, he receives an annualized base salary of $180,000 for the fiscal year ended December 31, 2003. In the year ended December 31, 2004, his annualized base salary is $200,000.

(4)
Mr. P. Delaney joined the Company on 09/15/03. Pursuant to his employment agreement, he receives an annualized base salary of $175,000 and $120,000 for the fiscal year ended December 31, 2004 and 2003, respectively.

(5)	Includes $9,900 in auto allowance.
22

Option Grants for the Year Ended December 31, 2004

The following table sets forth certain information concerning stock option grants during the year ended December 31, 2004 to the Named Executive Officers:

	Individual Grants

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

Norman E. Corn (1)	800,000	35.77%	$0.115	1/29/2009
	750,000		0.06	1/29/2009

Patrick E. Delaney (2)	800,000	24.53	0.115	1/29/2009
	250,000		0.045	1/29/2009

William Whitney (3)	200,000	9.23	0.115	1/28/2012
	200,000		0.35	11/02/2012

(1)	Represents options granted upon hire as part of an Employment Agreement dated September 8, 2003.

(2)	Represents options granted upon hire as part of an Employment Agreement dated September 15, 2003

(3)	Represents options granted for continued service.

Aggregated Option Exercises for Year Ended December 31, 2004
And Year Ended Option Values

The following table sets forth certain information concerning each exercise of stock options during year ended December 31, 2004 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2004.

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at FY-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End($)/(1)/ Exercisable/Unexercisable

Norman E. Corn	—	—	1,550,000/0	$250,500/0

Patrick E. Delaney	250,000	11,250	800,000/0	$108,000/0

William Whitney	—	—	91,750/408,250	0/$27,000

(1) The average price for the Common Stock as reported by the OTC Bulletin Board on December 30, 2004, was $0.25 per share. Value is calculated on the basis of the difference between the option exercise price and $0.25 multiplied by the number of shares of Common Stock underlying the options.

Compensation of Directors

Standard Arrangements :  For the year ended December 31, 2004 the company reestablished the plan such that, each of the members of the Board of Directors who is not also an employee of the Company (“Non-Employee Directors”) received fully vested options to purchase 10,000 shares of Common Stock at exercise prices per share equal to the fair market value of the Common Stock on the date of grant on an annual basis. Non-Employee Directors were also granted fully vested options to purchase an additional 1,500 shares of Common Stock for each meeting of the Board of Directors attended by such Non-Employee Director at exercise prices per share equal to the fair market value of the common stock on the date of the grant. Non-Employee Directors serving on committees of the Board of Directors were granted, on an annual basis, fully vested options to purchase 1,500 shares of Common Stock for each committee served thereby at exercise prices per share equal to the fair market value of the common stock on the date of the grant. In addition, the Company reimburses all Non-Employee Directors traveling more than fifty miles to a meeting of the Board of Directors for all reasonable travel expenses

Employment Contracts, Termination of Employment and Change of Control Arrangements

The Company entered into an employment agreement with Norman E. Corn dated August 15, 2003. Pursuant to the agreement Mr. Corn shall serve as Chief Executive Officer at the will of the Company. Mr. Corn’s annual base salary as of March 15, 2004 was $200,000. In addition, he will receive a monthly car allowance of $900 plus, reimbursement for additional life and disability insurances. On January 28, 2004, the Company awarded Mr. Corn 1,550,000 options to purchase common stock at $0.115 per share for 800,000 incentive stock options and $0.06 per share for 750,000 non-incentive stock options. These options vested immediately. If the Company terminates Mr. Corn’s employment it is obligated to make a severance payment equal to 18 months of the then current annual salary.

The Company entered into an employment agreement with Patrick E. Delaney dated September 15, 2003. Pursuant to the agreement Mr. Delaney shall serve as Chief Financial Officer at the will of the Company. Mr. Delaney’s annual base salary as of March 15, 2004 was $170,000. In addition, he will receive a monthly car allowance of $900 plus, reimbursement for additional life and disability insurances. On January 28, 2004, the Company awarded Mr. Delaney 1,050,000 options to purchase common stock at $0.115 per share for 800,000 incentive stock options and $0.045 per share for 250,000 non-incentive stock options. These options vested immediately. If the Company terminates Mr. Delaney’s employment, it is obligated to make a severance payment equal to 18 months of the then current annual salary.

The Company entered into an employment agreement with William Whitney dated March 11, 2002. Pursuant to the agreement, Mr. Whitney shall receive a base salary at an annual rate of $150,000. Pursuant to the agreement, Mr. Whitney was granted stock options consisting of 100,000 shares of the Company’s Common Stock at a price of $0.70 per share. These options vest as follows: 34,000 vest on March 11, 2003, and 8,250 at the end of each three month period, commencing with the period ending June 11, 2003, and ending with the period ending March 11, 2005. In the event of a change in control event (as described in the employment agreement) all options will become immediately vested.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Equity Compensation Plan Information As of December 31, 2004

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflecting in column (a))

Plan Category

Equity compensation plans approved by
security holders/(1)/	4,207,629	0.50	1,674,371

Equity compensation plans not approved
by security holders/(2)/	1,358,000	0.58	—

Total	5,565,629	0.54	1,674,371

 (1) Shareholder Approved Plans

In November 2000, the Company adopted its 2000 Stock Option Plan (the “2000 Plan”). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the year ended December 31, 2004 and 2003, the Company granted options to purchase 2,048,000 and zero shares, respectively. As of December 31, 2004, 2,626,000 options were outstanding under the 2000 Plan, of which 1,544,750 options were exercisable.

The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the “1998 Plan”) is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the year ended December 31, 2004 and 2003, the Company granted options to purchase 1,285,000 and zero shares, respectively. As of December 31, 2004, 1,556,629 options were outstanding under the 1998 Plan, of which 1,020,900 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the year ended December 31, 2004 and 2003, there were no option grants provided under the 1994 Plan. As of December 31, 2004, 25,000 options were outstanding and exercisable under the 1994 Plan.

During the years ended 2004 and 2003, there were no options granted under the Company’s Time Accelerated Restricted Stock Award Plan (“TARSAP”). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.

(2) Non-Shareholder Approved Awards

During the year ended December 31, 2004 the Company granted options and warrants to purchase 1,000,000 shares of Common Stock outside of the shareholder approved plans. The awards have been made to employees, directors and consultants, and except as noted below, have been granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has not reserved a specific number of shares for such awards. The non-shareholder approved awards are more specifically described below.

During July 2001 in connection with services being performed by a consultant, the Company issued warrants to purchase 48,000 shares of the Company’s Common Stock at $0.62 per share. The warrants vested immediately and expire five years from the date of the grant.

During January 2002 in connection with services being performed by a consultant, the Company issued warrants to purchase 100,000 shares of the Company’s Common Stock at $1.35 per share and 50,000 shares of Common Stock at $1.80 per share. The warrants vested immediately and expired in January 2005.

On March 19, 1999, the Company issued options to certain consultants and employees to purchase an aggregate of 20,000 shares of the Company’s Common Stock, all of which vested on the first year anniversary of the date of grant. The options expire six years from the date of grant. However, in the event of (a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made therefore in the transaction. The exercise price of the options is $2.41 and equals to the market value of the Company’s Common Stock on the date of grant. At December 31, 2004, 10,000 options were outstanding and exercisable.

On September 25, 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company’s Common Stock, of which 420,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. The options expire ten years from the date of grant. However, in the event of (a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made in the transaction. There were no stock option exercised during the year ended December 31, 2004 and 2003. The exercise price of the options is $1.156 and equals to the market value of the Company’s Stock on the date of grant. At December 31, 2004, 400,000 options were outstanding and exercisable.

In January 2004, the Company issued options to certain officers to purchase 1,000,000 shares of the Company’s Common Stock, which vested immediately. The exercise price of the options ranged from $0.045 to $0.06. At December 31, 2004, 750,000 options were outstanding and exercisable.

Beneficial Ownership Information

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of February 28, 2004 by each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% percent or more of the Company’s Common Stock, and by the Company’s directors and named executive officers, both individually and as a group.

As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 15, 2004 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights (including conversion from Preferred Stock) which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 22,638,280 shares of Common Stock and 155,557 shares of Preferred Stock outstanding as of March 24, 2005.

	Common Stock	Percent of Class

Norman E. Corn	1,565,000/(5)/	6.5%

Patrick E. Delaney	1,050,000/(6)/	4.5%

Stephen M. Deixler	3,840,900/(1)/	14.8%

Frank S. Russo	381,780/(2)/	1.7%

Harry F. Immerman	54,500/(7)	*

William Whitney	168,704/(3)/	*

5% or more beneficial owners:

AWM Investment Company	2,731,000/(4)/	11.03%
153 East 53rd Street, 55th Floor
New York, NY 10022

Directors and Executive Officers as a	7,060,884	24.5%
group 6 persons)

(1)   Does not include 220,000 shares of Common Stock owned by Mr. Deixler’s wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 480,560 shares of Common Stock subject to conversion from 48,056 shares of Preferred Stock within 60 days of March 15, 2004 and 355,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2005. Includes 2,409,638 shares issuable pursuant to conversion of a $200,000 debenture.

(2)   Includes 277,780 shares of Common Stock subject to conversion from 27,778 shares of Preferred Stock within 60 days of March 15, 2004 and 86,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2005.

(3)  Includes 38,890 shares of Common Stock subject to conversion from 3,889 shares of Preferred Stock within 60 days of March 15, 2004 and 67,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2004.

(4) Based on American Stock and Transfer & Trust list of shareholders dated February 27, 2004; and includes currently exercisable warrants to purchase 1,120,000 shares of common stock.

(5) Includes 15,000 shares of Common Stock and 1,550,000 shares of Common Stock subject to options that are currently exercisable.

(6) Includes 250,000 shares of Common Stock and 800,000 shares of Common Stock subject to options that are currently exercisable.

(7) Consist of 54,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2005.
27

(8)   Unless otherwise noted, the address of each such person is c/o the Company, 120 Corporate Blvd., S. Plainfield, New Jersey 07080.

*Indicates ownership of Common Stock of less than one (1%) percent of the total issued and outstanding Common Stock on March 15, 2004.

Item 12: Certain Relationships and Related Transactions

The Company entered into a definitive Sublease Agreement with Multipoint Communications, LLC (the “Tenant”) on April 17, 2002 to sublease approximately 5,400 square feet of its Piscataway, NJ facility for a period of 24 months. The rental rate and the other material terms of the lease with Multipoint Communications, LLC (“Multipoint”) were negotiated through a real estate broker and separate attorneys representing each party. The rental rate was established by prorating the amount of space leased by Multipoint by the current rent paid by the Company to its landlord. Given the current real estate market condition in the area, the Company believes that the terms of the lease with Multipoint are comparable to terms of leases that might have been obtained from a non-affiliate. The rent will be $5,200 per month for the first nine months and $10,400 per month for the last fifteen months, but with a 100% abatement for the first three months. As part of the rental payment the Tenant was to issue shares totaling the value of $77,400, which were to be based on the per share price of the Tenant’s common stock as priced in the first round of institutional financing (the “Financing”) which were to have closed on or before June 30, 2002. These shares were to have had the registration rights as other shares issued in the Financing. Since the Financing did not close on or before June 30, 2002, the Tenant owes the Company additional rent in the amount of $4,300 per month commencing on July 1, 2002. The Chairman of the Board of Directors of the Company served as the Chief Financial Officer of the Tenant until November 2002. On or about January 16, 2003, the Tenant filed for voluntary Ch. 7 bankruptcy with the U.S. Bankruptcy Court for the District of New Jersey. As a result in 2002, the Company wrote off an amount of $122,550 which is included in selling, general and administrative expenses.

During April 2000, the Company made a loan (the “Loan”) to the former Chief Executive Officer (the “Former CEO”) of the Company in the amount of $750,000. At the time that the Loan was made to the Former CEO in April 2000, the Company was contemplating a secondary public offering and potential mergers and acquisitions opportunities. As a result, the Company did not want the Former CEO to exercise his stock options. In consideration for not exercising his stock options at that time, the Company issued the Loan to him. At that time, the Company had sufficient cash and it was contemplated that the Loan would be repaid within one year. The Loan accrues interest at a rate of LIBOR plus 1%. The LIBOR plus one percent interest rate in April 2000 was 7.197% as compared to the first mortgage interest rate in April 2000 of 6.90% for a 1-year ARM, 7.97% for a 15-year FRM and 8.30% for a 30-year FRM. This Loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO. The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000 (the “Separation and Forbearance Agreement”). The Loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. The Company agreed to extend the repayment date of the Loan so that the Former CEO would be able to repay the Loan to the Company by selling his personal residence. In addition to the Loan, pursuant to the terms of the Separation and Forbearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. These certain expenses were incurred by the Former CEO as part of his personal expense account arrangement with the Company. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid which included proceeds in the amount of $777,713.48 received by the Company on August 3, 2001 for the sale of the Former CEO’s personal residence. At December 31, 2003, the total amount owed to the Company by the Former CEO was approximately $175,154, which includes interest accrued through December 31, 2003. The full amount has been recorded as a reserve against the note receivable. Because these amounts were not paid by their respective maturity dates, interest is accruing at the default interest rate of 12%. The Company will continue to attempt to collect the note receivable.

On March 29, 2004, the Company agreed to a final separation agreement with its former President and Chief Executive Officer. As part of the agreement, the Company agreed to accept the return of 2,000,000 shares of the Company’s common stock as full payment for the former officers’ total indebtedness to the Company of $294,493. In addition, the former officer released the Company from any obligations, which may have arisen from the separation of the officer from the Company.

On October 14, 2004, the Company agreed to a final separation agreement with its former Executive Vice President and Chief Operating Officer. As part of the agreement, the Company agreed to accept the return of 600,000 shares of the Company’s common stock as full payment for the former officers’ total indebtedness to the Company of $216,926. In addition, the former officer released the Company from any obligations, other than the sum of $8,000 to cover certain expenses, which may have arisen from the separation of the officer from the Company.

On August 5, 2004, the Company issued, for $200,000 cash, a convertible debenture (the “Debenture”) to Stephen M. Deixler, one of the Company’s directors. The Debenture matures on August 5, 2008 and bears interest at five (5%) percent per annum, compounded annually. The principal amount of the Debenture is convertible into shares of the Company’s common stock, $.001 par value at a conversion price equal to $0.083 per share (the “Conversion Price”), which is equal to the ten (10) day average of the closing prices of the Company’s common stock, as quoted on the OTC Bulletin Board during the five (5) trading days immediately prior to and subsequent to August 5, 2004. The principal amount of the Debenture is convertible at the Conversion Price at the option of the holder, or after August 5, 2005 at the Company’s option if the Company’s common stock trades at a price of at least $0.166 for twelve (12) trading days in any fifteen (15) trading day period. The Company is also entitled to prepay the principal amount of the Debenture, at any time after August 5, 2005, but shall be required to pay a premium of two (2%) percent in the second year after issuance of the Debenture of the principal amount prepaid, for prepayments made during that period. The Company has granted certain “piggyback” registration rights to the holder to register for resale the shares issuable upon conversion of the Debenture. In 2004, the Company recorded $4,167 of related party interest expense as part of the statement of operations.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit No.	Description

	3.1	(i) Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5,1998./(2)/

(ii) Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998./(2)/

(iii) Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of state of the State of Delaware an October 12, 1999./(3)/

(iv) Amended and Restated Certificate of Designation of Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of ION Networks, Inc. /15/

	3.2	By-Laws of the Company./(2)/

	3.3	Form of Specimen Common Stock Certificate of the Company./(4)/

	4.1	1994 Stock Option Plan of the Company. /(1)/+

	4.2	1998 Stock Option Plan of the Company./(2)/+

	4.3	1998 U.K. Sub-Plan of the Company, as amended./(2)/+

	4.4	2000 Stock Option Plan of the Company./(12)/+

	4.5	Form of Warrant Agreement dated July 17, 2001./(11)/+

	4.6	Form of Warrant Agreement dated February 14, 2002./(11)/

	4.7	Convertible Debenture dated August 5, 2004./19/

	10.3	Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc./(4)/

	10.4	Equipment Lease Agreements dated October 29, 2003 by and between the Company and GE Capital Corporation. *

	10.5	(i) Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company./(5)/

(ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B.Gray./(5)/
30

Exhibit No.	Description

10.6	(i) Separation and Forbearance Agreement made as of October 5, 2000 between the Company and Stephen B. Gray./(6)/

(ii) Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(6)/

10.7	Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

10.8	Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

10.9	Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002./(13)/

10.10	Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./(9)/+

10.11	Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(10)/+

10.12	Employment Agreement dated February 25, 2002, between the Company and William Whitney./15/+

10.13	Amended and Restated Employment Agreement dated August 15, 2003, between the Company and Norman E. Corn./16/+

10.14	Employment Agreement dated September 15, 2003, between the Company and Patrick E. Delaney./14/+

10.15	Lease Agreement dated July 21, 2003 by and between the Company and 116 Corporate Boulevard, LLC, Inc. /(17)/

10.16	Separation Agreement dated March 29, 2004 between the Company and Kam Saifi. *

10.17	Separation Agreement dated October 14, 2004 between the Company and Cameron Saifi. *

10.18	First Amendment to the Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn dated November 10, 2004 *+

10.19	First Amendment to the Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney dated November 10, 2004. *+

10.20	Employment Agreement dated August 31, 2004 by and between the Company and Henry A. Hill. /20/+

10.21	Severance Agreement dated September 2, 2004 by and between the Company and William Whitney. *+

10.22	Severance Agreement dated September 2, 2004 by and between the Company and Henry Gold. *+
31

Exhibit No.	Description

10.23	Option Agreement dated January 28, 2004 by and between the Company and Norman E. Corn. *+

10.24	Option Agreement dated January 28, 2004 by and between the Company and Patrick E. Delaney. *+

10.25	Agreement dated February 25, 2005 by and between the Company and Sprint/Untied Management Company. *

10.26	Agreement dated October 28, 2004 by and between the Company and General Dynamics Network Systems. *

16.1	Letter dated October 31,2003, from Deloitte & Touche, LLP. To the Securities and Exchange Commission./(8)/

21.1	List of Subsidiaries.*

23.1	Independent Auditors Consent *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

(1) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 15, 1995.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 22, 1999.

(3) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 17, 2000.

(4) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

(5) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on June 28, 2000.

(6) Incorporated by reference to the Company’s Quarterly report on Form 10-QSB filed on November 14, 2000

(7) Incorporated by reference to the Company’s Annual report on Form 10-KSB filed on June 29, 2001.

(8) Incorporated by reference to the Company’s Annual report on Form 8-KSB filed on October 31, 2003.

(9) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 23, 2001.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 24, 2001.

(11) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed on July 1, 2002.

(12) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 11, 2002.

(13) Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on March 4, 2002.

(14) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 17, 2003.

(15) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed on April 15, 2003.

(16) Incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed on September 12, 2003.

(17) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2003.

(18) Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A, Amendment No.2, for the fiscal year ended March 31, 2002, as filed on August 2, 2002.

(19) Incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed on August 13, 2004.

(20) Incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed on November 15, 2004

* Filed herewith

32

+ Management contract for compensatory plan or arrangement

(b) Reports on Form 8-K

On November 8, 2004, the Company filed a report on Form 8-K, reporting the appointment of Mr. Harry Immerman to the Board of Directors.

On November 12, 2004, the Company filed a report on Form 8-K, reporting the award of a contract by General Dynamics.

Item 14. Principal Accountant Fees and Services

	Year Ended December 31, 2004	Year Ended December 31, 2003

Audit Fees	$60,500	$116,870

Audit Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

The audit committee has adopted a procedure under which all fees charged by Marcum and Kliegman, LLP must be pre-approved by the audit committee.
33

SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated: March 23, 2005

ION NETWORKS, INC.

By:	/s/ Norman E. Corn
Norman E. Corn Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2005:

Signature	Title

/s/ Norman E. Corn	Chief Executive Officer
Norman E. Corn

/s/ Patrick E. Delaney	Chief Financial Officer
Patrick E. Delaney

/s/ Stephen M. Deixler	Chairman of the Board of Directors
Stephen M. Deixler

/s/ Harry Immerman	Director
Harry Immerman

/s/ Frank Russo	Director
Frank Russo
34

ION Networks, Inc. and Subsidiary Consolidated Financial Statements For the Years Ended December 31, 2004 and 2003
35

ION Networks, Inc. and Subsidiary Index to Consolidated Financial Statements For the Year Ended December 31, 2004 and 2003

36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ION Networks, Inc.
South Plainfield, New Jersey

We have audited the accompanying consolidated balance sheet of ION Networks, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ION Networks, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
February 11, 2005

37

ION Networks, Inc. and Subsidiary Consolidated Balance Sheet

Assets	December 31, 2004

Current assets
Cash and cash equivalents	$287,437
Accounts receivable, less allowance for doubtful accounts of
$ 16,923	578,491
Inventory, net	511,426
Prepaid expenses and other current assets	78,436

Total current assets	1,455,790

Property and equipment, net	11,847
Capitalized software, net	406,351
Other assets	12,836

Total assets	$1,886,824

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	2,311
Accounts payable	354,602
Accrued expenses	549,730
Deferred income	160,212
Sales tax payable	6,074
Other current liabilities	10,000

Total current liabilities	$1,082,929

Convertible debenture – related party	204,167
Long term debt, net of current portion	6,942

Total liabilities	$1,294,038

Commitments and contingencies

Stockholders’ equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares,
200,000 shares designated Series A; 158,335 shares issued and outstanding
(Aggregate Liquidation Preference $285,003)	158
Common stock – par value $.001 per share; authorized 50,000,000 shares; 22,610,500 shares issued and outstanding	22,611
Additional paid-in capital	44,146,595
Accumulated deficit	(43,576,578)

Total stockholders’ equity	592,786

Total liabilities and stockholders’ equity	$1,886,824

The accompanying notes are an integral part of these consolidated financial statements.
38

ION Networks, Inc. and Subsidiary Consolidated Statements of Operations

	Years Ended December 31,
	2004	2003

Net sales	$3,616,261	$3,342,620

Cost of sales	1,065,443	892,373

Gross margin	2,550,818	2,450,247

Research and development expenses	598,012	503,146
Selling, general and administrative expenses, including $58,750 and
$(95,000) of non-cash stock based compensation/(recovery) for the
years ended December 31, 2004 and 2003, respectively	2,314,834	2,452,031
Depreciation and amortization expenses	409,485	736,694
Restructuring, asset impairments and other credits	(180,533)	(405,402)

Loss from operations	(590,980)	(836,222)

Interest income	25,810	19,872
Interest income/(expense)- related party	(4,167)	—
Interest income/(expense)	(3,334)	(14,593)

Loss before income taxes	(572,671)	(830,943)

Income tax benefit	322,831	227,151

Net loss	$(249,840)	$(603,792)

Per share data

Basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding
Basic and diluted	23,294,325	23,900,500

The accompanying notes are an integral part of these consolidated financial statements.
39

ION Networks, Inc. and Subsidiary Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003

Cash flows from operating activities
Net loss	$(249,840)	$(603,792)

Adjustments to reconcile net loss to net cash from operating activities:
Restructuring, asset impairments and other charges, non-cash	(180,533)	(405,402)
Depreciation and amortization	409,485	736,694
Provision for inventory reserves	(48,880)	(26,002)
Other	(39,171)	—
Non-cash stock-based compensation charge (credit)	58,750	(95,000)
Non-cash interest income from notes receivable from officers	(24,884)	(13,130)
Changes in operating assets and liabilities:
Accounts receivable, net	(180,747)	164,018
Inventory	239,496	583,228
Prepaid expenses and other current assets	49,702	75,796
Other assets	465	1,577
Accounts payable	126,723	(690,303)
Accrued expenses	20,714	(82,543)
Deferred income	(40,093)	45,284
Sales tax payable	(32,908)	(31,385)
Other current liabilities	—	(35,980)

Net cash provided by (used in) operating activities	108,279	(376,940)

Cash flows from investing activities
Acquisition of property and equipment	(11,740)	—
Capitalized software expenditures	(310,223)	(214,996)
Proceeds from sale of equipment	—	30,129
Restricted cash	—	125,700

Net cash used in investing activities	(321,963)	(59,167)

Cash flows from financing activities
Principal payments on debt and capital leases	(67,840)	(85,135)
Issuance of convertible debenture	200,000	—
Proceeds from the exercise of stock options	11,250	—

Net cash provided by (used in) financing activities	143,410	(85,135)

Effect of exchange rates on cash	—	13,269

Net decrease in cash and cash equivalents	(70,274)	(507,973)

Cash and cash equivalents – beginning of year	357,711	865,684

Cash and cash equivalents – end of year	$287,437	$357,711

Supplemental information
Cash paid during period for interest	$3,334	$13,650

The accompanying notes are an integral part of these consolidated financial statements.
40

ION Networks, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2004 and 2003

	Preferred		Common		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Stock	Shares	Stock

Balance, December 31, 2002	166,835	$167	24,875,500	$24,876	$44,680,740	$(42,722,946)	$(13,269)

Comprehensive loss
Net loss						(603,792)

Translation
adjustments							13,269

Total
comprehensive loss

Notes receivable
from officers
–accrued interest

Non-cash stock-based
compensation to
officers					(95,000)

Balance, December
31, 2003	166,835	$167	24,875,500	$24,876	$44,585,740	$(43,326,738)	$—

Net loss						(249,840)
Conversion of
preferred stock to
common stock	(8,500)	(9)	85,000	85	(76)

Issuances of common
stock upon exercise
of options			250,000	250	11,000

Notes receivable
from officers –
accrued interest

Cancellation of
restricted shares
from former officers			(2,600,000)	(2,600)	(508,819)

Non-cash stock-based
compensation issued
to officers					58,750

Balance, December 31,
2004	158,335	$158	22,610,500	$22,611	$44,146,595	$(43,576,578)	$—

The accompanying notes are an integral part of these consolidated financial statements.
41

ION Networks, Inc. and Subsidiary Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2004 and 2003

	Notes Receivable from former Officers	Total Stockholders’ Equity

Balance, December 31, 2002	$(473,405)	$1,496,163

Comprehensive loss
Net loss		(603,792)

Translation adjustments		13,269

Total comprehensive loss		(590,523)

Notes receivable from officers – accrued interest	(13,130)	(13,130)

Non-cash stock-based compensation to officers		(95,000)

Balance, December 31, 2003	$(486,535)	$797,510

Net loss		(249,840)

Conversion of preferred stock to common stock		-

Issuances of common stock upon exercise of options		11,250

Notes receivable from officers – accrued interest	(24,884)	(24,884)

Cancellation of restricted shares from former officers	511,419	—

Non-cash stock-based compensation issued to officers		58,750

Balance, December 31, 2004	$—	$592,786

The accompanying notes are an integral part of these consolidated financial statements.
42

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

The Company

ION Networks, Inc. (the “Company”), a Delaware corporation founded in 1999 through the combination of two companies -- MicroFrame, a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland (originally founded in 1994), designs, develops, manufactures and sells network and information security and management products to corporations, service providers and government agencies. The Company’s hardware and software suite of products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION’s products operate in the IP, data center, telecommunications and transport, and telephony environments and are sold by a direct sales force and indirect channel partners mainly throughout North America and Europe.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and a single Subsidiary in 2004 and two subsidiaries in 2003. All material inter-company balances and transactions have been eliminated in consolidation. Due to Management’s cost containment programs, the Company ceased its operations in Belgium and Scotland in 2003.

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

The significant estimates include the allowance for doubtful accounts, allowance for inventory obsolescence, capitalized software costs including estimates of future gross revenues, and the related amortization lives, deferred tax asset valuation allowance and depreciation and amortization lives.

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

Inventory, net

Inventory is stated at the lower of cost (average cost) or market. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If our estimate of future demand is not correct or if our customers place significant order cancellations, inventory reserves could increase from our estimate. We may also receive orders for inventory that has been fully or partially reserved. To the extent that the sale of reserved inventory has a material impact on our financial results, we will appropriately disclose such effects. Our inventory carrying costs are not material; thus we may not physically dispose of reserved inventory immediately.

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

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Capitalized Software

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

The Company capitalized $310,223 and $214,996 of software development costs for the year ended December 31, 2004 and 2003, respectively. Amortization expense totaled $352,160 and $531,136 for the year December 31, 2004 and 2003, respectively.

Research and Development Costs

The Company charges all costs incurred to establish the technological feasibility of a product or enhancement to research and development expense in the period incurred.

Advertising Costs

The Company incurred approximately $30,000 and $1,000 for the year ended December 31, 2004 and 2003, respectively.

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

Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities of 9,327,672 and 4,783,505 at December 31, 2004 and 2003 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Stock Compensation

The Company records stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees“, and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. Equity instruments issued to non-employee vendors are recorded in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party’s performance is complete.

The Company issued certain stock options in 2004. The fair value of each option grant for the Company’s common stock is estimated on the date of the grant using the Black Scholes option-pricing model. The assumptions used to value the 2004 options issued are as follows:

Expected Volatility	214.97%
Risk-free interest rate	4.00
Expected option lives	5.00 years

During the year ended December 31, 2003, the Company issued no stock options. The fair value of each option grant for the Company’s common stock is estimated on the date of the grant using the Black Scholes option-pricing model. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards, consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated below:

	Years Ended December 31,
	2004	2003

Net loss as reported	$(249,840)	$(603,792)

Add: Stock based compensation expense (recovery) included in net loss	58,750	(95,000)

Deduct: Stock based employee compensation determined under the fair value method	(454,493)	(217,158)

Pro forma net loss	$(645,583)	$(915,950)

Basic and diluted net loss per share of common stock
As reported	(0.01)	(0.03)

Pro forma	(0.03)	(0.04)

Foreign Currency Translation

The financial statements of the foreign subsidiaries were prepared in local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders’ equity and, accordingly, have no effect on net loss. Transaction adjustments for the foreign subsidiaries are included in income and are not material. The Company ceased its foreign operations during the year ended December 31, 2003.

Income Taxes

Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of December 31, 2004 is $10,000.

	For the years ended
	December 31, 2004	December 31, 2003

Balance at beginning of the year	$48,388	$48,388
Change in liability due to preexisting warranty	(38,388)	—

Balance at the end of the year	$10,000	$48,388

Reclassifications

Certain amounts in the consolidated financial statements for the year ended December 31, 2003 have been reclassified to conform to the presentation of the consolidated financial statements for the year ended December 31, 2004.

3.  Restructuring, Asset Impairments and Other Credits

The total amount of restructuring, asset impairments and other credits for the year ended December 31, 2004 was $180,533. This amount consisted of three items for which the Company recognized credits; $67,671 for forgiveness of debt related to legal, taxes and loan amounts; $63,716 related to a change in management estimate reducing potential liability for damages previously accrued for related to the abandonment of an office lease and $49,146 related to the write-off of certain payables for which management believes are not valid liabilities.

As a result of the Company being notified by the landlord to cancel its lease effective August 15, 2003 at the Piscataway, NJ facility, the net book value of leasehold improvements amounting to $28,955 were written-off. In addition, the Company was required to sell property and equipment in order to move into its smaller newly leased facility. At June 30, 2003 the Company recorded an impairment loss of $163,662 which represents the difference between the cash proceeds of the August 2003 sale and carrying value prior to the impairment.

During the quarter ended June 30, 2003, the Company completed its voluntary liquidation of its UK subsidiary. As a result of the liquidation, the Company reversed its prior restructuring accrual of $508,458, which was recorded in fourth quarter 2002, related to a charge for the remaining long-term occupancy lease that expires August 31, 2011.

During the quarter ended September 30, 2003, the Company successfully negotiated a settlement of a $243,071 open payable due to Xetel for a payment of $30,000 and a forgiveness of debt in the amount of $213,071.

The components of the restructuring, asset impairments and other credits recorded in 2004 and 2003 are as follows:

	Asset Impairment	Restructuring	Other Credits	Total

First Quarter 2004 charges	$—	$—	$—	$—
Second Quarter 2004 charges (reversals)	—	—	(59,570)	—
Third Quarter 2004 charges (reversals)	—	(63,716)	—	—
Fourth Quarter2004 charges (reversals)	—	—	(57,247)	—

Total	$—	$(63,716)	$(116,817)	$(180,533)

First Quarter 2003 charges	$—	$123,510	$—	$123,510
Second Quarter 2003 charges (reversals)	192,617	(508,458)	—	(315,841)
Third Quarter 2003 charges (reversals)	—	—	(213,071)	(213,071)
Fourth Quarter2003 charges	—	—	—	—

Total	$192,617	$(384,948)	$(213,071)	$(405,402)

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The Company is in negotiations with the landlord from the Fremont, California location for the disposition of the reserved amount of $123,510 recorded in 2003. The Company has not occupied the space since approximately March 2003. In 2004, Management revaluated the current status of the ongoing negotiations and reversed its prior reserve amount by $63,716. Management believes that the final settlement amount should not exceed the reserved amount of $60,000 at December 31, 2004.

In January 2003, the Company’s sub-tenant, Multipoint voluntarily filed for Chapter 7 Bankruptcy with the U.S. Bankruptcy Court for the District of New Jersey. As a result of consideration of Multipoint’s financial condition, culminating with the bankruptcy, the Company wrote-off an amount of $122,550 for the unpaid balance of rent due from Multipoint which is included in selling and general and administrative expenses.

4. Inventory

Inventory, net of reserves of $149,853, consists of the following:

December 31, 2004

Finished goods	$448,742
Raw materials	61,844
Work-in-progress	840

Inventory, net	$511,426

The Company evaluates the inventory reserves on a quarterly basis. In 2004, the Company adjusted its inventory reserves which resulted in a benefit of $48,880 and this amount was included as part of cost of sales in its consolidated statements of operations. In 2003, the Company recorded a charge of $26,002 to cost of sales related to reserves for excess and obsolete inventory.

5. Property and Equipment, net

Property and equipment consists of the following:

December 31, 2004

Computer and other equipment	$764,900
Furniture and fixtures	68,408

833,308

Less accumulated depreciation	(821,461)

Property and equipment, net	$11,847

Depreciation expense for property and equipment for the year ended December 31, 2004 and 2003, amounted to $57,325 and $205,558, respectively. During the year ended December 31, 2004 and 2003, the Company retired both fully and not fully depreciated assets amounting to $53,963 and $1,730,369, respectively. During the year ended December 31, 2003, the Company relocated its headquarters and therefore, recorded an asset impairment charge of $192,617 to recognize the retirement of assets not fully depreciated (see Note 3).

6. Debt – Related Party

On August 5, 2004, the Company issued, for $200,000 cash, a convertible debenture (the “Debenture”) to Stephen M. Deixler, one of the Company’s directors. The Debenture matures on August 5, 2008 and bears interest at five (5%) percent per annum, compounded annually. The principal amount of the Debenture is convertible into shares of the Company’s common stock, $.001 par value at a conversion price equal to $0.083 per share (the “Conversion Price”), which is equal to the ten (10) day average of the closing prices of the Company’s common stock, as quoted on the OTC Bulletin Board during the five (5) trading days immediately prior to and subsequent to August 5, 2004. The principal amount of the Debenture is convertible at the Conversion Price at the option of the holder, or after August 5, 2005 at the Company’s option if the Company’s common stock trades at a

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

price of at least $0.166 for twelve (12) trading days in any fifteen (15) trading day period. The Company is also entitled to prepay the principal amount of the Debenture, at any time after August 5, 2005, but shall be required to pay a premium of two (2%) percent in the second year after issuance of the Debenture of the principal amount prepaid, for prepayments made during that period. The Company has granted certain “piggyback” registration rights to the holder to register for resale the shares issuable upon conversion of the Debenture. In 2004, the Company recorded $4,167 of related party interest expense as part of the statement of operations.

7. Income Taxes

As of December 31, 2004, the Company has available federal and state net operating loss carry forwards of approximately $42,773,686 and $26,340,185, respectively, to offset future taxable income. The federal net operating loss carry forwards expire during the years 2011 through 2024. In addition, the Company has investment credit and research and development credit carry forwards aggregating approximately $405,000, which may provide future tax benefits, expiring from 2008 through 2020. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

The Company obtained a corporation business tax benefit certificate pursuant to New Jersey law which allows the sale of unused state net operating losses. For the years ended December 2004 and 2003, the Company received a benefit of $322,831 and $227,151, respectively.

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at December 31, 2004 are as follows:

December 31, 2004

Current deferred tax assets

Inventory reserves	$88,727
Accrued expenses	196,526
Allowance for doubtful accounts	85,239

Total current deferred tax assets	370,492
Valuation allowance	(370,492)

Net current deferred tax assets	—

Noncurrent deferred tax assets

Depreciation and amortization	245,425
Net operating loss carry forwards	16,103,494
Research and development credit	405,078

Total noncurrent deferred tax assets	16,753,997
Valuation allowance	(16,591,457)

Net noncurrent deferred tax assets	162,540

Noncurrent deferred tax liabilities

Capitalized software	(162,540)

Total noncurrent deferred tax liabilities	(162,540)

Net noncurrent deferred tax (liabilities) assets	$—

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized. During the year ended December 31, 2004, the Company had an annual change in the valuation allowance of $1,948,386.

8. Stockholders’ Equity

Preferred Stock – On September 13, 2002 the Company received equity financing in the amount of $300,303 ($285,303, net of issuance costs) for the issuance of 166,835 unregistered shares of the Company’s preferred stock at $1.80 per share. The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock (“Preferred Stock”). Each share of Preferred Stock is convertible into 10 shares of the Company’s common stock at the conversion price of $0.18 per share of common stock, which was the closing bid price of the Company’s common stock on September 13, 2002. The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. Proceeds of the

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

equity financing will be used for working capital and general corporate purposes. All of the shares of Preferred Stock were purchased by directors and management of the Company. On December 27, 2004 8,500 of preferred stock was converted to 85,000 shares of common stock.

Restricted Stock –  Effective October 2001, the Company approved and granted 2,600,000 shares of restricted stock (the “Restricted Shares”) to two executives stockholders at fair value. The Restricted Shares are subject to a repurchase right which will permit the Company to repurchase any shares which have not yet vested at the effective date of termination of the officers’ employment, as defined in their employment agreements, for an amount equal to the purchase price per share paid by the officers. The Company received a series of partial recourse interest bearing (5.46% on an annual basis) promissory notes for the value of the Restricted Shares to be repaid by the officers. As of December 31, 2003 Mr. Kam Saifi owes approximately $282,618 (including approximately $24,618 of interest) for 2,000,000 Restricted Shares and; Mr. Cameron Saifi owes approximately $203,917 (including approximately $18,517 of interest) for 600,000 Restricted Shares.

The notes are to be repaid by the officers at the earlier of ten years or the date upon which the employees dispose of their shares or under certain circumstances, when the borrower’s employment with the Company terminates for any reason. The issuance of the restricted shares and the notes receivable due from the former officers is recorded in the Company’s financial statements. On July 7, 2003, Mr. Kam Saifi and Mr. Cameron Saifi separated from the Company.

On March 29, 2004, the Company agreed to a final separation agreement with its former President and Chief Executive Officer. As part of the agreement, the Company agreed to accept the return of 2,000,000 shares of the Company’s common stock as full payment for the former officers’ total indebtedness to the Company of $294,493. In addition, the former officer released the Company from any obligations, which may have arisen from the separation of the officer from the Company.

On October 14, 2004, the Company agreed to a final separation agreement with its former Executive Vice President and Chief Operating Officer. As part of the agreement, the Company agreed to accept the return of 600,000 shares of the Company’s common stock as full payment for the former officers’ total indebtedness to the Company of $216,926. In addition, the former officer released the Company from any obligations for the sum of $8,000 as full compensation for said release.

The variable accounting method used to account for the partial recourse restricted stock granted to management resulted in a cashless charge of $95,000 for the period ended December 31, 2002. In accordance with accounting guidance for the partial recourse restricted stock granted to management resulted in a reversal of the cashless charge of $95,000 for the period ended December 31, 2003.

Common Stock  - On February 14, 2002 the Company sold 4,000,000 shares of common stock at a price of $0.87 per share, for total consideration of $3,480,000. In connection with this sale, warrants to purchase 1,120,000 shares of common stock with an exercise price of $1.25 were issued. The warrants expire on February 14, 2007.

Stock Option Plans

In November 2000, the Company adopted its 2000 Stock Option Plan (the “2000 Plan”). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the year ended December 31, 2004 and 2003, the Company granted options to purchase 2,048,000 and zero shares, respectively. As of December 31, 2004, 2,626,000 options were outstanding under the 2000 Plan, of which 1,544,750 options were exercisable.

The aggregate number of shares of common stock for which options may be granted under the 1998 Stock Option Plan (the “1998 Plan”) is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During the year ended December 31, 2004 and 2003, the Company granted options to purchase 1,285,000 and zero shares, respectively. As of December 31, 2004, 1,556,629 options were outstanding under the 1998 Plan, of which 1,020,900 options were exercisable.

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

In August 1994, the Company adopted its 1994 Stock Option Plan (the “1994 Plan”). The 1994 Plan, as amended, increased the number of shares of common stock for which options may be granted to a maximum of 1,250,000 shares. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During the year ended December 31, 2004 and 2003, there were no option grants provided under the 1994 Plan. As of December 31, 2004, 25,000 options were outstanding and exercisable under the 1994 Plan.

Warrants

In connection with the sale of common stock on February 14, 2002, warrants to purchase 1,120,000 shares of common stock with an exercise price of $1.25, subject to certain adjustments, were issued. As of March 18, 2005 the exercise price is $1.08. The warrants expire on February 14, 2007.

During July 2001 in connection with services being performed by a consultant, the Company issued warrants to purchase 48,000 shares of the Company’s Common Stock at $0.62 per share. The warrants expire five years from the date of the grant.

During January 2002 in connection with services being performed by a consultant through June 30, 2002, the Company issued warrants to purchase 100,000 shares of the Company’s common stock at $1.35 per share. Warrants to purchase an additional 50,000 shares of common stock are exercisable at $1.80. All 150,000 warrants expired in January 2005.

Other Options

On September 25, 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company’s Common Stock, of which 420,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. The options expire ten years from the date of grant. However, in the event of (a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made in the transaction. There were no stock option exercised during the year ended December 31, 2004 and 2003. The exercise price of the options is $1.156 and equals to the market value of the Company’s Stock on the date of grant. At December 31, 2004, 400,000 options were outstanding and exercisable.

During March 1999, the Company issued options to certain employees and consultants to purchase 20,000 shares of the Company’s common stock, all of which vested on the first year anniversary of the date of the grant. The options expire six years from the date of the grant. The exercise price of the options is equal to the market value of the Company’s common stock on the date of the grant. There were no stock options exercised during the year ended December 31, 2004 and 2003. At December 31, 2004, 10,000 options were outstanding and exercisable.

In January 2004, the Company issued options to certain officers to purchase 1,000,000 shares of the Company’s common stock, which vested immediately. The exercise price of the below market options ranged from $0.045 to $0.06 on the date of grant. The Company recorded a stock based compensation charge of $58,750. At December 31, 2004, 750,000 options were outstanding and exercisable.

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Accounting for Stock-Based Compensation

The Company continues to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its options. During the year ended December 31, 2004 and 2003 the Company has recorded compensation expense (benefit) of $58,750 and ($95,000), respectively.

Details of the options granted are as follows:

	Shares	Weighted Average Exercise Price ($)

Options outstanding at December 31, 2002	3,667,102	1.62

Granted	—	—
Canceled	(1,821,947)	3.55
Exercised	—	—

Options outstanding at December 31, 2003	1,845,155	1.59

Granted	4,333,000	0.15
Expired	(73,250)	5.63
Canceled	(487,276)	1.16
Exercised	(250,000)	0.05

Options outstanding at December 31, 2004	5,367,629	0.51

Options exercisable at December 31, 2004	3,750,650	0.50

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – 7.53	5,320,694	4.67	$0.36	3,737,550	$0.40
$7.54 – 15.06	36,605	4.85	13.62	3,600	13.62
$15.06 – 22.59	1,500.05		22.00	1,500	22.00
$22.59 – 30.12	1,500.25		29.25	1,500	29.25
$30.12 – 37.65	7,060.49		34.69	6,500	34.66

$0.00 – 37.65	5,367,629	4.67	$0.51	3,750,650	$0.50

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

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Future minimum payments, by year and in the aggregate, under non-cancelable capital and operating leases as of December 31, 2004 are as follows:

	Capital Leases	Operating Leases

Year ending December 31,
2005	$2,691	$77,016
2006	2,691	44,926
2007	2,691	—
2008	2,243	—

Total minimum lease payments	$10,316	$121,942

Less amount representing interest	1,063

Present value on net minimum lease payment	$9,253

Rent expense under operating leases for the year ended December 31, 2004 and 2003 was approximately $74,500 and $210,800, respectively.

Employment Contracts

The Company has entered into certain employment contracts with various officers. Included in these contracts is a provision for severance, where by such officers if terminated without cause as defined in the agreement is entitled to severance ranging in terms of three to eighteen months. At December 31, 2004 the Company had a potential loss for severance costs of approximately $735,000 under these employment contracts.

10. Contingent Liabilities

In the normal course of business the Company and its Subsidiary may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

11. Employee Benefit Plans

Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with a discretionary contribution by the Company matching 30% of an employee’s contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee’s second, third, fourth, and fifth anniversary of employment. The employees’ contributions are immediately vested. As of January 1, 2003, the Company per the provisions of the plan decided not to make discretionary contributions until further notice.

12. Geographic Information

The Company’s headquarters, physical production and shipping facilities are located in the United States. The Company’s domestic and foreign export sales for each of the years ended December 31, 2004 and 2003 are as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003

United States	$2,875,996	$2,743,170
Europe	723,222	477,153
Pacific Rim	16,657	122,188
Other	386	109

	$3,616,261	$3,342,620

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Historically, we have been dependent on several large customers each year, but they are not necessarily the same every year. For the year ended December 31, 2004, our most significant customers (stated as an approximate percentage of revenue) were Avaya 38% and MCI 9%, with remaining accounts receivables of $275,662 and $20,170, respectively, compared to the year ended December 31, 2003, of Avaya 18%, Siemens 12%. Qwest 8% and MCI 7% with remaining accounts receivables of $80,929, $0, $0, $176,947, respectively.. In general, we cannot predict with certainty, which large customers will continue to order. The loss of any of these large customers, or the failure to attract new large customers would likely significantly decrease our revenues and future prospects, which could materially and adversely affect our business, financial condition and results of operations.

The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

13. Concentration of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2004 and periodically throughout 2004, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

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

14. Supplemental Cash Flow Information

In 2004 the Company converted 8,500 shares of preferred stock into 85,000 of common stock.

15. New Accounting Pronouncements

During 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31,2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, a revision of SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was issued, revising disclosures about pension loans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS No. 132 did not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R “Shared Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R addresses all forms of shared based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers – as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the SFAS No. 123R will have a significant impact on the Company’s overall results of operations or financial position.

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

16. Subsequent Events

Subsequent to December 31, 2004 the Company converted 2,778 shares of preferred stock into 27,780 of common stock.

