Form 10KSB/A
period 2004-12-31
ION NETWORKS INC
filed 2005-04-22
CIK 754813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

     For the fiscal year ended December 31, 2004
                               -----------------

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

     For the transition period from                                         .
                                   -----------------------------------------

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

Yes    X          No
     ----            ---

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent twelve-months ended December 31, 2004 totaled $ 3,616,261.

The aggregate market value of voting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the "Common Stock") on March 21, 2005 of $0.26, as reported on the OTC Bulletin Board was $5,262,167. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 22,638,280 shares of Common Stock outstanding as of March 24, 2005.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to ION Networks, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "Original Filing") which was filed with the Securities and Exchange Commission on March 24, 2005, is being filed to amend the Original Filing as follows:

     |X| Item 12: Certain Relationships and Related Transactions is amended to reflect the updated December 31, 2004 balance of the former CEO loan.

     |X| Item 13. Exhibits and Reports on Form 8-K is amended to reflect a change in the incorporation by reference for exhibit 3.2 to footnote /(19)/

     |X|  To file Exhibit 23.1 to the Original Filing.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

During April 2000, the Company made a loan (the "Loan") to the former Chief Executive Officer (the "Former CEO") of the Company in the amount of $750,000. At the time that the Loan was made to the Former CEO in April 2000, the Company was contemplating a secondary public offering and potential mergers and acquisitions opportunities. As a result, the Company did not want the Former CEO to exercise his stock options. In consideration for not exercising his stock options at that time, the Company issued the Loan to him. At that time, the Company had sufficient cash and it was contemplated that the Loan would be repaid within one year. The Loan accrues interest at a rate of LIBOR plus 1%. The LIBOR plus one percent interest rate in April 2000 was 7.197% as compared to the first mortgage interest rate in April 2000 of 6.90% for a 1-year ARM, 7.97% for a 15-year FRM and 8.30% for a 30-year FRM. This Loan had an original maturity date of the earlier of April 2005 or thirty days after the Company for any reason no longer employed the Former CEO. The Former CEO resigned his position at the Company effective September 29, 2000. On October 5, 2000, the Company entered into an agreement with the Former CEO pursuant to which the $750,000 promissory note for the Loan was amended to extend the due date to April 30, 2001, and to provide that interest on the note shall accrue through September 29, 2000 (the "Separation and Forbearance Agreement"). The Loan is collateralized by a first mortgage interest on the personal residence of the Former CEO. The Company agreed to extend the repayment date of the Loan so that the Former CEO would be able to repay the Loan to the Company by selling his personal residence. In addition to the Loan, pursuant to the terms of the Separation and Forbearance Agreement between the Company and the Former CEO, the Former CEO also agreed to reimburse the Company for certain expenses totaling $200,000, to be paid over a period of six months ending March 31, 2001. These certain expenses were incurred by the Former CEO as part of his personal expense account arrangement with the Company. During the year ended March 31, 2001, $50,000 of the amounts owed to the Company by the Former CEO was repaid and $22,000 has been recorded as a non-cash offset as a result of earned but unpaid vacation owed to the Former CEO. During the year ended March 31, 2002, $813,593 was repaid which included proceeds in the amount of $777,713.48 received by the Company on August 3, 2001 for the sale of the Former CEO's personal residence. At December 31, 2004, the total amount owed to the Company by the Former CEO was approximately $196,173, which includes interest accrued through December 31, 2004. The full amount has been recorded as a reserve against the note receivable. Because these amounts were not paid by their respective maturity dates, interest is accruing at the default interest rate of 12%. The Company will continue to attempt to collect the note receivable.

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

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit
      No.           Description
      -------       ---------

       3.1         (i)Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5, 1998./(2)/

                    (ii)Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 11, 1998./(2)/

                    (iii)Certificate of Amendment of the Certificate of Incorporation, as filed with the Secretary of state of the State of Delaware an October 12, 1999./(3)/

                    (iv)Amended and Restated Certificate of Designation of Rights Preferences, Privileges and Restrictions of Series A Preferred Stock of ION Networks, Inc. /15/

       3.2          By-Laws of the Company./(19)/

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

       4.5          Form of Warrant Agreement dated July 17, 2001./(11)/+

       4.6          Form of Warrant Agreement dated February 14, 2002./(11)/

       4.7          Convertible Debenture dated August 5, 2004./19/

      10.3 Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc./(4)/

      10.4 Equipment Lease Agreements dated October 29, 2003 by and between the Company and GE Capital
                    Corporation. /(21)/

      10.5         (i)Non-negotiable Promissory Note in the principal
                    amount of $750,000 issued by Stephen B. Gray to the Company./(5)/

                   (ii)First Amendment to Promissory Note dated as of
                    August 5, 2000 by and between the Company and Stephen B. Gray./(5)/

      Exhibit
      No.           Description
      -------       -----------


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

     10.12 Employment Agreement dated February 25, 2002, between the Company and William Whitney./15/+

     10.13 Amended and Restated Employment Agreement dated August 15, 2003, between the Company and Norman E. Corn./16/+

     10.14 Employment Agreement dated September 15, 2003, between the Company and Patrick E. Delaney./14/+

     10.15 Lease Agreement dated July 21, 2003 by and between the Company and 116 Corporate Boulevard, LLC, Inc. /(17)/

     10.16 Separation Agreement dated March 29, 2004 between the Company and Kam Saifi. /(21)/

     10.17 Separation Agreement dated October 14, 2004 between the Company and Cameron Saifi. /(21)/

     10.18 First Amendment to the Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn dated November 10, 2004 /(21)/+

     10.19 First Amendment to the Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney dated November 10, 2004. /(21)/+

     10.20 Employment Agreement dated August 31, 2004 by and between the Company and Henry A. Hill. /20/+

     10.21 Severance Agreement dated September 2, 2004 by and between the Company and William Whitney. /(21)/+

     10.22 Severance Agreement dated September 2, 2004 by and between the Company and Henry Gold. /(21)/+

      Exhibit
      No.           Description
      -------       -----------

     10.23 Option Agreement dated January 28, 2004 by and between the Company and Norman E. Corn. /(21)/+

     10.24 Option Agreement dated January 28, 2004 by and between the Company and Patrick E. Delaney. /(21)/+

     10.25 Agreement dated February 25, 2005 by and between the Company and Sprint/Untied Management Company. /(21)/

     10.26 Agreement dated October 28, 2004 by and between the Company and General Dynamics Network Systems. /(21)/

      16.1          Letter dated October 31,2003, from Deloitte & Touche, LLP.
                    To the Securities and Exchange Commission./(8)/

      21.1          List of Subsidiaries./(21)/

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on June 28, 2000.

(6) Incorporated by reference to the Company's Quarterly report on Form 10-QSB filed on November 14, 2000

(7) Incorporated by reference to the Company's Annual report on Form 10-KSB filed on June 29, 2001.

(8) Incorporated by reference to the Company's Annual report on Form 8-KSB filed on October 31, 2003.

(9) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 23, 2001.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 24, 2001.

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed on July 1, 2002.

(12) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on January 11, 2002.

(13) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on March 4, 2002.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed on November 17, 2003.

(15) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed on April 15, 2003.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10QSB filed on September 12, 2003.

(17) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed for the year ended December 31, 2003.

(18) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A, Amendment No.2, for the fiscal year ended March 31, 2002, as filed on August 2, 2002.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10QSB filed on August 13, 2004.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10QSB filed on November 15, 2004.

(21) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed on March 24, 2005.

* Filed herewith
+ Management contract for compensatory plan or arrangement


(b) Reports on Form 8-K


On November 8, 2004, the Company filed a report on Form 8-K, reporting the appointment of Mr. Harry Immerman to the Board of Directors.

On November 12, 2004, the Company filed a report on Form 8-K, reporting the award of a contract by General Dynamics.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 21, 2005

                                   ION NETWORKS, INC.

                                   By:     /s/ Norman E. Corn
                                           -------------------------------------
                                           Norman E. Corn
                                           Chief Executive Officer