Form 10QSB
period 2005-03-31
ION NETWORKS INC
filed 2005-05-13
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 0-13117

ION NETWORKS, INC.

(Exact Name of Small Business Issuer in Its Charter)

Delaware	22-2413505

(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

120 Corporate Boulevard, South Plainfield, NJ 07080

(Address of Principal Executive Offices)

(908) 546-3900

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐.

There were 27,050,044 shares of Common Stock outstanding as of May 12, 2005.

Transitional Small Business Disclosure Format:

Yes  ☐  No  ☒

ION NETWORKS, INC. AND SUBSIDIARY FORM 10-QSB FOR THE QUARTER ENDED March 31, 2005 PART I. FINANCIAL INFORMATION

1

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant’s Report on Form 10-KSB for the year ended December 31, 2004.

2

ION NETWORKS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET As of March 31, 2005 (Unaudited)

Assets

Current assets
Cash and cash equivalents	$549,039
Accounts receivable, less allowance for doubtful accounts of $16,923	684,302
Inventory, net	575,186
Prepaid expenses and other current assets	76,703

Total current assets	1,885,230

Non-current assets
Property and equipment, net	20,002
Capitalized software, net	551,791
Other assets	12,836

Total assets	$2,469,859

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2,526
Accounts payable	345,015
Accrued expenses	379,564
Accrued payroll and related liabilities	191,143
Deferred income	111,088
Sales tax payable	2,303
Other current liabilities	10,000

Total current liabilities	1,041,639

Long term liabilities
Convertible debenture	206,384
Long term debt, net of current portion	6,349

Total long term liabilities	212,733

Commitments and contingencies

Stockholders’ Equity
Preferred stock - par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding	156
Common stock - par value $.001 per share; authorized 50,000,000 shares; 27,050,044 shares issued and outstanding	27,051
Additional paid-in capital	44,877,158
Accumulated deficit	(43,688,878)

Total stockholders’ equity	1,215,487

Total liabilities and stockholders’ equity	$2,469,859

The accompanying notes are an integral part of these condensed consolidated financial statements.
3

ION NETWORKS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net sales	$932,431	$904,961

Cost of sales	213,736	297,152

Gross margin	718,695	607,809

Research and development expenses	154,069	120,269
Selling, general and administrative expenses, including $58,750 of non-cash stock based compensation for the three months ended March 31, 2004	656,427	712,537
Depreciation and amortization expenses	33,413	115,728

Total operating expenses	843,909	948,534

Loss from operations	(125,214)	(340,725)

Other income	15,339	—
Interest (expense)/income- related party	(2,287)	19,526
Interest income/(expense)	134	(1,609)

Loss before income taxes	(112,028)	(322,808)

Income tax expense	272	—

Net loss	$(112,300)	$(322,808)

Per share data
Net loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding Basic and diluted	22,670,940	24,831,056

The accompanying notes are an integral part of these condensed consolidated financial statements.
4

ION NETWORKS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Cash flows from operating activities
Net loss	$(112,300)	$(322,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,413	115,727
Non-cash stock-based compensation	—	58,750
Notes receivable from officers	—	(19,253)
Interest on convertible debt	2,217	—
Changes in operating assets and liabilities:
Accounts receivable	(107,911)	29,026
Other receivables	2,100	—
Inventory	(63,760)	178,225
Prepaid expenses and other current assets	1,733	39,055
Other assets	—	464
Accounts payable and other accrued expenses	(9,588)	36,580
Accrued expenses	(10,332)	(6,614)
Accrued payroll and related liabilities	31,309	52,846
Deferred income	(49,124)	35,572
Sales tax payable	(3,772)	(8,107)

Net cash (used in) provided by operating activities	(286,015)	189,463

Cash flows from investing activities
Acquisition of property and equipment	(10,686)	(5,045)
Capitalized software expenditures	(176,321)	(37,905)

Net cash used in investing activities	(187,007)	(42,950)

Cash flows from financing activities
Principal payments on debt and capital leases	(376)	(23,554)
Advances from related parties	110,500	—
Repayment of advances from related parties	(110,500)	—
Proceeds from issuance of common stock	735,000	—

Net cash provided by (used in) financing activities	734,624	(23,554)

Net increase in cash and cash equivalents	261,602	122,959

Cash and cash equivalents - beginning of period	287,437	357,711

Cash and cash equivalents - end of period	$549,039	$480,670

The accompanying notes are an integral part of these condensed consolidated financial statements.
5

ION NETWORKS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows at March 31, 2005 and 2004 not misleading have been made. The results of operation for the three months ended March 31, 2005 and 2004 are not indicative of a full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes there to included in the report on Form 10-KSB for the year ended December 31, 2004.

At March 31, 2005, the Company had an accumulated deficit of $43,688,878 and positive working capital of $843,591. The Company also realized net loss of $112,300 for the three months ended March 31, 2005. While the Company’s cash position has improved from $287,437 at December 31,2004 to $549,039 as of March 31,2005, the Company continues to have a delicate cash position and while the future viability of the organization has significantly improved, it is necessary for it to continue to strictly manage expenditures and to increase product revenues despite the cash infusion of $750,000 (less approximately $15,000 for expenses related to the transaction) on March 31, 2005 from the sale of 4,411,765 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ION Networks, Inc. and a single Subsidiary in 2005 and 2004. All material inter-company balances and transactions have been eliminated in consolidation. Due to Management’s cost containment programs, the Company ceased its operations in Belgium and Scotland in 2003.

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

Amortization expense totaled $30,881 and $90,483 for the three month periods ending March 31, 2005 and 2004, respectively

Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities of 12,766,522 and 6,247,380 at March 31, 2005 and 2004 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

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

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three months ended March 31, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted net loss per share for the three month period ended March 31, 2005 and 2004 would have increased to the pro forma amounts indicated below:

	Three months ended March 31, 2005 (Unaudited)	Three months ended March 31, 2004 (Unaudited)

Net loss as reported	$(112,300)	$(322,808)
Add: Stock based compensation expense included in net loss	—	58,750
Deduct: Stock based employee compensation determined under fair value method	(26,436)	(103,718)

Pro forma net loss	$(138,736)	$(367,776)

Basic and diluted net loss per share of common stock

As reported
Basic and diluted	$(0.01)	$(0.01)
Pro forma
Basic and diluted	$(0.01)	$(0.02)

Income Taxes

Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of March 31, 2005 is $10,000.

NOTE 3 - INVENTORY Inventory, net of allowance for obsolescence of $145,031, at March 31, 2005 consists of the following:

Raw materials	$189,213
Work-in-progress	466
Finished goods	385,507

$575,186

NOTE 4 – STOCKHOLDERS’ EQUITY

On February 22, 2005, the Company converted 2,778 shares of preferred stock into 27,780 of common stock.

On March 31, 2005, the Company completed a private placement of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock. The total proceeds from the sale was $750,000 less approximately $15,000 for expenses related to the transaction. The shares of common stock were issued at $0.17 cents per share and the warrants are exercisable at a price of $0.23 per share subject to certain anti-dilution adjustments. The warrants will expire on expire March 31, 2010. The Company has the right to call the warrants in the event that its common stock trades at a price exceeding $0.69 per share for twenty (20) consecutive trading sessions and certain other conditions are met. The Company also agreed to register for resale the shares of common stock as well as the shares issued upon exercise of the warrants. The registration statement must be declared effective no later than the earlier of five business days after the SEC determines that no review of the registration statement will be made and 120 days after March 30, 2005. If the Company fails to meet these registration obligations or to maintain the effectiveness of the registration statement as required under the terms of the Agreements, the Company will be obligated to make certain cash liquidated damage payments to the investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2005 compared to the same period in 2004

Net sales for the three month period ended March 31, 2005, was $932,431 compared to net sales of $904,961 for the same period in 2004, an increase of $27,470 or 3.04%. The increase in sales is primarily attributable to billings for hardware, software and professional services from certain government contracts in the three month period ended March 31, 2005 which were not billed in the same period of the prior year.

Cost of sales for the three month period ended March 31, 2005 was $213,736 compared to $297,152 for the same period in 2004. Cost of sales as a percentage of net sales for the three months ended March 31, 2005 decreased to 22.9% from 32.8% for the same period in 2004, resulting therefore in gross margins increasing to 77.1% from 67.2% as compared to the prior year. The decrease in cost of sales and the increase in gross margin in the first quarter of 2005 is mainly due to increase in the sales mix of high margin professional services, software, repair and maintenance revenues rather than lower margined appliance products which were a much higher component of the sales mix in the same period last year.

Research and development expense, net of capitalized software development, for the three month period ended March 31, 2005 was $154,069 compared to $120,269 for the same period in 2004 or an increase of $33,800. The increase is due to headcount additions from 7 to 10 and outside services for development activities related to the Company’s new products.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2005 were $656,427 compared to $712,537 for the same period in 2004, a decrease of $56,110. The decline in SG&A expenses is due primarily to reduced overhead items such as, insurance and professional services offset in part by higher payroll related expenses. In addition, there was a charge to SG&A expenses during the three month period ended March 31, 2004 for $58,750 to account for stock compensation for options granted and no such charge in the three month period ended March 31, 2005.

Depreciation and amortization expenses was $33,413 for the three months ended March 31, 2005 compared to $115,728 in the same period in 2004. The decrease was due to a reduction of capitalized software and other intangibles subject to amortization in the three month period ended March 31, 2005 as compared to the same period in 2004.

Net loss for the three months ended March 31, 2005 was $112,300 compared to $322,808 for the three months ended March 31, 2004. The reduced loss of $210,508 is primarily due the higher gross margins earned from the product mix, and reduced operating expenses.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company’s working capital balance as of March 31, 2005 was $843,591 compared to $372,861 at December 31, 2004. The increase was due primarily to cash realized from the sale of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock for $750,000 on March 31, 2005.

Net cash used by operating activities during the three months ended March 31, 2005 was $286,015 compared to net cash provided during the same period in 2004 of $189,463 or a difference of $475,478. This difference was due primarily to increases in inventory, accounts receivable, deferred income and decreases in non-cash items such as stock based compensation, depreciation and amortization.
9

Net cash used in investing activities during the three months ended March 31, 2005 was $187,007 compared to net cash used during the same period in 2004 of $42,950. This increase of $144,057 was primarily due to increased capitalized software expenditures from $37,905 the three months ended March 31, 2004 to $176,321 for the same period in 2005.

Net cash provided by financing activities during the three months ended March 31, 2005 was $734,624 compared to net cash used during the same period in 2004 of $23,554, or an increase of $58,178. The increase was due primarily to cash realized from the sale of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock for $750,000 (less approximately $15,000 for expenses related to the transaction) by the Company on March 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

Prior to the filing of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There has been no significant change in the company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While the Company is occasionally involved in various claims and legal actions in the ordinary course of business, it is not currently involved in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer.*

31.2	Section 302 Certification of the Chief Financial Officer.*

32.1	Section 906 Certification of the Chief Executive Officer.*

32.2	Section 906 Certification of the Chief Financial Officer.*

* Filed herewith
13

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2005

ION NETWORKS, INC.

/s/ Norman E. Corn

Norman E. Corn, Chief Executive Officer

s/ Patrick E. Delaney

Patrick E. Delaney, Chief Financial Officer
14

Exhibit Index

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer.*

31.2	Section 302 Certification of the Chief Financial Officer.*

32.1	Section 906 Certification of the Chief Executive Officer.*

32.2	Section 906 Certification of the Chief Financial Officer.*

* Filed herewith
15