Form 10KSB/A
period 2004-12-31
ION NETWORKS INC
filed 2005-07-12
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________.

Commission File No.: 0-13117

ION NETWORKS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2413505 (IRS Employer Identification Number)

120 Corporate Blvd., S. Plainfield, NJ (Address of Principal Executive Offices)	07080 (Zip Code)

(908) 546-3900
(Issuer's telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class None	Name of Each Exchange On Which Registered None

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

Yes __X__  No_____

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

There were 27,050,044 shares of Common Stock outstanding as of July 11, 2005.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A to ION Networks, Inc. (the “Company” or the “Registrant”) Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Original Filing”) which was filed with the Securities and Exchange Commission on March 24, 2005, and amended on April 22, 2005, is being filed to amend the Original Filing as follows:

▪	Item 6: Management’s Discussion and Analysis or Plan of Operations to reflect the change in classification of amortized expense related to capitalized software costs to cost of sales.

▪	Item 7. Financial Statements was updated to reflect the change in classification of amortized expense related to capitalized software costs to cost of sales.

▪	Note 2 of the Financial Statements were updated to reflect the change in classification of amortized expense related to capitalized software costs to cost of sales.

▪	Note 3 of the Financial Statements were updated to reflect additional disclosures for restructuring, asset impairment and other credits.

▪
Item 13 Exhibits and Reports of Form 8-K is updated to reflect the refilling of Independent Auditors Consent and the various CEO and CFO certifications, in connection with the amendments set forth herein.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing as previously amended.

Item 6: Management's Discussion and Analysis or Plan of Operation

Overview

ION Networks, Inc ("ION" or the "Company") designs, develops, manufactures and sells security solutions that protect enterprise network administrative interfaces from improper, unauthorized or otherwise undesirable access from external and internal sources. Administrative interfaces are the network access points used by highly trained technical individuals who are charged with the responsibilities of maintaining and supporting the networks and devices employed within the networks such as servers, routers, PBXs and similar network equipment. These technicians may be employees of the enterprise or employed by third parties such as managed service providers, consultants, device vendors or application developers. In all cases, they are considered “trusted insiders” since in order to perform their jobs; permission to enter and work within the network must be granted. The Company’s solution, comprised of centralized management and control software, administrative security appliances and soft tokens, are designed to provide secure, auditable access to all administrative interfaces and monitored security once working within the network. Service Providers, Enterprises and Governmental Agencies utilize the ION solution globally in their voice, data and converged environments, to establish and maintain security policies while providing the support and maintenance required of networks and their devices.

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

Results Of Operations

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues for the year ended December 31, 2004 were $3,616,261 as compared to $3,342,620 for the year ended December 31, 2003, an increase of approximately 8% or $273,641. This increase is attributable mainly to the growth in the number of units sold for the year 2004 compared to 2003 offset in part by a slight reduction in maintenance revenues. This reversal in the trend for the Company of declining year over year revenues was caused primarily by the growth of the ION’s Original Equipment Manufacturing (OEM) business caused by a general rebound in the telecommunications sector of the economy. The Company’s OEM revenues increased from $638,000 in 2003 to $1,372,000 in 2004. This change was due primarily to the increase in unit sales of higher margin 5500 model appliances from 79 to 335 units offset in part by a decline in sales of older product models i.e., 3100 from 515 to 440.

Gross margin for the year ended December 31, 2004 was $2,198,658 or 60.8% of revenue compared to $1,919,111 or 57.4% for the year ended December 31, 2003. Despite an 8% increase in revenues during the year ended 2004 compared to 2003, cost of sales remained flat resulting in reducing cost of sales as a percentage of revenue from 42.6% in 2003 to 39.2% in 2004. The increase in gross margin was due to a decline in amortization expense related to capital software from $531,136 or15.8% of revenue in 2003 to $352,160 or 9.7% in 2004 offset in part by a slight decline in prices during 2004 when compared to 2003.

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

Depreciation was $57,325 for the year ended December 31, 2004 compared to $205,558 for the year ended December 31, 2003, a decrease of $148,233 or approximately 72.1%. The primary reason for this reduction in 2004 as compared to 2003 was that the Company did not purchase depreciable fixed assets at a rate equal to prior periods due to a shift of the Company’s reduction in staff and outsourcing of certain manufacturing processes.

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

Financial Condition And Capital Resources

The Company's working capital balance as of December 31, 2004 was $372,860 compared to $287,930 as of December 31, 2003.

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

Net cash provided by financing activities during the year ended December 31, 2004 was $143,410, compared to $85,135 used in the year ended December 31, 2003. Financing activities during the year ended December 31, 2004 include the sale of a $200,000 convertible debenture to Mr. Steven Deixler in August 2004 (see item 5 - Recent Sales of unregistered securities) and exercise of $11,250 of employee stock options. During 2003 there were no financings.

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

Capitalized Software -
The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. There was no adjustment in the amount of amortization expense. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. These costs are amortized to Cost of sales by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

/s/ Marcum & Kliegman LLP

New York, New York
February 11, 2005 (Except for Note 16(b),
as to which the date is March 31, 2005).

ION Networks, Inc. and Subsidiary
Consolidated Balance Sheet

December 31,
Assets	2004

Current assets
Cash and cash equivalents	$287,437
Accounts receivable, less allowance for doubtful accounts of $16,923	578,491
Inventory, net	511,426
Prepaid expenses and other current assets	78,436
Total current assets	1,455,790

Property and equipment, net	11,847
Capitalized software, net	406,351
Other assets	12,836
Total assets	$1,886,824

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	2,311
Accounts payable	354,602
Accrued expenses	549,730
Deferred income	160,212
Sales tax payable	6,074
Other current liabilities	10,000
Total current liabilities	$1,082,929

Convertible debenture - related party	204,167
Long term debt, net of current portion	6,942
Total liabilities	$1,294,038

Commitments and contingencies

Stockholders’ equity
Preferred stock - par value $.001 per share; authorized 1,000,000 shares, 200,000 shares designated Series A; 158,335 shares issued and outstanding (Aggregate Liquidation Preference $285,003)	158
Common stock - par value $.001 per share; authorized 50,000,000 shares; 22,610,500 shares issued and outstanding	22,611
Additional paid-in capital	44,146,595
Accumulated deficit	(43,576,578)
Total stockholders’ equity	592,786
Total liabilities and stockholders’ equity	$1,886,824

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended December 31,
	2004	2003

Net sales	$3,616,261	$3,342,620

Cost of sales	1,417,603	1,423,509
Gross margin	2,198,658	1,919,111

Research and development expenses	598,012	503,146
Selling, general and administrative expenses, including $58,750 and $(95,000) of non-cash stock based compensation/(recovery) for the years ended December 31, 2004 and 2003, respectively	2,314,834	2,452,031
Depreciation expenses	57,325	205,558
Restructuring, asset impairments and other credits	(180,533)	(405,402)
Loss from operations	(590,980)	(836,222)

Interest income	25,810	19,872
Interest income/(expense)- related party	(4,167)	-
Interest income/(expense)	(3,334)	(14,593)
Loss before income taxes	(572,671)	(830,943)

Income tax benefit	322,831	227,151

Net loss	$(249,840)	$(603,792)

Per share data

Basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding
Basic and diluted	23,294,325	23,900,500

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003

Cash flows from operating activities
Net loss	$(249,840)	$(603,792)

Adjustments to reconcile net loss to net cash from operating activities:
Restructuring, asset impairments and other charges, non-cash	(180,533)	(405,402)
Depreciation and amortization	409,485	736,694
Provision for inventory reserves	(48,880)	(26,002)
Other	(39,171)	-
Non-cash stock-based compensation charge (credit)	58,750	(95,000)
Non-cash interest income from notes receivable from officers	(24,884)	(13,130)
Changes in operating assets and liabilities:
Accounts receivable, net	(180,747)	164,018
Inventory	239,496	583,228
Prepaid expenses and other current assets	49,702	75,796
Other assets	465	1,577
Accounts payable	126,723	(690,303)
Accrued expenses	20,714	(82,543)
Deferred income	(40,093)	45,284
Sales tax payable	(32,908)	(31,385)
Other current liabilities	-	(35,980)
Net cash provided by (used in) operating activities	108,279	(376,940)

Cash flows from investing activities
Acquisition of property and equipment	(11,740)	-
Capitalized software expenditures	(310,223)	(214,996)
Proceeds from sale of equipment	-	30,129
Restricted cash	-	125,700
Net cash used in investing activities	(321,963)	(59,167)

Cash flows from financing activities
Principal payments on debt and capital leases	(67,840)	(85,135)
Issuance of convertible debenture	200,000	-
Proceeds from the exercise of stock options	11,250	-
Net cash provided by (used in) financing activities	143,410	(85,135)

Effect of exchange rates on cash	-	13,269

Net decrease in cash and cash equivalents	(70,274)	(507,973)

Cash and cash equivalents - beginning of year	357,711	865,684

Cash and cash equivalents - end of year	$287,437	$357,711

Supplemental information
Cash paid during period for interest	$3,334	$13,650

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2004 and 2003

							Accumulated
	Preferred		Common		Additional		Other
	Shares	Stock	Shares	Stock	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)
Balance, December 31, 2002	166,835	$167	24,875,500	$24,876	$44,680,740	$(42,722,946)	$(13,269)

Comprehensive loss
Net loss						(603,792)

Translation adjustments							13,269

Total comprehensive loss

Notes receivable from officers -accrued interest

Non-cash stock-based compensation to officers					(95,000)

Balance, December 31, 2003	166,835	$167	24,875,500	$24,876	$44,585,740	$(43,326,738)	$-

Net loss						(249,840)

Conversion of preferred stock to common stock	(8,500)	(9)	85,000	85	(76)

Issuances of common stock upon exercise of options			250,000	250	11,000

Notes receivable from officers - accrued interest

Cancellation of restricted shares from former officers			(2,600,000)	(2,600)	(508,819)

Non-cash stock-based compensation issued to officers					58,750

Balance, December 31, 2004	158,335	$158	22,610,500	$22,611	$44,146,595	$(43,576,578)	$-

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2004 and 2003

	Notes Receivable from former Officers	Total Stockholders’ Equity

Balance, December 31, 2002	$ (473,405)	$ 1,496,163

Comprehensive loss
Net loss		(603,792)

Translation adjustments		13,269

Total comprehensive loss		(590,523)

Notes receivable from officers - accrued interest	(13,130)	(13,130)

Non-cash stock-based compensation to officers		(95,000)

Balance, December 31, 2003	$(486,535)	$797,510

Net loss		(249,840)

Conversion of preferred stock to common stock		-

Issuances of common stock upon exercise of options		11,250

Notes receivable from officers - accrued interest	(24,884)	(24,884)

Cancellation of restricted shares from former officers	511,419	-

Non-cash stock-based compensation issued to officers		58,750

Balance, December 31, 2004	$-	$592,786

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

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Capitalized Software

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. These costs are amortized to Cost of sales by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

The Company capitalized $310,223 and $214,996 of software development costs for the year ended December 31, 2004 and 2003, respectively. Amortization expense totaled $352,160 and $531,136 and is included in Cost of sales for the year December 31, 2004 and 2003, respectively.

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

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Stock Compensation

The Company records stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. Equity instruments issued to non-employee vendors are recorded in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party’s performance is complete.

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

	For the years ended
	December 31, 2004	December 31, 2003
Balance at beginning of the year	$48,388	$48,388
Change in liability due to preexisting warranty	(38,388)	-
Balance at the end of the year	$10,000	$48,388

Reclassifications

Certain amounts in the consolidated financial statements for the year ended December 31, 2003 have been reclassified to conform to the presentation of the consolidated financial statements for the year ended December 31, 2004.

3. Restructuring, Asset Impairments and Other Credits

The components of the restructuring, asset impairments and other credits recorded in 2004 and 2003 are as follows:

	Asset Impairment	Restructuring	Other Credits	Total
First Quarter 2004 charges	$-	$-	$-	$-
Second Quarter 2004 charges (reversals)	-	-	(59,570)	(59,570)
Third Quarter 2004 charges (reversals)	-	(63,716)	-	(63,716)
Fourth Quarter 2004 charges (reversals)	-	-	(57,247)	(57,247)
Total	$-	$(63,716)	$(116,817)	$(180,533)

First Quarter 2003 charges	$-	$123,510	$-	$123,510
Second Quarter 2003 charges (reversals)	192,617	(508,458)	-	(315,841)
Third Quarter 2003 charges (reversals)	-	-	(213,071)	(213,071)
Fourth Quarter 2003 charges	-	-	-	-
Total	$192,617	$(384,948)	$(213,071)	$(405,402)

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

As a result of the Company being notified by the landlord to cancel its lease effective August 15, 2003 at the Piscataway, NJ facility, the net book value of leasehold improvements amounting to $28,955 were written-off. In addition, the Company was required to sell property and equipment in order to move into its smaller newly leased facility. At June 30, 2003 the Company recorded an impairment loss of $163,662 which represents the difference between the cash proceeds of the August 2003 sale and carrying value prior to the impairment. There is no balance remaining at December 31, 2004.

The Company reserved an estimate of $508,458 in the quarter ended December 31, 2002 for the total potential remaining lease payments. During the quarter ended June 30, 2003, the Company completed a voluntary liquidation of its UK subsidiary, which by court action abated all future liabilities, and therefore the Company reversed the original accrual estimate. There is no balance remaining at December 31, 2004.

During the period from March 2002 through May 2002, the Company was billed and it booked accounts payable invoices totaling $243,071 from Xetel. Xetel filed for bankruptcy and ION settled the entire balance during the third quarter 2003 for a payment in the amount of $30,000. There is no balance remaining at December 31, 2004.

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The Company is in negotiations with the landlord from the Fremont, California location for the disposition of the reserved amount of $123,510 recorded in 2003. The Company has not occupied the space since approximately March 2003. In 2004, Management re-evaluated the current status of the ongoing negotiations and reversed its prior reserve amount by $63,716. Management believes that the final settlement amount should not exceed the reserved amount of $60,000..This amount is included in accrued expenses as of December 31, 2004.

The Company has recorded certain liabilities that may, in the future, result in additional restructuring credits. The Company recorded accounts payable for invoices rendered primarily for professional services in the amount of $153,687 and accrued expenses in the amount of $178,671 based on invoices rendered offset by certain credits for such services. These entries arose from alleged services provided to the Company between November 2002 through August 2003.The Company is disputing these amounts with the vendors however, at the present time management is unable to estimate the final outcome of these disputes but believes that the final settlement amount should not exceed the total of the above amounts. This amount is included in accrued expenses as of December 31, 2004.

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

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

6. Debt - Related Party

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

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at December 31, 2004 are as follows:

December 31,
2004
Current deferred tax assets
Inventory reserves	$88,727
Accrued expenses	196,526
Allowance for doubtful accounts	85,239
Total current deferred tax assets	370,492
Valuation allowance	(370,492)
Net current deferred tax assets	-

Noncurrent deferred tax assets
Depreciation and amortization	245,425
Net operating loss carry forwards	16,103,494
Research and development credit	405,078
Total noncurrent deferred tax assets	16,753,997
Valuation allowance	(16,591,457)
Net noncurrent deferred tax assets	162,540

Noncurrent deferred tax liabilities
Capitalized software	(162,540)
Total noncurrent deferred tax liabilities	(162,540)
Net noncurrent deferred tax (liabilities) assets	$-

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized. During the year ended December 31, 2004, the Company had an annual change in the valuation allowance of $1,948,386.

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

Details of the options granted are as follows:

	Shares	Weighted Average Exercise Price ($)

Options outstanding at December 31, 2002	3,667,102	1.62

Granted	-	-
Canceled	(1,821,947)	3.55
Exercised	-	-

Options outstanding at December 31, 2003	1,845,155	1.59

Granted	4,333,000	0.15
Expired	(73,250)	5.63
Canceled	(487,276)	1.16
Exercised	(250,000)	0..05

Options outstanding at December 31, 2004	5,367,629	0.51

Options exercisable at December 31, 2004	3,750,650	0.50

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - 7.53	5,320,694	4.67	$ 0.36	3,737,550	$ 0.40
$7.54 - 15.06	36,605	4.85	13.62	3,600	13.62
$15.06 - 22.59	1,500.05		22.00	1,500	22.00
$22.59 - 30.12	1,500.25		29.25	1,500	29.25
$30.12 - 37.65	7,060.49		34.69	6,500	34.66

$0.00 - 37.65	5,367,629	4.67	$0.51	3,750,650	$0.50

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

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Future minimum payments, by year and in the aggregate, under non-cancelable capital and operating leases as of December 31, 2004 are as follows:

	Capital Leases	Operating Leases

Year ending December 31,
2005	$2,691	$77,016
2006	2,691	44,926
2007	2,691	-
2008	2,243	-

Total minimum lease payments	$10,316	$121,942

Less amount representing interest	1,063

Present value on net minimum lease payment	$9,253

Rent expense under operating leases for the year ended December 31, 2004 and 2003 was approximately $74,500 and $210,800 , respectively.

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

11. Employee Benefit Plans

Effective April 1, 1993, the Company adopted a defined contribution savings plan. The terms of the plan provide for eligible employees who have met certain age and service requirements to participate by electing to contribute up to 15% of their gross salary to the plan, as defined, with a discretionary contribution by the Company matching 30% of an employee's contribution in cash up to a maximum of 6% of gross salary, as defined. Company contributions vest at the rate of 25% of the balance at each employee's second, third, fourth, and fifth anniversary of employment. The employees' contributions are immediately vested. As of January 1, 2003, the Company per the provisions of the plan decided not to make discretionary contributions until further notice.

12. Geographic Information

The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's domestic and foreign export sales for each of the years ended December 31, 2004 and 2003 are as follows:

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

The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

In December 2004, the FASB issued SFAS No. 123R “Shared Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R addresses all forms of shared based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the SFAS No. 123R will have a significant impact on the Company’s overall results of operations or financial position.

16. Subsequent Events

(a)	Subsequent to December 31, 2004 the Company converted 2,778 shares of preferred stock into 27,780 of common stock.

(b)	On March 31, 2005, we completed a private placement of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock. The total offering price was $750,000. The shares of common stock were issued at $0.17 cents per share and the warrants are exercisable at a price of $0.23 per share subject to certain anti-dilution adjustments. The warrants will expire on March 31, 2010. The Company has the right to call the warrants in the event that its common stock trades at a price exceeding $0.69 per share for twenty (20) consecutive trading sessions and certain other conditions are met. The Company also agreed to register for resale the shares of common stock as well as the shares issued upon exercise of the warrants.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No:	Description

3.1	(i)Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 5, 1998./(2)/

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

3.2	By-Laws of the Company./(19)/

3.3	Form of Specimen Common Stock Certificate of the Company./(4)

4.1	1994 Stock Option Plan of the Company. /(1)/+

4.2	Stock Option Plan of the Company./(2)/+

4.3	U.K. Sub-Plan of the Company, as amended./(2)/+

4.4	2000 Stock Option Plan of the Company./(12)/+

4.5	Form of Warrant Agreement dated July 17, 2001./(11)/+

4.6	Form of Warrant Agreement dated February 14, 2002./(11)/

4.7	Convertible Debenture dated August 5, 2004./19/

10.3	Agreement dated as of December 19, 1994 by and between LeeMAH DataCom Security Corporation and Siemens Rolm Communications Inc./(4)/

10.4	Equipment Lease Agreements dated October 29, 2003 by and between the Company and GE Capital Corporation. /(21)/

10.5	(i) Non-negotiable Promissory Note in the principal amount of $750,000 issued by Stephen B. Gray to the Company./(5)/

(ii) First Amendment to Promissory Note dated as of August 5, 2000 by and between the Company and Stephen B. Gray./(5)/

Exhibit No.	Description

10.6	(i) Separation and Forbearance Agreement made as of October

(ii)Promissory Note in the amount of $163,000 dated October 5, 2000 made by Stephen B. Gray to the Company./(6)/

10.7	Materials and Services Contract dated January 16, 2001, between the Company and SBC Services, Inc./(7)/

10.8	Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein./(7)/

10.9	Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002./(13)/

10.10	Employment Agreement dated October 4, 2001 between the Company and Kam Saifi./(9)/+

10.11	Employment Agreement dated October 17, 2001 between the Company and Cameron Saifi./(10)/+

10.12	Employment Agreement dated February 25, 2002, between the Company and William Whitney./15/+

10.13	Amended and Restated Employment Agreement dated August 15, 2003, between the Company and Norman E. Corn./16/+

10.14	Employment Agreement dated September 15, 2003, between the Company and Patrick E. Delaney./14/+

10.15	Lease Agreement dated July 21, 2003 by and between the Company and 116 Corporate Boulevard, LLC, Inc. / 17 /

10.16	Separation Agreement dated March 29, 2004 between the Company and Kam Saifi. / 21 /

10.17	Separation Agreement dated October 14, 2004 between the Company and Cameron Saifi. / 21 /

10.18	First Amendment to the Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn dated November 10, 2004 /(21)/+

10.19	First Amendment to the Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney dated November 10, 2004. /(21)/+

10.20	Employment Agreement dated August 31, 2004 by and between the Company and Henry A. Hill. /20/+

10.21	Severance Agreement dated September 2, 2004 by and between the Company and William Whitney. /(21)/+

10.22	Severance Agreement dated September 2, 2004 by and between the Company and Henry Gold. /(21)/+

Exhibit No.	Description

10.23	Option Agreement dated January 28, 2004 by and between the Company and Norman E. Corn. /(21)/+

10.24	Option Agreement dated January 28, 2004 by and between the Company and Patrick E. Delaney. /(21)/+

10.25	Agreement dated February 25, 2005 by and between the Company and Sprint/Untied Management Company. /(21)/

10.26	Agreement dated October 28, 2004 by and between the Company and General Dynamics Network Systems. /(21)/

16.1	Letter dated October 31,2003, from Deloitte & Touche, LLP. To the Securities and Exchange Commission./(8)/

21.1	List of Subsidiaries./(21)/

23.1	Independent Auditors Consent.*

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

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
(19) Incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed on August 13, 2004.
(20) Incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed on November 15, 2004.
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment No.2 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2005

ION NETWORKS, INC.

By:	/s/ Norman E. Corn
Norman E. Corn Chief Executive Officer