Form 10QSB/A
period 2005-03-31
ION NETWORKS INC
filed 2005-07-12
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  X  No  _.

There were 27,050,044 shares of Common Stock outstanding as of July 11 , 2005.

Transitional Small Business Disclosure Format:

Yes __ No  X

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to ION Networks, Inc. (the “Company” or the “Registrant”) Quarterly Report on Form 10-QSB for the three month period ended March 31, 2005 (the “Original Filing”) which was filed with the Securities and Exchange Commission on May 13, 2005, is being filed to amend the Original Filing as follows:

▪	Item 1. Financial Statements was updated to reflect the change in classification of amortized expense related to capitalized software costs to cost of sales.

▪	Note 2 of the Financial Statements were updated to reflect the change in classification of amortized expense related to capitalized software costs to cost of sales.

▪	Note 4 of the Financial Statements were updated to reflect additional disclosures for restructuring, asset impairment and other credits.

▪	Item 2: Management’s Discussion and Analysis or Plan of Operations to reflect the change in classification of amortized expense related to capitalized software costs to cost of sales.

Except for the amendments described above, this Form 10-QSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing as previously amended.

ION NETWORKS, INC. AND SUBSIDIARY

FORM 10-QSB/A
Amendment No. 1

FOR THE QUARTER ENDED March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Report on Form 10-KSB for the year ended December 31, 2004.

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

ION NETWORKS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net sales	$932,431	$904,961

Cost of sales	244,617	387,635
Gross margin	687,814	517,326

Research and development expenses	154,069	120,269
Selling, general and administrative expenses, including $58,750 of non-cash stock based compensation for the three months ended March 31, 2004	656,427	712,537
Depreciation expense	2,532	25,245

Total operating expenses	813,028	858,051

Loss from operations	(125,214)	(340,725)

Other income	15,339	-
Interest (expense)/income-related party	(2,287)	19,526
Interest income/(expense)	134	(1,609)
Loss before income taxes	(112,028)	(322,808)

Income tax expense	272	-

Net loss	$(112,300)	$(322,808)

Per share data
Net loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	22,670,940	24,831,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Cash flows from operating activities
Net loss	$(112,300)	$(322,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,413	115,727
Non-cash stock-based compensation	-	58,750
Notes receivable from officers	-	(19,253)
Interest on convertible debt	2,217	-
Changes in operating assets and liabilities:
Accounts receivable	(107,911)	29,026
Other receivables	2,100	-
Inventory	(63,760)	178,225
Prepaid expenses and other current assets	1,733	39,055
Other assets	-	464
Accounts payable and other accrued expenses	(9,588)	36,580
Accrued expenses	(10,332)	(6,614)
Accrued payroll and related liabilities	31,309	52,846
Deferred income	(49,124)	35,572
Sales tax payable	(3,772)	(8,107)
Net cash (used in) provided by operating activities	(286,015)	189,463

Cash flows from investing activities
Acquisition of property and equipment	(10,686)	(5,045)
Capitalized software expenditures	(176,321)	(37,905)
Net cash used in investing activities	(187,007)	(42,950)

Cash flows from financing activities
Principal payments on debt and capital leases	(376)	(23,554)
Advances from related parties	110,500	-
Repayment of advances from related parties	(110,500)	-
Proceeds from issuance of common stock	735,000	-
Net cash provided by (used in) financing activities	734,624	(23,554)

Net increase in cash and cash equivalents	261,602	122,959

Cash and cash equivalents - beginning of period	287,437	357,711

Cash and cash equivalents - end of period	$549,039	$480,670

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

The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at March 31, 2005 and 2004 not misleading have been made. The results of operation for the three months ended March 31, 2005 and 2004 are not indicative of a full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes there to included in the report on Form 10-KSB/A2 for the year ended December 31, 2004.

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

Amortization expense totaled $30,881 and $90,483 and is included in Cost of sales for the three month periods ending March 31, 2005 and 2004, respectively

Net Loss Per Share of Common Stock

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

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation”as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123,” issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option. We account for equity instruments issued to non-employee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party’s performance is complete.

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three months ended March 31, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share for the three month period ended March 31, 2005 and 2004 would have increased to the pro forma amounts indicated below:

	Three months ended March 31, 2005 (Unaudited)	Three months ended March 31, 2004 (Unaudited)

Net loss as reported	$(112,300)	$(322,808)
Add: Stock based compensation expense included in net loss	-	58,750
Deduct: Stock based employee compensation determined under fair value method	(26,436)	(103,718)
Pro forma net loss	$(138,736)	$(367,776)

Basic and diluted net loss per share of common stock
As reported
Basic and diluted	$(0.01)	$(0.01)
Pro forma
Basic and diluted	$(0.01)	$(0.02)

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

$575,186

NOTE 4 - RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CREDITS

The Company has recorded certain liabilities that may, in the future, result in additional restructuring credits. The Company recorded accounts payable for invoices rendered primarily for professional services in the amount of $153,687 and accrued expenses in the amount of $178,671 based on invoices rendered offset by certain credits for such services. These entries arose from alleged services provided to the Company between November 2002 through August 2003.The Company is disputing these amounts with the vendors however, at the present time management is unable to estimate the final outcome of these disputes but believes that the final settlement amount should not exceed the total of the above amounts. This amount is included in accounts payable and accrued expenses as of March 31, 2005.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

Cost of sales for the three month period ended March 31, 2005 was $244,617 compared to $387,635 for the same period in 2004. Cost of sales as a percentage of net sales for the three months ended March 31, 2005 decreased to 26.2% from 42.8% for the same period in 2004, resulting therefore in gross margins increasing to 73.8% from 57.2% as compared to the prior year. The decrease in cost of sales and the increase in gross margin in the first quarter of 2005 is due to a positive change in product sales mix and a reduction of amortization expense related to capital software compared to the same period in 2004. During the first quarter of 2005, the Company increased the sales mix of high margin professional services, software, repair and maintenance revenues while reducing the mix of lower margin appliance products compared to the same period last year resulting in a 9.9% gross margin improvement. Amortization expense related to capital software declined from $90,483 or 10% of revenues for the first quarter of 2004 to $30,881 or 3.3% of revenues for the first quarter of 2005.

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

Depreciation expense was $2,532 for the three months ended March 31, 2005 compared to $25,245 in the same period in 2004. The decrease was due primarily to the fact that the Company fully depreciated certain telecommunications and computer equipment during the year ended December 31, 2004 which resulted in a lower asset basis to be depreciated during the three month period ended March 31. 2005, versus the same period in 2004..

Net loss for the three months ended March 31, 2005 was $112,300 compared to $322,808 for the three months ended March 31, 2004. The reduced loss of $210,508 is primarily due the higher gross margins earned from the product mix, and reduced operating expenses.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of March 31, 2005 was $843,591 compared to $372,861 at December 31, 2004. The increase was due primarily to cash realized from the sale of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock for $750,000 on March 31, 2005.

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

Net cash provided by financing activities during the three months ended March 31, 2005 was $734,624 compared to net cash used during the same period in 2004 of $23,554, or an increase of $758,178. The increase was due primarily to cash realized from the sale of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock for $750,000 (less approximately $15,000 for expenses related to the transaction) by the Company on March 31, 2005.

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

There has been no change in the company's internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to affect its internal control over financial reporting.

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

Date: July 11, 2005

ION NETWORKS, INC.

By:	/s/ Norman E. Corn

Norman E. Corn, Chief Executive Officer

By:	/s/ Patrick E. Delaney

Patrick E. Delaney, Chief Financial Officer

Exhibit Index

Exhibit
No.	Description

31.1	Section 302 Certification of the Chief Executive Officer.*

31.2	Section 302 Certification of the Chief Financial Officer.*

32.1	Section 906 Certification of the Chief Executive Officer.*

32.2	Section 906 Certification of the Chief Financial Officer.*

* Filed herewith