Form 10KSB/A
period 2004-12-31
ION NETWORKS INC
filed 2005-08-01
CIK 754813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 3

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

The aggregate market value of voting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the "Common Stock") on July 27, 2005 of $0.16, as reported on the OTC Bulletin Board was $4,328,007. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 27,050,044 shares of Common Stock outstanding as of July 29, 2005.

                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KSB/A to ION Networks, Inc. (the "Company" or the "Registrant") Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "Original Filing") which was filed with the Securities and Exchange Commission on March 24, 2005, and amended on April 22, 2005 and July 12, 2005, is being filed to amend the Original Filing as follows:

     o Note 2. Summary of Significant Accounting Policies to reflect the change in disclosure of Revenue Recognition Policy.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing as previously amended.

Item 7: Financial Statements


ION Networks, Inc. and Subsidiary

Index to Consolidated Financial Statements
For the Year Ended December 31, 2004 and 2003
---------------------------------------------


                                                                                                                 Page(s)

Report of Independent Registered Public Accounting Firm                                                            37

Consolidated Financial Statements:

     Consolidated Balance Sheet as of December 31, 2004                                                            38

     Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003                          39

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003                          40

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004 and 2003                41-42

Notes to Consolidated Financial Statements                                                                         43-54


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ION Networks, Inc.
South Plainfield, New Jersey

We have audited the accompanying consolidated balance sheet of ION Networks, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Marcum & Kliegman LLP


New York, New York
February 11, 2005 (Except for Note 16(b), as to which the date is March 31,
2005).

                        ION Networks, Inc. and Subsidiary
                           Consolidated Balance Sheet


                                                                                      December 31,
                                      Assets                                              2004
                                                                                    -----------------
Current assets
   Cash and cash equivalents                                                            $    287,437
   Accounts receivable, less allowance for doubtful accounts of
     $16,923                                                                                 578,491
   Inventory, net                                                                            511,426
   Prepaid expenses and other current assets                                                  78,436
                                                                                    -----------------
     Total current assets                                                                  1,455,790

   Property and equipment, net                                                                11,847
   Capitalized software, net                                                                 406,351
   Other assets                                                                               12,836
                                                                                    -----------------
   Total assets                                                                        $   1,886,824
                                                                                    =================

                  Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                                           2,311
   Accounts payable                                                                          354,602
   Accrued expenses                                                                          549,730
   Deferred income                                                                           160,212
   Sales tax payable                                                                           6,074
   Other current liabilities                                                                  10,000
                                                                                    -----------------
   Total current liabilities                                                           $   1,082,929
                                                                                    -----------------

Convertible debenture - related party                                                        204,167
Long term debt, net of current portion                                                         6,942
                                                                                    -----------------
     Total liabilities                                                                 $   1,294,038
                                                                                    -----------------


Commitments and contingencies

Stockholders' equity
     Preferred stock - par value $.001 per share; authorized 1,000,000 shares,
     200,000 shares designated Series A; 158,335 shares issued and outstanding
     (Aggregate Liquidation Preference $285,003)                                                 158
     Common stock - par value $.001 per share; authorized 50,000,000 shares;
     22,610,500 shares issued and outstanding                                                 22,611
     Additional paid-in capital                                                           44,146,595
        Accumulated deficit                                                              (43,576,578)
                                                                                    -----------------
Total stockholders' equity                                                                   592,786
                                                                                    -----------------
Total liabilities and stockholders' equity                                             $   1,886,824
                                                                                    =================




The accompanying notes are an integral part of these consolidated financial statements.

                        ION Networks, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                                               Years Ended December 31,
                                                                             2004                  2003
                                                                       ------------------    -----------------
Net sales                                                                   $  3,616,261         $  3,342,620

Cost of sales                                                                  1,417,603            1,423,509
                                                                       ------------------    -----------------
   Gross margin                                                                2,198,658            1,919,111

Research and development expenses                                                598,012              503,146
Selling, general and administrative expenses, including $58,750 and
$(95,000) of non-cash stock based compensation/(recovery) for the
years ended December 31, 2004 and 2003, respectively                           2,314,834            2,452,031
Depreciation  expenses                                                            57,325              205,558
Restructuring, asset impairments and other credits                              (180,533)            (405,402)
                                                                       ------------------    -----------------
   Loss from operations                                                         (590,980)            (836,222)

   Interest income                                                                25,810               19,872
   Interest income/(expense)- related party                                       (4,167)                   -
   Interest income/(expense)                                                      (3,334)             (14,593)
                                                                       ------------------    -----------------
                                                                                (572,671)            (830,943)
   Loss before income taxes

Income tax benefit                                                               322,831              227,151
                                                                       ------------------    -----------------

   Net loss                                                                  $  (249,840)          $ (603,792)
                                                                       ==================    =================


Per share data

   Basic and diluted                                                         $     (0.01)          $    (0.03)
                                                                       ==================    =================

Weighted average number of common shares outstanding
   Basic and diluted                                                          23,294,325           23,900,500
                                                                       ==================    =================


The accompanying notes are an integral part of these consolidated financial statements.

                        ION Networks, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                                       Years Ended December 31,
                                                                                     2004                    2003
                                                                              --------------------    --------------------
Cash flows from operating activities
     Net loss                                                                        $   (249,840)           $   (603,792)

Adjustments to reconcile net loss to net cash from operating activities:
   Restructuring, asset impairments and other charges, non-cash                          (180,533)               (405,402)
   Depreciation and amortization                                                          409,485                 736,694
   Provision for inventory reserves                                                       (48,880)                (26,002)
   Other                                                                                  (39,171)                      -
   Non-cash stock-based compensation charge (credit)                                       58,750                 (95,000)
   Non-cash interest income from notes receivable from officers                           (24,884)                (13,130)
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                            (180,747)                164,018
     Inventory                                                                            239,496                 583,228
     Prepaid expenses and other current assets                                             49,702                  75,796
     Other assets                                                                             465                   1,577
     Accounts payable                                                                     126,723                (690,303)
     Accrued expenses                                                                      20,714                 (82,543)
     Deferred income                                                                      (40,093)                 45,284
     Sales tax payable                                                                    (32,908)                (31,385)
     Other current liabilities                                                                  -                 (35,980)
                                                                              --------------------    --------------------
       Net cash provided by (used in) operating activities                                108,279                (376,940)
                                                                              --------------------    --------------------

Cash flows from investing activities
   Acquisition of property and equipment                                                  (11,740)                      -
   Capitalized software expenditures                                                     (310,223)               (214,996)
   Proceeds from sale of equipment                                                              -                  30,129
   Restricted cash                                                                              -                 125,700
                                                                              --------------------    --------------------
       Net cash used in investing activities                                             (321,963)                (59,167)
                                                                              --------------------    --------------------

Cash flows from financing activities
   Principal  payments on debt and capital leases                                         (67,840)                (85,135)
    Issuance of convertible debenture                                                     200,000                       -
    Proceeds from the exercise of stock options                                            11,250                       -
                                                                              --------------------    --------------------
       Net cash provided by (used in) financing activities                                143,410                 (85,135)
                                                                              --------------------    --------------------

Effect of exchange rates on cash                                                                -                  13,269
                                                                              --------------------    --------------------

Net decrease in cash and cash equivalents                                                 (70,274)               (507,973)

Cash and cash equivalents - beginning of year                                             357,711                 865,684
                                                                              --------------------    --------------------

Cash and cash equivalents - end of year                                              $    287,437            $    357,711
                                                                              ====================    ====================

Supplemental information
   Cash paid during period for interest                                               $     3,334            $     13,650
                                                                              ====================    ====================


The accompanying notes are an integral part of these consolidated financial statements.

                        ION Networks, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2004 and 2003


                                                                                                               Accumulated
                                          Preferred               Common          Additional                      Other
                                                                                   Paid-In     Accumulated     Comprehensive
                                       Shares     Stock     Shares      Stock      Capital        Deficit      Income (Loss)
                                     ---------- --------- ----------- ---------- ------------ --------------- ---------------
Balance, December 31, 2002             166,835    $  167  24,875,500   $ 24,876  $ 44,680,740  $ (42,722,946)    $   (13,269)

Comprehensive loss
 Net loss                                                                                           (603,792)

 Translation adjustments                                                                                              13,269

 Total comprehensive loss

Notes receivable from officers
 -accrued interest

Non-cash stock-based compensation to
 officers                                                                            (95,000)
                                     ---------- --------- ----------- ---------- ------------ --------------- ---------------

Balance, December 31, 2003             166,835    $  167  24,875,500   $ 24,876  $ 44,585,740  $ (43,326,738)    $         -

Net loss                                                                                            (249,840)

Conversion of preferred stock to
 common stock                           (8,500)       (9)     85,000         85          (76)

Issuances of common stock upon
 exercise of options                                         250,000        250       11,000

Notes receivable from officers -
 accrued interest

Cancellation of restricted shares
 from former officers                                     (2,600,000)    (2,600)    (508,819)

Non-cash stock-based compensation
 issued to officers                                                                   58,750
                                     ---------- --------- ----------- ---------- ------------ --------------- ---------------

Balance, December 31, 2004             158,335    $  158   22,610,500  $ 22,611  $ 44,146,595  $ (43,576,578)    $         -
                                     ========== ========= =========== ========== ============ =============== ===============


The accompanying notes are an integral part of these consolidated financial statements.

                        ION Networks, Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2004 and 2003


                             Notes
                           Receivable            Total
                          from former        Stockholders'
                            Officers             Equity
                         ---------------    -----------------
Balance, December         $   (473,405)     $      1,496,163
31, 2002


Comprehensive loss
   Net loss                                         (603,792)

   Translation
   adjustments                                        13,269
                                            -----------------

   Total
   comprehensive loss                               (590,523)

Notes receivable
from officers -
accrued interest               (13,130)              (13,130)

Non-cash stock-based
compensation to
officers                                             (95,000)
                         ---------------    -----------------

Balance, December
31, 2003                  $   (486,535)       $      797,510

Net loss                                            (249,840)

Conversion of
preferred stock to
common stock                                               -

Issuances of common
stock upon exercise
of options                                            11,250

Notes receivable
from officers -
accrued interest               (24,884)              (24,884)

Cancellation of
restricted shares
from former officers           511,419                     -

Non-cash stock-based
compensation issued
to officers                                           58,750
                         ---------------    -----------------

Balance, December
31, 2004                     $        -       $      592,786
                         ===============    =================


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

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and a single Subsidiary in 2004 and two subsidiaries in 2003. All material inter-company balances and transactions have been eliminated in consolidation. Due to Management's cost containment programs, the Company ceased its operations in Belgium and Scotland in 2003.

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

Revenue Recognition Policy

The Company recognizes revenue from product sales of hardware and software to end-users, value added resellers (VARs) and original equipment manufacturers
(OEMs) upon shipment if no significant vendor obligations exist and collectibility is probable. The Company does not offer customers the right to return products, however the Company records warranty costs at the time revenue is recognized. Management estimates the anticipated warranty costs but actual results could differ from those estimates.

In  addition,  the  Company  sells  internally  developed  stand-alone  finished software packages ("PRIISMS Software"), which permit end-users to monitor, secure and administer voice and data communications networks. The software packages permit the customer to utilize the PRIISMS software pursuant to the terms of the license. Other than during an initial ninety-day warranty period from the date of shipment, the purchaser is not entitled to upgrades/enhancements or services that can be attributable to a multi-element arrangement. In addition, the customer does not have any rights to exchange or return the software. Since the software package sale does not require significant production, modification or customization, the Company recognizes revenue at such time the product is shipped and collectibility is probable in accordance with the accounting guidance of under Statement of Position 97-2, "Software Revenue Recognition".

The Company sells separate customer maintenance contracts and maintenance revenue is recognized on a straight-line basis over the period the service is provided, generally one year. On some occasions, maintenance is provided on a time and material basis in which case revenue is recognized upon shipment of the repaired item.

Shipping and Handling Costs

Shipping and handling costs incurred are billed to the customer and included as part of cost of sales.

Fair Value of Financial Instruments

The carrying value of items included in working capital and debt approximates fair value because of the relatively short maturity of these instruments.

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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


                                                                                      Years Ended December 31,
                                                                                       2004              2003
                                                                                   --------------     ------------
        Net loss as reported                                                          $(249,840)       $(603,792)

        Add: Stock based compensation expense (recovery) included in net loss            58,750          (95,000)

        Deduct: Stock based employee compensation determined under the fair            (454,493)        (217,158)
        value method
                                                                                   --------------     ------------
        Pro forma net loss                                                            $(645,583)       $(915,950)
                                                                                   ==============     ============

        Basic and diluted net loss per share of common stock
        As reported                                                                       (0.01)           (0.03)
                                                                                   ==============     ============
        Pro forma                                                                         (0.03)           (0.04)
                                                                                   ==============     ============


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

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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


                                                                      For the years ended
                                                         December 31, 2004           December 31, 2003
                                                      -------------------------    -----------------------
   Balance at beginning of the year                        $   48,388                    $  48,388
   Change in liability due to preexisting warranty            (38,388)                           -
                                                      -------------------------    -----------------------
   Balance at the end of the year                          $   10,000                    $  48,388
                                                      =========================    =======================


Reclassifications

Certain amounts in the consolidated financial statements for the year ended December 31, 2003 have been reclassified to conform to the presentation of the consolidated financial statements for the year ended December 31, 2004.

3.   Restructuring, Asset Impairments and Other Credits

The components of the restructuring, asset impairments and other credits recorded in 2004 and 2003 are as follows:


                                                Asset Impairment        Restructuring        Other Credits           Total
                                             -----------------------  -------------------  ------------------  -------------------
First Quarter 2004 charges                                $       -           $        -          $        -           $        -
Second Quarter 2004 charges (reversals)                           -                    -             (59,570)             (59,570)
Third Quarter 2004 charges (reversals)                            -              (63,716)                  -              (63,716)
Fourth Quarter 2004 charges (reversals)                           -                    -             (57,247)             (57,247)
                                             =======================  ===================  ==================  ===================
                                      Total               $       -           $  (63,716)         $ (116,817)          $ (180,533)
                                             =======================  ===================  ==================  ===================

First Quarter 2003 charges                                $       -           $  123,510          $        -           $  123,510
Second Quarter 2003 charges (reversals)                     192,617             (508,458)                  -             (315,841)
Third Quarter 2003 charges (reversals)                            -                    -            (213,071)            (213,071)
Fourth Quarter 2003 charges                                       -                    -                   -                    -
                                             =======================  ===================  ==================  ===================
                                      Total               $ 192,617           $ (384,948)         $ (213,071)          $ (405,402)
                                             =======================  ===================  ==================  ===================


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

4.   Inventory

Inventory, net of reserves of $149,853, consists of the following:

                                                     December 31,
                                                         2004
                                                  ----------------

Finished goods                                         $  448,742
Raw materials                                              61,844
Work-in-progress                                              840
                                                  ----------------

Inventory, net                                         $  511,426
                                                  ================

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

5.   Property and Equipment, net

Property and equipment consists of the following:

                                                       December 31,
                                                           2004
                                                    ------------------

Computer and other equipment                              $   764,900
Furniture and fixtures                                         68,408
                                                    ------------------
                                                              833,308

Less accumulated depreciation                               (821,461)
                                                    ------------------

Property and equipment, net                               $    11,847
                                                    ==================

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

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at December 31, 2004 are as follows:


                                                                                     December 31,
                                                                                         2004
                                                                                   ---------------
       Current deferred tax assets
                   Inventory reserves                                                 $    88,727
                      Accrued expenses                                                    196,526
                      Allowance for doubtful accounts                                      85,239
                                                                                   ---------------
                     Total current deferred tax assets                                    370,492
                Valuation allowance                                                      (370,492)
                                                                                   ---------------
                     Net current deferred tax assets                                            -
                                                                                   ---------------
       Noncurrent deferred tax assets
                Depreciation and amortization                                             245,425
                Net operating loss carry forwards                                      16,103,494
                Research and development credit                                           405,078
                                                                                   ---------------
                     Total noncurrent deferred tax assets                              16,753,997
                  Valuation allowance                                                 (16,591,457)
                                                                                   ---------------
                     Net noncurrent deferred tax assets                                   162,540

       Noncurrent deferred tax liabilities
                Capitalized software                                                     (162,540)
                                                                                   ---------------
                     Total noncurrent deferred tax liabilities                           (162,540)
                                                                                   ---------------
                     Net noncurrent deferred tax (liabilities) assets                  $        -
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

In January 2004, the Company issued options to certain officers to purchase 1,000,000 shares of the Company's common stock, which vested immediately. The exercise price of the below market options ranged from $0.045 to $0.06 on the date of grant. The Company recorded a stock based compensation charge of $58,750. At December 31, 2004, 750,000 options were outstanding and exercisable.

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

Details of the options granted are as follows:


                                                                                     Weighted Average
                                                                 Shares              Exercise Price ($)
Options outstanding at December 31, 2002                           3,667,102                     1.62
                                                          -------------------

     Granted                                                               -                        -
     Canceled                                                    (1,821,947)                     3.55
     Exercised                                                             -                        -

                                                          -------------------
Options outstanding at December 31, 2003                           1,845,155                     1.59

     Granted                                                       4,333,000                     0.15
     Expired                                                        (73,250)                     5.63
     Canceled                                                      (487,276)                     1.16
     Exercised                                                     (250,000)                    0..05
                                                          -------------------

Options outstanding at December 31, 2004                           5,367,629                     0.51
                                                          ===================

Options exercisable at December 31, 2004                           3,750,650                     0.50
                                                          ===================



                                                                                                                      Weighted
                                                        Weighted Average         Weighted                              Average
                                  Number               Remaining Years of         Average            Number           Exercise
    Range of Exercise          Outstanding              Contractual Life      Exercise Price       Exercisable          Price
$0.00 - 7.53                         5,320,694                        4.67             $ 0.36         3,737,550            $ 0.40
$7.54 - 15.06                           36,605                        4.85              13.62             3,600             13.62
$15.06 - 22.59                           1,500                         .05              22.00             1,500             22.00
$22.59 - 30.12                           1,500                         .25              29.25             1,500             29.25
$30.12 - 37.65                           7,060                         .49              34.69             6,500             34.66
                            -------------------       ---------------------   ----------------    --------------    --------------

$0.00 - 37.65                        5,367,629                        4.67              $0.51         3,750,650             $0.50
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

ION Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Future minimum payments, by year and in the aggregate, under non-cancelable capital and operating leases as of December 31, 2004 are as follows:


                                                       Capital Leases          Operating Leases
                                                    ---------------------    ---------------------
Year ending December 31,
   2005                                                     $      2,691             $     77,016
   2006                                                            2,691                   44,926
   2007                                                            2,691                        -
   2008                                                            2,243                        -
                                                    ---------------------    ---------------------

   Total minimum lease payments                             $     10,316             $    121,942
                                                    =====================    =====================

Less amount representing interest                                  1,063
                                                    ---------------------

Present value on net minimum lease payment                   $     9,253
                                                    =====================


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

12.  Geographic Information

The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's domestic and foreign export sales for each of the years ended December 31, 2004 and 2003 are as follows:

                               Year Ended                Year Ended
                            December 31, 2004         December 31, 2003
                          -----------------------------------------------
United States                   $     2,875,996          $     2,743,170
Europe                                  723,222                  477,153
Pacific Rim                              16,657                  122,188
Other                                       386                      109
                          -----------------------------------------------
                                $     3,616,261          $     3,342,620
                          ===============================================

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

15.  New Accounting Pronouncements


During  2003,  SFAS 150,  "Accounting  for Certain  Financial  Instruments  with
Characteristics of both Liabilities and Equity" ("SFAS 150") was issued. SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). The provisions of SFAS 150 are effective for instruments entered into or modified after May 31,2003 and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position 150-3. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

In December 2003, a revision of SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension loans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS No. 132 did not have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the SFAS No. 123R will have a significant impact on the Company's overall results of operations or financial position.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment No.3 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2005

                                           ION NETWORKS, INC.

                                           By: /s/ Norman E. Corn
                                              ------------------------
                                                Norman E. Corn
                                                Chief Executive Officer