Form 10QSB
period 2005-06-30
ION NETWORKS INC
filed 2005-08-10
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2005

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

                                 (908) 546-3900
                                ----------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes__X__ No___.

There were 27,050,044 shares of Common Stock outstanding as of August 9, 2005.

Transitional Small Business Disclosure Format:

Yes___ No X

                        ION NETWORKS, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2005

                          PART I. FINANCIAL INFORMATION


                                                                            Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)               3

Condensed Consolidated Balance Sheet as of June 30, 2005                      4

Condensed Consolidated Statements of Operations for the Three and Six Months
 ended June 30, 2005 and 2004                                                 5

Condensed Consolidated Statements of Cash Flows for the Six Months ended June
 30, 2005 and 2004                                                            6

Notes to Condensed Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis or Plan of Operation            11

Item 3. Controls and Procedures                                              13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                   16

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Report on Form 10-KSB/A3 for the year ended December 31, 2004.

                        ION NETWORKS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of June 30, 2005
                                   (Unaudited)


                                     Assets

Current assets
  Cash and cash equivalents                                        $    168,123
  Accounts receivable, less allowance for doubtful accounts of
   $16,923                                                              732,836
  Inventories, net                                                      624,799
  Prepaid expenses and other current assets                              44,391
                                                                   -------------
    Total current assets                                              1,570,149

Property and equipment, net                                              17,623
Capitalized software, net                                               667,590
Other assets                                                             12,836
                                                                   -------------
    Total assets                                                   $  2,268,198
                                                                   =============

                      Liabilities and Stockholders' Equity
Current liabilities
  Current portion of long-term debt                                $      2,552
  Accounts payable                                                      350,706
  Accrued expenses                                                      341,678
  Accrued payroll and related liabilities                               145,209
  Deferred income                                                       149,924
  Sales tax payable                                                       1,779
  Other current liabilities                                              10,000
                                                                   -------------
    Total current liabilities                                         1,001,848
                                                                   -------------

Long-term liabilities
  Convertible debenture                                                 208,877
  Long-term debt, net of current portion                                  5,749
                                                                   -------------
    Total long-term liabilities                                         214,626
                                                                   -------------

Commitments and contingencies

Stockholders' Equity
    Preferred stock - par value $.001 per share; authorized
     1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation
     preference $280,003)                                                   156
    Common stock - par value $.001 per share; authorized
     50,000,000 shares; 27,050,044 shares issued and outstanding         27,051
  Additional paid-in capital                                         44,845,881
  Accumulated deficit                                               (43,821,364)
                                                                   -------------
  Total stockholders' equity                                          1,051,724
                                                                   -------------

    Total liabilities and stockholders' equity                     $  2,268,198
                                                                   =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ION NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months    Three Months      Six Months      Six Months
                                                            Ended           Ended           Ended           Ended
                                                        June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                        -------------   -------------   -------------   -------------

Net sales                                               $  1,050,150    $    606,300    $  1,982,581    $  1,511,261

Cost of sales                                                385,249         280,955         629,866         668,590
                                                        -------------   -------------   -------------   -------------
 Gross Margin                                                664,901         325,345       1,352,715         842,671
                                                        -------------   -------------   -------------   -------------

Research and development expenses                            122,929         140,007         276,998         260,276
Selling, general and administrative expenses, including
 $58,750 of non-cash stock based compensation for the
 six months ended June 30, 2004                              668,938         478,094       1,325,362       1,190,632
Depreciation expense                                           2,379          15,364           4,912          40,609
                                                        -------------   -------------   -------------   -------------

 Total operating expenses                                    794,246         633,465       1,607,272       1,491,517
                                                        -------------   -------------   -------------   -------------

 Loss from operations                                       (129,345)       (308,120)       (254,557)       (648,846)

 Other income                                                      -               -          15,339               -
 Interest income/(expense) - related party                    (2,493)              -          (4,710)         19,705
 Interest income/(expense)                                       (98)           (941)            (36)         (2,728)
                                                        -------------   -------------   -------------   -------------

 Loss before income taxes                                   (131,936)       (309,061)       (243,964)       (631,869)

Income tax expense                                               550               -             822               -

                                                        =============================================================
 Net loss                                               $   (132,486)   $   (309,061)   $   (244,786)   $   (631,869)
                                                        =============================================================

Per share data
Net loss per share
 Basic and diluted                                      $      (0.01)   $      (0.01)   $      (0.01)   $      (0.03)

Weighted average number of common shares outstanding
 Basic and diluted                                        27,050,044      22,875,500      24,872,589      23,847,876


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ION NETWORKS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Six   For the Six
                                                                           Months Ended  Months Ended
                                                                              June 30,      June 30,
                                                                                2005          2004
                                                                            -----------   -----------

Cash flows from operating activities
   Net loss                                                                 $ (244,786)   $ (631,869)

Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                  70,604       221,444
 Non-cash stock-based compensation                                                   -        58,750
 Provision for inventory reserve                                               (43,266)      (28,413)
 Notes receivable from officers                                                      -       (19,253)
 Interest on convertible debt                                                    4,710             -
 Changes in operating assets and liabilities:
   Accounts receivable                                                        (154,345)      107,520
   Inventories                                                                 (70,107)      231,639
   Prepaid expenses and other current assets                                    34,045        66,417
   Other assets                                                                      -           465
   Accounts payable                                                             (3,896)      (48,903)
   Accrued expenses                                                            (48,218)            -
   Accrued payroll and related liabilities                                     (14,625)       34,581
   Deferred income                                                             (10,288)       25,263
   Sales tax payable                                                            (4,296)      (32,694)
                                                                            -----------   -----------
     Net cash used in operating activities                                    (484,468)      (15,053)
                                                                            -----------   -----------

Cash flows from investing activities
 Acquisition of property and equipment                                         (10,686)       (6,946)
 Capitalized software expenditures                                            (326,933)     (102,662)
                                                                            -----------   -----------
     Net cash used in investing activities                                    (337,619)     (109,608)
                                                                            -----------   -----------

Cash flows from financing activities
 Principal payments on debt and capital leases                                    (952)      (47,821)
 Advances from related parties                                                 110,500             -
 Repayment of advances from related parties                                   (110,500)            -
 Proceeds from issuance of common stock                                        703,725             -
                                                                            -----------   -----------
     Net cash provided by (used in) financing activities                       702,773       (47,821)
                                                                            -----------   -----------

Net decrease in cash and cash equivalents                                     (119,314)     (172,482)

Cash and cash equivalents - beginning of period                                287,437       357,711
                                                                            -----------   -----------

Cash and cash equivalents - end of period                                   $  168,123    $  185,229
                                                                            ===========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        ION NETWORKS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1-CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ION Networks, Inc ("ION" or the "Company") designs, develops, manufactures and sells security solutions that protect enterprise network administrative interfaces from improper, unauthorized or otherwise undesirable access from external and internal sources. Administrative interfaces are the network access points used by highly trained technical individuals who are charged with the responsibilities of maintaining and supporting the networks and devices employed within the networks such as servers, routers, PBXs and similar network equipment. These technicians may be employees of the enterprise or employed by third parties such as managed service providers, consultants, device vendors or application developers. In all cases, they are considered "trusted insiders" since in order to perform their jobs; permission to enter and work within the network must be granted. The Company's solution, comprised of centralized management and control software, administrative security appliances and soft tokens, are designed to provide secure, auditable access to all administrative interfaces and monitored security once working within the network. Service Providers, Enterprises and Governmental Agencies utilize the ION solution globally in their voice, data and converged environments, to establish and maintain security policies while providing the support and maintenance required of networks and their devices.

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). The Scottish corporation was dissolved in 2003. The Company's principal objective is to address the need for security and network management and monitoring solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of its revenues being generated from sales to various telecommunications companies.

The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at June 30, 2005 and 2004 not misleading have been made. The results of operation for the three and six months ended June 30, 2005 and 2004 are not indicative of a full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the report on Form 10-KSB/A3 for the year ended December 31, 2004.

At June 30, 2005 the Company had an accumulated deficit of $43,821,364 and working capital of $568,301. The Company also realized a net loss of $244,786 for the six month period ended June 30, 2005. The Company continues to have a delicate cash position. Management believes it is necessary for it to continue to strictly manage expenditures and to increase product revenues despite the cash infusion of $750,000 (less approximately $46,300 for expenses) on March 31, 2005 from the sale of 4,411,765 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock ("the Equity Financing").


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ION Networks, Inc. and Subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.


Reclassifications

Certain amounts in the financial statements for the three and six months ended June 30, 2004 have been reclassified to conform to the presentation of the financial statements for the three and six months ended June 30, 2005 from operating expenses. The reclassifications were principally due to the change in classification of amortized expense related to capitalized software costs from operating expenses to cost of sales. There was no change in previously reported net loss.

                        ION NETWORKS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

The Company records impairment losses on capitalized software and other long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company's estimates.

Amortization expense totaled $34,813 and $90,353 for the three month periods ending June 30, 2005 and 2004, respectively. Amortization expense totaled $65,694 and $180,836 for the six month periods ending June 30, 2005 and 2004, respectively. Amortization expense is included in Cost of sales in the Statement of Operations.

Net Loss Per Share of Common Stock

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities of 12,738,422 and 8,168,979 at June 30, 2005 and 2004 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party's performance is complete.

                        ION NETWORKS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three and six months ended June 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share for the three and six month periods ended June 30, 2005 and 2004 would have increased to the pro forma amounts indicated below:

                                         Three months  Three months    Six months     Six months
                                             ended         ended         ended          ended
                                            June 30,      June 30,      June 30,       June 30,
                                             2005          2004           2005           2004
                                          (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)

Net loss as reported                      $ (132,486)   $ (309,061)   $  (244,786)   $  (631,869)
Add: Stock based compensation expense
 included in net loss                              -        58,750              -         58,750
Deduct: Stock based employee compensation
 determined under fair value method          (39,221)      (82,627)       (66,739)      (398,780)
                                          -----------   -----------   ------------   ------------
Pro forma net loss                        $ (171,707)   $ (332,938)   $ (311,525)    $  (971,899)
                                          ===========   ===========   ============   ============

Basic and diluted net loss per share of
 common stock
As reported
  Basic and diluted                       $    (0.01)   $    (0.01)   $     (0.01)   $     (0.03)
Pro forma
  Basic and diluted                       $    (0.01)   $    (0.01)   $     (0.01)   $     (0.04)

Income Taxes

Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of June 30, 2005 is $10,000.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 - Inventory Pricing". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interes in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

In October 2004, the FASB ratified the consensus reached in Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this statement did not have a significant impact on the Company's financial statements.

NOTE 3 - INVENTORIES

Inventories, net of allowance for obsolescence of $103,018 at June 30, 2005, consists of the following:


          Raw materials                      $ 260,745
          Work-in-progress                         465
          Finished goods                       363,589
                                             ----------
                                             $ 624,799
                                             ==========

NOTE 4 - RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CREDITS

As of June 30, 2005, the Company has included as part of accounts payable and accrued expenses certain liabilities that may, in the future, result in additional restructuring credits. The Company's accounts payable balance includes invoices for professional services in the amount of $103,687 and accrued expenses in the amount of $238,579. These items arose from alleged services provided to the Company between November 2002 and August 2003. The Company is disputing these amounts with the vendors, however, at the present time, management is unable to estimate the final outcome of these disputes but believes that the final settlement amount should not exceed the total of the above amounts.

NOTE 5 - STOCKHOLDERS' EQUITY

On February 22, 2005, the Company converted 2,778 shares of preferred stock into 27,780 of common stock.

On March 31, 2005, the Company completed a private placement of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock. The total proceeds from the sale was $750,000 less approximately $46,300 for expenses related to the transaction. The shares of common stock were issued at $0.17 cents per share and the warrants are exercisable at a price of $0.23 per share subject to certain anti-dilution adjustments. The warrants will expire on March 31, 2010. The Company has the right to call the warrants in the event that its common stock trades at a price exceeding $0.69 per share for twenty (20) consecutive trading sessions and certain other conditions are met. The Company also agreed to register for resale the shares of common stock as well as the shares issued upon exercise of the warrants. The registration statement must be declared effective no later than the earlier of five business days after the SEC determines that no review of the registration statement will be made and 120 days after March 30, 2005. If the Company fails to meet these registration obligations or to maintain the effectiveness of the registration statement as required under the terms of the Agreements, the Company will be obligated to make certain cash liquidated damage payments to the investors. On August 9, 2005, the registration statement was declared effective by the SEC.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2005, certain directors and officers advanced a total of $110,500 without interest. Upon closing of the Equity Financing, the Company repaid these advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

ION Networks, Inc ("ION" or the "Company") designs, develops, manufactures and sells security solutions that protect enterprise network administrative interfaces from improper, unauthorized or otherwise undesirable access from external and internal sources. Administrative interfaces are the network access points used by highly trained technical individuals who are charged with the responsibilities of maintaining and supporting the networks and devices employed within the networks such as servers, routers, PBXs and similar network equipment. These technicians may be employees of the enterprise or employed by third parties such as managed service providers, consultants, device vendors or application developers. In all cases, they are considered "trusted insiders" since in order to perform their jobs; permission to enter and work within the network must be granted. The Company's solution, comprised of centralized management and control software, administrative security appliances and soft tokens, are designed to provide secure, auditable access to all administrative interfaces and monitored security once working within the network. Service Providers, Enterprises and Governmental Agencies utilize the ION solution globally in their voice, data and converged environments, to establish and maintain security policies while providing the support and maintenance required of networks and their devices.

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). The Scottish corporation was dissolved in 2003. The Company's principal objective is to address the need for security and network management and monitoring solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of its revenues being generated from sales to various telecommunications companies.

RESULTS OF OPERATIONS

For the three months ended June 30, 2005 compared to the same period in 2004:

Net sales for the three month period ended June 30, 2005, was $1,050,150 compared to net sales of $606,300 for the same period in 2004, an increase of $443,850 or 73.2%. Revenues for the second quarter of 2005 were higher compared to the same quarter of 2004 primarily due the increase in sales from new Service Provider customers, such as Sprint, and increased volume from OEM customers. Appliance revenue increased approximately $387,000 in the quarter ended June 30, 2005 compared to the same period in 2004.

Cost of sales for the three month period ended June 30, 2005 was $385,249 compared to $280,955 for the same period in 2004. Cost of sales as a percentage of net sales for the three months ended June 30, 2005 decreased to 36.7% from 46.3% for the same period in 2004, resulting in gross margins increasing to 63.3% from 53.7% as compared to the prior year. The increase in gross margin as a percentage of revenue is due primarily to the impact of amortization expense declining from $90,353 or 14.9% of net sales for the three month period ended June 30, 2004 to $34,813 or 3.3% of net sales for the same period in 2005. Gross margin was also impacted by two offsetting items during the quarter ended June 30, 2005. Inventory reserves were reduced from $145,031 to $ 103,018 or 4.5% of net sales to reflect the reevaluation of certain inventory items reserves. The Company's gross margin should be favorably impacted by the introduction of the 5600 product line which would have increased profitability by approximately $49,000 or 4.67% of net sales during the quarter ended June 30, 2005.

Research and development expenses for the three month period ended June 30, 2005 was $122,929 compared to $140,007 for the same period in 2004 or a decrease of $17,078. This decrease is primarily attributable to the capitalization of $150,612 in the three month period ended June 30, 2005 compared to $64,757 in the same period during 2004. The increased capitalization of software development costs were related to new products reaching the technology feasibility stage including the 5600 product line, secure modem and a new release of PRIISMS software.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2005 were $668,938 compared to $478,094 for the same period in 2004, an increase of $190,844. The increase in SG&A expenses are due primarily to increased payroll costs for commissions and salaries of approximately $90,000 in 2005. In addition, during the three month period ended June 30, 2004, there were two one-time adjustments related to the forgiveness of certain debt in the amount of $59,570 and the reversal of an over-accrual of payroll costs related to a discontinued foreign subsidiary in the amount of $24,448.

Depreciation expense was $2,379 for the three months ended June 30, 2005 compared to $15,364 in the same period in 2004. The decrease was due to a reduction of depreciable fixed assets in the three month period ended June 30, 2005 as compared to the same period in 2004.

Net loss for the three months ended June 30, 2005 totaled $132,486 compared to a net loss for the three months ended June 30, 2004 of $309,061 or a decrease of $176,575 due primarily to increased gross margin of $339,556 from higher product sales offset in part by increased operating expenses of $160,781. This increase in operating expenses for the three month period ending June 30, 2005 compared to the same period in 2004 is due to increased SG&A expenses of $190,844 offset in part by reduced research and development expenses of $17,078 and depreciation expenses of $12,985.

For the six months ended June 30, 2005 compared to the same period in 2004:

Net sales for the six month period ended June 30, 2005, was $1,982,581 compared to net sales of $1,511,261 for the same period in 2004, an increase of $471,320 or 31.2%. Revenues for the six months ended June 30, 2005 were higher compared to the same period of 2004 primarily due to increased sales of software $208,000, appliances $192,000 and professional services $100,000.

Cost of sales for the six month period ended June 30, 2005 was $629,866 compared to $668,590 for the same period in 2004. Cost of sales as a percentage of net sales for the six months ended June 30, 2005 decreased to 31.8% from 44.2% for the same period in 2004, resulting in gross margins improving to 68.2% from 55.8% as compared to the prior year. The increase in gross margin as a percentage of revenue is due primarily to the impact of amortization expense declining from $180,836 or 12.0% of net sales for the six month period ended June 30, 2004 to $65,694 or 3.3% of net sales for the same period in 2005, as well as an increase in higher margin software and professional services revenues as a percentage of total revenues.

Research and development expenses for the six month period ended June 30, 2005 was $276,998 compared to $260,276 for the same period in 2004 or an increase of $16,722.

Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2005 were $1,325,362 compared to $1,190,632 for the same period in 2004, an increase of $134,730. The increase in SG&A expenses are due primarily to increased payroll costs of $176,189, offset by a reduction in insurance expenditures of $68,699. In addition, during the six month period ended June 30, 2004, there were two one-time adjustments which reduced expenses due to the forgiveness of certain debt in the amount of $59,570 and the reversal of an over-accrual of payroll costs related to a discontinued foreign subsidiary in the amount of $24,448. These one-time adjustments in 2004 were offset by a non-cash stock based compensation charge of $58,750.

Depreciation expense was $4,912 for the six months ended June 30, 2005 compared to $40,609 in the same period in 2004. The decrease was due to a reduction of depreciable fixed assets in the six month period ended June 30, 2005 as compared to the same period in 2004.

Net loss for the six month periods ended June 30, 2005 and 2004 were $244,786 and $631,869, respectively, a decrease of $387,083 due primarily to an increase in gross margin of $510,044 offset in part by an increase in operating expenses of $115,755.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of June 30, 2005 was $568,301 compared to $372,861 at December 31, 2004. The increase of $195,440 was due primarily to the receipt by the Company of the net proceeds of $703,725 realized from the sale of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock offset by increases in accounts receivable of $154,345 and inventory of $113,373, operating losses net of depreciation and amortization of $174,182 and reductions in current liabilities of $81,082.

Net cash used in operating activities during the six months ended June 30, 2005 was $484,468 compared to net cash used during the same period in 2004 of $15,053. The increase in net cash used during the six months ended June 30, 2005 compared to the same period in 2004, was primarily due to increases in accounts receivable of $261,865 and inventory of $316,599 offset in part by a decrease in operating cash losses of $196,746.

Net cash used in investing activities during the six months ended June 30, 2005 was $337,619 compared to net cash used in the same period in 2004 of $109,608. This increase of $228,011 was primarily due to increased expenditures for the development of new products including the 5600 product line, secure modem and a new release of PRIISMS software.

Net cash provided by financing activities during the six months ended June 30, 2005 was $702,773 compared to net cash used during the same period in 2004 of $47,821. The increase was due primarily to the receipt by the Company of the net proceeds of $703,725 realized from the sale of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock.

ITEM 3. CONTROLS AND PROCEDURES

Prior to the filing of this report, the Company's management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While the Company is occasionally involved in various claims and legal actions in the ordinary course of business, it is not currently involved in any legal proceedings other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   Exhibit
     No.    Description
   ------   -----------

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

Date: August 9, 2005

                                     ION NETWORKS, INC.


                                     /S/ Norman E. Corn
                                     -------------------------------------------
                                     Norman E. Corn, Chief Executive Officer




                                     /S/ Patrick E. Delaney
                                     -------------------------------------------
                                     Patrick E. Delaney, Chief Financial Officer

                                  Exhibit Index


   Exhibit
     No.    Description
   ------   -----------

    31.1    Section 302 Certification of the Chief Executive Officer.*

    31.2    Section 302 Certification of the Chief Financial Officer.*

    32.1    Section 906 Certification of the Chief Executive Officer.*

    32.2    Section 906 Certification of the Chief Financial Officer.*


* Filed herewith