Form 10QSB
period 2005-09-30
ION NETWORKS INC
filed 2005-11-04
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2005

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

Yes  X  No     .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes___   No _X_

There were 27,050,044 shares of Common Stock outstanding as of November 3, 2005.

Transitional Small Business Disclosure Format:

Yes  __  No  X

ION NETWORKS, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

3

Condensed Consolidated Balance Sheet as of September 30, 2005

4

Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2005 and 2004

5

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004

6

Notes to Condensed Consolidated Financial Statements

7

Item 2. Management's Discussion and Analysis or Plan of Operation

12

Item 3. Controls and Procedures

15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.  Defaults Upon Senior Securities

16

Item 4.  Submission of Matters to a Vote of Security Holders

16

Item 5.  Other Information

16

Item 6. Exhibits and Reports on Form 8-K

17

SIGNATURES

18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Report on Form 10-KSB/A3 for the year ended December 31, 2004 as amended on August 1, 2005.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

As of September 30, 2005

(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 50,402
Accounts receivable, less allowance for doubtful accounts of $16,930	896,529
Inventories, net	591,956
Prepaid expenses and other current assets	66,951
Total current assets	1,605,838

Property and equipment, net	15,464

Capitalized software, net	771,323
Deferred financing costs	22,917
Other assets	12,836
Total assets	$ 2,428,378

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 275,967
Accrued expenses	351,931
Accrued payroll and related liabilities	196,277
Current portion of long-term debt	2,385
Deferred income	112,527
Other current liabilities	10,000
Total current liabilities	949,087

Long-term liabilities
Convertible debenture	211,473
Revolving credit facility	200,000
Long-term debt, net of current portion	20,143
Total long-term liabilities	431,616

Total liabilities	$ 1,380,703

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 27,050,044 shares issued and outstanding	27,051
Additional paid-in capital	44,813,297
Accumulated deficit	(43,792,829)
Total stockholders’ equity	1,047,675

Total liabilities and stockholders’ equity	$ 2,428,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net sales	$ 1,158,928	$ 1,047,054	$ 3,141,509	$ 2,558,315

Cost of sales	330,062	392,009	959,928	1,060,598
Gross margin	828,866	655,045	2,181,581	1,497,717

Research and development expenses	120,199	167,247	397,198	427,525
Selling, general and administrative expenses, including $58,750 of non-cash stock based compensation for the nine months ended September 30, 2004	672,851	530,768	1,998,213	1,721,400
Restructuring, asset impairment and other charges	-	(63,716)	-	(63,716)
Depreciation expense	2,158	14,808	7,070	55,417

Total operating expenses	795,208	649,107	2,402,481	2,140,626

Income(loss) from operations	33,658	5,938	(220,900)	(642,909)

Other income	-	-	15,339	-
Interest income/(expense) – related party	(2,595)	-	(7,306)	-
Interest income/(expense)	(2,527)	(239)	(2,562)	16.738

Income(loss) before income taxes	28,536	5,699	(215,429)	(626,171)

Income tax expense	-	-	822	-

Net income(loss)	$ 28,536	$ 5,699	$ (216,251)	$ (626,171)

Per share data
Net income(loss) per share
Basic	$ 0.00	$ 0.00	$ (0.01)	$ (0.03)
Diluted	$ 0.00	$ 0.00	$ (0.01)	$ (0.03)

Weighted average number of common shares outstanding
Basic	27,050,044	22,883,652	25,606,383	23,527,872
Diluted	32,041,785	27,633,535	25,606,383	23,527,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

Cash flows from operating activities
Net loss	$ (216,251)	$ (626,171)

Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring, asset impairments and other charges, non-cash	-	63,716
Depreciation and amortization	100,224	322,061
Non-cash stock-based compensation	-	58,750
Provision for inventory reserve	(49,296)	-
Interest on convertible debt	7,306	-
Interest income from notes receivable from former officers	-	(19,253)
Amortization of deferred financing costs	2,083	-
Changes in operating assets and liabilities:
Accounts receivable	(318,038)	(126,992)
Inventories	(31,234)	219,540
Prepaid expenses and other current assets	11,485	54,984
Other assets	-	465
Accounts payable	(63,635)	(13,865)
Accrued expenses	(37,980)	(122,866)
Accrued payroll and related liabilities	36,443	73,261
Deferred income	(47,685)	(21,452)
Sales tax payable	(6,060)	(43,273)
Net cash used in operating activities	(612,638)	(181,095)

Cash flows from investing activities
Acquisition of property and equipment	(10,686)	(6,947)
Capitalized software expenditures	(458,127)	(173,504)
Net cash used in investing activities	(468,813)	(180,451)

Cash flows from financing activities
Principal payments on debt and capital leases	(1,725)	(67,277)
Advances from related parties	160,500	-
Repayment of advances from related parties	(160,500)	-
Issuance of convertible debenture	-	200,000
Borrowings from revolving credit facility	200,000	-
Deferred financing costs	(25,000)	-
Proceeds from issuance of common stock	671,141	-
Proceeds from the exercise of stock options	-	11,250
Net cash provided by financing activities	844,416	143,973

Net decrease in cash and cash equivalents	(237,035)	(217,573)

Cash and cash equivalents – beginning of period	287,437	357,711

Cash and cash equivalents – end of period	$ 50,402	$ 140,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at September 30, 2005 and 2004 not misleading have been made.  The results of operation for the three and nine months ended September 30, 2005 and 2004 are not indicative of a full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the report on Form 10-KSB/A3 for the year ended December 31, 2004 and as amended on August 1, 2005.

At September 30, 2005, the Company had an accumulated deficit of $43,792,829 and a working capital of $656,751. The Company also realized net income of $28,536 and net loss of $216,251 for the three and nine month periods ended September 30, 2005, respectively. The Company continues to have a delicate cash position. Management believes it is necessary for it to continue to strictly manage expenditures and to increase product revenues despite the cash infusion of $750,000 (less approximately $78,859 for expenses) on March 31, 2005 from the sale of 4,411,765 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock (“the Equity Financing”). On September 21, 2005, the Company entered into an asset based revolving credit facility, for $2.5 million with Bridge Bank, N.A. (“The Revolving Credit Facility”). The Revolving Credit Facility has a two-year term and provides for advances of up to $2.0 million against 80% of eligible accounts receivables and an additional $500,000 against inventory capped at 30% of eligible accounts receivables.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ION Networks, Inc. and its Subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the financial statements for the three and nine months ended September 30, 2004 have been reclassified to conform to the presentation of the financial statements for the three and nine months ended September 30, 2005.  The reclassifications were principally due to the change in classification of amortized expense related to capitalized software costs from operating expenses to cost of sales.  There was no change in previously reported net income (loss).

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

The Company records impairment losses on capitalized software and other long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company’s estimates.

Amortization expense totaled $27,461 and $85,809 for the three month periods ending September 30, 2005 and 2004, respectively. Amortization expense totaled $93,155 and $266,645 for the nine month periods ending September 30, 2005 and 2004, respectively. Amortization expense is included in Cost of sales in the Statement of Operations.

Net Earnings (Loss) per Share of Common Stock

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share when their inclusion would be antidilutive.  The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

	For the three months ended		For the nine months ended
	Sept. 30, 2005 (Unaudited)**	Sept. 30, 2004 (Unaudited)**	Sept. 30, 2005 (Unaudited)*	Sept. 30, 2004 (Unaudited)*
Weighted average shares outstanding, basic	27,050,044	22,883,652	25,606,383	23,527,872
Incremental shares of common stock equivalents	1,026,532	1,731,076	-	-
Conversion of preferred stock to common stock	1,555,570	1,668,350	-	-
Conversion of convertible debenture to common stock	2,409,639	1,350,457	-	-
Weighted average shares outstanding, diluted	32,041,785	27,633,535	25,606,383	23,527,872

* Potential common shares of 12,785,422 and 10,193,618 for the nine months ended September 30, 2005 and 2004, respectively were excluded from the computation of diluted earnings per share, as their inclusion would be anti dilutive.

** For the three months ended September 30, 2005 and 2004, 5,756,213 and 3,484,811 potential common shares were not included in the dilutive earnings per share calculation because the exercise price was greater than the average market price of the common stock for the period.

ION NETWORKS, INC.  AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option.  The Company accounts for equity instruments issued to non-employee vendors in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services.”  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the date on which the counter party’s performance is complete.

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards for the three and nine month periods ended September 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company's net income(loss) and basic and diluted net income(loss) per share would have increased to the pro forma amounts indicated below:

	Three months ended September 30, 2005 (Unaudited)	Three months ended September 30, 2004 (Unaudited)	Nine months ended September 30, 2005 (Unaudited)	Nine months ended September 30, 2004 (Unaudited)
Net income (loss)
As reported	$28,536	$5,699	$(216,251)	$(626,171)
Add: Stock based compensation expense included in net loss	-	-	-	58,750
Deduct: Stock based employee compensation determined under fair value method	(38,981)	(26,948)	(106,148)	(426,002)

Pro forma net loss	$(10,445)	$(21,249)	$(322,399)	$(993,423)

Basic and diluted net loss per share of common stock
As reported	$0.00	$0.00	$(0.01)	$(0.04)
Pro forma	$0.00	$0.00	$(0.01)	$(0.04)

Income Taxes

Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities.  A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience.  Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales.  The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates.  The warranty accrual included in other current liabilities as of September 30, 2005 is $10,000.

Deferred Financing Costs

Costs incurred in conjunction with borrowing facilities have been capitalized as Deferred Financing Costs and are amortized over the term of the respective agreements.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”):

•

The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.

•

The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.

•

Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital.

The foregoing consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this statement is not expected to have a significant impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 – Inventory Pricing”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that the adoption of this statement will not have a significant impact on its financial statements.

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004.  The adoption of this statement did not have a significant impact on the Company’s financial statements.

ION NETWORKS, INC.  AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

NOTE 3 - INVENTORIES

Inventories, net of allowance for obsolescence of $100,558 at September 30, 2005, consists of the following:

Raw materials	$ 237,922
Work-in-progress	496
Finished goods	353,538

$ 591,956

NOTE 4 – RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CREDITS

As of September 30, 2005, the Company has included as part of accounts payable and accrued expenses certain liabilities that may, in the future, result in additional restructuring credits.  The Company’s accounts payable balance includes invoices for professional services in the amount of $103,687. Accrued expenses includes professional services in the amount of $238,579.  These items arose from alleged services provided to the Company between November 2002 and August 2003.  The Company is disputing these amounts with the vendors, however, at the present time, management is unable to estimate the final outcome of these disputes but believes that the final settlement amount should not exceed the total of the above amounts.

NOTE 5 – REVOLVING CREDIT FACILITY

On September 21, 2005, the Company entered into an asset based revolving credit facility, for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility has a two-year term, which upon maturity, requires payment of the outstanding principal and interest balance. The Revolving Credit Facility provides for advances of up to $2.0 million against 80% of eligible accounts receivables and an additional $500,000 against inventory capped at 30% of eligible accounts receivables. The annual interest rate is prime plus 1.75% (8.5% at September 30, 2005), with a minimum prime rate of 6.25%. Certain assets of the Company secure the credit facility, and the Company is subject to certain financial and restrictive covenants, as defined in the agreement. At September 30, 2005, the outstanding balance on the Revolving Credit Facility was $200,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

On February 22, 2005, the Company converted 2,778 shares of preferred stock into 27,780 shares of common stock.

On March 31, 2005, the Company completed a private placement of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock.  The total proceeds from the sale was $750,000 less approximately $78,859 for expenses related to the transaction. The shares of common stock were issued at $0.17 cents per share and the warrants are exercisable at a price of $0.23 per share subject to certain anti-dilution adjustments.  The warrants will expire on March 31, 2010.  The Company has the right to call the warrants in the event that its common stock trades at a price exceeding $0.69 per share for twenty (20) consecutive trading sessions and certain other conditions are met.  The Company also agreed to register for resale the shares of common stock as well as the shares issued upon exercise of the warrants.  The Company filed a registration statement relating to such shares and warrants. On August 9, 2005, the registration statement was declared effective by the SEC.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2005, certain directors and officers advanced to the Company a total of $110,500 without interest. Upon closing of the Equity Financing, the Company repaid these advances.

During the quarter ended September 30, 2005, an officer advanced to the Company a total of $50,000 without interest. Upon closing of the Revolving Credit Facility, the Company repaid this advance.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2005 compared to the same period in 2004:

Net sales for the three month period ended September 30, 2005, were $1,158,928 compared to net sales of $1,047,054 for the same period in 2004, an increase of $111,874 or 10.7%. Revenues for the third quarter of 2005 were higher compared to the same quarter of 2004 primarily due to approximate increases in professional services revenues of $71,000, appliance sales of $25,000 and accessories sales of $11,000 as compared to the same period last year.

Cost of sales for the three month period ended September 30, 2005 was $330,062 compared to $392,009 for the same period in 2004. Cost of sales as a percentage of net sales for the three months ended September 30, 2005 decreased to 28.5% from 37.4% for the same period in 2004. Gross margins increased from 62.6% to 71.5% in the quarter ending September 30, 2005 compared to the same period last year. The 8.9% gross margin improvement was the result of several factors including higher margins generated by increased professional service revenues which added approximately 6.1%, improved appliance margins adding 1.5%, and additional margin improvements due to lower amortization of software 0.7% and increased manufacturing labor efficiencies of 0.6%.

Research and development expenses for the three month period ended September 30, 2005 were $120,199 compared to $167,247 for the same period in 2004 or a decrease of $47,048. This reduction reflects an increase of approximately $13,000 of expense offset by increased capitalization of software development costs of approximately $60,000 related to the new products reaching the technological feasibility stage, including the new 5600 and Secure Modem product lines.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2005 were $672,851 compared to $530,768 for the same period in 2004, an increase of $142,083. The increase in SG&A expenses was due primarily to increased payroll related expenses for salaries and commissions of $129,375, impact of prior year same period adjustments reducing allowance for bad debt of $25,000 and software expense by $12,148, and increased marketing expenses primarily related to new products launch of $13,765 offset in part by reduced expenses for professional services of $24,098 and non-health related insurances of $12,187.

Restructuring, asset impairment and other charges for the three months ended September 30, 2005 were zero compared to a credit of $63,716 for the same period in 2004.  This credit was the result of a reduction in the California rent accrual.

Depreciation expense was $2,158 for the three months ended September 30, 2005 compared to $14,808 in the same period in 2004.  The decrease was due to a reduction of depreciable fixed assets in the three month period ended September 30, 2005 as compared to the same period in 2004.

Net income for the three months ended September 30, 2005 and 2004 amounted to $28,536 and  $5,699, respectively. The increase of net income of $22,837 was due primarily to increased gross margins of $173,821, lower expenses for R&D of $47,048 and depreciation of $12,650 offset in part by higher SG&A expenses of $142,083 and the absence of restructuring credits of $63,716 which were recorded in the same period of the prior year.

For the nine months ended September 30, 2005 compared to the same period in 2004:

Net sales for the nine months ended September 30, 2005, were $3,141,509 compared to net sales of $2,558,315 for the same period in 2004, an increase of $583,194 or 22.8%. This increase in revenues for the nine months ended September 30, 2005 was due primarily to increased software of $226,849, hardware of $224,172 and professional services (mainly related to a contract with the Defense Department) of $172,841 offset in part by lower repair service of $78,353. The net hardware revenue increase of $224,172 was due primarily to increases in current and new products of approximately $670,000 offset in part by declining legacy appliance sales of approximately $460,000.

Cost of sales for the nine month period ended September 30, 2005 was $959,928 compared to $1,060,598 for the same period in 2004. Cost of sales as a percentage of net sales for the nine months ended September 30, 2005 decreased to 30.5% from 41.5% for the same period in 2004. The 11.0% growth in gross margin to 69.5% from 58.5% for the nine month period ended September 30, 2005 and 2004, respectively, was primarily due to reduced amortization expense for capitalized software costs of $173,490 resulting in approximately a 7.5% margin improvement. In addition, 3.0% of the 11.0% can be attributed to a greater mix of higher margin software, professional services, maintenance and repair revenues for the nine months ending September 30, 2005 as compared to the same period in 2004.

Research and development expenses for the nine month period ended September 30, 2005 was $397,198 compared to $427,525 for the same period in 2004 or a decrease of $30,327. Research and development expenses declined primarily because of increased capitalization of software development costs of approximately $284,623 related to the new products reaching the technological feasibility stage, including 5600 and Secure Modem product lines offset in part by increased personnel related costs of $159,799 and outside engineering project expenditures of $94,648.

Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2005 were $1,998,213 compared to $1,721,400 for the same period in 2004, an increase of $276,813. The increase in SG&A expenses was due primarily to increased payroll related expenses for salaries and commissions of $271,262, impact of prior year adjustments for forgiveness of debt $59,570 and reducing allowance for bad debt of $25,000, and increased marketing expenses primarily related to new products launch of $19,564 offset in part by reduced expenses for non-health related insurances of $81,985 and professional services of $59,263.

Restructuring, asset impairment and other charges for the nine months ended September 30, 2005 were zero compared to a credit of $63,716 for the same period in 2004. This credit was the result of a reduction in the California rent accrual.

Depreciation expense was $7,070 for the nine months ended September 30, 2005 compared to $55,417 in the same period in 2004. The decrease was due to lower depreciable assets in the nine month period ended September 30, 2005 as compared to the same period in 2004.

Net loss for the nine months ended September 30, 2005 declined to $216,251 from $626,171 for the same period in 2004. This improvement of $409,920 was due primarily to increased gross margins of $683,864, lower expenses for R&D of $30,327 and depreciation of $48,347 offset in part by higher SG&A expenses of $276,813 and the absence of a restructuring credit of $63,716 which was recorded in the same period of the prior year.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of September 30, 2005 was $656,751 compared to $372,861 at December 31, 2004. The increase of $283,890 was due primarily to the receipt by the Company of the net proceeds of $671,141 realized from the sale of 4,411,764 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock and borrowings from the Revolving Credit Facility of $200,000, offset by increases in accounts receivable of $318,037 and inventory of $80,529, operating losses net of depreciation and amortization of $116,026 and reductions in current liabilities of $133,842.

Net cash used in operating activities during the nine months ended September 30, 2005 was $612,638 compared to net cash used during the same period in 2004 of $181,095. The net cash used in operating activities was $431,543 more for the nine months ended September 30, 2005 compared to the same period in 2004. While the net loss during 2005 was $409,920 less than the loss in 2004, non-cash adjustments were only $60,317 compared to $425,274. In addition inventory grew by $80,530 during 2005 while shrinking by $219,540 during the same period last year. Accounts receivable, due to increased revenue, grew by $318,038 compared to $126,992 for the same period in 2004.

Net cash used in investing activities during the nine months ended September 30, 2005 was $468,813 compared to $180,451 in the same period in 2004. This increase in cash used of $288,362 was primarily due to increased capitalized software expenditures during the nine months ended September 30, 2005.

Net cash provided from financing activities during the nine months ended September 30, 2005 was $844,416 compared to net cash used during the same period in 2004 of $143,973. The increase of $700,443 was primarily due to the net proceeds from issuance of shares of common stock during the second quarter of 2005 for $671,141 and $200,000 of borrowings from the Revolving Credit Facility which was offset in the previous year by the issuance of the subordinated convertible debenture in the amount of $200,000.

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

There has been no significant change in the Company's internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit

      No.           Description

-------       -----------

10.1

Business Finance Agreement dated September 9, 2005 by               and between the Company and Bridge Bank, National Association.*

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

32.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

32.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2005

ION NETWORKS, INC.

/S/ Norman E. Corn ------------------------------------------ Norman E. Corn, Chief Executive Officer

/S/ Patrick E. Delaney ------------------------------------------ Patrick E. Delaney, Chief Financial Officer

Exhibit 31.1

I, Norman E. Corn, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of ION Networks, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 3, 2005

/s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer

Exhibit 31.2

I, Patrick E. Delaney, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of ION Networks, Inc.;

2

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 3, 2005

/s/ Patrick E. Delaney

Patrick E. Delaney

Chief Financial Officer

Exhibit 32.1

ION Networks, Inc.

CERTIFICATION

In connection with the periodic report of ION Networks, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Norman E. Corn, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to ION Networks, Inc. and will be retained by ION Networks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Date:          November 3, 2005

By:         /s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer

Exhibit 32.2

ION Networks, Inc.

CERTIFICATION

In connection with the periodic report of ION Networks, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Patrick E. Delaney, Interim Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to ION Networks, Inc. and will be retained by ION Networks, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Date:          November 3, 2005

By:         /s/ Patrick E. Delaney

Patrick E. Delaney

Chief Financial Officer

22