Form 10KSB
period 2005-12-31
ION NETWORKS INC
filed 2006-03-29
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                        For the fiscal year ended December 31, 2005

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

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by checkmark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  __

No  X

The issuer's revenues for the year ended December 31, 2005 totaled $ 4,557,764.

The aggregate market value of voting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the "Common Stock") on February 28, 2006 of $0.18, as reported on the OTC Bulletin Board was $3,443,073. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 27,050,044 shares of Common Stock outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):

Yes   No    X

Information Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. You can identify forward-looking statements by our use of words such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative or other variations of these words, or other comparable words or phrases. These statements include, but are not limited to, statements regarding the Company’s ability to gain further market recognition and the Company’s cost reduction efforts. These risks and uncertainties include, but are not limited to, uncertainty as to the acceptance of the Company's products; risks related to technological factors; potential manufacturing difficulties; uncertainty of product development; uncertainty of obtaining or maintaining adequate financing; dependence on third parties; dependence on key personnel and changes in the Company’s sales force and management; the risks associated with the expansion of the Company's sales channels; competition; a limited customer base; risk of system failure, security risks and liability risks; risk of requirements to comply with government regulations; vulnerability to rapid industry change and technological obsolescence; and general economic conditions. Unless otherwise required by applicable securities laws, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1: Description of Business

Overview

ION Networks, Inc and Subsidiary ("ION" or the "Company") designs, develops, manufactures and sells security solutions that protect enterprise network administrative interfaces from improper, unauthorized or otherwise undesirable access from external and internal sources. Administrative interfaces are the network access points used by highly trained technical individuals who are charged with the responsibilities of maintaining and supporting the networks and devices employed within the networks such as servers, routers, PBXs and similar types of equipment. These technicians may be employees of the enterprise or employed by third parties such as managed service providers, consultants, device vendors or application developers. In all cases, they are considered “trusted insiders” since in order to perform their jobs; permission to enter and work within the network must be granted. The Company’s solution, comprised of centralized management and control software, administrative security appliances and soft tokens, is designed to provide secure, auditable access to all administrative interfaces and monitored security once working within the network. Service Providers, Enterprises and Governmental Agencies utilize the ION solution globally in their voice, data and converged environments, to establish and maintain security policies while providing the support and maintenance required of networks and their devices.

As network complexity continues to rise, particularly with the growing movement toward IP (internet protocol) based networks (converged environments,) security implications for both enterprises and their service providers are growing even more rapidly. The significant growth in outsourcing of network and device support and maintenance functions has required an increasing level of ‘trust’ between enterprise and service provider as well as heightened the level of competition between managed service providers. New compliance and privacy legislation and regulations are having an equally broad impact. Management and control requirements have escalated with the advent of Sarbanes-Oxley, Basel II and the numerous privacy laws such as Gramm-Leach-Bliley, HIPAA, California SB 1386, etc.

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

ION’s solution provides customers with secure access as well as forensic security within their owned and managed networks. It is a robust solution that is highly scalable, reliable, simple to use and cost effective. The solution also provides monitoring and alarming of the environment such as temperature and contact closures, forensics and buffering, and security logging of all activities down to the keystroke level. Due to the fact it is vendor agnostic, broad connectivity to virtually all network devices is guaranteed. The combination of ION’s single sign-on centralized management and control software, PRIISMS, our administrative security appliances and our two factor authentication tokens, mitigates the impact of potential network breaches. These breaches would likely cause financial losses to the enterprise due to lost revenue and lost intellectual property; plummeting customer satisfaction, and corporate embarrassment with most consumers attuned to security issues and where reputations cannot be quickly rebuilt; extensive physical and environmental damage as well as data corruption; and the difficult and costly tasks of detection and recovery. ION’s solutions are used in small, remote branch locations, medium to large local and global networks as well as data centers, ranging from a few to thousands of devices.

Though the Company’s focus is providing hardware and software solutions, ION also offers support and maintenance programs. Services revenue is typically generated from systems engineering and maintenance services in conjunction with the sale of our solutions.

ION's solutions are distributed via three channels: (i) a direct sales force, (ii) indirect channels such as service providers and original equipment manufacturers (OEM) and (iii) resellers both domestically and internationally. In addition to these distribution channels, the company segments its target markets by (i) enterprises, (ii) service providers and (iii) governmental agencies. Each market segment has unique characteristics and provides significant opportunities for future growth.

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

ION Networks Products and Services

ION Networks provides a complete network and information security solution that provides secure access to enterprise networks through administrative interfaces as well as secure access to devices within the network. The specific devices the technical users may access and work upon, as well as what actions may be performed on those devices, can be controlled from a central point using ION’s PRIISMS software. Once authorization is granted and user authentication completed, the users’ activities can be monitored and tracked, down to the keystroke level. Should the technical user attempt to perform an action without permission, an alarm can be broadcast, preventing a breach before it occurs. Additionally, the environment and devices may be monitored with specific alarms that are sent due to water, heat or other damaging factors, including disconnecting of lines or devices or doors left ajar.  The ION security solution is based on centralized security policy management and distributed security policy enforcement. It consists of ION’s Administrative Security Gateway, PRIISMS for centralized management and control, and ION’s Administrative Security Appliances for distributed secure access and monitoring.  ION also provides training, consulting and support services to our customers and partners.

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

Key Capabilities include:

▪

Single Sign-On Environment for Local and Remote Access.

Multi-factor authentication via ION soft tokens or 3rd party vendor hard tokens

Support for in-band and out-of-band connectivity

Control of all device access information

Masking of IP addresses and phone numbers

Point and click access to all authorized devices

▪

Secure Environment for all Administrative Access

Instant VPN tunneling for automatic encrypted sessions

HTTPS or SSH connections for all users

▪

Centralized Administration for large Device Networks

User management of access to each device

Centralizes alarm notification, logging and consolidation

Device polling

Real-time, forensic monitoring and control of user sessions to the keystroke level

▪

Scalable, Web-Based Architecture

Easily manage large (5000+) device communities

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

Key Capabilities include:

▪

Connectivity

Serial and Ethernet Connectivity

Built-in VPN, Router, Firewall capability

▪

Security

Appliance logs

Logging of All Sessions – Distribution over Dial-up, Ethernet or via PRIISMS

PBX, VM, Router Monitoring (ASCII, PING)

Control of external devices for Device Reboot (intelligent power controller)

▪

Monitoring and Alarming

Environment

Hi Temperature, Low Temperature

Water, Humidity

Contact Closures – Monitor UPS, Doors, Motion

Relays – Remotely Open Doors, Turn on Fan, Turn on Alarm or Flashing Light

Access – Notification of Login Success, Failure

Cables – Notification of Device Disconnect or Failure

Multiple Delivery Methods, Locations (SNMP, SMTP, Pager, ASCII)

▪

Buffering / Forensics

Session Buffering

Host Port Buffering

Core Dump

During 2005, the Company introduced new products, the first additions to ION’s product portfolio in many years. The Company introduced the first two models of the new 5600 product line and the new Secure Modem. The new products have been purchased by both existing as well as new customers and have been certified for use by ION’s current service providers.

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

Wide Range of Protected Infrastructure Devices

ION network and information security solutions protect a growing variety of infrastructure devices provided by leading IT and telecommunications network and system vendors, including vendors of:

o

Access Servers

o

Multi-Service Switches

o

Routers

o

Optical Switches

o

VoIP Platforms

o

PBXs (Switched & IP)

o

Call Management Systems

o

Power Protection Systems (UPS)

o

Carrier Grade Multi-Service Switches

o

Application Servers

o

Cellular Switches

o

SONET Switches

o

CSU/DSUs

o

SS7 Switches

o

Databases

o

DSLAMs

o

Integrated Access Devices

o

Storage Area Networks

o

LAN Switches

o

Terminal Servers

o

Mail Servers

o

UNIX Servers

o

Messaging Servers

o

Wireless Switches

Strategy

 The Company’s primary strategic goal is to concentrate on providing secure administrative access to enterprise networks while delivering a full security solution to our target markets. We will continue to focus on providing value to Service Providers, Enterprises and Government agencies rather than simply our technology. Key items of value include:

▪

Scalability across thousands of distributed locations and tens of thousands protected endpoints

Modular hardware design and robust centralized management and control software

Easily expandable solutions

▪

Reduction in the knowledge of the inner workings of networks

Routes to devices and information are masked

Endpoints cannot be independently accessed

▪

Provision of audit and forensic data and real-time monitoring of administrative sessions

Identifying incorrect network administration

Providing a tool for fault diagnosis

▪

Providing alarms to devices and environmental elements through polling

Mechanism for fault identification and resolution

Provide for immediate response to an impending breach

▪

Enabling compliance with current legislation

Providing control over access to information

Maintaining privacy

▪

Reduction of internal and external threats

Approval or denial, at a central point, of access to information

Monitoring user activities and endpoints in real-time

▪

Reduction of costly administrative activities

Providing a single sign-on, central point of administration

Eliminating time and costs associated with password changes

Significantly reducing the requirement for on-site support

▪

Continuing to be completely vendor agnostic

▪

Providing high availability through secure in-band and out-of-band access

One of our goals for 2006 is to build on the progress we made during 2005 in becoming recognized by our target markets as an industry leader and a standard by which secure access and network security solutions are measured.  Key elements of our strategy include:

Increase Percent of Value Delivered through Software. Continuing upon the direction of providing most of our new and enhanced value through our software technology, changing the hardware / software mix of the ION solution and enabling the Company to deliver greater value more rapidly.

Expand, Update Product Line, Develop New Products, and Reduce Manufacturing Costs. The Company continues its strategy of leveraging the open source development community and intends to expand its current offerings at both the entry and top end of its product offerings. During 2005 the Company developed and launched three new product offerings including both a two and four port next generation appliances and a lower cost solution for out of band management with the Secure Modem product. The Company intends to work on better aligning its solutions with its target markets, recognizing the different value equations for each. Having successfully reduced manufacturing costs during 2005 for both legacy and new products the Company will endeavor to maintain its margins while addressing the price pressures of the market.

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

Expand Indirect Channels. Our strategy is to build and expand our base of indirect channel partners domestically and internationally through new marketing programs and by leveraging current relationships. During 2005 and continuing in 2006 the Company has executed several reseller agreements including, but not limited to, new partners in the United Kingdom, Germany, Sweden, Finland, the Middle East, and the United States and other locations.

Expand Strategic Original Equipment Manufacturer Relationships. By entering into original equipment manufacturer ("OEM") arrangements to sell our products, we intend to leverage our sales capabilities and expand penetration of our target markets.

Customers

During 2005, 49 customers generated $4,557,764 in revenue from hardware, software, services, maintenance and repairs. Historically, our largest customers have been service providers primarily in the United States and in Europe. See also “Risk Factors - We rely on several key customers for a significant portion of our business, the loss of which would likely significantly decrease our revenues" on page 13. While ION has begun to penetrate the corporate market and, in particular, the financial services sector, the majority of revenues continue to come from our traditional customer base, which consist primarily of service providers, resellers and OEM’s.

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

Sales and Marketing

Our marketing programs are intended to promote ION Networks and brand awareness to build our reputation as a supplier of highly scalable, robust, reliable, easy-to-use and cost-effective secure access and network security solutions. Following years of being unable to adequately promote and strengthen our brand due to the lack of financial resources, during the year ended December 31, 2005, the Company’s marketing efforts resulted in the development of all new sales collaterals for both our internal sales people and resellers, the placement of product advertising after an absence of many years, and a significant update to our web site.  We intend to expand and strengthen our customer and channel relationships through additional marketing programs and staff, as well as increased promotional activities in the future.

While we believe ION solutions are suited for both direct sale to customers and indirect channels where it is not economically efficient for us to sell directly to end user organizations, we are focusing on the opportunity to leverage the sales forces of our service provider customers and resellers.  During the year ended December 31, 2005, the Company signed new, long-term agreements with three of its largest service provider customers. Three year agreements were signed with Sprint and Verizon and a two-year agreement was signed with Qwest Communications The Company also signed 3 new agreements with resellers in the US.

Direct Sales. On December 31, 2005, the Company's sales and marketing headcount stood at 6, up from 4 at December 31, 2004. For the year ended December 31, 2005, approximately 11% of ION’s revenue came from direct sales.

Indirect Sales/Channel Partners. We also market and sell our solutions via indirect channels through Service providers and reseller partners in the United States and in Europe.  During the latter half of the year ended December 31, 2005, the Company re-entered the European market with the addition of a full-time sales consultant. Four new resellers have been added to the Company’s portfolio of channel partners during the last year.  Indirect sales accounted for approximately 65% of our total revenue for the year ended December 31, 2005, an increase of 13% from the prior year. Our channel partnerships are non-exclusive.

Original Equipment Manufacturers (OEMs). We enter into select original equipment manufacturer relationships in order to take advantage of well-established companies that sell into our target markets. We believe these relationships expand our overall market penetration. The terms of our agreements with these customers vary by contract, but have typically been for three year terms. For the year ended December 31, 2005, our original equipment manufacturer revenue accounted for approximately 24% of total revenue.

Geographic Distribution. We divide our sales organization regionally into three territories: (1) the United States and Canada, (2) Europe, the Middle East and Africa, and (3) other locations.

For the year ended December 31, 2005, approximately 79% of ION's sales were shipped tothe United States and Canada and 21% Europe, the Middle East, Africa and other locations.  (Refer to Note 13 in the Company's Consolidated Financial Statements.)

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

o

Alarm and Buffer Box vendors  such as: Data Track, Teltronics, OmniTronics;

o

Network vendors  such as: Cisco, Juniper ;

o

Terminal Server vendors such as: MRV, Cyclades, Digi;

o

Secure Modem vendors  such as: US Robotics, Multitech.

Many competitors have generally targeted large organizations' perimeter security needs with VPN, firewall and intrusion detection systems that range in price from under one thousand to hundreds of thousands of dollars. These offerings may increase competitive pressure on some of our solutions, resulting in both lower prices and gross margins. Many of our current or potential competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than ION. Nothing prevents or hinders these actual or potential competitors from entering our target markets at any time. In addition, our competitors may bundle products competitive to ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products. If these companies were to use their greater financial, technical and marketing resources in our target markets, it could adversely affect our business.  See also “Risk Factors - We face significant competition and if we do not compete successfully, our results of operations may be adversely affected" on page 12.

Sources And Availability Of Materials

The Company designs its security appliances utilizing readily available parts manufactured by multiple suppliers and relies on and intends to continue to rely on these suppliers. Our principal suppliers are Arrow Electronics, Inc., PPI Time Zero, Ituner Networks Corp., AVNET, Inc. and ACE Electronics, Inc. The Company has been and expects to continue to be able to obtain the parts required to manufacture its products without any significant interruption or sudden price increase, although there can be no assurance that it will be able to continue to do so.

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

Governmental Approvals And Effect Of Governmental Regulation

The Company's solutions may be exported to any country in the world except those countries restricted by the anti-terrorism controls imposed by the Department of Commerce. These anti-terrorism controls prohibit the Company from exporting some of its solutions to Cuba, Libya, Iran, North Korea, Sudan and Syria without a license. As with all U.S. origin items, the Company's solutions are also subject to the Bureau of Export Administration's ten general prohibitions that restrict exports to certain countries, organizations, and persons.

As required by law or demanded by customer contract, the Company obtains approval of its solutions by Underwriters' Laboratories. Additionally, because many of the products interface with telecommunications networks, the Company's products are subject to several key Federal Communications Commission ("FCC") rules requiring FCC approval.

Part 68 of the FCC rules contains the majority of the technical requirements with which telephone systems must comply in order to qualify for FCC registration for interconnection to the public telephone network. Part 68 registration requires telecommunication equipment interfacing with the public telephone network to comply with certain interference parameters and other technical specifications. FCC Part 68 registration for ION's existing products has been granted, and the Company intends to apply for FCC Part 68 registration for all of its new and future products.

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

Research And Development Activities

As of December 31, 2005, the Company had 6 staff members devoting part of their time to research and development activities. We believe the effort of these employees will be minimally sufficient to allow the Company to keep up with technology advances for the foreseeable future. However, the Company currently intends to increase staff during 2006, as resources become available, in order to more rapidly introduce new and enhanced products. In 2005 and 2004, the Company incurred a charge of $523,060 and $598,012, respectively for Research and Development (“R&D”) activities.

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

Employees

As of December 31, 2005, the Company had 25 full-time employees and 1 part-time employee. This headcount includes 13 technical and production, 7 sales, marketing and support, and 6 financial, administrative and executive capacities. None of the Company's employees are represented by labor unions. The Company believes it has generally satisfactory relations with its employees.

RISK FACTORS

We are vulnerable to technological or regulatory changes, which may cause our products and services to become obsolete or to fail to comply with new regulatory requirements, which could materially and negatively impact our cash flow.

Our industry experiences rapid technological changes, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete or out of compliance with certain countries regulatory requirements. As a result, more advanced products produced by competitors could erode our position in existing markets or other markets that they choose to enter and prevent us from expanding into existing markets or other markets. It is difficult to estimate the life cycles of our products and services, and future success will depend, in part, upon our ability to enhance existing products and services and to develop new products and services on a timely basis. We might experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services. New products and services and enhancements might not meet the requirements of the marketplace and achieve market acceptance. The introduction of new environmental regulations for the member countries of the European Union may require significant re-engineering of the Company’s current products during 2006 in order to make the products comply with the new RoHS/WEEE standards. If ION fails to maintain its technological relevance or fails to comply with the new environmental standards, it could materially and negatively affect its cash flow, financial condition and the results of operations.

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

o

volatility in the network  security market; and

o

threats of terror and war.

We cannot assure you that our revenues will not vary significantly among quarterly periods or that in future quarterly periods our results of operations will not be below prior results or the expectations of public market analysts and investors. If this occurs, the price of our common stock could significantly decrease. See also “Risks Associated with Our Securities - There is potential for fluctuation in the market price of our securities" page 14.

In the past we have experienced significant losses and negative cash flows from operations. If this trend reoccurs in the future, it could adversely affect our financial condition.

ION incurred significant, though declining, losses for several years prior to 2005. For the year ended December 31, 2005, ION posted net income of $182,271 compared to a 2004 annual net loss of $249,840.  Despite the Company's improvement in profitability from 2004 to 2005 cash flows from operations were negative $81,590 for the current year compared to a positive cash flow in 2004 of  $108,279. This was due primarily to the large receivables generated in December of 2005 when revenues for the month exceeded $800,000. The positive result in earnings for 2005 is no assurance that our business will continue to be profitable in the future. If the Company returns to prior trends of losses and negative cash flows from operations, it could have a material adverse affect on our financial condition.

As of December 31, 2005 the Company continues to have a marginal working capital balance, which could inhibit future growth and impact the Company’s financial viability.

Although the Company’s working capital balance increased to $679,515 at December 31, 2005 as compared to $372,861 at December 31, 2004 this balance is still lower than the Company’s optimal requirements. This low working capital balance, while continuing to improve, may impact the ability of the Company to attract new customers and qualified employees and could have a material adverse affect upon our business.

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

o

the products' ability to meet various network  security requirements;

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

Historically, we have been dependent on several large customers each year, but they are not necessarily the same every year. For the year ended December 31, 2005, our most significant customers (stated as an approximate percentage of revenue) were Avaya 33% and Sprint 22% compared to the year ended December 31, 2004, of Avaya 38% and MCI 9%. In general, we cannot predict with certainty, which large customers will continue to order. The loss of any of these large customers, or the failure to attract new large customers would likely significantly decrease our revenues and future prospects, which could materially and adversely affect our business, financial condition and results of operations.

We depend upon key members of our employees and management, the loss of which could have a material adverse effect upon our business, financial condition and results of operations.

Our business is greatly dependent on the efforts of the Chief Executive Officer, Mr. Norman E. Corn, Chief Financial Officer, Mr. Patrick E. Delaney, Chief Technology Officer, Mr. William Whitney, and Senior Vice President of Technical Services, Mr. Henry Hill and other key employees, and on our ability to attract key personnel. Other than with respect to Messrs. Corn, Delaney, and Whitney, we do not have employment agreements with our other key employees. Our success depends in large part on the continued services of our key management, sales, engineering, research and development and operational personnel and on our ability to continue to attract, motivate and retain highly qualified employees and independent contractors in those areas. Competition for such personnel is intense and we cannot assure you that we will successfully attract, motivate and retain key personnel. While all of our employees have entered into non-compete agreements, there can be no assurance that any employee will remain with us. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and results of operations. Currently, we do not maintain "key man" insurance policies with respect to any of our employees.

We rely on several contract manufacturers to supply our products. If our product manufacturers fail to deliver our products, or if we lose these suppliers, we may be unable to deliver our product and our sales could be negatively impacted.

We rely on several primary contract manufacturers to supply our products including: PPI Time Zero, CaseTronic Engineering Group, and ACE Electronics, Inc. If these manufacturers fail to deliver our products or if we lose these suppliers and are unable to replace them, then we would not be able to deliver our products to customers. This could negatively impact our sales and have a material adverse affect on our business, financial condition and results of operations.

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

These shares consist of 3,998,990 shares issuable pursuant to currently exercisable options, 4,049,969 shares issuable pursuant to currently exercisable warrants, 1,555,570 shares issuable pursuant to currently convertible preferred stock of 155,557 shares and 2,409,639 shares are issuable pursuant to a convertible debenture. Future sales of substantial amounts of shares in the public or private equity markets, or the perception that such sales could occur, could negatively affect the price of our common stock.

We may be restricted from issuing new equity securities.

In September 2002, we issued shares of Series A Preferred Stock to several investors. Under the terms of the preferred stock, any issuances of equity securities or securities convertible into or exercisable for equity securities require the prior approval of the holders of a majority of the outstanding shares of Series A Preferred Stock. While two of our directors currently own a significant   portion (48.8%) they do not own a majority of the preferred stock. While the Company has been successful in obtaining the consent of a majority of the Series A Preferred Stock when the Board of Directors has requested, there can be no assurance that the Company will continue to be able to obtain such consent. If the Company is unable to obtain this approval, the Company would be prevented from issuing equity securities which would preclude the Company from raising equity financing, utilizing equity based compensation plans and from other actions requiring the issuance of equity securities. In addition, the consent of certain of our existing investors (which consent may not be unreasonably withheld or delayed) is required in connection with certain financings involving (subject to certain exclusions) the issuance of securities in which the purchase price, number of securities, exercise price or conversion rate are subject to future adjustments. Failure to obtain such consent could restrict the Company's ability to avail itself of the benefits of such financings.

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

The Company abandoned the lease space at 48834 Kato Road, Fremont, California in the Bedford Fremont Business Center. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows: $7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60. The Company entered into an abandonment agreement with the landlord in March of 2003. As a result, the Company recorded a one-time charge to Restructuring of $123,510 in the quarter ended March 31, 2003. This amount represents the total lease payments from December 2002 to May 2004 offset by landlords stated sub-lease rental payments.  The Company has not occupied the space since approximately March 2003. In 2004, Management revaluated the status of the then ongoing negotiations and reduced its prior reserve amount by approximately $63,716. Management believes that due to the fact that the landlord leased the property to another tenant and has not responded to the Company’s request for additional information that the final settlement amount will be negligible and therefore wrote off the remaining accrual of  $59,908 at December 31, 2005. However, the Company and Landlord have no settlement agreement in place at this time.

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market For Common Equity and Related Stockholder Matters

Market Information

The Company's common stock, par value $.001 per share (the "Common Stock"), is currently quoted on the OTC Bulletin Board under the symbol "IONN.OB". The following table sets forth the high ask and low bid prices of the Common Stock for the periods indicated as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

 Year Ended December 31, 2005, Quarter Ended

          HIGH

     LOW

March 31, 2005

          $0.27

     $0.17

June 30, 2005

            0.19

       0.09

September 30, 2005

            0.19

       0.11

December 30, 2005

            0.17

       0.07

Year Ended December 31, 2004, Quarter Ended

March 31, 2004

          $0.20

     $0.04

June 30, 2004

            0.14

       0.05

September 30, 2004

            0.37

       0.06

December 30, 2004

            0.44

       0.19

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the fourth quarter of 2005.

Security Holders

As of February 28, 2006 there were 403 holders of record of the Common Stock.

Dividends

The Company has not paid any cash dividends on its Common Stock during the years ended December 31, 2005 and December 31, 2004.  The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

Unregistered Shares

On September 9, 2005 in connection with services performed by a consultant, the Company issued fully vested warrants to purchase 326,087 shares of the Company’s Common Stock at $0.23 per share. The warrants will expire on September 9, 2008.

On December 1, 2005 in connection with services performed by a consultant, the Company issued warrants to purchase 350,000 shares of the Company’s Common Stock at $0.11 per share, which will expire on November 30, 2007. As of December 31, 2005 all shares were fully vested.

Item 6: Management's Discussion and Analysis or Plan of Operation

Overview

The Company’s financial condition improved significantly in 2005 with the Company returning to profitability for the first year since fiscal year 1998. Sales increased 26% to $4,557,764 in 2005 from $3,616,261 in 2004, while net income for 2005 was $182,271 compared to a net loss of $ 249,840 for 2004. Despite the Company's improvement in profitability from 2004 to 2005 cash flows from operations were negative $81,590 for the current year compared to a positive cash flow in 2004 of  $108,279. During 2005, the Company invested over $600,000 in new products, which it expects to fully roll out in 2006.  The Company’s working capital at December 31, 2005 was $306,654 higher than at December 31, 2004 due primarily to a sharp increase in accounts receivable generated by significant sales late in the fourth quarter. The Company continues to have a delicate cash position and while the future viability of the organization has significantly improved, it is necessary for it to continue to strictly manage expenditures and to increase product revenues.

Results Of Operations

Explanatory Note

2005 Compared to 2004

The Company had net income of $182,271 in 2005 compared to a net loss of $249,840 in 2004, for an improvement of $432,111. The improvement was due primarily to an increase in gross margin of $816,711 offset in part by increased operating expenses of $336,529, increased financing costs of $20,882 and reduced income tax benefit of $23,824.

Revenues for 2005 were $4,557,764 as compared to $3,616,261 for 2004, an increase of approximately 26% or $941,503. This increase is attributable mainly to the growth in hardware sales of $610,912 due to the introduction of new products during 2005 which amounted to $808,463 offset in part by the discontinuance of certain legacy products resulting in a $293,990 decline in those product sales compared to 2004. Software and professional services sales increased by $206,974 and $172,354, respectively, and were offset in part by a $76,704 decline in repair and maintenance sales. The Company's increase in gross margin as a percentage of revenue from 60.8% in 2004 to 66.2% in 2005 was due primarily to a $236,812 reduction in the amount of amortization of capitalized software costs.

Research and development expenses, net of capitalized software development, decreased to $523,060 for 2005 from $598,012 for 2004, a decrease of 12.5% or $74,952. This decrease was primarily due to increased capitalized software expenditures of $229,303 offset in part by increased salary and salary related expenses of $218,744 and decreased professional services expenses of $55,140.

Selling, general and administrative (“SG&A”) expenses increased 14.6% from $2,314,834 in 2004 to $2,653,865 in 2005, due primarily to increased salary and salary related expenses of $456,278 and increases for marketing related expenses for outside services of $29,724.  The SG&A salary related expense increase was due primarily to the transfer of one executive from R&D (an increase of $172,500), $112,200 in increased sales commissions, a headcount increase of $110,000 for marketing and salary increases of $61,578. These increases were offset in part by decreases to legal fees of $88,757 and insurance expense of $87,764.

Depreciation was $9,872 for 2005 compared to $57,325 for 2004, a decrease of $47,453 primarily because the Company did not purchase depreciable fixed assets at a rate equal to prior periods for communications and computer equipment.

The Company acquired a corporation business tax benefit certificate pursuant to New Jersey law, which relates to the surrendering of unused net operating losses. For 2005 and 2004, the Company received a benefit of $299,007 and $322,831, respectively.

During 2005 the Company recognized benefits from restructuring in the amount of $59,908 compared to $180,533 for 2004.

Financial Condition And Capital Resources

The Company's working capital balance as of December 31, 2005 was $679,515 compared to $372,861 as of December 31, 2004.

Net cash used in operating activities during 2005 was $81,590, compared to net cash provided by in operating activities of $108,279 during 2004. This $189,869 difference was due primarily to a $264,676 increase in accounts receivable and a $284,265 reduction in depreciation and amortization, offset by a $432,111 increase in net income between 2004 and 2005.

Net cash used in investing activities during 2005 was $627,991 compared to net cash used of $321,963 in 2004. The increase of $306,028 was due to an increase of capitalized software expenditures in 2005 to $600,673 compared to $310,223 in 2004 for new products expected to be fully rolled out in 2006

Net cash provided by financing activities during 2005 was $618,486, compared to $143,410 provided during 2004. The increase was primarily related to the sale of common stock and warrants to purchase common stock in 2005, for which the Company received net proceeds of $657,659.

Off-Balance Sheet Arrangements

As of February 22, 2006, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

Inventories, net -

Inventories are stated at the lower of cost (average cost) or market. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If our estimate of future demand is not correct or if its customers place significant order cancellations, inventory reserves could increase from our estimate. We may also receive orders for inventory that has been fully or partially reserved. Our inventory carrying costs are not material; thus we may not physically dispose of reserved inventory immediately.

Capitalized Software -

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Capitalized costs are amortized to cost of sales by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.  There was no adjustment in the amount of amortization expense in 2005.

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

Item 7: Financial Statements

The financial statements required hereby are located on pages 36 through 53.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

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

Item 8B: Other Information

None

Part III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:

Name

Age

Position Held with the Company

Norman E. Corn

59

Chief Executive Officer and Director

Patrick E. Delaney

52

Chief Financial Officer

William Whitney

51

Chief Technology Officer and

Vice President of Research and Development

Stephen M. Deixler

70

Chairman of the Board of

Directors

Harry F. Immerman

62

Director

Frank S. Russo

63

Director

Henry A. Hill

46

Senior Vice President of Technical Services

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

STEPHEN M. DEIXLER has been Chairman of the Board of Directors since May 1982 and served as Chief Executive Officer of the Company from April 1996 to May 1997. He was President of the Company from May 1982 to June 1985 and served as Treasurer of the Company from its formation in 1982 until September 1993. During the period since March 2003 to September 2003, Mr. Deixler served as the interim Chief Financial Officer of the Company. He also serves as Chairman of the Board of Trilogy Leasing Co., LLC and President of Resource Planning Inc. Mr. Deixler was the Chairman of Princeton Credit Corporation until April 1995.

HARRY F. IMMERMAN joined the ION Network Board of Directors in October, 2004. Mr. Immerman retired from PricewaterhouseCoopers LLP (“PwC”) in July, 2003, having worked at the firm since July, 1966. He became a partner in the firm on October 1, 1973.  During his career with PwC, he served in several management and client service positions. Mr. Immerman served as the Global Tax Leader for the Pharmaceutical Industry Sector from 1999 to 2003, the National Director of Industry Programs from 1996 to 1999 and as the Partner-in-Charge of the New York Metro Region and New York office tax department from 1983 to 1993. From 1983 to 1995, he also was a member of the Firm Council, the partner group responsible for management oversight and governance. Mr. Immerman served as the client service tax partner on large multinational companies pharmaceutical and telecommunication enterprises.

FRANK S. RUSSO has served as a director of the Company since November 2000. Mr. Russo was with AT&T Corporation from September 1980 to September 2000 and most recently served as its Corporate Strategy and Business Development Vice President. While at AT&T, Mr. Russo held a number of other management positions including that of General Manager, Network Management Services from which he helped architect and launch AT&T's entry into the global network outsourcing and professional services business. Mr. Russo retired from AT&T in 2000. Prior to joining AT&T, Mr. Russo was employed by IBM Corporation in a variety of system engineering, sales and sales management positions. Mr. Russo served on the Board of Directors of Oak Industries, Inc., a manufacturer of highly engineered components, from January 1999 to February 2000, and currently serves on the Board of Directors of Retail Solutions, a private e-commerce company headquartered in Waltham, Massachusetts.

HENRY A. HILL has served as Senior Vice President of Technical Services since August 31, 2004. Prior to joining ION, from 200X to 2004 Mr. Hill was Vice President of Client Services and Operations at Fast Track Systems, Inc., a Pennsylvania-based global provider of protocol design and clinical trial software for the pharmaceutical industry. Mr. Hill served as Chief Operating Officer at both Liquent, Inc., a software company that provides electronic publishing solutions and TCG Software, Inc., an offshore software services organization providing custom development to large corporate enterprises in the US. Mr. Hill has also held client services, operations, and technology management positions with global organizations including Accenture and Sea-Land Service.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. Copies of these reports are also required to be delivered to the Company.

The Company believes, based solely on its review of copies of such reports received or written representations from certain Reporting Persons, that during 2005 Mr. Deixler failed to file Forms 4s with respect to the reporting of various stock options granted to him and with respect to the issuance of a convertible debenture to him and Mr. Russo and Mr. Whitney failed to file various Forms 4s with respect to the reporting of various stock options granted to them.

Code of Ethics

The Company has a Code of Ethics in place for all of its employees. A copy of the Company's Code of Ethics will be provided free of charge, upon written request to ION Networks, Inc 120 Corporate Blvd., South Plainfield, NJ 07080.

Item 10: Executive Compensation

The following table sets forth the compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other two most highly compensated executive officers during the year ended December 31, 2005 (the "Named Executive Officers") for services rendered in all capacities to the Company.

Summary Compensation Table

                                   Annual Compensation

               Long-term Compensation

                              Awards

Payouts

Other

Annual

Compen-

Securities

All Other

Principal

sation

Underlying

Compen-

Position

Year

Salary($)

Bonus($)

($)

Options (#)

sation($)/

Norman E. Corn/                2005

235,800/(1)

30,000

9,296

      --  --

Chief Executive

2004

217,400/(1)

20,000

1,723

1,550,000

--

Officer

Patrick E. Delaney             2005

210,800/(1)

27,500

4,500

    --

--

Chief Financial

2004

181,400/(1)              10,000

4,125

800,000

Officer

William Whitney

2005

155,000

12,500

--

    --

--

Vice President &

2004

150,000

--

--

400,000

--

Chief Technology

Henry A. Hill

2005

150,000

12,500

--

    --

--

2004

50,577(2)

   --

--

500,000

14,000

(1) Includes $10,800 in auto allowance.

(2) Mr. Hill joined the Company on 8/31/04. Pursuant to his employment agreement, he received a base salary of $150,000 for the year ended December 31, 2004.

Option Grants for the Year Ended December 31, 2005

No stock options were granted during 2005 to the Named Executive Officers:

Aggregated Option Exercises for Year Ended December 31, 2005

And Year Ended Option Values

No stock options were exercised during 2005 by any of the Named Executive Officers. The following table sets forth the number and value of unexercised options held by each of the Named Executive Officers on December 31, 2005.

Value of

Number of

Unexercised

Securities Underlying

In-the-Money

Unexercised Options

Options at

at FY-End (#)

FY-End($)/(1)/

Name

Exercisable/Unexercisable

Exercisable/Unexercisable

Norman E. Corn

1,550,000/0

126,500/0

Patrick E. Delaney

800,000/0

44,000/0

William Whitney

500,000/214,500

11,000/0

Henry A. Hill

211,250/288,750

2,113/2,887

(1) The average price for the Common Stock as reported by the OTC Bulletin Board on December 31, 2005, was $0.17 per share. Value is calculated on the basis of the difference between the option exercise price and $0.17 multiplied by the number of shares of Common Stock underlying the options.

Compensation of Directors

Each year, Directors who are not also employees of the Company ("Non-Employee Directors") receive fully vested options to purchase 10,000 shares of Common Stock. Non-Employee Directors are also granted fully vested options to purchase an additional 1,500 shares of Common Stock for each meeting they attend of the Board or of a Board committee on which they serve. Options are granted at exercise prices per share equal to the fair market value of the common stock on the date of the grant.  In addition, the Company reimburses all Non-Employee Directors traveling more than fifty miles to a meeting of the Board of Directors for all reasonable travel expenses

Employment Contracts, Termination of Employment and Change of Control Arrangements

The Company is party to an employment agreement with Norman E. Corn dated August 15, 2003, as amended effective November 10, 2004, which has no specific stated termination date. Pursuant to the agreement Mr. Corn serves as Chief Executive Officer at the will of the Company. Mr. Corn’s annual base salary during 2005 was $225,000. In addition, he receives a monthly car allowance of $900 plus reimbursement for life and disability insurance. On January 28, 2004, the Company awarded Mr. Corn 800,000 fully vested incentive stock options to purchase common stock at $0.115 per share and 750,000 fully vested non-qualified stock options to purchase common stock at $0.06 per share. If the Company terminates Mr. Corn’s employment it is obligated to make a severance payment equal to 18 months of his then current annual salary.

The Company is party to an employment agreement with Patrick E. Delaney dated September 15, 2003, as amended effective November 10, 2004, which has no specific stated termination date. Pursuant to the agreement Mr. Delaney serves as Chief Financial Officer at the will of the Company. Mr. Delaney’s annual base salary during 2005 was $200,000. In addition, he receives a monthly car allowance of $900 plus reimbursement for life and disability insurance. On January 28, 2004, the Company awarded Mr. Delaney 800,000 fully vested incentive stock options to purchase common stock at $0.115 per share and 250,000 fully vested non-qualified stock options to purchase common stock at $0.045 per share. If the Company terminates Mr. Delaney’s employment, it is obligated to make a severance payment equal to 18 months of his then current annual salary.

The Company is party to an employment agreement with William Whitney dated March 11, 2002, which has no specific stated termination date..  Pursuant to the agreement, Mr. Whitney receives a base salary of $155,000 per year. Pursuant to the agreement, Mr. Whitney was granted incentive stock options at the time the agreement was entered into, entitling him to purchase 100,000 shares of the Company's Common Stock at $0.70 per share, and he was made eligible to participate thereafter in the Company’s stock option plans.  The initial options granted pursuant to the agreement vested as follows: 34,000 on March 11, 2003 and 8,250 at the end of each three month period thereafter, with the last options vesting on March 11, 2005. If the Company terminates Mr. Whitney’s employment, it is obligated to make a severance payment equal to six months of his then current annual salary.

The Company entered into an employment agreement with Henry A. Hill dated August 31, 2004, which has no specific stated termination date..  Pursuant to the agreement, Mr. Hill receives a base salary of $150,000 per year. Pursuant to the agreement, Mr. Hill was granted incentive stock options to purchase 500,000 shares of the Company's Common Stock at $0.16 per share.  These options vested as follows: 170,000 on August 30, 2005 and 41,250 at the end of each three month period thereafter, with the last options vesting on August 30, 2007.  If the Company terminates Mr. Hill’s employment, it is obligated to make a severance payment equal to six months of his then current annual salary. Effective January 1, 2006 Mr. Hill receives a monthly car allowance of $600.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2005

(c)

Number of securities

(a)

(b)

remaining available for

Number of securities to

Weighted-average

future issuance under

be issued upon exercise

exercise price of

equity compensation plans

of outstanding options,

outstanding options,

(excluding securities

warrants, and rights

warrants, and rights

reflected in column (a))

Plan Category

Equity compensation plans approved by

4,139,831

0.27

1,752,169

security holders/(1)/

Equity compensation plans not approved

1,349,087

0.7

-

by security holders/(2)/

Total

5,488,918

0.48

1,752,169

 (1) Shareholder Approved Plans

In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During 2005 and 2004, the Company granted options to purchase 170,000 and zero shares, respectively, under the 2000 Plan. As of December 31, 2005, 2,736,000 options were outstanding under the 2000 Plan, of which 2,062,750 options were exercisable.

In June 1998, the Company adopted its 1998 Stock Option Plan (the "1998 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During 2005 and 2004, the Company granted options to purchase 62,500 and zero shares, respectively, under the 1998 Plan. As of December 31, 2005, 1,378,831 options were outstanding under the 1998 Plan, of which 1,033,000 options were exercisable. On January 23, 2006 the Company granted 1,335,000 shares under the 1998 Plan. As of February 28, 2006, 2,710,831 options were outstanding under the 1998 Plan, of which 1,375,831 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1994 Plan, as amended, is 1,250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During 2005 and 2004, there were no option grants provided under the 1994 Plan. As of December 31, 2005, 25,000 options were outstanding and exercisable under the 1994 Plan.

During the years ended 2005 and 2004, there were no options granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.

(1)

Non-Shareholder Approved Plans and Awards

During 2005 the Company granted warrants to purchase 676,087 shares of Common Stock outside of the shareholder approved plans. The awards have been made to employees, directors and consultants, and except as noted below, have been granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has not reserved a specific number of shares for such awards. The non-shareholder approved awards are more specifically described below.

On January 23, 2006, the Company adopted its 2006 Stock Option Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2006 Plan is 300,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006 the Company granted 1,335,000 shares under the 2006 Plan, subject to shareholder approval at the next shareholder meeting. As of February 28, 2006, 1,335,000 options were outstanding under the 2006 Plan, none of which were exercisable.

On September 9, 2005 in connection with services performed by a consultant, the Company issued fully vested warrants to purchase 326,087 shares of the Company’s Common Stock at $0.23 per share. The warrants will expire on September 9, 2008.

On December 1, 2005 in connection with services performed by a consultant, the Company issued warrants to purchase 350,000 shares of the Company’s Common Stock at $0.11 per share, which will expire on November 30, 2007. As of December 31, 2005 all options were fully vested.

In January 2004, the Company issued options to certain officers to purchase 1,000,000 shares of the Company’s Common Stock, which vested immediately. The exercise price of the options ranged from $0.045 to $0.06. At December 31, 2005, 750,000 options were outstanding and exercisable.

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

On March 19, 1999, the Company issued options to certain consultants and employees to purchase an aggregate of 20,000 shares of the Company's Common Stock, all of which vested on the first year anniversary of the date of grant.  A balance of 10,000 options expired unexercised on March 18, 2005.

On September 25, 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's Common Stock, of which 420,000 vested immediately and 100,000 vested on April 1, 1998 and 1999. The options expire ten years from the date of grant. However, in the event of (a) the liquidation or dissolution of the Company or (b) a merger in which the Company is not the surviving corporation or a consolidation involving the Company, the options shall terminate, unless other provision is made in the transaction. The exercise price of the options was $1.156 and equaled the market value of the Company's Stock on the date of grant. At December 31, 2005, none of the options were outstanding and exercisable pursuant to a Final Settlement Agreement and Mutual Release executed on October 11, 2005.

Beneficial Ownership Information

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 2006 by each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% percent or more of the Company's Common Stock, and by the Company's directors and named executive officers, both individually and as a group.  Unless otherwise noted, the address of each person in the table is c/o the Company, 120 Corporate Blvd., S. Plainfield, New Jersey 07080.

As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from February 28, 2006 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights (including conversion from Preferred Stock) which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 27,050,044 shares of Common Stock and 155,557 shares of Preferred Stock outstanding as of February 28, 2006.

Common Stock

Percent of Class

Norman E. Corn

1,815,000/(1)/

6.3%

Patrick E. Delaney

1,300,000/(2)/

4.5%

Stephen M. Deixler

3,506,380/(3)/

12.8%

Harry F. Immerman

75,000/(4)/

*

Frank  S. Russo

   383,280/(5)/

1.3%

William Whitney

   851,704/(6)/

3.0%

Henry A. Hill

   750,000/(8)/

Directors and Executive Officers as a

8,876,070

31.0%

group 7 persons)

5% or more beneficial owners:

AWM Investment Company

10,387,268/(7)/

36.3%

153 East 53rd Street, 55th Floor

New York, NY 10022

(1)  Includes 1,800,000 shares of Common Stock subject to options of which 1,550,000 are currently exercisable.

(2)  Includes 1,050,000 shares of Common Stock subject to options of which 800,000 are currently exercisable.

(3)   Does not include 69,677 shares of Common Stock owned by Mr. Deixler's wife, mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 480,560 shares of Common Stock subject to conversion from 48,056 shares of Preferred Stock within 60 days of February 28, 2006 and 141,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2006. Includes 2,409,639 shares issuable pursuant to conversion of a $200,000 debenture.

(4)   Consist of 75,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2006.

(5)   Includes 277,780 shares of Common Stock subject to conversion from 27,778 shares of Preferred Stock within 60 days of February 28, 2006 and 86,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2006.

(6)  Includes 38,890 shares of Common Stock subject to conversion from 3,889 shares of Preferred Stock within 60 days of March 15, 2004 and 750,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2006.

(7)  Includes currently exercisable warrants to purchase 3,325,882 shares of common stock.

(8)  Includes 750,000 shares of Common Stock subject to options of which 211,250 are currently exercisable.

*Indicates ownership of Common Stock of less than one (1%) percent of the total issued and outstanding Common Stock on February 28, 2006.

Item 12: Certain Relationships and Related Transactions

During 2005, certain officers and directors advanced to the Company a total of $160,500 without interest being accrued or paid. Upon closing of debt and equity financings, the Company repaid these advances.

During April 2000, the Company made a $750,000 loan (the “Loan”) to the former Chief Executive Officer (the “Former CEO”) of the Company. At the time, the Company was contemplating a secondary public offering and potential mergers and acquisitions opportunities and issued the loan in exchange for the Former CEO not exercising his stock options at that time.  At the time, the Company had sufficient cash and it was contemplated that the Loan would be repaid within one year.  The Loan accrued interest at a rate of LIBOR plus 1%. This Loan became due by its terms thirty days after the Former CEO resigned his position at the Company effective September 29, 2000.  Following a series of loan amendments, extensions and collections, the total amount, including accrued interest, owed to the Company by the Former CEO at December 31, 2003 was approximately $175,154, which amount was disputed by the Former CEO.  During October 2005 the Company executed a Final Settlement Agreement and Mutual Release and received $32,500 as full and final settlement of all outstanding claims against the Former CEO.

On March 29, 2004, the Company agreed to a final separation agreement with its former President and Chief Executive Officer.  As part of the agreement, the Company agreed to accept the return of 2,000,000 shares of the Company’s common stock as full payment for the former officers’ total indebtedness to the Company of $294,493.  In addition, the former officer released the Company from any obligations, which may have arisen from the separation of the officer from the Company.  On October 14, 2004, the Company agreed to a final separation agreement with, its former Executive Vice President and Chief Operating Officer.  As part of the agreement, the Company agreed to accept the return of 600,000 shares of the Company’s common stock as full payment for the former officers’ total indebtedness to the Company of $216,926.  In addition, the former officer released the Company from any obligations, other than the sum of $8,000 to cover certain expenses which may have arisen from the separation of the officer from the Company.

On August 5, 2004, the Company issued, for $200,000 cash, a convertible debenture (the “Debenture”) to Mr. Deixler, the Chairman of the Company’s Board of Directors.  The Debenture matures on August 5, 2008 and bears interest at five (5%) percent per annum, compounded annually.  The principal amount of the Debenture is convertible into shares of the Company’s common stock, $.001 par value at a conversion price equal to $0.083 per share (the “Conversion Price”), which is equal to the ten (10) day average of the closing prices of the Company’s common stock, as quoted on the OTC Bulletin Board during the five (5) trading days immediately prior to and subsequent to August 5, 2004.  The principal amount of the Debenture is convertible at the Conversion Price at the option of the holder, or after August 5, 2005 at the Company’s option if the Company’s common stock trades at a price of at least $0.166 for twelve (12) trading days in any fifteen (15) trading day period.  The Company is also entitled to prepay the principal amount of the Debenture, at any time after August 5, 2005, but shall be required to pay a premium of two (2%) percent in the second year after issuance of the Debenture of the principal amount prepaid, for prepayments made during that period.  The Company had granted certain “piggyback” registration rights to the holder to register for resale the shares issuable upon conversion of the Debenture and Mr. Deixler exercised his registration rights and the underlying shares of 2,400,960 were registered pursuant to the SB2 filing which went effective on August 9, 2005. In 2005 and 2004, the Company recorded $9,951 and $4,167 of related party interest expense as part of the statement of operations, respectively.

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit

      No.           Description

      -------       ---------

       3.1          Certificate of Incorporation of the Company, as amended through               December 31, 2005. *

       3.2          By-Laws of the Company./(1)/

 4.1          1994 Stock Option Plan of the Company. *

       4.2          1998 Stock Option Plan of the Company./(1)/+

 4.3          2000 Stock Option Plan of the Company. *

       4.4          Form of Warrant Agreement dated July 17, 2001./(3)/+

 4.5          Form of Warrant Agreement dated January 4, 2002./(3)/

4.7          Convertible Debenture dated August 5, 2004./(9)/

4.8          2006 Stock Option Plan of the Company.*

4.9          Warrant Agreement by and between the Company and Creso Capital Partners dated September 9, 2005. *

4.10          Form of Warrant Agreement by and between the Company and Mehrdad                      Nadooshan dated November 30, 2005. *

10.1          Equipment Lease Agreements dated October 29, 2003

                    by and between the Company and GE Capital

                    Corporation. /(11)/

10.2          Stock Purchase Agreement dated August 11, 2000 by and

                    between the Company and the parties identified therein./(2)/

10.3          Purchase Agreement by and between the Company and the

                    Selling Shareholders set forth therein dated February 7,

                    2002./(4)/

      10.4          Severance Agreement dated September 2, 2004 by and between the

                    Company and William Whitney. /(11)/ +

      10.5          Severance Agreement dated September 2, 2004 by and between the

                    Company and Henry Gold. /(11)/+

      10.6          Employment Agreement dated August 31, 2004 by and between the

              Company and Henry A. Hill. /(10)/+

10.7          Employment Agreement dated February 25, 2002, between the Company and William Whitney./(6)/+

10.8          Amended and Restated Employment Agreement dated September 8, 2003,

              between the Company and Norman E. Corn./(7)/+

      10.9          First Amendment to the Amended and Restated Employment Agreement

                    dated September 8, 2003 by and between the Company and Norman E.

                 Corn dated November 10, 2004. /(11)

      Exhibit

      No.           Description

      -------       ---------

10.10         Employment Agreement dated September 15, 2003, between the Company and Patrick E. Delaney./(5)/+

      10.11         First Amendment to the Employment Agreement dated September 15,

                    2003 by and between the Company and Patrick E. Delaney dated

                    November 10, 2004. /(11)/+

      10.12         Option Agreement dated January 28, 2004 by and between the Company and Norman E. Corn. /(11)/+

      10.13         Option Agreement dated January 28, 2004 by and between the Company and Patrick E. Delaney. /(11)/+

10.14         Lease Agreement dated July 21, 2003 by and between the Company and

              116 Corporate Boulevard, LLC, Inc. /(8)/

10.15         Separation Agreement dated March 29, 2004 between the Company and

              Kam Saifi. /(11)/

10.16         Separation Agreement dated October 14, 2004 between the Company and Cameron Saifi. /(11)/

      10.17         Agreement dated February 25, 2005 by and between the Company and

                    Sprint/Untied Management Company. /(11)/

      10.18         Agreement dated October 28, 2004 by and between the Company and

                    General Dynamics Network Systems. /(11)/

10.19         Final Settlement Agreement dated October 11,2005 between the Company and Mr. Gray. *

21.1          List of Subsidiaries./(11)/

      23.1          Independent Auditors Consent. *

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

              Act of 2002.*

32.2          Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley

              Act of 2002.*

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.

(2) Incorporated by reference to the Company’s Annual report on Form 10-KSB filed on June 29, 2001.

(3) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, as filed on July 1, 2002.

(4) Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on March 4, 2002.

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 17, 2003.

(6) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed on April 15, 2003.

(7) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on September 12, 2003.

(8) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2003.

(9) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2004.

(10) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 2004

(11) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2004.

* Filed herewith

+ Management contract for compensatory plan or arrangement

(b) Reports on Form 8-K

On November 23, 2005, the Company filed a report on Form 8-K, reporting the appointment of Mr. Norman E. Corn, the Company’s CEO, to the Board of Directors.

On September 30, 2005, the Company filed a report on Form 8-K, reporting the entry into an asset based revolving credit facility (the “Credit Agreement”), for $2.5 million with Bridge Bank, N.A.

On April 5, 2005, the Company filed a report on Form 8-K, the entry into a material agreement to sell equity securities.

On March 25, 2005, the Company filed a report on Form 8-K, reporting the Company’s results for December 31,2004.

On March 2, 2005, the Company filed a report on Form 8-K, reporting a three-year Master Purchase and Reseller Agreement with Sprint/United Management Company.

Item 14.  Principal Accountant Fees and Services

      Year Ended

        Year Ended

December 31, 2005

December 31, 2004

Audit Fees

              $85,950

              $60,500

Audit Related Fees

           0                                                        0

Tax Fees

           0

           0

All Other Fees

           0                                                        0

The audit committee has adopted a procedure under which all fees charged by Marcum and Kliegman LLP must be pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2006

ION NETWORKS, INC.

By:

 /s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer and

Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2006:

Signature

Title

/s/ Norman E. Corn

Chief Executive Officer and Director

Norman E. Corn

/s/ Patrick E. Delaney

Chief Financial Officer and Principal Accounting

Patrick E. Delaney

Officer

/s/ Stephen M. Deixler

Chairman of the Board of Directors

Stephen M. Deixler

/s/ Harry F. Immerman

Director

Harry F. Immerman

/s/ Frank S. Russo

Director

Frank S. Russo

ION Networks, Inc. and Subsidiary Consolidated Financial Statements

For the Years Ended December 31, 2005 and 2004

ION Networks, Inc. and Subsidiary

Index to Consolidated Financial Statements

For the Year Ended December 31, 2005 and 2004

 Page(s)

Report of Independent Registered Public Accounting Firm

35

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2005

36

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004

37

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004

38

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004

         39-40

Notes to Consolidated Financial Statements

        41-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

ION Networks, Inc.

South Plainfield, New Jersey

We have audited the accompanying consolidated balance sheet of ION Networks, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ION Networks, Inc. and Subsidiary as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York

February 10, 2006

ION Networks, Inc. and Subsidiary

Consolidated Balance Sheet

December 31, 2005

Assets

Current assets
Cash and cash equivalents	$ 196,342
Accounts receivable, net of allowance for doubtful accounts of $16,520	1,023,914
Inventories, net	526,078
Prepaid expenses and other current assets	75,379
Total current assets	1,821,713

Property and equipment, net	29,293

Capitalized software, net	891,676
Deferred financing costs, net	57,436
Other assets	22,911
Total assets	$ 2,823,029

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 436,349
Accrued expenses	265,567
Accrued payroll and related liabilities	260,762
Current portion of long-term debt	2,410
Deferred income	167,110
Other current liabilities	10,000
Total current liabilities	$ 1,142,198

Long-term liabilities
Convertible debenture – related party	214,118
Long term debt, net of current portion	9,528
Total long-term liabilities	223,646
Total liabilities	$ 1,365,844

Commitments and contingencies

Stockholders’ equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares, 200,000 shares designated Series A; 155,557 shares issued and outstanding (Aggregate Liquidation Preference $280,003)	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 27,050,044 shares issued and outstanding	27,051
Additional paid-in capital	44,840,882
Deferred compensation	(16,597)
Accumulated deficit	(43,394,307)
Total stockholders’ equity	1,457,185
Total liabilities and stockholders’ equity	$ 2,823,029

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004

Net sales	$ 4,557,764	$ 3,616,261

Cost of sales	1,542,395	1,417,603
Gross margin	3,015,369	2,198,658

Research and development expenses	523,060	598,012
Selling, general and administrative expenses, including $ 770 and $58,750 of non-cash stock based compensation for the years ended December 31, 2005 and 2004, respectively	2,653,865	2,314,834
Depreciation	9,872	57,325
Restructuring and other credits	(59,908)	(180,533)
Loss from operations	(111,520)	(590,980)

Other income	15,339	25,810
Interest income/(expense)- related party	(9,951)	(4,167)
Interest income/(expense)(1)	(10,604)	(3,334)
Loss before income taxes	(116,736)	(572,671)

Income tax benefit	299,007	322,831

Net income/(loss)	$ 182,271	$ (249,840)

Per share data:
Net income (loss) per share
Basic	$ 0.01	$ (0.01)
Diluted	$ 0.01	$ (0.01)

Weighted average number of common shares outstanding
Basic	25,970,265	23,294,325
Diluted	31,027,880	23,294,325

(1) Includes amortization of deferred financing costs of $8,122 and $0 in 2005 and 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004

Cash flows from operating activities
Net income/(loss)	$ 182,271	$ (249,840)

Adjustments to reconcile net income/(loss) to net cash from operating activities:
Restructuring and other charges	(59,908)	(180,533)
Depreciation and amortization	125,220	409,485
Provision for inventory reserve	(45,749)	(48,880)
Other liabilities	-	(39,171)
Non-cash stock-based compensation	770	58,750
Interest on convertible debt- related party	9,951	-
Interest income from notes receivable from former officers	-	(24,884)
Amortization of deferred financing costs	8,122	-
Changes in operating assets and liabilities:
Accounts receivable	(445,423)	(180,747)
Inventories	31,097	239,496
Prepaid expenses and other current assets	3,057	49,702
Other assets	(10,075)	465
Accounts payable	81,747	126,723
Accrued expenses	(64,421)	(36,305)
Accrued payroll and related liabilities	100,913	57,019
Deferred income	6,898	(40,093)
Sales tax payable	(6,060)	(32,908)

Net cash (used in) provided by operating activities	(81,590)	108,279

Cash flows from investing activities
Acquisition of property and equipment	(27,318)	(11,740)
Capitalized software expenditures	(600,673)	(310,223)

Net cash used in investing activities	(627,991)	(321,963)

Cash flows from financing activities
Principal payments on debt and capital leases	2,686	(67,840)
Advances from related parties	160,500	-
Repayment of advances from related parties	(160,500)	-
Borrowings from revolving credit facility	200,000	-
Repayment of borrowings from revolving credit facility	(200,000)	-
Issuance of convertible debenture	-	200,000
Proceeds from issuance of common stock, net	657,659	-
Deferred financing costs	(41,859)	-
Proceeds from the exercise of stock options	-	11,250

Net cash provided by financing activities	618,486	143,410

Net decrease in cash and cash equivalents	(91,095)	(70,274)

Cash and cash equivalents – beginning of year	287,437	357,711

Cash and cash equivalents – end of year	$ 196,342	$ 287,437

Supplemental disclosure of cash flow information
Cash paid during period for interest	$ 2,618	$ 3,334

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2005 and 2004

	Preferred		Common		Additional Paid-In Capital	Accumulated Deficit
	Shares	Stock	Shares	Stock

Balances, December 31, 2003	166,835	$ 167	24,875,500	$ 24,876	$ 44,585,740	$ (43,326,738)

Net loss						(249,840)

Conversion of preferred stock to common stock	(8,500)	(9)	85,000	85	(76)

Issuances of common stock upon exercise of options			250,000	250	11,000

Notes receivable from former officers – accrued interest

Cancellation of restricted shares from former officers			(2,600,000)	(2,600)	(508,819)

Non-cash stock-based compensation issued to officers					58,750

Balances, December 31, 2004	158,335	$ 158	22,610,500	$ 22,611	$ 44,146,595	$ (43,576,578)

Net income						182,271

Conversion of preferred stock to common stock	(2,778)	(2)	27,780	27	(25)

Issuances of common stock upon sale			4,411,764	4,413	653,246

Issuances of warrant to pay for consulting services					17,319

Deferred financing costs					23,699

Non-cash stock-based compensation issued to consultant					48

Balances, December 31, 2005	155,557	$ 156	27,050,044	$ 27,051	$ 44,840,882	$ (43,394,307)

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2005 and 2004

	Notes Receivable from former Officers	Deferred Compensation	Total Stockholders’ Equity

Balances, December 31, 2003	$ (486,535)	$ -	$ 797,510

Net loss			(249,840)

Issuances of common stock upon exercise of options			11,250

Notes receivable from former officers – accrued interest	(24,884)		(24,884)

Cancellation of restricted shares from former officers	511,419		-

Non-cash stock-based compensation issued to officers			58,750

Balances, December 31, 2004	$ -	$ -	$ 592,786

Net income			182,271

Conversion of preferred stock to common stock Issuances of common stock upon sale			-

Issuances of common stock upon sale			657,659

Issuance of warrant to pay for consulting services		(17,319)	-

Deferred financing costs			23,699

Non-cash stock-based compensation issued to consultant		722	770

Balances, December 31, 2005	$ -	$ (16,597)	$ 1,457,185

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

The Company

ION Networks, Inc. and subsidiary (the "Company"), a Delaware corporation founded in 1999 through the combination of two companies -- MicroFrame, a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland (originally founded in 1994), designs, develops, manufactures and sells network and information security and management products to corporations, service providers and government agencies. The Company's hardware and software suite of products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION's products operate in the IP, data center, telecommunications and transport, and telephony environments and are sold by a direct sales force and indirect channel partners mainly throughout North America and Europe.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and ION Networks, NV, a wholly-owned inactive subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts Receivable

Accounts receivable are reduced by an allowance to estimate the amount that will actually be collected from our customers.  If the financial condition of customers were to materially deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventories, net

Inventories are stated at the lower of cost (average cost) or market. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If the Company’s estimate of future demand is not correct or if its customers place significant order cancellations, inventory reserves could increase from the Company’s estimate. The Company may also receive orders for inventory that has been fully or partially reserved.

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

Capitalized Software

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Capitalized costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

The Company capitalized $600,673 and $310,223 of software development costs for the year ended December 31, 2005 and 2004, respectively. Amortization expense totaled $115,348 and $352,160 for the years December 31, 2005 and 2004, respectively.

Research and Development Costs

The Company charges all costs incurred to establish the technological feasibility or enhancement of a product to research and development expense in the period incurred.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred approximately $35,000 and $30,000 in advertising costs for the year ended December 31, 2005 and 2004, respectively.

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

In addition, the Company sells internally developed stand-alone finished software packages (“PRIISMS Software”), which permit end-users to monitor, secure and administer voice and data communications networks.  The software packages permit the customer to utilize the PRIISMS software pursuant to the terms of the license. Other than during an initial ninety-day warranty period from the date of shipment, the purchaser is not entitled to upgrades/enhancements or services that can be attributable to a multi-element arrangement. In addition, the customer does not have any rights to exchange or return the software. Since the software package sale does not require significant production, modification or customization, the Company recognizes revenue at such time the product is shipped and collectibility is probable in accordance with the accounting guidance under Statement Position 97-2, “Software Revenue Recognition”.

The Company sells separate customer maintenance contracts and maintenance revenue is recognized on a straight-line basis over the period the service is provided, generally one year. On some occasions, maintenance is provided on a time and material basis in which case revenue is recognized upon shipment of the repaired item.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

 Shipping and Handling Costs

Shipping and handling costs incurred are billed to the customer and netted as part of cost of sales.

Fair Value of Financial Instruments

The carrying value of items included in working capital and debt approximates fair value because of the relatively short maturity of these instruments.

Net Income/(Loss) Per Share of Common Stock

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

	For the years ended
	Dec. 31, 2005**	Dec. 31, 2004*
Weighted average common shares outstanding, basic	25,970,265	23,294,325
Incremental shares of common stock equivalents	1,088,296	-
Conversion of preferred stock to common stock	1,559,680	-
Conversion of convertible debenture to common stock	2,409,639	-
Weighted average common shares outstanding, diluted	31,027,880	23,294,325

* Potential common shares of 9,327,672 for the year ended December 31, 2004, were excluded from the computation of diluted earnings per share, as their inclusion would be anti dilutive.

** Potential common shares of 1,250,019 for the year ended December 31, 2005, were excluded from the computation of diluted earnings per share, as their exercise prices were greater than the average market price of the common stock during the period.

Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” issued in December 2002. Under APB Opinion No. 25, compensation expense is based on the difference, if any, generally on the date of grant, between the fair value of our stock and the exercise price of the option.  Equity instruments issued to non-employee vendors are recorded in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees from Acquiring, or in Conjunction with Selling, Goods and Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the date on which the counter party’s performance is complete.

The Company issued certain stock options in 2005. The fair value of each option grant for the Company’s common stock is estimated on the date of the grant using the Black Scholes option-pricing model. The assumptions used to value the 2005 options issued are as follows:

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Expected Volatility	233.00%
Risk-free interest rate	4.00
Expected option lives	5.00 years

If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards, consistent with the provisions of SFAS No. 123, the Company's net income/(loss) and basic and diluted net loss per share would have been negatively impacted the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004

Net income (loss) as reported	$ 182,271	$ (249,840)

Add: Stock based compensation expense included in net income (loss)	770	58,750

Deduct: Stock based employee compensation determined under the fair value method	(147,018)	(454,493)
Pro forma net income (loss)	$ 36,023	$ (645,583)

Basic and diluted net income (loss) per share of common stock
As reported	$ 0.01	$ (0.01)
Pro forma	$ 0.00	$ (0.03)

Income Taxes

Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities.  A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of December 31, 2005 is $10,000.

For the years ended
	December 31, 2005	December 31, 2004
Balance at beginning of the year	$ 10,000	$ 48,388
Change in liability due to preexisting warranty	-	(38,388)
Balance at the end of the year	$ 10,000	$ 10,000

3.  Restructuring and Other Credits

The total amount of restructuring and other credits for the years ended December 31, 2005 and 2004 was $59,908 and $180,533, respectively.

In March 2003, the Company abandoned its leased space in Fremont, California and entered into an abandonment agreement with the landlord. As a result, the Company recorded a one-time charge to restructuring of $123,510 in the quarter ended March 31, 2003. This amount represents the total lease payments from December 2002 to May 2004 offset by the landlord’s stated sub-lease rental payments.  In 2004, Management revaluated the status of the then ongoing negotiations and reduced its prior reserve amount by $63,716. Management estimates that due to the fact that the landlord leased the property to another tenant and has not responded to the Company’s request for additional information that the final settlement amount will be negligible and therefore wrote off the remaining accrual of  $59,908 at December 31, 2005. However, the Company and Landlord have no settlement agreement in place at this time.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The total amount of restructuring and other credits for the year ended December 31. 2004 was $180,533. This amount consisted of three items for which the Company recognized credits: $67,671 for forgiveness of debt related to legal, taxes and loan amounts; $63,716 related to a change in management estimate reducing potential liability for damages previously accrued for related to the abandonment of an office lease and $49,146 related to the write-off of certain payables which management believes are not valid liabilities.

The components of the restructuring and other credits recorded in 2005 and 2004 are as follows:

	Restructuring	Other Credits	Total
First Quarter 2005 charges	$ -	$ -	$ -
Second Quarter 2005 charges	-	-	-
Third Quarter 2005 charges	-	-	-
Fourth Quarter 2005 charges (reversals)	-	(59,908)	(59,908)
Total	$ -	$ (59,908)	$ (59,908)

First Quarter 2004 charges	$ -	$ -	$ -
Second Quarter 2004 charges (reversals)	-	(59,570)	(59,570)
Third Quarter 2004 charges (reversals)	(63,716)	-	(63,716)
Fourth Quarter 2004 charges (reversals)	-	(57,247)	(57,247)
Total	$ (63,716)	$ (116,817)	$ (180,533)

4. Inventories

Inventories, net of reserve of $104,104, consists of the following at December 31, 2005:

Finished goods	$ 175,508
Raw materials	182
Work-in-progress	350,388

Inventories, net	$ 526,078

The Company evaluates its inventory reserve on a quarterly basis. In 2005, the Company adjusted its reserved inventory which resulted in a benefit of $45,749 and this amount was included as part of cost of sales in its consolidated statements of operations. In 2004, the Company recorded a benefit of $48,880 to cost of sales related to reserved excess and obsolete inventories.

5. Property and Equipment

Property and equipment consists of the following at December 31, 2005:

Computer and other equipment	$ 667,062
Furniture and fixtures	68,408
735,470

Less accumulated depreciation	(706,177)

Property and equipment, net	$ 29,293

Depreciation expense for property and equipment for the year ended December 31, 2005 and 2004, amounted to $9,872 and $57,325, respectively. During the years ended December 31, 2005 and 2004, the Company retired fully depreciated assets amounting to $125,155 and $53,963, respectively.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

6.  Convertible Debenture – Related Party

On August 5, 2004, the Company issued, for $200,000 cash, a convertible debenture (the “Debenture”) to Stephen M. Deixler, the Chairman of the Company’s Board of Directors.  The Debenture matures on August 5, 2008 and bears interest at five (5%) percent per annum, compounded annually.  The principal amount of the Debenture is convertible into shares of the Company’s common stock, $.001 par value at a conversion price equal to $0.083 per share (the “Conversion Price”), which is equal to the ten (10) day average of the closing prices of the Company’s common stock, as quoted on the OTC Bulletin Board during the five (5) trading days immediately prior to and subsequent to August 5, 2004.  The principal amount of the Debenture is convertible at the Conversion Price at the option of the holder, or after August 5, 2005 at the Company’s option if the Company’s common stock trades at a price of at least $0.166 for twelve (12) trading days in any fifteen (15) trading day period.  The accrued interest can only be converted by the borrower. The Company is also entitled to prepay the principal amount of the Debenture, at any time after August 5, 2005, but shall be required to pay a premium of two (2%) percent in the second year after issuance of the Debenture of the principal amount prepaid, for prepayments made during that period. During the years ended December 31, 2005 and 2004, the Company recorded $9,951 and $4,167 of related party interest expense as part of the statement of operations, respectively.

7. Revolving Credit Facility

On September 21, 2005, the Company entered into an asset based revolving credit facility for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility has a two-year term and requires payment upon maturity of the outstanding principal and interest balance. The Revolving Credit Facility provides for advances of up to $2.0 million against 80% of eligible accounts receivable and an additional $500,000 against inventories capped at 30% of eligible accounts receivable. The annual interest rate is prime plus 1.75% (9% at December 31, 2005), with a minimum prime rate of 6.25%. Certain assets of the Company secure the credit facility, and the Company is subject to certain financial and restrictive covenants, as defined in the agreement. At December 31, 2005, the Company did not have any amounts outstanding under the Revolving Credit Facility.

8.  Income Taxes

As of December 31, 2005, the Company has available federal and state net operating loss carry forwards of approximately $43,700,000 and $21,330,000, respectively, to offset future taxable income. The federal net operating loss carry forwards expire during the years 2011 through 2024. In addition, the Company has investment credit and research and development credit carry forwards aggregating approximately $405,000, which may provide future tax benefits, expiring from 2008 through 2020. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

The Company obtained a corporation business tax benefit certificate pursuant to New Jersey law which allows the sale of unused state net operating losses. For the years ended December 2005 and 2004, the Company received a benefit of $299,077 and $322,831, respectively.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at December 31, 2005 are as follows:

December 31,
2005
Current deferred tax assets
Inventory reserves	$ 62,794
Accrued expenses	117,950
Allowance for doubtful accounts	6,608
Total current deferred tax assets	187,352
Valuation allowance	(187,352)
Net current deferred tax assets	-

Noncurrent deferred tax assets
Depreciation and amortization	257,352
Net operating loss carry forwards	16,137,941
Research and development credit	405,078
Total noncurrent deferred tax assets	16,800,371
Valuation allowance	(16,443,700)
Net noncurrent deferred tax assets	356,671

Noncurrent deferred tax liabilities
Capitalized software	(356,671)
Total noncurrent deferred tax liabilities	(356,671)
Net noncurrent deferred tax (liabilities) assets	$ -

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.  During the year ended December 31, 2005, the Company had an annual change in the valuation allowance of approximately $330.000.

The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2005	2004
Statutory federal income tax rate (benefit)	(34.00)%	(34.00)%
Nondeductible expenses:
State Taxes	6.00	6.00
Sales of net operating losses	(263.00)	(56.00)
Change in valuation allowance	291.00	84.00

Effective tax rate	0.00%	0.00%

9. Stockholders' Equity

Preferred Stock –The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock ("Preferred Stock"). The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. On December 27, 2004 8,500 shares of preferred stock were converted to 85,000 shares of common stock. On February 21, 2005, 2,778 shares of preferred stock were converted to 27,780 of common stock. As of December 31, 2005, there were 155,557 shares of Series A Preferred Stock outstanding, which are convertible to 1,555,570 shares of common stock. The holders can call the conversion of the Preferred Stock at any time.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Restricted Stock – Effective October 2001, the Company approved and granted 2,600,000 shares of restricted stock (the “Restricted Shares”) to two executive officers at fair value. The Company received a series of partial recourse interest bearing promissory notes for the value of the Restricted Shares to be repaid by the officers.  The notes were due to be repaid by the officers when their employment with the Company terminated on July 7, 2003. During 2004, the Company agreed to final separation agreements with each of the former officers.  As part of these agreements, each former officer returned his shares of restricted stock to the Company as full payment for the former officer’s total indebtedness to the Company. In addition, each former officer released the Company from any obligations, which may have arisen from the separation of the officer from the Company. One of the former officers received $8,000 from the Company in exchange for his release.

Common Stock – On March 31, 2005, the Company sold 4,411,764 shares of common stock at a price of $0.17 per share, for net consideration of $657,659

Stock Option Plans

In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During 2005, the Company granted options to purchase 170,000 shares under the 2000 Plan. No options were granted in 2004. As of December 31, 2005, 2,736,000 options were outstanding under the 2000 Plan, of which 2,062,750 options were exercisable.

In June 1998, the Company adopted its 1998 Stock Option Plan (the "1998 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During 2005 and 2004, the Company granted options to purchase 62,500 and zero shares, respectively, under the 1998 Plan. As of December 31, 2005, 1,378,831 options were outstanding under the 1998 Plan, of which 1,033,000 options were exercisable. On January 23, 2006 the Company granted 1,335,000 options under the 1998 Plan. As of February 28, 2006, 2,710,831 options were outstanding under the 1998 Plan, of which 1,375,831 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1994 Plan, as amended, is 1,250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During 2005 and 2004, there were no option grants provided under the 1994 Plan. As of December 31, 2005, 25,000 options were outstanding and exercisable under the 1994 Plan.

During the years ended 2005 and 2004, there were no options granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.

Warrants

On December 1, 2005 in connection with services performed by a consultant, the Company issued warrants to purchase 350,000 shares valued at $17,319 of the Company’s Common Stock at $0.11 per share, which will expire on November 30, 2007. As of December 31, 2005 all options were fully vested.

On September 9, 2005 in connection with services performed by a consultant, the Company issued fully vested warrants to purchase 326,087 shares valued at $23,699 of the Company’s Common Stock at $0.23 per share. The warrants will expire on September 9, 2008.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

In connection with the sale of common stock on March 31, 2005, warrants to purchase 2,205,882 shares of common stock with an exercise price of $0.23, subject to certain adjustments, were issued. The warrants expire on March 31, 2010.

In connection with the sale of common stock on February 14, 2002, warrants to purchase 1,120,000 shares of common stock with an exercise price of $1.25, subject to certain adjustments, were issued. As of December 31, 2005 the exercise price currently was $0.95, the difference between the original exercise price and the current was the impact of a series of adjustments for the sale of stock at a prices below $1.25 between February 14, 2002 and December 31, 2005. The warrants expire on February 14, 2007.

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

As of December 31, 2005 there are 4,049,969 outstanding and exercisable with an average exercise price of $0.42.

Other Options

On September 25, 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's Common Stock at an exercise price of $1.156, the market value of the Company's Stock on the date of grant.  420,000 of these options vested immediately and 100,000 vested on April 1, 1998 and 1999. The options were to expire ten years from the date of grant, subject to earlier termination in certain events.  None of these stock options were exercised during 2005 or 2004 and, pursuant to a Final Settlement Agreement and Mutual Release executed on October 11, 2005, all of the options were terminated.

In January 2004, the Company issued options to certain officers to purchase 1,000,000 shares of the Company’s common stock, which vested immediately. The exercise price of the below market options ranged from $0.045 to $0.06 on the date of grant. The Company recorded a stock based compensation charge of $58,750. At December 31, 2005, 750,000 of these options were outstanding and exercisable.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)

Options outstanding at December 31, 2003	1,845,155	1.59

Granted	4,333,000	0.15
Expired	(73,250)	5.63
Canceled	(487,276)	1.16
Exercised	(250,000)	0.05

Options outstanding at December 31, 2004	5,367,629	0.51

Granted	232,500	0.18
Expired	(427,500)	2.63
Canceled	(282,798)	1.03

Options outstanding at December 31, 2005	4,889,831	0.32

Options exercisable at December 31, 2005	3,870,750	0.22

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – 0.09	846,000	3.30	$ 0.06	837,750	$ 0.06
$0.10 – 0.24	2,948,500	4.13	0.13	2,383,500	0.12
$0.25 – 0.49	663,000	6.01	0.33	265,700	0.34
$0.50 – 0.99	182,500	1.18	0.72	182,500	0.72
$1.00– 40.00	249,831	4.43	3.07	201,300	1.25

$0.00 – 40.00	4,889,831	4.15	$0.32	3,870,750	$0.22

10.

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

The Company also leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term.

Future minimum payments, by year and in the aggregate, under non-cancelable capital and operating leases as of December 31, 2005 are as follows:

	Capital Leases	Operating Leases

Year ending December 31,
2006	$ 2,691	$ 44,926
2007	2,691	-
2008	2,243	-

Total minimum lease payments	$ 7,625	$ 44,926

Less: amount representing interest	686

Present value on net minimum lease payments	$ 6,939

Rent expense under operating leases for the years ended December 31, 2005 and 2004 was approximately  $77,500 and $74,500, respectively.

Employment Contracts

The Company has entered into certain employment contracts with various officers. Included in each of these contracts is a severance provision which entitles the officer to payments ranging from three to eighteen months of the officers’ then current annual salary if the officer is terminated without cause (as defined in the agreement).  At December 31, 2005, the Company had a potential loss for severance costs of approximately $813,375 under these employment contracts.

11.  Contingent Liabilities

In the normal course of business the Company and its Subsidiary may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12.  Employee Benefit Plans

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

13.  Geographic Information

The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's domestic and foreign export sales for each of the years ended December 31, 2005 and 2004 are as follows:

	For the Years Ended
	December 31, 2005	December 31, 2004
United States	$ 3,590,117	$ 2,875,996
Europe	858,221	723,222
Pacific Rim	100,146	16,657
Other	9,280	386
	$ 4,557,764	$ 3,616,261

Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. For the year ended December 31, 2005, the Company’s most significant customers (stated as an approximate percentage of revenue) were Avaya 33% and Sprint 22%, with outstanding accounts receivables of $170,687 and $491,840, respectively, compared to the year ended December 31, 2004,  Avaya 38% and MCI 9% were the Company’s most significant customers, with outstanding accounts receivables of $275,662 and $20,170, respectively. In general, the Company cannot predict with certainty, which large customers will continue to order.

The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

14.  Concentration of Credit and Supplier Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2005 and periodically throughout 2005, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

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

The Company sometimes utilizes a component available from only one supplier. If this supplier were to cease to supply this component, the Company would most likely have to redesign a feature of the affected device. The Company maintains a supply of the component on hand which the Company estimates would allow the time necessary to effectuate a redesign or alternative course of action should the need arise.

15.  Supplemental Cash Flow Information

As of December 31, 2005, the Company is indebted to Morgan Walke in the aggregate amount of $37,500, of which $32,500 is reflected in accounts payable and $5,000 has been converted to notes payable.

As part of the compensation package for assisting in securing the Revolving Credit Facility, the Company issued warrants to purchase 326,087 shares of the Company’s Common Stock with an exercise price of $0.23 per share. The Company recognized $23,699 in deferred financing costs, which it will amortize over the life of the credit facility.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

16. Related Party Transactions

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

17.  New Accounting Pronouncements

In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"):  a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes.  Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes.  b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled.  c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital.  This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted.  The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27,"Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements).  The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In September 2005, the EITF reached a consensus on, Issue No.  05-7, "Accounting for Modifications to Conversion Options Embedded In Debt Securities and Related Issues,” beginning in the first interim or annual reporting period beginning after December 15, 2005.  Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The disclosures required by Statement 154 should be made excluding those disclosures that require the effects of retroactive application. EITF No. 05-7 is not expected to have material effect on the Company’s consolidated financial position.

In June 2005, the EITF reached consensus on Issue No. 05-6,  "Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception.  The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 30, 2005. EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2005, SFAS No. 154,  "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" was issued which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections.  SFAS No.  154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections.  SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No.  154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company's financial statements or future results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments  ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The statement requires companies to expense the value of employee stock options and similar awards.  Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest.  Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.  The effective date for public companies that file as small business issuers is the annual period beginning after December 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption.  The Company believes that the implementation of FAS 123R will result in additional stock based compensation expense in future periods. The Company will adopt FAS 123R beginning January 1, 2006 using the modified prospective method.  The impact of this Statement will require the Company to record a charge for the fair value of its stock options over the vesting period in the Company's financial statements.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

 In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges Of Non-monetary Assets - An Amendment of APB No. 29 ("SFAS 153"). SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial   substance.   A non-monetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange.  SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity.  Currently, the Company has not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). The provisions of this statement become effective for the Company in fiscal 2007. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material impact on the Company’s valuation of inventories or operating results.

In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8,  "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share."  The EITF reached a consensus that contingently convertible   instruments, such as   contingently   convertible   debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met.  The consensus became effective for reporting periods ending after December 15, 2004.  The adoption of this pronouncement did not have a material effect on the Company's financial statements.

18. Subsequent Events

On January 23, 2006, the Company adopted its 2006 Stock Option Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options, which may be granted to an employee during any calendar year under the 2006 Plan, is 300,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006 the Company granted 1,335,000 shares under the 2006 Plan, subject to shareholder approval at the next shareholder meeting. As of February 28, 2006, 1,335,000 options were outstanding under the 2006 Plan, none of which were exercisable.

      Exhibit 31.1

I, Norman E. Corn, certify that:

1.

I have reviewed this annual report on Form 10-KSB of ION Networks, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state

a material fact necessary to make the statements made, in light of the circumstances under which such   statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report,

fairly present in all material respects the financial condition, results of operations and cash flows of the   small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining

disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and   internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the   small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and

  procedures to be designed under our supervision, to ensure that material information relating to       the small business issuer, including its consolidated subsidiaries, is made known to us by others       within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over

  financial reporting to be designed under our supervision, to provide reasonable assurance         regarding the reliability of   financial reporting and the preparation of financial statements for       external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and

  presented in this report our conclusions about the effectiveness of the disclosure controls and       procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial

  reporting that occurred during the small business issuer’s most recent fiscal quarter (the small       business issuer’s fourth fiscal quarter in the case of an annual report) that has materially         affected, or is reasonably likely to materially affect, the small business issuer’s internal control       over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent

evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit   committee of the small business issuer’s board of directors (or persons performing the equivalent   functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control

  over financial reporting which are reasonably likely to adversely affect the small business issuer’s       ability to record, process, summarize and report financial information; and

(b)

 Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 28, 2006

/s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer

      Exhibit 31.2

I, Patrick E. Delaney, certify that:

1.

I have reviewed this annual report on Form 10-KSB of ION Networks, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state

a material fact necessary to make the statements made, in light of the circumstances under which such   statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report,

fairly present in all material respects the financial condition, results of operations and cash flows of the   small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer and I are responsible for establishing and maintaining

disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and   internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the   small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and

  procedures to be designed under our supervision, to ensure that material information relating to       the small business issuer, including its consolidated subsidiaries, is made known to us by others       within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over

  financial reporting to be designed under our supervision, to provide reasonable assurance         regarding the reliability of   financial reporting and the preparation of financial statements for       external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and

  presented in this report our conclusions about the effectiveness of the disclosure controls and       procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial

  reporting that occurred during the small business issuer’s most recent fiscal quarter (the small       business issuer’s fourth fiscal quarter in the case of an annual report) that has materially         affected, or is reasonably likely to materially affect, the small business issuer’s internal control       over financial reporting; and

5.

The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent   functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control

  over financial reporting which are reasonably likely to adversely affect the small business issuer’s       ability to record, process, summarize and report financial information; and

(b)

 Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 28, 2006

/s/ Patrick E. Delaney

Patrick E. Delaney

Chief Financial Officer

Exhibit 32.1

ION Networks, Inc.

CERTIFICATION

In connection with the periodic report of ION Networks, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Norman E. Corn, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:          March 28, 2006

By:         /s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer

Exhibit 32.2

ION Networks, Inc.

CERTIFICATION

In connection with the periodic report of ION Networks, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Patrick E. Delaney, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

.

Date:          March 28, 2006

By:         /s/ Patrick E. Delaney

Patrick E. Delaney

Chief Financial Officer