Form 10QSB
period 2006-03-31
ION NETWORKS INC
filed 2006-05-16
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2006

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

                                                                                  Yes____                    No    X

There were 32,785,565 shares of Common Stock outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format:

                                                                                    Yes___                     No  X

ION NETWORKS, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

2

Condensed Consolidated Balance Sheet as of March 31, 2006

3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005

4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

5

Notes to Condensed Consolidated Financial Statements

6

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

CERTIFICATIONS

18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Report on Form 10-KSB for the year ended December 31, 2005 as filed on March 29, 2006.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

As of March 31, 2006

(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 17,150
Accounts receivable, net of allowance for doubtful accounts of $16,275	392,781
Inventories, net	840,591
Prepaid expenses and other current assets	34,749
Total current assets	1,285,271

Property and equipment, net	27,280

Capitalized software, net	985,302
Deferred financing costs, net	48,820
Other assets	22,911
Total assets	$ 2,369,584

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 299,709
Revolving credit facility	265,000
Accrued expenses	282,172
Accrued payroll and related liabilities	85,835
Current portion of long-term debt	2,436
Deferred income	173,367
Other current liabilities	10,015
Total current liabilities	1,118,534

Long term liabilities
Accrued interest	15,814
Long term debt, net of current portion	3,908
Total long term liabilities	19,722
Total liabilities	1,138,256

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 29,459,683 shares issued and outstanding	29,460
Additional paid-in capital	45,369,848
Deferred compensation	(296,496)
Accumulated deficit	(43,871,640)
Total stockholders’ equity	1,231,328

Total liabilities and stockholders’ equity	$ 2,369,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Net sales	$ 631,066	$ 932,431

Cost of sales	258,239	244,617
Gross margin	372,827	687,814

Research and development expenses	151,136	154,069
Selling, general and administrative expenses, including $51,476 of non-cash stock based compensation for the three months ended March 31, 2006	683,722	656,427
Depreciation	4,146	2,532

Total operating expenses	839,004	813,028

Loss from operations	(466,177)	(125,214)

Other income	-	15,339
Interest income/(expense) – related party	(1,696)	(2,287)
Interest income/(expense) (1)	(9,460)	134
Loss before income taxes	(477,333)	(112,028)

Income tax expense	-	272

Net loss	$ (477,333)	$ (112,300)

Per share data:
Net loss per share
Basic and diluted	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding:
Basic and diluted	28,228,090	22,670,940

                                       (1) Includes amortization of deferred financing costs of $8,616 for the three months ended March 31, 2006.

                                The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Cash flows from operating activities
Net loss	$ (477,333)	$ (112,300)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,657	33,413
Non-cash stock-based compensation	51,476	-
Provision for inventory reserve	4,628	-
Interest on convertible debt- related party	1,696	2,217
Amortization of deferred financing costs	8,616	-
Changes in operating assets and liabilities:
Accounts receivable	631,133	(105,811)
Inventories	(319,141)	(63,760)
Prepaid expenses and other current assets	40,630	1,733
Accounts payable	(136,640)	(9,588)
Accrued expenses	16,605	(10,332)
Accrued payroll and related liabilities	(174,912)	31,309
Deferred income	6,257	(49,124)
Sales tax payable	-	(3,772)
Net cash used in operating activities	(305,328)	(286,015)

Cash flows from investing activities
Acquisition of property and equipment	(2,132)	(10,686)
Capitalized software expenditures	(131,138)	(176,321)
Net cash used in investing activities	(133,270)	(187,007)

Cash flows from financing activities
Principal payments on debt and capital leases	(5,594)	(376)
Advances from related parties	-	110,500
Repayment of advances from related parties	-	(110,500)
Borrowings from revolving credit facility	265,000	-
Proceeds from issuance of common stock	-	735,000
Net cash provided by financing activities	259,406	734,624

Net (decrease) increase in cash and cash equivalents	(179,192)	261,602

Cash and cash equivalents – beginning of period	196,342	287,437

Cash and cash equivalents – end of period	$ 17,150	$ 549,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is a Delaware corporation founded in 1999 through the combination of two companies - MicroFrame ("MicroFrame"), a New Jersey Corporation (the predecessor entity to the Company, originally founded in 1982), and SolCom Systems Limited ("SolCom"), a Scottish corporation located in Livingston, Scotland (originally founded in 1994). The Scottish corporation was dissolved in 2003. The Company's principal objective was to address the need for security and network management and monitoring solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of the Company’s revenues being generated from sales to various telecommunications companies.

The condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at March 31, 2006 and 2005 not misleading have been made.  The results of operations for the three months ended March 31, 2006 and 2005 are not indicative of a full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes there to included in the report on Form 10-KSB for the year ended December 31, 2005, filed on March 29, 2006.

At March 31, 2006, the Company had an accumulated deficit of $43,871,640 and working capital of $166,737. The Company also incurred a net loss of $477,333 for the three months ended March 31, 2006. Subsequent to March 31, 2006 the Company received $498,882 from the exercise of 3,325,882 warrants. The Company continues to have a delicate cash position. Management believes it is necessary for it to continue to strictly manage expenditures and to increase product revenues.

On April 28, 2006, the Company repaid in full the outstanding balance on its asset based Revolving Credit Facility (“Revolving Credit Facility”), for $2.5 million with Bridge Bank, N.A.(See note 5). The Company failed to comply with certain financial covenants in the Revolving Credit Facility as of March 31, 2006. This default may result in the Company not being permitted to borrow under the Revolving Credit Facility in the future.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms.

NOTE 2. – SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ION Networks, Inc. and its subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the financial statements for the three months ended March 31, 2005 have been reclassified to conform to the presentation of the financial statements for the three months March 31, 2006.  The reclassifications were principally due to the change in classification of amortized expense related to capitalized software costs from operating expenses to cost of sales.  There was no change in previously reported net loss.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 2 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Amortization of capitalized software totaled $38,143 and $30,881 for the three months ending March 31, 2006 and 2005, respectively. Amortization expense is included in Cost of Sales in the Statement of Operations.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 13,116,870 and 12,766,522 at March 31, 2006 and 2005 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

Stock-Based Compensation

The Company had stock-based compensation expense in the amount of $51,476 for the three months ended March 31, 2006. Prior to January 1, 2006 the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), as if the fair value method defined by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), had been applied to its stock-based compensation.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting FAS 123R, the impact to the Condensed Consolidated Financial Statements for the three months ended March 31, 2006 on net loss was $46,903 greater than if the Company had continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the three months ended March 31, 2006. As of March 31, 2006, the unvested options totaled $284,472 of which $175,190 is for options granted prior to January 1, 2006 and $109,282 is for options granted after January 1, 2006.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 2 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three months ended March 31
	2006	2005
Risk-free interest rate	4.31%	4.70%
Dividend yield	N/A	N/A
Expected volatility	226%	123%
Expected life in years	5	10
Expected forfeiture rate (through term)	75.9%	-

The pro forma table below reflects net loss and basic and diluted net loss per share for the three months ended March 31, 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Three months ended March 31, 2005 (Unaudited)

Net loss as reported	$(112,300)
Deduct: Stock based employee compensation determined under fair value method	(26,436)
Net loss – pro forma	$(138,736)

Basic and diluted net loss per share
Basic and diluted – as reported	$(0.01)
Basic and diluted – pro forma	$(0.01)

The determination of the fair value of stock-based awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the price of the underlying stock, the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and the expected annual dividend yield on the underlying shares.

The Company has used using historical information to estimate expected life and forfeitures within the valuation model. The risk-free rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of the price of our common stock over the calculated expected life.  The Company does not anticipate paying cash dividends in the future and therefore uses an expected dividend yield of 0.0%.

Developing these assumptions requires significant judgment on the part of the Company and, generally, may involve analyzing available historical data, considering whether historical data is relevant to predicting future behavior, making appropriate adjustments to historical data for future expectations, supplementing or replacing Company-specific historical data with data from other supportable sources and appropriately weighting each of the inputs.  These assumptions are evaluated at each grant date. If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect operating income, net income/(loss) and net income/(loss) per share. Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Consequently, there is a significant risk that the Company’s estimates of the fair values of stock-based compensation awards on the grant dates may not reflect the actual values realized upon the vesting, exercise, expiration, early termination or forfeiture of those stock-based payments in the future.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 2 - SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES (Continued)

If actual results differ significantly from these estimates or different key assumptions were used, there could be a material effect on the Company’s financial statements.  The future impact of the cost of stock-based compensation on our results of operations, including net income/(loss) and earnings/(loss) per diluted share, will depend on, among other factors, the level of equity awards as well as the market price of the Company’s common stock at the time of the award as well as various other assumptions used in valuing such awards. The Company will periodically evaluate these estimates.

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience.  Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales.  The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates.  The warranty accrual included in other current liabilities as of March 31, 2006 is $10,000.

New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 156 – Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standard 155 – Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - INVENTORIES

Inventories, net of allowance for obsolescence of $108,732 at March 31, 2006 consists of the following:

Raw materials	$ 343,387
Work-in-progress	151
Finished goods	497,053

$ 840,591

NOTE 4 – RESTRUCTURING AND OTHER CREDITS

As of March 31, 2006, the Company has included as part of accounts payable and accrued expenses certain liabilities that may, in the future, result in additional restructuring credits.  The Company’s accounts payable balance includes invoices for professional services in the amount of $103,687. Accrued expenses include professional services in the amount of $184,671.  These items arose from alleged services provided to the Company between November 2002 and August 2003.  The Company is disputing these amounts with the vendors, however, at the present time, management is unable to estimate the final outcome of these disputes but believes that the final settlement amount should not exceed the total of the above amounts.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

NOTE 5 – REVOLVING CREDIT FACILITY

On September 21, 2005, the Company entered into the asset based Revolving Credit Facility, for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility has a two-year term, which upon maturity, requires payment of the outstanding principal and interest balance. The Revolving Credit Facility provides for advances of up to $2.0 million against 80% of eligible accounts receivables and an additional $500,000 against inventory capped at 30% of eligible accounts receivables. The annual interest rate is prime plus 1.75% (9.5% at March 31, 2006), with a minimum prime rate of 6.25%. Certain assets of the Company secure the Revolving Credit Facility, and the Company is subject to certain financial and restrictive covenants, as defined in the agreement. As of March 31, 2006, the outstanding balance on the Revolving Credit Facility was $265,000.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility, as of March 31, 2006. This default may result in the Company not being permitted to borrow under the Revolving Credit Facility in the future.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms. On April 28, 2006, the Company repaid in full the outstanding balance of the Revolving Credit Facility.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

On August 5, 2004, the Company issued, a convertible debenture (the “Debenture”) for $200,000 cash, to Stephen M. Deixler, one of the Company’s directors. On February 15, 2006, Mr. Deixler converted the Debenture into 2,409,639 shares of common stock. The Debenture would have matured on August 5, 2008 and had an interest rate of five (5%) percent per annum, compounded annually. The principal amount of the Debenture was convertible at any time by the holder into shares of the Company’s common stock, $.001 par value at a conversion price equal to $0.083 per share (the “Conversion Price”), for a total of 2,409,639 shares of common stock.

Warrants

In connection with the sale of common stock on February 14, 2002, the Company issued warrants to purchase 1,120,000 shares of common stock with a five year term and an exercise price of $1.25 per share, subject to certain adjustments, including a weighted-average ratchet adjustment for certain issuances of the Company's equity securities below the warrant exercise price. On April 25, 2006, the Company agreed to reduce the warrant exercise price to $0.15 per share on the condition that warrant holders simultaneously exercise all warrants. The Company received $168,000 from the exercise of these 1,120,000 warrants on April 27, 2006.

In connection with the sale of common stock on March 31, 2005, warrants to purchase 2,205,882 shares of common stock, subject to certain adjustments, with a five year term and an exercise price of $0.23 per share, subject to certain adjustments, including a full ratchet adjustment for certain issuances of the Company's equity securities below the warrant exercise price, were issued.  In the event that the closing bid price of the Company's common stock equaled or exceeded $0.69 per share for a period of 20 consecutive trading days and certain other conditions were met, the Company would redeem the warrants on 30 days prior written notice (during which periods the warrants could exercised) for a redemption price of $.001 per share of common stock underlying such warrants. On April 25, 2006, the Company agreed to reduce the warrant exercise price to $0.15 on the condition that warrant holders simultaneously exercise all warrants. The Company received $330,882 from the exercise of these 2,205,882 warrants on April 27, 2006.

Options

On January 23, 2006, the Company adopted its 2006 Stock Option Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options, which may be granted to an employee during any calendar year under the 2006 Plan, is 300,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006, the Company granted options to purchase 1,335,000 shares under the 2006 Plan valued at approximately  $57,000, subject to shareholder approval at the Company’s next shareholder meeting. As of March 31, 2006, these 1,335,000 options were the only options outstanding under the 2006 Plan, and they were not exercisable.

On January 23, 2006, the Company granted options to purchase 1,335,000 shares of common stock for an exercise price of $0.18 for a total value of approximately $57,000 under another plan. None of these option grants were exercisable as of March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue. We do not have purchase contracts with any of our customers that obligates them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. Because fluctuations in the timing of orders from our customers or in the number of individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance.

For the three months ended March 31, 2006 the Company had a net loss of $477,333, compared to a net loss of $112,300 for same period in 2005.  This $365,033 decline parallels a decline of $301,365 in net sales between those two periods.  The loss for the first quarter of 2006 caused the Company to fail to comply with certain financial covenants of its Revolving Credit Facility.  On April 28, 2006, the Company repaid in full the outstanding balance on the Revolving Credit Facility.

Prior to January 1, 2006 the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), as if the fair value method defined by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), had been applied to its stock-based compensation.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting FAS 123R, the impact to the Condensed Consolidated Financial Statements for the three months ended March 31, 2006 on net loss was $46,903 greater than if the Company had continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the three months ended March 31, 2006. As of March 31, 2006, the unvested options totaled $284,472 of which $175,190 is for options granted prior to January 1, 2006 and $109,282 is for options granted after January 1, 2006.

RESULTS OF OPERATIONS

For the three months ended March 31, 2006 compared to the same period in 2005

Net loss for the three months ended March 31, 2006 was $477,333 compared to $112,300 for the three months ended March 31, 2005. The increased loss of $365,033 was primarily due to a $314,987 reduction in gross margins caused by lower sales revenues and a decline in the relative percentage of higher margin products sold. An additional factor was the application of FAS 123(R) for the first time with respect to the three months ended March 31, 2006, resulting in non-cash stock based compensation cost of $51,476 in that period compared with $0 for the comparable period in 2005.

Net sales for the three months ended March 31, 2006 were $631,066, compared to net sales of $932,431 for the same period in 2005, a decrease of $301,365 or 32.32%. The decrease in sales is primarily attributable to reduced billings for software of $115,032, hardware of $100,702, professional services of $45,452 and maintenance of $31,675 in the three month period ended March 31, 2006 compared to the same period of the prior year.

Cost of sales for the three months ended March 31, 2006 was $258,239 compared to $244,617 for the same period in 2005. Cost of sales as a percentage of net sales increased, and gross margins accordingly decreased, for the three months ended March 31, 2006 compared to the same period in 2005, with gross margins of 59.1% in the 2006 period and 73.8% in the 2005 period. This was primarily the result of fluctuations in the Company’s sales mix -- the Company’s high margin professional services, software, repair and maintenance revenue generators played a smaller role during the three months ended March 31, 2006 than during the same period in 2005 -- and the impact of a $21,900 positive adjustment to cost of sales during the first three months of 2005.

Research and development expense, net of capitalized software development costs, for the three months ended March 31, 2006 was $151,136 compared to $154,069 for the same period in 2005. This decrease of $2,933 or 1.9% was the result of a $20,435 increase compared to the same period last year in the capitalized software development costs which are deducted from research and development expense, partially offset by a $17,384 increase (from $0 during the three months ended March 31, 2005) in non-cash stock based compensation costs of research and development personnel, as the Company applied FAS 123(R) for the first time with respect to the 2006 period.

Selling, general and administrative expenses for the three months ended March 31, 2006 was $683,722 compared to $656,427 for the same period in 2005. The increase was due primarily to a non-cash stock based compensation cost of $27,363 for the 2006 period, with no comparable non-cash stock based compensation cost for the 2005 period as FAS 123(R) was not applied to the prior period.

Depreciation expense was $4,146 for the three months ended March 31, 2006 compared to $2,532 in the same period in 2005.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of March 31, 2006 was $166,737 compared to $679,515 at December 31, 2005. The decrease was due primarily to the decline in quarterly sales revenues for the three months ended March 31, 2006, which led to a $631,133 reduction in accounts receivable, a $179,192 reduction in cash and an offsetting $319,141 increase in inventory. Another contributing factor was reclassification as a current liability of the Company’s $265,000 revolving credit facility balance as of March 31, 2006. Reductions in accrued payroll and related liabilities of $174,912 and accounts payable of $136,640 had an offsetting positive effect on working capital.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility, as of March 31, 2006. This default may result in the Company not being permitted to borrow under the Revolving Credit Facility in the future.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms. On April 28, 2006, the Company repaid in full the outstanding balance of the Revolving Credit Facility.

Subsequent to March 31, 2006 the Company received $498,882 from the exercise of 3,325,882 warrants.

On January 23, 2006, the Company granted options to purchase 2,670,000 shares of common stock for an exercise price of $0.18 for a total value of approximately $114,000.

Net cash used by operating activities during the three months ended March 31, 2006 was $305,328 compared to $286,015 in the same period in 2005, a difference of $19,313. Despite improved cash amounts provided by collection of accounts receivable and deferred income of $739,044 and $55,381, respectively, the increased net loss of $365,033, increased inventory amounts of $255,381 and reductions to both accrued payroll and related liabilities of $206,221 and accounts payable of $127,053 resulted in the negative impact on net cash used by operating activities.

Net cash used in investing activities during the three months ended March 31, 2006 was $133,270 compared to net cash used during the same period in 2005 of $187,007. This decrease of $53,737 was primarily due to a decrease in capitalized software expenditures for the three months ended March 31, 2006 to $131,138 from $176,321 for the same period in 2005.

Net cash provided by financing activities during the three months ended March 31, 2006 was $259,406 compared to $734,624 during the three months ended March 31, 2005.  This $475,218 decrease was due primarily to the Company realizing $750,000 in cash (less $15,000 in transaction-related expenses) during the 2005 period from the sale of common stock, offset by the effect of the Company borrowing  $265,000 under the Revolving Credit Agreement during the 2006 period.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2004, the Company issued, a convertible debenture (the “Debenture”) for $200,000 cash, to Stephen M. Deixler, one of the Company’s directors. On February 15, 2006, Mr. Deixler converted the Debenture into 2,409,639 shares of common stock. The Debenture would have matured on August 5, 2008 and had an interest rate of five (5%) percent per annum, compounded annually. The principal amount of the Debenture was convertible at any time by the holder into shares of the Company’s common stock, $.001 par value at a conversion price equal to $0.083 per share (the “Conversion Price”), for a total of 2,409,639 shares of common stock.  The conversion of the Debentures into common stock qualified as a private placement under Section 4(2) of the Securities Act of 1933, as amended, due to Mr. Deixler’s position as a director of the Company.  The Company received no cash proceeds upon conversion of the Debenture.

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

Date: May 15, 2006

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

Date: May 15, 2006

/s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer

Exhibit 31.2

I, Patrick Delaney, certify that:

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

Date: May 15, 2006

/s/ Patrick Delaney

Patrick Delaney

Chief Financial Officer

Exhibit 32.1

ION Networks, Inc.

CERTIFICATION

In connection with the periodic report of ION Networks, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Norman E. Corn, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Date:          May  15, 2006

By:         /s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer

Exhibit 32.2

ION Networks, Inc.

CERTIFICATION

In connection with the periodic report of ION Networks, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Stephen M. Deixler, Interim Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:          May 15, 2006

By:         /s/ Patrick Delaney

Patrick Delaney

Chief Financial Officer

21