Form 10KSB/A
period 2005-12-31
ION NETWORKS INC
filed 2006-06-02
CIK 754813

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

There were 27,050,044 shares of Common Stock outstanding as of February 28, 2006.

Transitional Small Business Disclosure Format (check one):

Yes   No    X

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB ION Networks, Inc. (the “Company” or the “Registrant”) for the year ended December 31, 2005 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 29, 2006, is being filed to amend the Original Filing as follows:

▪

ITEM 8A. Controls and Procedures is being revised to meet the requirements of Item 308(c) of Regulation S-B and Rule 13a –15(d) of the Exchange Act.

▪

ITEM  13 Exhibits is being revised to reflect the separate filing of the exhibits. The officer certifications required to be filed as exhibits to form 10-KSB are being filed as exhibits 31.1, 31.2, and 32 to this amendment.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 8A: Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in the Company's internal control over financial reporting that occurred as of the end of the period covered by this report that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit

      No.           Description

      -------       ---------

       3.1          Certificate of Incorporation of the Company, as amended through December 31, 2005. /(12)/

       3.2          By-Laws of the Company./(1)/

 4.1          1994 Stock Option Plan of the Company. /(12)/

       4.2          1998 Stock Option Plan of the Company./(1)/+

 4.3          2000 Stock Option Plan of the Company. /(12)/

       4.4          Form of Warrant Agreement dated July 17, 2001./(3)/+

 4.5          Form of Warrant Agreement dated January 4, 2002./(3)/

4.7          Convertible Debenture dated August 5, 2004./(9)/

4.8          2006 Stock Option Plan of the Company. /(12)/

4.9          Warrant Agreement by and between the Company and Creso Capital Partners dated September 9, 2005. /(12)/

4.10          Form of Warrant Agreement by and between the Company and Mehrdad Nadooshan dated November 30, 2005. /(12)/

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

      10.17         Agreement dated February 25, 2005 by and between the Company and

                    Sprint/Untied Management Company. /(11)/

      10.18         Agreement dated October 28, 2004 by and between the Company and

                    General Dynamics Network Systems. /(11)/

10.19         Final Settlement Agreement dated October 11,2005 between the Company and Mr. Gray. /(12)/

21.1          List of Subsidiaries./(11)/

      23.1          Independent Auditors Consent. /(12)/

31.1          Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley

              Act of 2002.*

31.2          Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley

              Act of 2002.*

32            Certifications of CEO and CFO Pursuant to Section 906 of the

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

(12) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2005.

* Filed herewith

+ Management contract for compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 31, 2006

ION NETWORKS, INC.

By:

 /s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer and

Director