Form 10QSB/A
period 2006-03-31
ION NETWORKS INC
filed 2006-06-02
CIK 754813

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

                                                                                    Yes___                     No  X

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of ION Networks, Inc. (the “Company” or the “Registrant”) for the three month period ended March 31, 2006 (the “Original Filing”), which was filed with the Securities and Exchange Commission on May 16, 2006, is being filed to amend the Original Filing as follows:

▪

ITEM 3. Controls and Procedures is being revised to meet the requirements of Item 308(c) of Regulation S-B and Rule 13a –15(d) of the Exchange Act.

▪

ITEM .6 Exhibits is being revised to reflect the separate filing of these exhibits. The officer certifications required to be filed as exhibits to Form 10-QSB are being filed as exhibits 31.1, 31.2, and 32 to this amendment.

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

32            Section 906 Certification of the Chief Executive Officer and Chief

              Financial Officer.*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2006

ION NETWORKS, INC.

/s/ Norman E. Corn ------------------------------------------ Norman E. Corn, Chief Executive Officer