Form 10QSB
period 2006-06-30
ION NETWORKS INC
filed 2006-08-14
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2006

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

No _  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                 Yes____                    No    X

There were 32,785,565 shares of Common Stock outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format:

                                                                                  Yes___                     No X

ION NETWORKS, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

2

Condensed Consolidated Balance Sheet as of June 30, 2006

3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005

4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005

5

Notes to Condensed Consolidated Financial Statements

6

Item 2. Management's Discussion and Analysis or Plan of Operation

14

Item 3. Controls and Procedures

17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.  Defaults Upon Senior Securities

18

Item 4.  Submission of Matters to a Vote of Security Holders

18

Item 5.  Other Information

18

Item 6. Exhibits

19

SIGNATURES

20

CERTIFICATIONS

24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

As of June 30, 2006

(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 57,875
Accounts receivable, net of allowance for doubtful accounts of $16,275	674,480
Inventories, net	613,424
Prepaid expenses and other current assets	66,554
Total current assets	1,412,333

Property and equipment, net	25,751

Capitalized software, net	1,036,703
Deferred financing costs, net	41,981
Other assets	22,911
Total assets	$ 2,539,679

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 215,342
Accrued expenses	176,738
Accrued payroll and related liabilities	82,828
Current portion of long-term debt	2,462
Deferred income	180,360
Other current liabilities	10,015
Total current liabilities	667,745

Long-term liabilities
Revolving credit facility	100,000
Accrued interest – related party	15,814
Long-term debt, net of current portion	3,280
Total long-term liabilities	119,094
Total liabilities	786,839

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (Aggregate Liquidation Preference $280,003)	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 32,785,565 shares issued and outstanding	32,786
Additional paid-in capital	45,865,403
Deferred compensation	(246,030)
Accumulated deficit	(43,899,475)
Total stockholders’ equity	1,752,840

Total liabilities and stockholders’ equity	$ 2,539,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Net sales	$ 1,113,345	$ 1,050,150	$ 1,744,411	$ 1,982,581

Cost of sales	415,277	385,249	673,516	629,866
Gross margin	698,068	664,901	1,070,895	1,352,715

Research and development expenses including $17,007 and $34,391 of non-cash stock based compensation for the three and six months ended June 30, 2006.	153,271	122,929	304,407	276,998
Selling, general and administrative expenses, including $31,498 and $63,435 of non-cash stock based compensation for the three and six months ended June 30, 2006, respectively	635,866	668,938	1,319,588	1,325,362
Depreciation expense	3,725	2,379	7,871	4,912
Restructuring and other credits	(81,000)	-	(81,000)	-

Total operating expenses	711,862	794,246	1,550,866	1,607,272

Loss from operations	(13,794)	(129,345)	(479,971)	(254,557)

Other income	-	-	-	15,339
Interest income/(expense) – related party	-	(2,493)	(1,696)	(4,710)
Interest income/(expense) (1)	(13,529)	(98)	(22,989)	(36)

Loss before income taxes	(27,323)	(131,936)	(504,656)	(243,964)

Income tax expense	512	550	512	822

Net loss	$ (27,835)	$ (132,486)	$ (505,168)	$ (244,786)

Per share data:
Net loss per share
Basic and diluted	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding
Basic and diluted	31,798,765	27,050,044	30,023,291	24,872,589

(1)

Includes amortization of deferred financing costs of $9,537 and $18,153 for the three and six months ended June 30, 2006, respectively.

           The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Cash flows from operating activities
Net loss	$ (505,168)	$ (244,786)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,847	70,604
Non-cash stock-based compensation	101,941	-
Restructuring and other credits	(81,000)	-
Provision for inventory reserve	(3,177)	(43,266)
Interest on convertible debt – related party	1,696	4,710
Amortization of deferred financing costs	18,153	-
Changes in operating assets and liabilities:
Accounts receivable	349,434	(154,345)
Inventories	(84,169)	(70,107)
Prepaid expenses and other current assets	8,825	34,045
Accounts payable	(206,007)	(3,896)
Accrued expenses	(22,829)	(48,218)
Accrued payroll and related liabilities	(177,919)	(14,625)
Deferred income	13,250	(10,288)
Sales tax payable	-	(4,296)
Net cash used in operating activities	(481,123)	(484,468)

Cash flows from investing activities
Acquisition of property and equipment	(4,328)	(10,686)
Capitalized software expenditures	(243,004)	(326,933)
Net cash used in investing activities	(247,332)	(337,619)

Cash flows from financing activities
Principal payments on debt and capital leases	(6,196)	(952)
Advances from related parties	-	110,500
Repayment of advances from related parties	-	(110,500)
Repayment to revolving credit facility	(265,000)	-
Deferred financing costs	(2,698)	-
Borrowings from revolving credit facility	365,000	-
Proceeds from the exercise of warrants	498,882	-
Proceeds from issuance of common stock	-	703,725
Net cash provided by financing activities	589,988	702,773

Net decrease in cash and cash equivalents	(138,467)	(119,314)

Cash and cash equivalents – beginning of period	196,342	287,437

Cash and cash equivalents – end of period	$ 57,875	$ 168,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 1–CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ION Networks, Inc ("ION" or the "Company") designs, develops, manufactures and sells security solutions that protect enterprise network administrative interfaces from improper, unauthorized or otherwise undesirable access from external and internal sources. Administrative interfaces are the network access points used by highly trained technical individuals who are charged with the responsibilities of maintaining and supporting the networks and devices employed within the networks such as servers, routers, PBXs and similar network equipment. These technicians may be employees of the enterprise or employed by third parties such as managed service providers, consultants, device vendors or application developers. In all cases, they are considered “trusted insiders” since in order to perform their jobs, permission to enter and work within the network must be granted. The Company’s solution, comprised of centralized management and control software, administrative security appliances and soft tokens, are designed to provide secure, auditable access to all administrative interfaces and monitored security once working within the network. Service Providers, Enterprises and Governmental Agencies utilize the ION solution globally in their voice, data and converged environments, to establish and maintain security policies while providing the support and maintenance required of networks and their devices.

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

The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at June 30, 2006 and 2005 not misleading have been made.  The results of operation for the three and six months ended June 30, 2006 and 2005 are not indicative of a full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

At June 30, 2006, the Company had an accumulated deficit of $43,899,475 and working capital of $744,588. The Company also realized a net loss of $505,168 for the six months ended June 30, 2006. During the six months ended June 30, 2006 the Company received $498,882 from the exercise of 3,325,882 warrants. The Company continues to have a delicate cash position. Management believes it is necessary for it to continue to strictly manage expenditures and to increase product revenues.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility as of March 31, 2006. This default could have resulted in the Company not being permitted to borrow under the Revolving Credit Facility in the future.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms. The Company received a waiver on its March 31, 2006 financial covenant default. The waiver included a modification to the Financing agreement whereby the borrower can add back non cash adjustments for stock based compensation for the purpose of calculating the net profit after tax covenant requirement.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

NOTE 2 – SUMMARY OF CERTAIN SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ION Networks, Inc. and Subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the financial statements for the three and six months ended June 30, 2005 have been reclassified to conform to the presentation of the financial statements for the three and six months ended June 30, 2006. There was no change in previously reported net loss.

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

Amortization expense totaled $60,465 and $34,813 for the three months ending June 30, 2006 and 2005, respectively. Amortization expense totaled $97,976 and $65,692 for the six months ending June 30, 2006 and 2005, respectively. Amortization expense is included in Cost of Sales in the Statement of Operations.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 8,067,118 and 12,738,422 at June 30, 2006 and 2005 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

Stock-Based Compensation

The Company had stock-based compensation expense in the amount of $50,465 and $101,941 for the three and six months ended June 30, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), as if the fair value method defined by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), had been applied to its stock-based compensation.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting FAS 123R, the impact to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 on net loss was $50,465 and $101,941, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the three months ended June 30, 2006. As of June 30, 2006, the unvested options totaled $239,503 of which $140,236 is for options granted prior to January 1, 2006 and $99,267 is for options granted after January 1, 2006.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Six months ended June 30
	2006	2005
Risk-free interest rate	5.03%-5.10%	4.00%
Dividend yield	N/A	N/A
Expected volatility	214%	69.25-71.20%
Expected life in years	5	5
Expected forfeiture rate (through term)	75.9%	-

	Three months ended June 30, 2005 (Unaudited)	Six months ended June 30, 2005 (Unaudited)

Net loss as reported	$(132,486)	$(244,786)
Deduct: Stock based employee compensation determined under fair value method	(39,221)	(66,739)
Net loss – pro forma	$(171,707)	$(311,525)

Basic and diluted net loss per share:

Basic and diluted - as reported	$(0.01)	$(0.01)
Basic and diluted - pro forma	$(0.01)	$(0.01)

The pro forma table below reflects net loss and basic and diluted net loss per share for the three and six months ended June 30, 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

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

The Company uses historical information to estimate expected life and forfeitures within the valuation model. The risk-free rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of the price of our common stock over the calculated expected life.  The Company does not anticipate paying cash dividends in the future and therefore uses an expected dividend yield of 0.0%.

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

A summary of option activity for the six months ended June 30, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,889,831	$0.32	4.15 years
Granted	2,692,500	$0.18	4.6 years
Exercised	-	-	-
Canceled	(233,000)	$0.19	4.67 years
Expired	(6,300)	$1.51	0 years
Outstanding at June 30, 2006	7,343,031	$0.27	3.95 years	$39,870
Exercisable at June 30, 2006	4,225,374	$0.22	3.29 years	$39,746

A summary of the status of the Company’s non-vested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2006	1,019,081	$0.60
Granted	2,470,000	$0.11
Vested	(295,224)	$0.11
Forfeited	(76,200)	$0.26
Non-vested at June 30, 2006	3,117,657	$0.17

As of June 30, 2006 the total unrecognized compensation costs on non-vested options is $246,030.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 amounted to $0.11 per share and $0.18, respectively.  There have been no exercises of stock options during the six months ended June 30, 2006.

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales.  The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates.  The warranty accrual included in other current liabilities as of June 30, 2006 is $10,000.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE 3 - INVENTORIES

Inventories, net of allowance for obsolescence of $100,926 at June 30, 2006, consists of the following:

Raw materials	$ 228,102
Finished goods	385,322

$ 613,424

NOTE 4 – RESTRUCTURING AND OTHER CREDITS

As of June 30, 2006, the Company has included as part of accounts payable and accrued expenses certain liabilities that may, in the future, result in additional restructuring credits.  The Company’s accounts payable balance includes invoices for professional services in the amount of $88,687. Accrued expenses include professional services in the amount of $184,671.  These items arose from alleged services provided to the Company between November 2002 and August 2003.  The Company is disputing these amounts with the vendors, however, at the present time, management is unable to estimate the final outcome of these disputes but believes that the final settlement amount should not exceed the total of the above amounts. The Company released $60,000 of professional services and $21,000 of shareholder relations related expenses, from disputed accruals during the six months ended June 30, 2006.

NOTE 5 – REVOLVING CREDIT FACILITY

On September 21, 2005, the Company entered into the asset based Revolving Credit Facility, for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility has a two-year term, which upon maturity, requires payment of the outstanding principal and interest balance. The Revolving Credit Facility provides for advances of up to $2.0 million against 80% of eligible accounts receivables and an additional $500,000 against inventory capped at 30% of eligible accounts receivables. The annual interest rate is prime plus 1.75% (10.0% at June 30, 2006), with a minimum prime rate of 6.25%. Certain assets of the Company secure the Revolving Credit Facility, and the Company is subject to certain financial and restrictive covenants, as defined in the agreement. As of June 30, 2006, the outstanding balance on the Revolving Credit Facility was $100,000.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility, as of March 31, 2006. This default could have resulted in the Company not being permitted to borrow under the Revolving Credit Facility in the future.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms.

The Company received a waiver on its March 31, 2006 financial covenant default. The waiver included a modification to the financing agreement whereby the borrower can add back non cash adjustments for stock based compensation for the purpose of calculating the net profit after tax covenant requirement.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

On August 5, 2004, the Company issued a convertible debenture (the “Debenture”) for $200,000 cash to Stephen M. Deixler, one of the Company’s directors. On February 15, 2006, Mr. Deixler converted the Debenture into 2,409,639 shares of common stock. The Debenture would have matured on August 5, 2008 and had an interest rate of five (5%) percent per annum, compounded annually. The principal amount of the Debenture was convertible at any time by the holder into shares of the Company’s common stock, $.001 par value, at a conversion price equal to $0.083 per share (the “Conversion Price”), for a total of 2,409,639 shares of common stock.

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

Options

The Company has two option plans in place and adopted in previous years.

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

On January 23, 2006, the Company granted employees options to purchase an aggregate of 1,335,000 shares of common stock with an exercise price of $0.18 per share for a total value of approximately $57,000 under a previously approved option plan. None of these option grants were exercisable as of June 30, 2006.

On May 10, 2006, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.21 for a total value of $931 under a previously approved option plan. All of these option grants were exercisable as of June 30, 2006.

On June 30, 2006, the Company granted a non-employee director immediately exercisable options to purchase 50,000 shares of common stock with an exercise price of $0.11 per share for a total value of $5,428 under a previously approved option plan.

On January 23, 2006, the Company adopted its 2006 Stock Option Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options, which may be granted to an employee during any calendar year under the 2006 Plan, is 500,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006, the

Company granted employees options to purchase an aggregate of 1,335,000 shares of common stock with an exercise price of $0.18 per share under the 2006 Plan, for a total value of approximately  $57,000, subject to shareholder approval at the Company’s next shareholder meeting. As of June 30, 2006, these 1,335,000 options were the only options outstanding under the 2006 Plan, and they were not exercisable.

NOTE 7 – SALES CONCENTRATIONS

Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. For the six months ended June 30, 2006, the Company’s most significant customers (stated as an approximate percentage of revenue) were Avaya 24%, Sprint 20% and Qwest 12%, with outstanding accounts receivables of $110,537, $199,100 and $73,481, respectively, compared to the six months ended June 30, 2005, Avaya 35%, Sprint 21% and General Dynamics 10% were the Company’s most significant customers, with outstanding accounts receivables of $254,818, $146,260 and $128,131, respectively. In general, the Company cannot predict with certainty, which large customers will continue to order.

The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Under The Private Securities Litigation Reform Act of 1995

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. You can identify forward-looking statements by our use of words such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative or other variations of these words, or other comparable words or phrases. These statements include, but are not limited to, statements regarding the Company’s ability to gain further market recognition and the Company’s cost reduction efforts. These risks and uncertainties include, but are not limited to, uncertainty as to the acceptance of the Company’s products; risks related to technological factors; potential manufacturing difficulties; uncertainty of product development; uncertainty of obtaining or maintaining adequate financing; dependence on third parties; dependence on key personnel and changes in the Company’s sales force and management; the risks associated with the expansion of the Company’s sales channels; competition; a limited customer base; risk of system failure, security risks and liability risks; risk of requirements to comply with government regulations; vulnerability to rapid industry change and technological obsolescence; and general economic conditions. Unless otherwise required by applicable law, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

OVERVIEW

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. Because fluctuations in the timing of orders from our customers or in the number of individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance.

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

The impact to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 on net loss was $50,465 and $101,941, respectively, greater than if the Company had continued under APB 25. There is no impact on both basic and diluted net loss per share for the three and six months ended June 30, 2006. As of June 30, 2006, the unvested options totaled $239,503 of which $140,236 is for options granted prior to January 1, 2006 and $99,267 is for options granted after January 1, 2006.

RESULTS OF OPERATIONS

For the three months ended June 30, 2006 compared to the same period in 2005:

Net loss for the three months ended June 30, 2006 was $27,835 compared to $132,486 for the three months ended June 30, 2005. The decreased loss of $104,651 was primarily due to an increase in gross margin of $33,167 due to increased net sales of $63,195, a decrease in operating expenses of $82,384 offset in part by increased interest expense of $10,937. The impact of the application of FAS 123(R) for the three months ended June 30, 2006 resulted in non-cash stock based compensation cost of $50,465 in that period compared with $0 for the same period in 2005.

Net sales for the three months ended June 30, 2006, was $1,113,345 compared to net sales of $1,050,150 for the same period in 2005, an increase of $63,195 or 6.0%. The increase in sales is primarily attributable to increased billings for software of $74,771 in the three months ended June 30, 2006 compared to the same period of the prior year.

Cost of sales for the three months ended June 30, 2006 was $415,277 compared to $385,249 for the same period in 2005. Cost of sales as a percentage of net sales for the three months ended June 30, 2006 increased slightly to 37.3% from 36.7% for the same period in 2005, resulting in gross margins slightly decreasing to 62.7% from 63.3% as compared to the prior year. Gross margin for three months ended June 30, 2006 was negatively impacted by 2.1% compared to the same period last year due to increased amortization of capitalized software costs of $60,465 from $34,813.

Research and development expense, net of capitalized software development costs, for the three months ended June 30, 2006 was $153,271 compared to $122,929 for the same period in 2005. This net increase of $30,342 was the result of a $42,621 decrease in the capitalized software development costs, an increase of $17,007 in non-cash stock based compensation costs for research and development personnel, offset in part by reduced outside engineering expenses of $24,206 and cash compensation expense of $6,371.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2006 were $635,866 compared to $668,938 for the same period in 2005, a decrease of $33,072.  The decrease in SG&A expenses are due primarily to reduced payroll related expenses by $37,673, advertising fees by $10,318 and travel and entertainment expenses by $15,272 in 2006. These 2006 benefits were offset by an increase in SG&A expenses for stock based compensation cost of $31,498 in 2006.

Restructuring and other credits for the three months ended June 30, 2006 was a benefit of $81,000 compared to zero in the three months ended June 30, 2005. The Company released $60,000 of professional services and $21,000 of shareholder relation related expenses, from disputed accruals to make up the $81,000 benefit during the three months ended June 30, 2006.

Depreciation expense was $3,725 for the three months ended June 30, 2006 compared to $2,379 in the same period in 2005.

For the six months ended June 30, 2006 compared to the same period in 2005:

Net loss for the six months ended June 30, 2006 and 2005 were $505,168 and $244,786, respectively, an increased loss of $260,382 due primarily to a reduction in gross margin of $281,820 offset in part by a decrease in operating expenses and other income of $56,406.

Net sales for the six months ended June 30, 2006 was $1,744,411 compared to net sales of $1,982,581 for the same period in 2005, a decrease of $238,170 or 12.0%. Revenues for the six months ended June 30, 2006 were lower compared to the same period of 2005 primarily due to decreased sales of appliances of $123,211, software of $39,836 and maintenance and professional services of $76,039.

Cost of sales for the six months ended June 30, 2006 was $673,516 compared to $629,866 for the same period in 2005. Cost of sales as a percentage of net sales for the six months ended June 30, 2006 increased to 38.6% from 31.8% for the same period in 2005, resulting in gross margins decreasing to 61.4% from 68.2% as compared to the prior year. The decrease in gross margin as a percentage of revenue is due primarily to the impact of amortization expense increasing to $109,510 or 6.3% of net sales for the six months ended June 30, 2005 from $65,692 or 3.3%

of net sales for the same period in 2005, as well as an decrease in higher margin software and professional services revenues as a percentage of total revenues.

Research and development expenses for the six months ended June 30, 2006 was $304,407 compared to $276,998 for the same period in 2005 or an increase of $27,409. This net increase was the result of a $91,679 decrease in the capitalized software development costs, an increase of $34,391 in non-cash stock based compensation costs for research and development personnel, offset in part by reduced outside engineering expenses of $93,698 and compensation expense of $6,729.

SG&A for the six months ended June 30, 2006 were $1,319,588compared to $1,325,362 for the same period in 2005, a decrease of $5,774.  The decrease in SG&A expenses are due primarily to reduced marketing related expenses of $41,614, lower payroll related expenses of $19,912 and lower net sales resulted in reduced commission expense of $14,595. These 2006 benefits were offset in part by an increase in stock based compensation of $63,435 in 2006.

Restructuring and other credits for the six months ended June 30, 2006 was a benefit of $81,000 compared to zero in the six months ended June 30, 2005. The Company released $60,000 of professional services and $21,000 of shareholder relation related expenses, from disputed accruals to make up the $81,000 benefit during the six months ended June 30, 2006.

Depreciation expense was $7,871 for the six months ended June 30, 2006 compared to $4,912 in the same period in 2005.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of June 30, 2006 was $744,588 compared to $679,515 at December 31, 2005. The increase of $65,073 was due primarily to a larger reduction in current liabilities of $474,453 mainly made up of accounts payable of $221,007, accrued expenses of $88,829 and payroll related liabilities of $177,919 than the reduction in current assets of $409,380 mainly made up of cash and cash equivalents of $138,467, net accounts receivable of $349,434 offset by an increase in net inventory of $87,346.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility, as of March 31, 2006. On June 20, 2006, the Company received a waiver for its financial covenant default for March 31, 2006 and revision to the loan agreement to adjust GAAP earnings/losses for the impact of non-cash stock based compensation items for the purpose of calculating the net profit after tax covenant requirement. As of June 30, 2006, the outstanding balance on the revolving credit facility was $100,000.

On April 27, 2006 the Company received $498,882 from the exercise of 3,325,882 warrants.

Net cash used by operating activities during the six months ended June 30, 2006 was $481,123 compared to $484,468 in the same period in 2005, a difference of $3,345. Improved cash amounts provided by collection of accounts receivable and deferred income of $503,779 and $23,538, respectively, and the  non-cash stock based compensation of $101,941, offset by the increased net loss of $260,382, and reductions to both accounts payable of $202,111 and accrued payroll and related liabilities of $163,294 resulted in a nominal change to net cash used by operating activities.

Net cash used in investing activities during the six months ended June 30, 2006 was $247,332 compared to net cash used during the same period in 2005 of $337,619. Capitalized software expenditures for the six months ended June 30, 2006 was $243,004, a decrease of $83,929 from $326,933 for the same period in 2005.

Net cash provided by financing activities during the six months ended June 30, 2006 was $589,988 compared to $702,773 during the six months ended June 30, 2005.  This $112,785 decrease was due primarily to the Company realizing $204,843 less in net proceeds from the sale of common stock and exercise of warrants, offset in part by net borrowings of  $100,000 ($365,000 in borrowings with a repayment of $265,000) under the Revolving Credit Agreement during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

Prior to the filing of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

The Company’s chief executive officer and chief financial officer have also concluded that there has been no change in the Company's internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2006, the Company issued 3,325,882 shares of common stock upon the exercise of warrants to purchase (i) 1,120,000 shares of common stock at an exercise price of $0.15 per share issued on February 14, 2002,  and (ii) 2,205,882 shares of common stock at an exercise price of $0.15 per share issued on March 31, 2005.  The Company received an aggregate of $498,882 from the exercise of these warrants.

With respect to each of the foregoing, the securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended. The recipients of securities in each such transaction acquired the securities for investment purposes only and not with a view to distribute or for sale in connection with any distribution thereof. We believe the recipients were all “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  All recipients had adequate access to information about our company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6.    Exhibits.

10		Agreement to Reprice and Exercise Warrants (incorporated by reference to Exhibit 99 to the registrant’s Form 8-K filed with the SEC on May 1, 2006)
31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Executive Officer and Chief Financial Officer

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006

ION NETWORKS, INC.

/S/ Norman E. Corn ------------------------------------------ Norman E. Corn, Chief Executive Officer

/S/ Patrick E. Delaney ------------------------------------------ Patrick E. Delaney, Chief Financial Officer

Exhibit Index

10		Agreement to Reprice and Exercise Warrants (incorporated by reference to Exhibit 99 to the registrant’s Form 8-K filed with the SEC on May 1, 2006)
31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Executive Officer and Chief Financial Officer

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

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 11, 2006

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

4

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 11, 2006

/s/ Patrick E. Delaney

Patrick E. Delaney

Chief Financial Officer

Exhibit 32

ION Networks, Inc.

CERTIFICATION

In connection with the periodic report of ION Networks, Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned officers of the Company, hereby certifies as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of their knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:          August 11, 2006

By:         /s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer

Date:          August 11, 2006

By:         /s/ Patrick E. Delaney

Patrick E. Delaney

Chief Financial Officer

24