Form 10QSB
period 2006-09-30
ION NETWORKS INC
filed 2006-11-14
CIK 754813

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2006

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

There were 32,785,565 shares of Common Stock outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format:

Yes  __  No  X

ION NETWORKS, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

3

Condensed Consolidated Balance Sheet as of September 30, 2006

4

Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2006 and 2005

5

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 and 2005

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

22

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

.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

As of September 30, 2006

(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 61,388
Accounts receivable, less allowance for doubtful accounts of $16,275	427,341
Inventories, net	598,881
Prepaid expenses and other current assets	29,554
Total current assets	1,117,164

Property and equipment, net	33,169

Capitalized software, net	1,107,682
Deferred financing costs, net	33,148
Other assets	22,996
Total assets	$ 2,314,159

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 236,638
Revolving credit facility	200,000
Accrued expenses	169,596
Accrued payroll and related liabilities	60,680
Current portion of long-term debt	2,488
Deferred income	157,401
Other current liabilities	10,000
Total current liabilities	836,803

Long-term liabilities
Accrued interest – related party	15,814
Long-term debt, net of current portion	2,645
Total long-term liabilities	18,459
Total liabilities	855,262

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 32,785,565 shares issued and outstanding	32,786
Additional paid-in capital	45,638,307
Accumulated deficit	(44,212,352)
Total stockholders’ equity	1,458,897

Total liabilities and stockholders’ equity	$ 2,314,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Net sales	$ 872,945	$ 1,158,928	$ 2,617,356	$ 3,141,509

Cost of sales	395,726	330,062	1,069,242	959,928
Gross margin	477,219	828,866	1,548,114	2,181,581

Research and development expenses, including $17,007 and $51,398 of non-cash stock based compensation for the three and nine months ended September 30, 2006, respectively.	173,651	120,199	478,057	397,198
Selling, general and administrative expenses, including $30,649 and $94,084 of non-cash stock based compensation for the three and nine months ended September 30, 2006, respectively.	603,522	672,851	1,923,111	1,998,213
Depreciation expense	3,820	2,158	11,690	7,070
Restructuring, and other credits	-	-	(81,000)	-

Total operating expenses	780,993	795,208	2,331,858	2,402,481

(Loss)income from operations	(303,774)	33,658	(783,744)	(220,900)

Other income	396	-	396	15,339
Interest income/(expense) – related party	-	(2,595)	(1,696)	(7,306)
Interest income/(expense) (1)	(9,449)	(2,527)	(32,438)	(2,562)

(Loss)income before income taxes	(312,827)	28,536	(817,482)	(215,429)

Income tax expense	50	-	563	822

Net (loss)income	$ (312,877)	$ 28,536	$ (818,045)	$ (216,251)

Per share data:
Net income(loss) per share
Basic	$ (0.01)	$ 0.00	$ (0.03)	$ (0.01)
Diluted	$ (0.01)	$ 0.00	$ (0.03)	$ (0.01)

Weighted average number of common shares outstanding
Basic	32,785,565	27,050,044	30,954,167	25,606,383
Diluted	32,785,565	32,041,785	30,954,167	25,606,383

(1) Includes amortization of deferred financing costs of $8,833 and $26,986 for the three and nine months ended September 30, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Cash flows from operating activities
Net loss	$ (818,045)	$ (216,251)

Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring and other credits	(81,000)	-
Depreciation and amortization	179,582	100,224
Non-cash stock-based compensation	151,556	-
Provision for inventory reserve	(55,290)	(49,296)
Interest on convertible debt – related party	1,696	7,306
Amortization of deferred financing costs	26,986	2,083
Changes in operating assets and liabilities:
Accounts receivable	596,573	(318,038)
Inventories	(17,513)	(31,234)
Prepaid expenses and other current assets	45,825	11,485
Other assets	(85)	-
Accounts payable	(184,726)	(63,635)
Accrued expenses	(29,971)	(37,980)
Accrued payroll and related liabilities	(200,067)	36,443
Deferred income	(9,709)	(47,685)
Sales tax payable	-	(6,060)
Net cash used in operating activities	(394,188)	(612,638)

Cash flows from investing activities
Acquisition of property and equipment	(15,566)	(10,686)
Capitalized software expenditures	(383,898)	(458,127)
Net cash used in investing activities	(399,464)	(468,813)

Cash flows from financing activities
Principal payments on debt and capital leases	(6,805)	(1,725)
Advances from related parties	-	160,500
Repayment of advances from related parties	-	(160,500)
Borrowings from revolving credit facility	465,000	200,000
Repayment of revolving credit facility	(265,000)	-
Deferred financing costs	(2,698)	(25,000)
Proceeds from the sale of common stock	-	671,141
Proceeds from the exercise of warrants, net	468,201	-
Net cash provided by financing activities	658,698	844,416

Net decrease in cash and cash equivalents	(134,954)	(237,035)

Cash and cash equivalents – beginning of period	196,342	287,437

Cash and cash equivalents – end of period	$ 61,388	$ 50,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at September 30, 2006 and 2005 not misleading have been made.  The results of operations for the three and nine months ended September 30, 2006 and 2005 are not indicative of a full year or any other interim period.

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

At September 30, 2006, the Company had an accumulated deficit of $44,212,352 and working capital of $280,361. The Company also realized a net loss of $818,045 for the nine months ended September 30, 2006. During the nine months ended September 30, 2006 the Company received net proceeds of $468,201 from the exercise of 3,325,882 warrants. The Company continues to have a delicate cash position. Management believes it is necessary for it to continue to strictly manage expenditures and to increase product revenues. In addition, the Company has historically received proceeds from the sale of its New Jersey Net Operating Losses during the fourth quarter of previous years.  While no assurance can be made that the Company will again receive such proceeds, the Company has been approved for this program in 2006 and expects to use the proceeds received under this program for general working capital purposes.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility as of March 31, 2006 and September 30, 2006. This default can result in the Company not being permitted to borrow under the Revolving Credit Facility in the future.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms. The Company received a waiver on its March 31, 2006 financial covenant default. The waiver included a modification to the Financing agreement whereby the borrower can add back non cash adjustments for stock based compensation for the purpose of calculating the net profit after tax covenant requirement . The Company has not yet received a waiver on its September 30, 2006 financial covenant default, and accordingly, has classified the amounts due as a current liability. However, the Company is currently in the process of seeking a waiver on this default, although there is no assurance that one will be obtained.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ION Networks, Inc. and Subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the financial statements for the three and nine months ended September 30, 2005 have been reclassified to conform to the presentation of the financial statements for the three and nine months ended September 30, 2006. There was no change in previously reported net loss.

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

Amortization expense totaled $69,916 and $27,461 for the three months ending September 30, 2006 and 2005, respectively. Amortization expense totaled $167,892 and $93,155 for the nine months ending September 30, 2006 and 2005, respectively. Amortization expense is included in Cost of Sales in the Statement of Operations.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 9,320,688 and 12,785,422 at September 30, 2006 and 2005 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

 Stock-Based Compensation

The Company had stock-based compensation expense in the amount of $49,615 and $151,556 for the three and nine months ended September 30, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), as if the fair value method defined by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting FAS 123R, the impact to the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 on net loss was $49,615 and $151,556, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the three and nine months ended September 30, 2006. As of September 30, 2006, the unvested options totaled $195,337 of which $105,283 is for options granted prior to January 1, 2006 and $90,054 is for options granted after January 1, 2006.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Nine months ended September 30
	2006	2005
Risk-free interest rate	4.85%-5.10%	4.00%
Dividend yield	N/A	N/A
Expected volatility	208-224%	69.25-71.20%
Expected life in years	5	5
Expected forfeiture rate (through term)	75.9%	-

The pro forma table below reflects net loss and basic and diluted net loss per share for the three and nine months ended September 30, 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

	Three months ended September 30, 2005 (Unaudited)	Nine months ended September 30, 2005 (Unaudited)

Net income(loss) as reported	$28,536	$(216,251)
Deduct: Stock based employee compensation determined under fair value method	(38,981)	(106,148)
Net loss – pro forma	$(10,445)	$(322,399)

Basic and diluted net loss per share:

Basic and diluted - as reported	$0.00	$(0.01)
Basic and diluted - pro forma	$0.00	$(0.01)

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

A summary of option activity for the nine months ended September 30, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,889,831	$0.32	4.15 years
Granted	2,777,000	$0.18	4.25 years
Exercised	-	-	-
Canceled	(492,150)	$0.25	4.20 years
Expired	(85,650)	$0.90	0 years
Outstanding at September 30, 2006	7,089,031	$0.27	3.71 years	$7,500
Exercisable at September 30, 2006	4,184,714	$0.21	3.13 years	$7,500

A summary of the status of the Company’s non-vested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2006	1,019,081	$0.60
Granted	2,400,000	$0.11
Vested	(422,064)	$0.23
Forfeited	(92,700)	$0.12
Non-vested at September 30, 2006	2,904,317	$0.17

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 amounted to $0.18 per share.  There have been no exercises of stock options during the nine months ended September 30, 2006.

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales.  The warranty accrual is reviewed quarterly to reflect the remaining obligation. Adjustments are made when actual warranty claim experience differs from estimates.  The warranty accrual included in other current liabilities as of September 30, 2006 is $10,000.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 157 will have on our results of operations, financial condition and cash flow.

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

NOTE 3 - INVENTORIES

Inventories, net of allowance for obsolescence of $48,813 at September 30, 2006, consists of the following:

Raw materials	$ 287,908
Finished goods	310,973

$ 598,881

NOTE 4 – RESTRUCTURING AND OTHER CREDITS

As of September 30, 2006, the Company has included as part of accounts payable and accrued expenses certain liabilities that may, in the future, result in additional restructuring credits.  The Company’s accounts payable balance includes invoices for professional services in the amount of $88,687. Accrued expenses include professional services in the amount of $118,671.  These items arose from alleged services provided to the Company between November 2002 and August 2003.  The Company is disputing these amounts with the vendors, however, at the present time, management is unable to estimate the final outcome of these disputes but believes that the final settlement amount should not exceed the total of the above amounts. The Company released $60,000 of professional services and $21,000 of shareholder relations related expenses from disputed accruals during the nine months ended September 30, 2006.

NOTE 5 – REVOLVING CREDIT FACILITY

On September 21, 2005, the Company entered into the asset based Revolving Credit Facility, for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility has a two-year term, which upon maturity, requires payment of the outstanding principal and interest balance. The Revolving Credit Facility provides for advances of up to $2.0 million against 80% of eligible accounts receivables and an additional $500,000 against inventory capped at 30% of eligible accounts receivables. The annual interest rate is prime plus 1.75% (10.0% at September 30, 2006), with a minimum prime rate of 6.25%. Certain assets of the Company secure the Revolving Credit Facility, and the Company is subject to certain financial and restrictive covenants, as defined in the agreement. As of September 30, 2006, the outstanding balance on the Revolving Credit Facility was $200,000.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility, as of March 31, 2006 and September 30, 2006. This default can result in the Company not being permitted to borrow under the Revolving Credit Facility in the future.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms.

The Company received a waiver on its March 31, 2006 financial covenant default. The waiver included a modification to the financing agreement whereby the borrower can add back non cash adjustments for stock based compensation for the purpose of calculating the net profit after tax covenant requirement. The Company has not yet received a waiver on its September 30, 2006 financial covenant default , however, the Company is currently in the process of seeking a waiver on this default, although there is no assurance that one will be obtained. ~~.~~

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Warrants

In connection with the sale of common stock on February 14, 2002, the Company issued warrants to purchase 1,120,000 shares of common stock with a five year term and an exercise price of $1.25 per share, subject to certain adjustments, including a weighted-average ratchet adjustment for certain issuances of the Company's equity securities below the warrant exercise price. On April 25, 2006, the Company agreed to reduce the warrant exercise price to $0.15 per share on the condition that warrant holders simultaneously exercise all warrants. The Company received net proceeds of $168,000 from the exercise of these 1,120,000 warrants on April 27, 2006.

In connection with the sale of common stock on March 31, 2005, warrants to purchase 2,205,882 shares of common stock, subject to certain adjustments, with a five year term and an exercise price of $0.23 per share, subject to certain adjustments, including a full ratchet adjustment for certain issuances of the Company's equity securities below the warrant exercise price, were issued.  In the event that the closing bid price of the Company's common stock equaled or exceeded $0.69 per share for a period of 20 consecutive trading days and certain other conditions were met, the Company would redeem the warrants on 30 days prior written notice (during which periods the warrants could exercised) for a redemption price of $.001 per share of common stock underlying such warrants. On April 25, 2006, the Company agreed to reduce the warrant exercise price to $0.15 on the condition that warrant holders simultaneously exercise all warrants. The Company received net proceeds of $330,882 from the exercise of these 2,205,882 warrants on April 27, 2006.

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

On January 23, 2006, the Company adopted its 2006 Stock Incentive Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options, which may be granted to an employee during any calendar year under the 2006 Plan, is 500,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006, the Company granted employees options to purchase an aggregate of 1,335,000 shares of common stock with an exercise price of $0.18 per share under the 2006 Plan, for a total value of approximately  $57,000, subject to shareholder approval at the Company’s next shareholder meeting. On November 8, 2006, at the 2006 Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the 2006 Stock Incentive Plan. As of September 30, 2006, these 1,335,000 options were the only options outstanding under the 2006 Plan, and they were not exercisable.

On January 23, 2006, the Company granted employees options to purchase an aggregate of 1,335,000 shares of common stock with an exercise price of $0.18 per share for a total value of approximately $57,000 under a previously approved option plan. None of these option grants were exercisable as of September 30, 2006.

On January 23, 2006, the Company granted board members immediately exercisable options to purchase an aggregate of 9,000 shares of common stock, for two board meetings held on January 11,2006 and January 23, 2006, with an exercise price of $0.18 for a total value of $804 under a previously approved option plan. All of these option grants were exercisable as of September 30, 2006.

On February 14, 2006, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.20 for a total value of $803 under a previously approved option plan. All of these option grants were exercisable as of September 30, 2006.

On March 15, 2006, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.18 for a total value of $803 under a previously approved option plan. All of these option grants were exercisable as of September 30, 2006.

On May 10, 2006, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.21 for a total value of $931 under a previously approved option plan. All of these option grants were exercisable as of September 30, 2006.

On June 30, 2006, the Company granted a non-employee director immediately exercisable options to purchase 50,000 shares of common stock with an exercise price of $0.11 per share for a total value of $5,428 under a previously approved option plan.

On August 8, 2006, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.12 for a total value of $934 under a previously approved option plan. All of these option grants were exercisable as of September 30, 2006.

On August 8, 2006, the Company granted an employee options to purchase an aggregate of 30,000 shares of common stock with an exercise price of $0.12 for a total value of $3,428 under a previously approved option plan. None of these option grants were exercisable as of September 30, 2006.

NOTE 7 – SALES CONCENTRATIONS

Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. For the three months ended September 30, 2006, the Company’s most significant customers (stated as an approximate percentage of revenue) were Qwest 21%, Sprint 20%, Avaya 15%, and, with outstanding accounts receivables of $109,473, $0 and $110,438, respectively, compared to the three months ended September 30, 2005, Avaya 26%, and Verizon 23% were the Company’s most significant customers, with outstanding accounts receivables of $281,632 and $256,892, respectively. In general, the Company cannot predict with certainty, which large customers will continue to order.

The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

NOTE 8 – COMMITMENTS

The Company extended a lease on May 11, 2006 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey for an additional 5 years. The agreement provides for an escalating base rent of $4,665 per month effective August 2006 through July 2007, $4,815 per month effective August 2007 through July 2008, and an additional increase of $145 every August thereafter through August 2010. The tenant has the option to terminate the Lease effective July 31, 2009 with six months written notice to the Landlord.

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

The impact to the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 on net loss was $49,615 and $151,556, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the three and nine months ended September 30, 2006. As of September 30, 2006, the unvested options totaled $195,337 of which $105,283 is for options granted prior to January 1, 2006 and $90,054 is for options granted after January 1, 2006.

RESULTS OF OPERATIONS

For the three months ended September 30, 2006 compared to the same period in 2005:

Net sales for the three months ended September 30, 2006, were $872,945 compared to net sales of $1,158,928 for the same period in 2005, a decrease of $285,983 or 24.7%. Revenues for the third quarter of 2006 declined compared to the same period last year for hardware and accessories from $913,318 to $743,738 or a difference of $169,580, in addition high margin products such as software, professional services, maintenance and repairs declined by $99,452 from $210,594 to $111,142.

Cost of sales for the three months ended September 30, 2006 $395,726 was compared to $330,062 for the same period in 2005. Cost of sales as a percentage of net sales for the three months ended September 30, 2006 increased to 45.3% from 28.5% for the same period in 2005. Gross margins decreased to 54.7% from 71.5% in the quarter ending September 30, 2006 compared to the same period last year. The 16.8% gross margin reduction was the result of three primary factors 1) decline in net sales for higher margin software, professional services, maintenance and repairs, 2) lower prices for hardware and accessories due to a shift from prior generation hardware products to the new 5600 product line, 3) sharp increase in the charge for capitalized software amortization expenses to $69,916 during the three months ended September 30, 2006 compared to $27,461 for the same period in 2005.

Research and development expenses for the three month period ended September 30, 2006 $173,651 were compared to $120,199 for the same period in 2005 or an increase of $53,452.  The increase is primarily due to professional services for the three months ended September 30, 2006 of $62,031 compared to $24,994, an increase of $37,037, from the same period in 2005.  In addition non-cash stock based compensation was $17,007 compared to zero in 2005.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2006 were $603,522 compared to $672,851 for the same period in 2005, an decrease of $69,329. The decrease in SG&A expenses was due primarily to decreased payroll related expenses for salaries, benefits and incentive compensation of $89,079, decreased marketing expenses of $11,265 offset in part by increased charges for non-cash stock based compensation expenses of $30,649.

Depreciation expense was $3,820 for the three months ended September 30, 2006 compared to $2,158 in the same period in 2005.  The increase was due to an increase of depreciable fixed assets in the three months ended September 30, 2006 as compared to the same period in 2005.

Net loss for the three months ended September 30, 2006 amounted to $312,877 compared to net income of $28,536 for the same period in 2005. The decrease in net income of $341,413 was due primarily to the combined impact of lower net sales of $285,983 and higher cost of goods of $65,664 resulting in reduced gross margins of $351,647.

For the nine months ended September 30, 2006 compared to the same period in 2005:

Net sales for the nine months ended September 30, 2006, $2,617,356 were compared to net sales of $3,141,509 for the same period in 2005, a decrease of $524,153 or 16.7%. Revenues for the nine months ended September 30, 2006 declined compared to the same period last year for hardware and accessories from $2,328,434 to $2,035,643 or a difference of $292,791, in addition high margin products such as software, professional services, maintenance and repairs declined by $229,766 from $818,664 to $588,898.

Cost of sales for the nine months September 30, 2006 was $1,069,242 compared to $959,928 for the same period in 2005. Cost of sales as a percentage of net sales for the nine months ended September 30, 2006 increased to 40.9% from 30.6% for the same period in 2005. The 10.3% reduction in gross margin to 59.1% from 69.4% for the nine month period ended September 30, 2006 and 2005, respectively, was primarily related to increased amortization expense for capitalized software costs of $74,737 resulting in approximately a 3.5% gross margin decline, reduced prices of approximately 4.0% and 1.9% negative comparative impact due to reductions in inventory reserve favorable adjustments in the prior year totaling $46,389 compared to unfavorable inventory reserve adjustments totaling $10,682.

Research and development expenses for the nine months ended September 30, 2006 was $478,057 compared to $397,198 for the same period in 2005 or a increase of $80,859. The increase is primarily due to professional services for the nine months ended September 30, 2006 of $114,138 compared to $68,719, an increase of $45,419, from the same period in 2005 offset in part by increased capitalized software of $8,344.  In addition non-cash stock based compensation was $51,398 compared to zero in 2005.

Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2006 were $1,923,111 compared to $1,998,213 for the same period in 2005, a decrease of $75,102. The decrease in SG&A expenses was due primarily to decreased payroll related expenses of $123,587, decreased marketing expenses of $52,880 and reduced travel related expenses of $16,206 offset in part by non-cash stock based compensation expenses of $94,084 and professional services of $32,822.

Restructuring and other credits for the nine months ended September 30, 2006 amounted to a $81,000 benefit compared to zero for the same period in 2005. The Company released $60,000 of professional services and $21,000 of shareholder relation related expenses, from disputed accruals during the nine months ended September 30, 2006.

Depreciation expense was $11,690 for the nine months ended September 30, 2006 compared to $7,070 in the same period in 2005. The increase was due to the acquisition of depreciable assets in the nine months ended September 30, 2006 as compared to the same period in 2005.

Net loss for the nine months ended September 30, 2006 increased to $818,045 from $216,251 for the same period in 2005. The increase in net loss of $601,794 was due primarily to the combined impact of lower net sales of $524,153 and higher cost of goods of $109,314 resulting in reduced gross margins of $633,467. The net improvement of total operating expenses of $70,623 was offset in part by increased interest and other expenses of $39,209.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of September 30, 2006 was $280,361 compared to $679,515 at December 31, 2005. The decrease of $399,154 was due primarily to a smaller reduction in current liabilities of $305,395 mainly made up of accounts payable of $199,726, accrued expenses of $95,971 and payroll related liabilities of $200,067 offset by an increase in the revolving credit line of $200,000 than the reduction in current assets of $704,549 mainly made up of cash and cash equivalents of $134,954, net accounts receivable of $596,573 offset by an increase in net inventory of $72,803.

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

The Company failed to comply with certain financial covenants in the Revolving Credit Facility, as of September 30, 2006. This default can result in the Company not being permitted to borrow under the Revolving Credit Facility in the future.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms. The Company has not yet received a waiver on its September 30, 2006 financial covenant default. However, the Company is currently in the process of seeking a waiver on this default, although there is no assurance that one will be obtained. As of September 30, 2006, the outstanding balance on the revolving credit facility was $200,000.

The Company has historically received proceeds from the sale of its New Jersey Net Operating Losses during the fourth quarter of previous years.  While no assurance can be made that the Company will again receive such proceeds, the Company has been approved for this program in 2006 and expects to use the proceeds received under this program for general working capital purposes.

On April 27, 2006 the Company received gross proceeds of $498,882 from the exercise of 3,325,882 warrants.

Net cash used in operating activities during the nine months ended September 30, 2006 was $394,188 compared to $612,638 in the same period in 2005, a difference of $218,450. Improved cash amounts provided by collection of accounts receivable and deferred income of $914,611 and $37,976, respectively, and the non-cash stock based compensation of $151,556, offset by the increased net loss of $601,794, and reductions to both accounts payable of $121,091 and accrued payroll and related liabilities of $236,510.

Net cash used in investing activities during the nine months ended September 30, 2006 was $399,464 compared to net cash used during the same period in 2005 of $468,813. Capitalized software expenditures for the nine months ended September 30, 2006 was $383,898, a decrease of $74,229 from $458,127 for the same period in 2005.

Net cash provided by financing activities during the nine months ended September 30, 2006 was $658,698 compared to $844,416 during the nine months ended September 30, 2005.  This $185,718 decrease was due primarily to the Company realizing $202,940 less in net proceeds from the sale of common stock and exercise of warrants.

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

Date: November 13, 2006

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

Date: November 13, 2006

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

Date: November 13, 2006

/s/ Patrick E. Delaney

Patrick E. Delaney

Chief Financial Officer

Exhibit 32

ION Networks, Inc.

CERTIFICATION

In connection with the periodic report of ION Networks, Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned officers of the Company, hereby certifies as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of their knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Date:          November 13, 2006

By:         /s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer

Date:          November 13, 2006

By:         /s/ Patrick E. Delaney

Patrick E. Delaney

Chief Financial Officer

24