Form 10KSB
period 2006-12-31
ION NETWORKS INC
filed 2007-03-30
CIK 754813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                        For the fiscal year ended December 31, 2006

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

Yes  __

No  X

The issuer's revenues for the year ended December 31, 2006 totaled $ 3,380,346.

The aggregate market value of voting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the "Common Stock") on February 28, 2007 of $0.10, as reported on the OTC Bulletin Board was $3,005,330. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 32,785,565 shares of Common Stock outstanding as of February 28, 2007.

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

PART I

Item 1: Description of Business

Overview

ION Networks, Inc. has been one of the most trusted names in remote services delivery and secure access technology. ION’s suite of tools enables service providers, government and military agencies, and corporate IT departments to remotely manage, monitor, and secure critical devices on voice and data networks. Over half the world’s top telecommunications firms use ION technology for remote services delivery. An estimated 50,000 ION devices are currently deployed in over 35 countries worldwide.

ION’s all-in-one solution comprises both hardware and software components and provides value to enterprises and their service providers through: secure access to network devices, control of all administrative sessions and activities, and forensic audit trails. While other companies have built solutions to address various aspects of network security, ION has always focused on the secure remote administration space, making our solution far more robust, scalable, and secure than other products in the market today. Solutions using “terminal servers” or “alarm monitors” to achieve remote access fall short of providing comprehensive secure access, which should include secure in-band and out-of-band access, alarm processing, security/encryption, single sign-on functionality, two factor authentication, forensic monitoring/keystroke logging, scalability, etc.

ION’s solution meets the needs of both the service provider’s operations group charged with network management and uptime (ease of access, scalability to 1000’s of end points, alarm processing, etc.) as well as the enterprise’s security group that needs to ensure the solution does not compromise security policies (two factor authentication, encryption, etc.)

The Company’s research indicates a number of very visible factors and trends have recently combined to elevate network security to a major priority for senior corporate management. Legislation such as Sarbanes-Oxley, HIPAA, Gramm-Leach-Bliley and Basel II in Europe mandate stringent information security standards and hold senior management personally liable for information abuses through network security lapses. As a result, worldwide spending on compliance technology was estimated at $7.5 billion in 2005 and is expected to grow 22% annually (Wall Street Journal, December 9, 2005). ION easily enables necessary remote access to critical voice and IT systems, while meeting strict enterprise security guidelines.

 Ovum Research predicts that 30% of large companies and 39% of medium-sized companies plan to move from voice to Voice Over Internet Protocol (VoIP) within the next two years (Frost and Sullivan, September 19, 2006 Briefing). This rapid growth in VoIP deployment has catapulted voice system implementations into the world of general networking including: network security, IT controls and corporate risk management. ION plays a pivotal role by facilitating a seamless transformation, without disrupting the core business of service providers or enterprise customers.

As both IT and voice systems grow in complexity, more companies than ever are turning to Managed Service Providers (MSPs) to maintain these critical systems. MSPs remotely manage and monitor voice and IT systems located on enterprise premises. Currently 40% of companies use one or more managed services, and that number is on the rise. (Business Communications Review, September 2006). IDC predicts the worldwide MSP market is expected to grow to more than $21 billion by 2007 and $41.5 billion by 2009 (Processor, April 2005). ION provides an out-of-the-box, highly cost effective remote services delivery platform, which addresses administration and security challenges. This allows MSPs to simplify costly, resource-intensive customer implementations and quickly deploy revenue-generating services.

Combining the Company’s long-term focus of solving problems associated with secure remote administration with solutions that meet enterprise requirements such as: security, connectivity, audit & compliance and continued cost reduction; and service provider requirements such as: device monitoring, scalability and cost control; with current market indicators, reinforces the two major thrusts of the Company’s current solution.

Remote Services Delivery: Using ION’s highly scalable remote services delivery platform, service providers can remotely monitor and manage thousands of customer devices worldwide. ION’s technology helps service providers connect to virtually any endpoint (e.g. IT device. VoIP device, legacy voice device) using virtually any type connectivity. Built-in security features help meet enterprise companies’ security requirements, which helps significantly speed both the sales and deployment cycles.

Vendor Access Control: ION is the first company to offer an out-of-the-box Vendor Access Control (VAC) solution. From a security compliance perspective, companies must scrupulously manage the access and activities of all who maintain and support corporate voice and IT systems. This extends beyond employees to encompass all vendors who connect to and service these systems; service providers, equipment vendors, and consultants. ION’s cost-effective, security policy-compliant solution offers visibility into vendor activities, access controls, along with detailed activity logs. The solution is appealing to enterprise customers who are seeking a simple, secure solution to tackling vendor access management.

Though the Company’s focus is providing hardware and software solutions, ION also offers support and maintenance programs. Services revenue is typically generated from systems engineering and maintenance services in conjunction with the sale of our solutions.

ION's solutions are distributed via three channels: (i) a direct sales force, (ii) indirect channels such as service providers and equipment vendors and (iii) resellers both domestically and internationally. In addition to these distribution channels, the company segments its target markets by (i) enterprises, (ii) service providers and (iii) governmental agencies. Each market segment has unique characteristics and provides significant opportunities for future growth.

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

 Market Background

Industry Drivers

Network complexity is on the rise. As indicated above, the movement toward IP-based networks has dramatically increased the security implications for both enterprises as well as their service providers who support and maintain these networks. Also, when adding these new technologies to networks that contain numerous legacy systems, the ability to monitor and maintain all devices with the same tools becomes nearly impossible and the connectivity issues grow exponentially.

Both enterprises and service providers feel increased financial pressures. The constantly changing work force combined with continued headcount reductions create skill and critical mass shortages. Competition and non-regulated environments contribute to even greater financial challenges.

In the space the Company sells to, off the shelf and home grown solutions (by far the largest competitors) fall far short of providing the comprehensive secure access, security, visibility, compliance, etc., required by enterprises and service providers alike. They do not scale, offer little or no control, there is no granularity and no “proof” as to what actions have taken place within the networks and what results from those actions. In addition, corporate security policies and passwords are easily compromised.

Much of the above has led to a tremendous growth in outsourcing, particularly functions associated with maintaining and supporting network devices. The uncomfortable result is a tacit transfer of control and a large, rapid expansion of “trusted insiders.”

The term quality assurance has taken on new and additional meaning. It now refers to reducing vulnerabilities associated with network device administration. It also concerns itself with mitigating downtime, including reversing hacks and correcting simple mistakes.

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

Resulting Challenges

Challenges faced by enterprises can be particularly severe. They include: providing consistent security across managed network devices and access methods for employees as well as service providers, simplifying connections between their network and their third parties’ networks, ensuring their managed service providers are doing their job(s) properly and complying with best practices with regard to auditing third party activity on your network.

In addition to those challenges are the audit and compliance challenges. In the category of ‘risk management,’ enterprises must know: who is using their network resources, when they are accessing network resources, where they are going within the network and specifically, what they are doing in the network. Looking at it from a vendor management perspective, enterprises must know: what the vendor is doing on their behalf and are they getting their moneys worth.

Lastly, the enterprise must ‘prove’ the information and data they have relative to the challenges above are complete and accurate.

The ION Networks Solution

At the core of enterprise networks is proprietary data and information. It is typically accessed by its end user population through the perimeter of the network to applications that massage and organize the data and information. In order to gain access, users have to go through firewalls, intrusion detection systems, anti-virus software and other tools. The overall enterprise has typically contained many different networks such as a Data Network with routers and switches, a Voice Network with PBXs and voicemail, an IT Network with servers and network attached storage, and middleware such as databases and applications. In order to maintain and support the various enterprise networks and their devices, internal network support staff along with equipment vendors, managed service providers, IT consultants, etc., must have access.  Today, there is a growing move toward a converged environment, combining these networks and creating a new set of issues surrounding administrative access of Voice over IP (VoIP) devices as well as the remaining legacy devices.  ION’s integrated solution includes PRIISMS, which provides controlled centralized access and administrative management access; a family of administrative security appliances, which provide local security for remote access sessions and include encryption, strong authentication and environmental monitoring; and 3DES soft tokens with two factor authentication, which can be used from a Windows PC, Palm or Blackberry.

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

•

Provides high availability with both in-band and out-of-band secure access

A few elements of the value equation that address enterprise concerns include:

•

Regulatory compliance support by providing two-factor authentication to all network endpoints and encryption of all sensitive management information.

•

Full interoperability and compatibility between service provider and enterprise security architecture and monitoring tools used by either the service provider or enterprise internal staff.

•

Consistent security policies for all who access network elements including: internal staff, service provider personnel,

third party personnel and consultants.

•

Provides forensic detail of activities in support of service level agreement (SLA) performance, for fault isolation in the event of an outage and in support of both internal and external compliance efforts.

•

Significant measure of control over network administration activities through real-time viewing of administrative sessions, the ability to terminate and/or deny any session any time and the opportunity for alarming when any device is being accessed.

A few of the value elements that address the many challenges facing service providers include:

•

Meeting SLA obligations through secure access to customers’ networks that is compatible with the service provider’s operations model.

•

Endpoint device monitoring that integrates with service provider tools and expert systems.

•

Reduced costs since less headcount and fewer ‘truck rolls’ are required.

•

Eliminates deployment issues by providing a secure access solution that meets enterprise security requirements.

•

Flexible connectivity alternatives that adapt to any environment

•

Capability to filter alarms and receive only those of importance

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

PRIISMS  - Secure Administrative Gateway

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

Secure Appliances

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

Relays – Remotely Open Doors, Turn on Fan, Turn on Alarm or Flashing Light

Access – Notification of Login Success, Failure

Cables – Notification of Device Disconnect or Failure

Multiple Delivery Methods, Locations (SNMP, SMTP, Pager, ASCII)

▪

Buffering / Forensics

Session Buffering

Host Port Buffering

Core Dump

Secure Modem

To maintain service levels, remote, dial-up access is a necessity during an IP outage. However, traditional modems present security risks to the enterprise. The SM110 Secure Modem is a highly cost-effective dial-up solution that allows for easy dial-up connectivity to critical voice and IT equipment without compromising security or service levels.

Key Capabilities Include:

▪

Consistently deliver high service levels by remotely restoring connectivity or correcting problems during an IP outage.

▪

Precise control of vendor access using built-in access, audit, and reporting features.

▪

Meet enterprise security policies by eliminating traditional modems and replacing them with a highly secure, cost-effective alternative.

▪

Easily enable out-of-band connectivity to virtually any device, as the SM110 Secure Modem connects to virtually any type of voice, VoIP, or IT equipment.

▪

Remotely reboot devices, eliminating the need for a technician's onsite visit, reducing both downtime and “truck rolls.” Built-in protection prevents unauthorized reboots.

Soft Tokens

The ST520 Soft Token is ION's multi-factor authentication tool, available in all of ION's secure appliances. The ST520 is easy to use and compatible with a variety of systems and handheld devices, including Microsoft® Windows® platforms, RIM BlackBerry® devices, and Palm OS® PDAs. Embedded with a 128-bit private key for each user, the ST520 enables extremely strong authentication, which is a necessary requirement of many enterprise and government security policies.

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

▪

Continuing to be completely vendor agnostic

▪

Providing high availability through secure in-band and out-of-band access

One of our goals for 2007 is to build on the progress we made during 2006 in becoming a standard used by service providers, equipment vendors in providing their services and by enterprises in managing and controlling their vendors and their third parties’ network access and activities.  Key elements of our strategy include:

Increase Percent of Value Delivered through Software. Continuing upon the direction of providing most of our new and enhanced value through our software technology, changing the hardware / software mix of the ION solution and enabling the Company to deliver greater value more rapidly and cost effectively.

Enhance, Update Product Line, Develop New Products, and Reduce Manufacturing Costs. The Company continues its strategy of leveraging the open source development community and intends to enhance its current offerings targeted at its target markets including service providers, equipment vendors and enterprises. During 2006 the Company developed and launched two major, new product features directed at service providers and equipment vendors.

▪

The SA5600's Alarm Management Engine™ (AME) feature collects, filters, and analyzes multiple alarm types, including: SNMP, serial data, and environmental condition data. A customization feature lets you create your own action routines. Built-in intelligence filters out unnecessary alarms, saving you time and money. Also, AME is compatible with most network monitoring systems. With the SA5600's alarm management capabilities, it is easier than ever to proactively monitor Customer Premise Equipment (CPE) or enterprise voice and information technology systems.

▪

When combined with ION's PRIISMS, the SA5600 is the only appliance of its kind to provide secure, bi-directional connectivity via the Internet through a Services SSL VPN™ tunnel. Since the connection originates within the enterprise network and uses HTTPS, there is no need to reconfigure firewalls or change enterprise security policies. These features combined vastly simplify connectivity and remote management.

Having successfully reduced manufacturing costs during the last two years for both legacy and new products the Company will endeavor to maintain its margins while addressing the price pressures of the market.

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

Expand Direct Enterprise Channel. While we have always recognized the ultimate value of our solution resides within the enterprise, we traditionally pursued this market through our service provider partners. This decision was based upon the opportunity to leverage our partners’ sales forces to reduce sales costs and that our solution provided value to both service providers and their enterprise customers. However, due to increased security compliance mandates, now, more than ever, there is greater enterprise demand for the capability to audit and control network device access and the people who administer this equipment (service providers / equipment vendors / internal employees / vendor technicians). ION’s products directly meet the needs of this growing market. The Company intends to focus significantly greater effort on directly marketing to enterprise customers going forward.

Customers

During 2006, 62 customers generated $3,380,346 in revenue from hardware, software, services, maintenance and repairs. Historically, our largest customers have been service providers primarily in the United States and in Europe. See also “Risk Factors - We rely on several key customers for a significant portion of our business, the loss of which would likely significantly decrease our revenues" on page 14. While ION has begun to penetrate the corporate market and, in particular, the financial services sector, the majority of revenues continue to come from our traditional customer base, which consist primarily of service providers, resellers and OEM’s.

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

Service Providers. The service provider target market consists of businesses that use their network infrastructure to provide services to their customers and provide managed services to enterprises, supporting their networks and devices. It also includes resellers of solutions such as ION’s, who provide complementary services to their customer base and equipment vendors who support and maintain their equipment on customer networks under contractual agreement.

Governmental Agencies. The government agency target market consists of domestic and foreign governmental agencies that provide internal services to their constituencies. Particular emphasis is placed on agencies within the Department of Defense and the Department of Energy.

Sales and Marketing

Our marketing programs are intended to promote ION Networks and brand awareness to build our reputation as a supplier of highly scalable, reliable, easy-to-use and cost-effective connectivity and network security solutions. Following years of being unable to adequately promote and strengthen our brand due to the lack of financial resources, during the year ended December 31, 2006, the Company’s marketing efforts resulted in the development of replacements for all sales collaterals for both our internal sales people and resellers, a major redesign and significant content update to our web site, and the development of enhanced messaging to address our target markets.  We intend to expand and strengthen our customer and channel relationships through additional marketing programs and staff, as well as increased promotional activities in the future.

While we believe ION solutions are suited for both direct sale to customers and indirect channels where it is not economically efficient for us to sell directly to end user organizations, we are focusing on the opportunity to leverage the sales forces of our service provider customers and resellers.  During the year ended December 31, 2006, revenues began from the five international resellers signed the previous year and the Company initiated its focus on equipment providers with sales to two new customers in this target market segment.

Direct Sales. On December 31, 2006, the Company's sales and marketing headcount stood at 3, down from 6 at December 31, 2005. For the year ended December 31, 2006, approximately 8% of ION’s revenue came from direct sales.

Indirect Sales/Channel Partners. We also market and sell our solutions via indirect channels through Service providers and reseller partners in the United States and in Europe.  Indirect sales accounted for approximately 70% of our total revenue for the year ended December 31, 2006, an increase of 5% from the prior year. Our channel partnerships are non-exclusive.

Original Equipment Manufacturers (OEMs). We enter into select original equipment manufacturer relationships in order to take advantage of well-established companies that sell into our target markets. We believe these relationships expand our overall market penetration. The terms of our agreements with these customers vary by contract, but have typically been for three year terms. For the year ended December 31, 2006, our original equipment manufacturer revenue accounted for approximately 22% of total revenue.

Geographic Distribution. We divide our sales organization regionally into three territories: (1) the United States and Canada, (2) Europe, the Middle East and Africa, and (3) other locations.

For the year ended December 31, 2006, approximately 75% of ION's sales were shipped to the United States and Canada and 25% to Europe, the Middle East, Africa and other locations.  (Refer to Note 13 in the Company's Consolidated Financial Statements.)

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

Sources And Availability Of Materials

The Company designs its security appliances utilizing readily available parts manufactured by multiple suppliers and relies on and intends to continue to rely on these suppliers. Our principal suppliers are PPI Time Zero, Leadman Electronics, Casetronic Engineering Group,. and Qwik Source, LLC. The Company has been and expects to continue to be able to obtain the parts required to manufacture its products without any significant interruption or sudden price increase, although there can be no assurance that it will be able to continue to do so.

The Company sometimes utilizes a component available from only one supplier. If this supplier were to cease to supply this component, the Company would most likely have to redesign a feature of the affected device. To protect against these situations, the Company maintains a greater supply of the component on hand in order to allow the time necessary to effect a redesign or alternative course of action should the need arise.

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

Research And Development Activities

As of December 31, 2006, the Company had 5 staff members devoting part of their time to research and development activities. We believe the effort of these employees will be minimally sufficient to allow the Company to keep up with technology advances for the foreseeable future. However, the Company currently intends to increase staff during 2007, as resources become available, in order to more rapidly introduce new and enhanced products. In 2006 and 2005, the Company incurred a charge of $666,069 and $523,060, respectively for research and development (“R&D”) activities.

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

Employees

As of December 31, 2006, the Company had 18 full-time employees and 2 part-time employees. This headcount includes 11 technical and production employees, 3 sales, marketing and support employees, and 6 financial, administrative and executive employees. None of the Company's employees are represented by labor unions. The Company believes it has generally satisfactory relations with its employees.

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

ION incurred a significant loss for the year 2006 compared to a net profit for the year 2005 and a negative cash flow from operations of $81,668. For the year ended December 31, 2006 and 2005, the Company’s results were a net loss of $753,072 and net income of $182,271, respectively.  There can be no assurance that our business will become profitable in the future and that additional losses and negative cash flows from operations will not be incurred. If these trends continue in the future, it could have a material adverse affect on our financial condition.

The Company’s secured revolving credit facility is due to expire in September of 2007.  If this facility is not renewed and the company is unable to replace it with another financing source, it could adversely affect our financial condition.

The Company entered into a secured asset based revolving credit facility with Bridge Bank in September of 2005.  The Company has regularly drawn down on this facility to fund working capital and other items and on December 31, 2006 had an outstanding balance of  $285,684.  If the Company is unable to renew this facility or replace it with another financing source then it would probably have a material adverse effect by impacting the Company’s working capital as the Bank would take the cash generated by the secured accounts receivable to pay the balance of the amount outstanding. This would cause a short term working capital shortfall. The Company plans to begin discussions with the bank in April and while there are no assurances, feels confident that it will secure either a renewal of the current facility or negotiate and consummate another suitable financing source.

As of December 31, 2006 the Company continues to have a marginal working capital balance, which could inhibit future growth and impact the Company’s financial viability.

The Company’s working capital balance decreased to $289,877 at December 31, 2006 as compared to $679,515 at December 31, 2005 and the balance is lower than the Company’s optimal requirements. This low working capital balance may impact the ability of the Company to attract new customers and qualified employees and could have a material adverse affect upon our business.

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

Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. For the year ended December 31, 2006, the Company’s most significant customers (stated as an approximate percentage of revenue) were Qwest 19%, Sprint 17% and Avaya 12%, with outstanding accounts receivables of $155,267, $3,600 and $31,826, respectively, compared to the year ended December 31, 2005, Avaya 33% and Sprint 22%, were the Company’s most significant customers, with outstanding accounts receivables of $170,687 and $491,840, respectively. In general, the Company cannot predict with certainty, which large customers will continue to order.

We depend upon key members of our employees and management, the loss of which could have a material adverse effect upon our business, financial condition and results of operations.

Our business is greatly dependent on the efforts of the Chief Executive Officer, Mr. Norman E. Corn, Chief Financial Officer, Mr. Patrick E. Delaney, Chief Technology Officer, Mr. William Whitney, and Chief Operating Officer, Mr. Henry Hill and other key employees, and on our ability to attract key personnel. Other than with respect to Messrs. Corn, Delaney, Whitney and Hill, we do not have employment agreements with our other key employees. Our success depends in large part on the continued services of our key management, sales, engineering, research and development and operational personnel and on our ability to continue to attract, motivate and retain highly qualified employees and independent contractors in those areas. Competition for such personnel is intense and we cannot assure you that we will successfully attract, motivate and retain key personnel. While all of our employees have entered into non-compete agreements, there can be no assurance that any employee will remain with us. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and results of operations. Currently, we do not maintain "key man" insurance policies with respect to any of our employees.

We rely on several contract manufacturers to supply our products. If our product manufacturers fail to deliver our products, or if we lose these suppliers, we may be unable to deliver our product and our sales could be negatively impacted.

We rely on several primary contract manufacturers to supply our products including: PPI Time Zero, Leadman Electronics, Casetronic Engineering Group, and Qwik Source, LLC. If these manufacturers fail to deliver our products or if we lose these suppliers and are unable to replace them, then we would not be able to deliver our products to customers. This could negatively impact our sales and have a material adverse affect on our business, financial condition and results of operations.

The Company sometimes utilizes a component available from only one supplier. If this supplier were to cease to supply this component, the Company would most likely have to redesign a feature of the affected device. To protect against these situations, the Company maintains a greater supply of the component on hand in order to allow the time necessary to effect a redesign or alternative course of action should the need arise.

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

As of March 27, 2007, an aggregate of 10,858,285 of the outstanding shares of our common stock are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933 (Rule 144). These restricted shares may be sold pursuant only to an effective registration statement under the securities laws or in compliance with the exemption provisions of Rule 144 or other securities law provisions.

In addition, there were 4,182,081 shares issuable pursuant to currently exercisable options, 2,176,087 shares issuable pursuant to currently exercisable warrants (676,087 warrants were exercisable at December 31, 2006 and an additional 1,500,000 were issued subsequent to December 31, 2006 and are exercisable after December 31, 2006) and 1,555,570 shares issuable pursuant to currently convertible preferred stock of 155,557 shares at December 31, 2006. Future sales of substantial amounts of shares in the public or private equity markets, or the perception that such sales could occur, could negatively affect the price of our common stock.

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

Item 2: Description of Property

The Company extended its current lease on May 11, 2006 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey. The base rent is $4,665 per month effective August 2006 through July 2007 with an increase of $1,800 in the first year and $1,740 each year after through the end of the lease on July 31, 2011.  The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses. The Company will have an option to terminate the lease effective July 31, 2009 with 6 months written notice.

The Company abandoned the lease space at 48834 Kato Road, Fremont, California in the Bedford Fremont Business Center. This lease commenced on June 1, 1999 and is for a term of 60 months with monthly rent payable by the Company to the landlord as follows: $7,360 per month for the first 12 months of the term; $7,590 per month for months 13-24; $7,820 per month for months 25-36; $8,050 per month for months 37-48; and $8,280 per month for months 49-60. The Company entered into an abandonment agreement with the landlord in March of 2003. As a result, the Company recorded a one-time charge to restructuring of $123,510 in the quarter ended March 31, 2003. This amount represents the total lease payments from December 2002 to May 2004, offset by landlords stated sub-lease rental payments.  The Company has not occupied the space since approximately March 2003. In 2004, management revaluated the status of the then ongoing negotiations and reduced its prior reserve amount by approximately $63,716. Management believes that due to the fact that the landlord leased the property to another tenant and has not responded to the Company’s request for additional information that the final settlement amount will be negligible and therefore wrote off the remaining accrual of  $59,908 at December 31, 2005. However, the Company and Landlord have no settlement agreement in place at this time.

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

On November 8, 2006, the Company held its 2006 Annual Meeting of Stockholders (the “2006 Meeting”).

At the 2006 Meeting, the Company’s stockholders elected four directors to serve until the 2007 Annual Meeting of Stockholders and until their successors shall be elected and qualified, and approved the 2006 Stock Incentive Plan.

The vote with respect to the election of directors was as follows:

Name

                For

       Authority Withheld

(a)     Stephen M. Deixler            18,858,979

310,418

(b)     Frank S. Russo

          18,885,294

284,103

(c)     Philip Levine

          18,880,189

289,208

(d)    Norman E. Corn

          18,858,521

310,876

The vote with respect to ION Networks, Inc. 2006 Stock Incentive Plan was as follows:

For

Against

Abstain

Broker Non-Vote

     4,282,111

462,011

13,308

14,411,977

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

Year Ended December 31, 2006, Quarter Ended

          HIGH

     LOW

March 31, 2006

          $0.25

     $0.15

June 30, 2006

            0.22

       0.09

September 30, 2006

            0.16

       0.07

December 29, 2006

            0.11

       0.07

Year Ended December 31, 2005, Quarter Ended

          HIGH

     LOW

March 31, 2005

          $0.27

     $0.17

June 30, 2005

            0.19

       0.09

September 30, 2005

            0.19

       0.11

December 30, 2005

            0.17

       0.07

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the fourth quarter of 2006.

Security Holders

As of February 28, 2007 there were 412 holders of record of the Common Stock.

Dividends

The Company has not paid any cash dividends on its Common Stock during the years ended December 31, 2006 and December 31, 2005.  The Company presently intends to retain all earnings to finance its operations and therefore does not presently anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 29, 2007 in connection with services performed by a consultant, the Company issued fully vested warrants to purchase 1,500,000 shares of the Company’s Common Stock at $0.10 per share. The warrants will expire on January 28, 2009.

The warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the consultant's representations as to its status as an accredited investor, and that it was acquiring the warrant for investment purposes and not with a view to any sale or distribution. In addition, the warrant bore a 1933 Act restrictive legend.

Item 6: Management's Discussion and Analysis or Plan of Operation

Overview

Sales decreased 26% to $3,380,346 in 2006 from $4,557,764 in 2005, while net income for 2005 was $182,271 compared to a net loss of $753,072 in 2006. Despite the Company's decline in sales and profitability from 2005 to 2006, cash flows used in operations were basically the same with $81,668 for the current year compared to $81,590 for the year ended 2005. The primary reasons for the comparable results from year to year despite the significant revenue reduction and losses were that receivables decreased from $1,023,914 to $448,828 or a reduction of $575,086. The reason for the decrease in accounts receivable is that in December of 2005 there was an abnormally large order, in the approximate amount of $430,000, shipped on the last day of the year causing higher than normal account receivable balance at year end. The impact of certain non-cash items, such as non-cash stock based compensation of $198,661 and depreciation and amortization of $261,663, on the Company’s 2006 loss was $460,324 compared to $125,268 for 2005 or an increase of $335,056. The Company also reduced cash expenses from $4,001,291 to $3,750,611 or a reduction of $250,680 for the year ended December 31, 2006. During 2005 and 2006, the Company invested approximately, $601,000 and $566,000, respectively, in new products, some of which were rolled out during 2006 and the rest of the new products the Company expects to fully roll out in 2007. The Company’s working capital at December 31, 2006 was $103,954 lower than at December 31, 2005 due primarily to a sharp decrease in accounts receivable of $575,086 due to significantly lower sales offset in part by reductions in accounts payable $164,430 and accrued expenses of $167,589. The Company continues to have a delicate cash position and it will be necessary to continue to strictly manage expenditures and to increase product revenues.

Results Of Operations

2006 Compared to 2005

The Company had net loss of $753,072 in 2006 compared to a net income of $182,271 in 2005, for a change of $935,343. The decline was due primarily to a sharp decrease in gross margin of $1,019,664, increased amortization of financing costs of $33,777, and increased operating expenses of $32,788 offset in part by an increased income tax benefit of $165,829.

Revenues for 2006 were $3,380,346 as compared to $4,557,764 for 2005, a decrease of approximately 26% or $1,177,418 less in sales. The decrease is primarily due to hardware sales declining from $3,506,309 to $2,533,210 or a reduction of $973,099. The bulk of the difference is primarily due to the reduction of revenues for the Company’s 5500 product line from $1,558,363 in 2005 to $436,465 in 2006 or $1,121,898 less in sales for 2006 compared to 2005. This decline was offset in part by an increase in sales for the Company’s 5600 product line which grew from $808,463 in 2005 to $1,429,867 in 2006.  In addition, the sales of the Company’s 3100 product line declined from $647,525 in 2005 to $333,843 in 2006.

Gross Margin as a percentage of sales declined from 2005 to 2006 from 66% to 59%. While the decline in sales impacted the fixed cost components of the cost of sales, the primary reason for the decline was that amortization of software costs increased from $115,348 or 2.5% of sales in 2005 to $245,577 or 7.3% of sales in 2006.

Research and development expenses increased to $666,069 for 2006 from $523,060 for 2005, an increase of 27% or $143,008. This increase was primarily due to several items, (i) increased outside software engineering professional fees of $91,035, (ii) the Company had fewer new product development projects in 2006 compared to 2005 resulting in decreased capitalized software expenditures of $70,548, due to certain software engineers focusing on maintenance projects for existing products rather than new product development and (iii) non-cash stock based compensation cost increased $68,404. These three items were offset in part by decreased outside engineering projects of $92,198.

Selling, general and administrative (“SG&A”) expenses decreased 3.6% from $2,653,865 in 2005 to $2,558,523 in 2006. The decrease in SG&A expenses was due primarily to decreased payroll related expenses of $281,973, decreased marketing expenses of $37,632, reduced travel related expenses of $29,026 and lower insurance related costs of $12,500, offset in part by professional services expenditure increase of $124,983 (primarily for increase in European sales related expenses of $104,289), non-cash stock based compensation expenses of $122,222 and the impact of a $32,500 reduction in doubtful account provision in 2005.

Depreciation was $16,086 for 2006 compared to $9,872 for 2005, an increase of $6,214, primarily due to depreciation related to updated computer equipment.

During 2006 the Company recognized benefits from restructuring and other credits in the amount of $81,000 compared to $59,908 for 2005. The Company released $81,000 consisting of $60,000 of professional services and $21,000 of shareholder relation related expenses from disputed accruals during the year ended December 31, 2006. During the year ended December 2005, the Company wrote off the remaining accrual of  $59,908 for the abandonment of the California office.

The Company acquired a corporation business tax benefit certificate pursuant to New Jersey law, which relates to the surrendering of unused net operating losses. For 2006 and 2005, the Company received cash proceeds of approximately $465,000 and $299,000, respectively.

Financial Condition And Capital Resources

The Company's working capital balance as of December 31, 2006 was $289,877 compared to $679,515 at December 31, 2005. The decrease of $389,638 was due primarily to a smaller decrease in current liabilities of $141,948 mainly made up of accounts payable of $164,430, payroll related liabilities of $140,856 and accrued expenses of $26,733 offset in part by revolving credit facility of $285,684, than the decrease in current assets of $531,586 mainly made up of, net accounts receivable of $575,086 and prepaid expenses of $48,062 offset by an increase in cash and cash equivalents of $69,594 and net inventory of $21,968.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility, as of March 31, 2006 and as of September 30, 2006. The Company has obtained waivers of these defaults. As of December 31, 2006, the outstanding balance on the revolving credit facility was $285,684.

The Company’s secured revolving credit facility is due to expire in September of 2007.  The Company has regularly drawn down on this facility to fund working capital and other items.  If the Company is unable to renew this facility or replace it with another financing source then it would probably have a material adverse effect upon the Company.  The Company plans to begin discussions with the bank in April and while there are no assurances, feels confident that it will secure either a renewal of the current facility or negotiate and consummate another suitable financing source.

The Company has historically received proceeds from the sale of its New Jersey Net Operating Losses during the fourth quarter of each year.  In December of 2006, the Company received approximately $465,000 compared to $299,000 in December of 2005. While no assurance can be made that the Company will again receive such proceeds during 2007, the Company, based on its best judgment, believes that it should again qualify for this program in 2007. If The Company receives proceeds under this program in 2007, it expects to use the proceeds for general working capital purposes.

On April 27, 2006 the Company received net proceeds of $468,201 from the exercise of 3,325,882 warrants.

Net cash used in operating activities during the year ended December 31, 2006 was $81,668 compared to $81,590 in the same period in 2005, a difference of $78. The use of cash was primarily due to net loss of $935,343 and the reduction of both accounts payable of $246,177 and accrued expenses and payroll related liabilities of $204,081, offset by cash provided by accounts receivable of $1,031,233 along with increased non-cash transactions from stock based compensation of $197,891 and depreciation and amortization of $136,443.

Net cash used in investing activities during the year ended December 31, 2006 was $592,504 compared to net cash used during the same period in 2005 of $627,991. Capitalized software expenditures for the year ended December 31, 2006 was $565,775, a decrease of $34,898 from $600,673 for the same period in 2005.

Net cash provided by financing activities during the year ended December 31, 2006 was $743,766 compared to $618,486 during the year ended December 31, 2006.  This $125,280 increase was due primarily to the Company utilizing the available revolving credit facility of $285,684. The Company realized $189,459 less in net proceeds from equity transactions, $468,201 in 2006, compared to, $657,659 in 2005.

Management’s Liquidity Plans

The Company incurred a net loss of $753,072 for the year ended December 31, 2006, which includes $ 357,495 of non-cash charges resulting from $261,663 of depreciation and amortization and $198,661 of stock-based compensation. The Company has $289,877 of working capital at December 31, 2006.

The Company, beginning in the summer of 2003 undertook a financial and operating restructuring plan designed to reduce the amount of cash flows used in its operating activities. The Company’s operational restructuring initiatives included, among other things, streamlining operations by reducing employee headcount and cutting overhead expenses.  The Company next focused on refreshing its product line and incurred capital expenditures of approximately $1,500,000 related to new product development during 2004-2006. In the second half of 2006, the Company turned its attention to revenue generating activities on selling products that are intended to generate higher profit margins.  In the first quarter of 2007, the Company signed a two year agreement with an outsourcing sales firm to assist in the growth of revenues.

 The Company entered into a $2.5 million revolving credit facility with Bridge Bank on September 9, 2005 (Note 7). This facility has a two year term, expiring in September 2007. The facility has provided the Company with timely working capital requirements. The Company must successfully negotiate a renewal to its financing arrangement with Bridge Bank, as it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all. However, the Company believes that because of the asset-backed nature of this financing facility, and its history of minimal accounts receivable write-offs, that it should be able to either renew the facility with Bridge Bank or find a suitable replacement. The Company also converted a subordinated debenture from a related party of $200,000 into 2,409,639 shares of common stock and received net proceeds of $468,201 from the exercise of 3,325,882 warrants in 2006.

The Company believes that its strategy of streamlining the business around its core competency of providing secure access management solutions is enabling it to operate under a more efficient cost structure than in the past.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain its operations through December 31, 2007, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise addition capital or take other measures to sustain operations in the event outside sources of capital are not available.

Off-Balance Sheet Arrangements

As of February 27, 2007, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

Stock-Based Compensation

The Company had stock-based compensation expense in the amount of $198,661 for the year ended December 31, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), as if the fair value method defined by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting FAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006 on net loss was to record an expense of $198,661, rather than not recognize any expense had the Company continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the year ended December 31, 2006. As of December 31, 2006, the unvested options totaled $154,313 of potential future expenses of which $70,330 relates to options granted prior to January 1, 2006 and $83,983 relates to options granted after January 1, 2006.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year ended December 31
	2006	2005
Risk-free interest rate	4.00%-5.10%	4.00%
Dividend yield	N/A	N/A
Expected volatility	208-233%	63.98-71.20%
Expected life in years	5	5
Expected forfeiture rate (through term)	75.9%	N/A

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

Item 7: Financial Statements

The financial statements required hereby are located on pages 38 through 56.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 8A: Controls and Procedures

Prior to the filing date of this annual report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the securities exchange act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B: Other Information

None

Part III

Item 9: Directors, Executive Officers, Promoters and Control Persons;

The directors and executive officers of the Company are as follows:

Name

Age

Position Held with the Company

Norman E. Corn

60

Chief Executive Officer and Director

Patrick E. Delaney

53

Chief Financial Officer

William Whitney

52

Chief Technology Officer and

Vice President of Research and Development

Stephen M. Deixler

71

Chairman of the Board of

Directors

Philip Levine

59

Director

Frank S. Russo

64

Director

Henry A. Hill

47

Chief Operating Officer

NORMAN E. CORN has been a director of the Company since November 2005 and has served as Chief Executive Officer since August 15, 2003. Prior to joining ION, from 2000 until 2003, Mr. Corn was Executive Vice President of Liquent, Inc., a Pennsylvania-based software company that provides electronic publishing solutions, focused on the life sciences industry. Mr. Corn has also served from 1994 to 2000 as CEO of TCG Software, Inc., an offshore software services organization providing custom development to large corporate enterprises in the US. Mr. Corn has led other companies, including Axiom Systems Group, The Cobre Group, Inc., The Office Works, Inc. and Longview Results, Inc., having spent the early part of his career in sales, marketing and executive positions in AT&T and IBM.

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

PHILIP LEVINE has served as a director of the Company since June 2006, and Chairman of the Audit Committee. He has more than twenty-five years of senior management experience, he has managed all accounting, SEC reporting, finance, human resources, legal and administrative functions. He most recently served as Chief Financial Officer and General Counsel of Teldata, which later became Control Point Solutions. Prior positions included: Vice President with the American Arbitration Association; Chief Financial Officer, Treasurer, and Corporate Secretary of both Computron Software and Numerax. Mr. Levine is a Certified Public Accountant and an Attorney and currently teaches Business Law Auditing at Kean University. He previously taught Small

Business Management at Kean, as well as Business Law and Principals of Accounting at County College of Morris.  He received his JD from Rutgers Law School, an MBA from Baruch Graduate School of the City University of New York, and a BS from Brooklyn College, also CUNY. He is an arbitrator with National Association of Securities Dealers (NASD) and Conflict, Prevention and Resolution (CPR), and is a trained mediator.

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

HENRY A. HILL has served as Chief Operating Officer since August 2006 and prior to that as Senior Vice President of Technical Services since August 31, 2004. Prior to joining ION, from 2002 to 2004 Mr. Hill was Vice President of Client Services and Operations at Fast Track Systems, Inc., a Pennsylvania-based global provider of protocol design and clinical trial software for the pharmaceutical industry. Mr. Hill served as Chief Operating Officer at both Liquent, Inc., a software company that provides electronic publishing solutions and TCG Software, Inc., an offshore software services organization providing custom development to large corporate enterprises in the US. Mr. Hill has also held client services, operations, and technology management positions with global organizations including Accenture and Sea-Land Service.

Financial Expert

The Company's Board of Directors has determined that Philip Levine of its current members meets the standard of an audit committee "financial expert" as defined in the Sarbanes-Oxley Act of 2002. The Company has determined that its current financial position makes it impractical to obtain the services of an additional director meeting this standard.

Compliance with Section 16(a) of the Exchange Act.

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

The Company believes, based solely on its review of copies of such reports received or written representations from certain Reporting Persons, that during 2006 and 2007 Mr. Deixler, Mr. Russo. Mr. Delaney, Mr. Corn, Mr. Whitney and Mr. Hill failed to file various Form 4 filings with respect to the reporting of various stock options granted to them.

Code of Ethics

The Company has a Code of Ethics in place for all of its employees. A copy of the Company's Code of Ethics will be provided free of charge, upon written request to ION Networks, Inc 120 Corporate Blvd., South Plainfield, NJ 07080.

Item 10: Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other three most highly compensated executive officers during the year ended December 31, 2006 (the "Named Executive Officers") for services rendered in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)

Norman E. Corn/ Chief Executive Officer	2006	235,000	42,000	3,286	17,881(1)	298,167
Patrick E. Delaney/ Chief Financial Officer	2006	200,000	13,000	3,286	7,200(2)	223,486
William Whitney/ Vice President & Chief Technology Officer	2006	155,000	9,500	26,195	-	190,695
Henry A. Hill/Chief Operating Officer	2006	154,167	9,500	3,286	7,200(3)	174,153

(1) Includes 10,800 in auto allowance. Includes life insurance and disability insurance premiums paid by the Company.

(2) Includes auto allowance and medical benefit premiums paid by the Company.

(3) Consists of auto allowance.

(4) The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2006 in accordance with SFAS123(R). The assumptions we used to calculate these amounts are discussed in Note 2 to our consolidated financial statements included in this Form 10-KSB for the year ended December 31, 2006.

Narrative Disclosure to Summary Compensation Table

We are party to an employment agreement with Norman E. Corn dated August 15, 2003, as amended effective November 10, 2004, which has no specific stated termination date. Pursuant to the agreement Mr. Corn serves as our Chief Executive Officer at will. Mr. Corn’s annual base salary during 2006 was $235,000. In addition, he receives a monthly car allowance of $900 plus reimbursement for medical benefits and life and disability insurance. On January 28, 2004, we awarded Mr. Corn 800,000 fully vested incentive stock options to purchase common stock at $0.115 per share and 750,000 fully vested non-qualified stock options to purchase common stock at $0.06 per share. If we terminate Mr. Corn’s employment we are obligated to make a severance payment equal to 18 months of his then current annual salary.

We are party to an employment agreement with Patrick E. Delaney dated September 15, 2003, as amended effective November 10, 2004, which has no specific stated termination date. Pursuant to the agreement Mr. Delaney serves as our Chief Financial Officer at will. Mr. Delaney’s annual base salary during 2006 was $200,000. In addition, he receives reimbursement for medical benefits and life and disability insurance. On January 28, 2004, we awarded Mr. Delaney 800,000 fully vested incentive stock options to purchase common stock at $0.115 per share and 250,000 fully vested non-qualified stock options to purchase common stock at $0.045 per share. If we terminate Mr. Delaney’s employment, we are obligated to make a severance payment equal to 18 months of his then current annual salary.

We are party to an employment agreement with William Whitney dated March 11, 2002, which has no specific stated termination date. Pursuant to the agreement, Mr. Whitney receives a base salary of $155,000 per year. Pursuant to the agreement, Mr. Whitney was granted incentive stock options at the time the agreement was entered into, entitling him to purchase 100,000 shares of our Common Stock at $0.70 per share, and he was made eligible to participate thereafter in our stock option plans.  The initial options granted pursuant to the agreement vested as follows: 34,000 on March 11, 2003 and 8,250 at the end of each three month period thereafter, with the last options vesting on March 11, 2005. If we terminate Mr. Whitney’s employment, we are obligated to make a severance payment equal to six months of his then current annual salary.

We have entered into an employment agreement with Henry A. Hill dated August 31, 2004, which has no specific stated termination date.  Pursuant to the agreement, Mr. Hill receives a base salary of $150,000 per year. Pursuant to the agreement, Mr. Hill was granted incentive stock options to purchase 500,000 shares of our Common Stock at $0.16 per share.  These options vested as follows: 170,000 on August 30, 2005 and 41,250 at the end of each three month period thereafter, with the last options vesting on August 30, 2007.  If we terminate Mr. Hill’s employment, we are obligated to make a severance payment equal to six months of his then current annual salary. Effective January 1, 2006, Mr. Hill receives a monthly car allowance of $600.

Outstanding Equity Awards at Fiscal Year-End:

The following table sets forth the number and value of options held by each of the Named Executive Officers on December 31, 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) UnExercisable	Option Exercise Price ($)	Option Expiration Date(2)
Norman E. Corn	800,000		0.115	1/29/09
Norman E. Corn	750,000		0.060	1/29/09
Norman E. Corn/(1)		250,000	0.180	1/23/11
Patrick E. Delaney	800,000		0.115	1/29/09
Patrick E. Delaney/(1)		250,000	0.180	1/23/11
William H. Whitney	100,000		0.070	3/11/07
William H. Whitney/(1)	183,500	16,500	0.115	1/29/12
William H. Whitney/(1)	134,000	66,000	0.350	11/2/12
William H. Whitney/(1)		250,000	0.180	1/23/11
Henry A. Hill/(1)	376,250	123,750	0.160	8/31/12
Henry A. Hill/(1)		250,000	0.180	1/23/11

(1) All  options vest as follows: 34% of the total number of shares subject to each option vest and become exercisable 12 months from date of grant, and options to purchase the remaining 66% of the number of shares subject to each option vest and become exercisable in 8 equal installments of 8.25% of the number of shares subject to each option, at the end of every three month period following the 12 month anniversary of the grant date.

(2) All options have a 5 year life.

Directors Compensation

 The following table shows director compensation earned for the year ended December 31, 2006.

Name	Option Awards($)(5)	Total ($)

Stephen M. Deixler/(1)	3,649	3,649
Frank S Russo/(2)	3,649	3,649
Philip Levine/(3)	5,959	5,959
Harry Immerman/(4)	1,637	1,637

_____________

(1) Mr. Deixler has 118,500 options outstanding as of December 31, 2006.

(2) Mr. Russo has 90,500 options outstanding as of December 31, 2006.

(3) Mr. Levine has 73,000 options outstanding as of December 31, 2006.

(4) Mr. Immerman has no options outstanding as of December 31, 2006.

(5) The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2006 in accordance with SFAS123(R). The assumptions we used to calculate these amounts are discussed in Note 2 to our consolidated financial statements included in this Form 10-KSB for the year ended December 31, 2006.

Narrative Disclosure to Director Compensation

Each year, our Directors who are not also employees receive fully vested options to purchase 10,000 shares of our Common Stock for each of the following memberships: board of directors and audit, compensation and nominating committees. These Directors are also granted fully vested options to purchase an additional 1,500 shares of our Common Stock for each Board meeting they attend. Options are granted at exercise prices per share equal to the fair market value of common stock on the date of the grant.  In addition, we reimburse all such Directors who travel more than fifty miles to a meeting of the Board of Directors for all reasonable travel expenses

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of December 31, 2006

(c)

Number of securities

(a)

(b)

remaining available for

Number of securities to

Weighted-average

future issuance under

be issued upon exercise

exercise price of

equity compensation plans

of outstanding options,

outstanding options,

(excluding securities

warrants, and rights

warrants, and rights

reflected in column (a))

Plan Category

Equity compensation plans approved by

6,044,856

0.27

2,980,144

security holders/(1)/

Equity compensation plans not approved

1,426,087

0.11

-

by security holders/(2)/

Total

7,470,943

0.24

2,980,144

(1)

Shareholder Approved Plans

On January 23, 2006, the Company adopted its 2006 Stock Option Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2006 Plan is 300,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006 the Company granted 1,335,000 shares under the 2006 Plan, subject to shareholder approval at the next shareholder meeting. On November 8, 2006 the shareholders approved the plan. As of December 31, 2006, 1,174,500 options were outstanding under the 2006 Plan, of which 64,500 were exercisable.

In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During 2005 and 2004, the Company granted options to purchase 170,000 and zero shares, respectively, under the 2000 Plan. As of December 31, 2006, 2,385,125 options were outstanding under the 2000 Plan, of which 2,166,200 options were exercisable.

In June 1998, the Company adopted its 1998 Stock Option Plan (the "1998 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During 2005 and 2004, the Company granted options to purchase 62,500 and zero shares, respectively, under the 1998 Plan. As of December 31, 2005, 1,378,831 options were outstanding under the 1998 Plan, of which 1,033,000 options were exercisable. On January 23, 2006 the Company granted 1,335,000 shares under the 1998 Plan. As of December 31, 2006, 2,460,231 options were outstanding under the 1998 Plan, of which 1,176,831 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1994 Plan, as amended, is 1,250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During 2005 and 2004, there were no option grants provided under the 1994 Plan. As of December 31, 2006,

25,000 options were outstanding and exercisable under the 1994 Plan.

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

(2)

Non-Shareholder Approved Plans and Awards

During 2006 the Company granted no warrants to purchase shares of Common Stock outside of the shareholder approved plans. The awards have been made to employees, directors and consultants, and except as noted below, have been granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has not reserved a specific number of shares for such awards. The non-shareholder approved awards are more specifically described below.

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

During July 2001 in connection with services being performed by a consultant, the Company issued warrants to purchase 48,000 shares of the Company's Common Stock at $0.62 per share. The warrants vested immediately and expired in July 2006.

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

Beneficial Ownership Information

The following tables sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 27, 2007 by each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% percent or more of the Company's Common Stock, and by the Company's directors and named executive officers, both individually and as a group.  Unless otherwise noted, the address of each person in the table is c/o the Company, 120 Corporate Blvd., S. Plainfield, New Jersey 07080.

As used in these two tables, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from February 27, 2007 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights (including conversion from Preferred Stock) which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 32,785,565 shares of Common Stock and 155,557 shares of Preferred Stock outstanding as of February 27, 2007.

Security Ownership of Certain Beneficial Owners Table:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Stephen M. Deixler	2,732,266	/(3)/	8.18%
Common Stock	AWM Investment Company 153 East 53rd Street, 55th Floor New York, NY 10022	10,487,268		31.99%

Security Ownership of Management Table:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Norman E. Corn	1,647,500	/(1)/	4.79%
Common Stock	Patrick E. Delaney	1,132,500	/(2)/	3.36%
Common Stock	Stephen M. Deixler	2,732,266	/(3)/	8.18%
Common Stock	Philip Levine	73,000	/(4)/	*
Common Stock	Frank S. Russo	368,280	/(5)/	1.11%
Common Stock	William Whitney	628,929	/(6)/	1.89%
Common Stock	Henry A. Hill	499,588	/(7)/	1.50%
Common Stock	Directors and Executive Officers as a group (7 persons)	7,082,063		18.93%

(1)  Includes 1,647,500 shares of Common Stock subject to options of which 1,632,500 are currently exercisable or exercisable within 60 days of February 27, 2007.

(2)  Includes 1,132,500 shares of Common Stock subject to options of which 882,500 are currently exercisable or exercisable within 60 days of February 27, 2007.

(3)   Does not include 967,477 shares of Common Stock owned by Mr. Deixler's mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 480,560 shares of Common Stock subject to conversion from 48,056 shares of Preferred Stock within 60 days of February 27, 2007, 118,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 27, 2007, and 2,200 shares of common stock owned by Mr. Deixler’s wife in which he claims beneficial ownership of.

(4)   Consist of 73,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 27, 2006.

(5)   Includes 277,780 shares of Common Stock subject to conversion from 27,778 shares of Preferred Stock within 60 days of February 27, 2006 and 90,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 27, 2006.

(6)  Includes 38,890 shares of Common Stock subject to conversion from 3,889 shares of Preferred Stock within 60 days of

February 27, 2006 and 527,225 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 27, 2006.

(7)  Includes 499,588 shares of Common Stock subject to options which are currently exercisable.

*Indicates ownership of Common Stock of less than one (1%) percent of the total issued and outstanding Common Stock on February 27, 2007.

Item 12: Certain Relationships and Related Transactions, and Director Independence

On August 5, 2004, the Company issued a convertible debenture (the “Debenture”) for $200,000 cash to Stephen M. Deixler, one of the Company’s directors. On February 15, 2006, Mr. Deixler converted the Debenture into 2,409,639 shares of common stock. The Debenture would have matured on August 5, 2008 and had an interest rate of five (5%) percent per annum, compounded annually. The principal amount of the Debenture was convertible at any time by the holder into shares of the Company’s common stock, $.001 par value, at a conversion price equal to $0.083 per share (the “Conversion Price”), for a total of 2,409,639 shares of common stock. The accrued interest can only be converted by the borrower. During the years ended December 31, 2006 and 2005, the Company recorded $1,696 and $9,951 of related party interest expense as part of the statement of operations, respectively.

Board of Directors considers the following directors to be independent directors as defined in Rule 420(a)(15) of the National Association of Securities Dealers’ listing standards.

The Company uses the Nasdaq director independence definition in the below presentation.

Name	Independent
Stephen M. Deixler	Independent
Frank S Russo	Independent
Philip Levine	Independent

Nasdaq rules require that each of the members of the Audit Committee be independent under Rule 4200(a)(15) and meet the independence criteria set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934. All of the members of the Company’s Audit Committee meet the NASDAQ standards for audit committee membership.

Item 13. Exhibits
(a) Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. /(12)/

3.2	By-Laws of the Company. /(1)/

4.1	1994 Stock Option Plan of the Company. /(12)/

4.2	1998 Stock Option Plan of the Company. /(1)/+

4.3	2000 Stock Option Plan of the Company. /(12)/

4.4	2006 Stock Option Plan of the Company. /(12)/

4.5	Warrant Agreement by and between the Company and Creso Capital Partners dated September 9, 2005./(12)/

4.6	Form of Warrant Agreement by and between the Company and Mehrdad Nadooshan dated November 30, 2005. /(12)/

4.7	Form of Warrant Agreement by and between the Company and McGat Enterprises, LLC. dated January 29, 2007. *

10.1	Equipment Lease Agreement dated October 29, 2003 by and between the Company and GE Capital Corporation. /(11)/

10.2	Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein. /(2)/

10.3	Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002. /(4)/

10.4	Severance Agreement dated September 2, 2004 by and between the Company and William Whitney. /(11)/ +

10.5	Severance Agreement dated September 2, 2004 by and between the Company and Henry Gold. /(11)/ +

10.6	Employment Agreement dated August 31, 2004 by and between the Company and Henry A. Hill. /(10)/+

10.7	Employment Agreement dated February 25, 2002 by and between the Company and William Whitney. /(6)/+

10.8	Amended and Restated Employment Agreement dated September 8, 2003, by and between the Company and Norman E. Corn. /(7)/+

10.9	First Amendment to the Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn dated November 10, 2004. /(11)/+

10.10	Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney. /(5)/+

10.11	First Amendment to the Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney dated November 10, 2004. /(11)/+

Exhibit No.	Description
10.12	Option Agreement dated January 28, 2004 by and between the Company and Norman E. Corn. /(11)/+

10.13	Option Agreement dated January 28, 2004 by and between the Company and Patrick E. Delaney. /(11)/+

10.14	Lease Agreement dated July 21, 2003 by and between the Company and 116 Corporate Boulevard, LLC, Inc. /(8)/

10.15	Agreement dated February 25, 2005 by and between the Company and Sprint/Untied Management Company. /(11)/

10.16	Agreement dated October 28, 2004 by and between the Company and General Dynamics Network systems. /(11)/

10.17	Final Settlement Agreement dated October 11, 2005 by and between the Company and Mr. Gray. /(12)/

10.18	Agreement to Reprice and Exercise Warrants dated April 25, 2006 by and between the Company and the parties identified herein. /(13)/

10.19	Agreement dated January 26, 2007 by and between the Company and McGat Enterprises, LLC. *

10.20	Business Finance Agreement dated September 9, 2005 by and between the Company and Bridge Bank , National Association. /(14)/

10.21	Purchase Agreement by and between the Company and the purchasers named therein dated March 31, 2005. /(15)/

10.22	Registration Rights Agreement by and between the Company and the investors named therein dated March 31, 2005. /(15)/

10.23	Form of Incentive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(16)/+

10.24	Form of Nonqualified Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(16)/+

10.25	Form of Restrictive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(16)/+

10.26	Lease Extension dated May 11, 2006 by and between the Company and 116 Corporate Boulevard, LLC to the Lease Agreement dated July 21, 2003. *

21.1	List of Subsidiaries. /(11)/

23.1	Independent Registered Public Accountants Consent *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

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

(9) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2004.

(10) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 15, 2004.

(11) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2004.

(12) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2005.

(13) Incorporated by reference to Exhibit 99 to the registrant’s Form 8-K with the SEC on May 1, 2006.

(14) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 4, 2005.

(15) Incorporated by reference to the registrant’s Form 8-K with the SEC on April 5, 2005.

(16) Incorporated by reference to the registrant’s Form 8-K with the SEC on November 14, 2006.

* Filed herewith

+ Management contract for compensatory plan or arrangement

Item 14.  Principal Accountant Fees and Services

      Year Ended

        Year Ended

December 31, 2006

December 31, 2005

Audit Fees

              $97,500

              $85,950

Audit Related Fees

           0                                                        0

Tax Fees

           0

           0

All Other Fees

           0                                                        0

The audit committee has adopted a procedure under which all fees charged by Marcum & Kliegman LLP must be pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2007

ION NETWORKS, INC.

By:

 /s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer and

Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2007:

Signature

Title

/s/ Norman E. Corn

Chief Executive Officer and Director

Norman E. Corn

/s/ Patrick E. Delaney

Chief Financial Officer and Principal Accounting

Patrick E. Delaney

Officer

/s/ Stephen M. Deixler

Chairman of the Board of Directors

Stephen M. Deixler

/s/ Philip Levine

Director

Philip Levine

/s/ Frank S. Russo

Director

Frank S. Russo

ION Networks, Inc. and Subsidiary Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

ION Networks, Inc. and Subsidiary

Index to Consolidated Financial Statements

For the Year Ended December 31, 2006 and 2005

 Page(s)

Report of Independent Registered Public Accounting Firm

37

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2006

38

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005

39

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

40

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006 and 2005

               41

Notes to Consolidated Financial Statements

        42-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

ION Networks, Inc.

We have audited the accompanying consolidated balance sheet of ION Networks, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ION Networks, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and December 31, 2005 in conformity with generally accepted accounting principles (United States).

/s/ Marcum & Kliegman LLP

New York, New York

January 31, 2007

ION Networks, Inc. and Subsidiary

Consolidated Balance Sheet

December 31, 2006

Assets

Current assets
Cash and cash equivalents	$ 265,936
Accounts receivable, net of allowance for doubtful accounts of $16,275	448,828
Inventories, net	548,046
Prepaid expenses and other current assets	27,317
Total current assets	1,290,127

Property and equipment, net	39,936

Capitalized software, net	1,211,874
Deferred financing costs, net	24,108
Other assets	22,996
Total assets	$ 2,589,041

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 256,934
Accrued expenses	172,834
Accrued payroll and related liabilities	119,891
Revolving credit facility	285,684
Capital lease payable	2,515
Deferred income	152,392
Other current liabilities	10,000
Total current liabilities	$ 1,000,250

Long-term liabilities
Accrued interest – related party	15,814
Capital lease payable, net of current portion	2,002
Total long-term liabilities	17,816
Total liabilities	$ 1,018,066

Commitments and contingencies

Stockholders’ equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares, 200,000 shares designated Series A; 155,557 shares issued and outstanding (Aggregate Liquidation Preference $280,003)	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 32,785,565 shares issued and outstanding	32,786
Additional paid-in capital	45,685,412
Accumulated deficit	(44,147,379)
Total stockholders’ equity	1,570,975
Total liabilities and stockholders’ equity	$ 2,589,041

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005

Net sales	$ 3,380,346	$ 4,557,764

Cost of sales	1,384,641	1,542,395
Gross margin	1,995,705	3,015,369

Research and development expenses	666,069	523,060
Selling, general and administrative expenses	2,558,523	2,653,865
Depreciation expense	16,086	9,872
Restructuring and other credits	(81,000)	(59,908)
Loss from operations	(1,163,973)	(111,520)

Other income	396	15,339
Interest expense- related party	(1,696)	(9,951)
Interest income/(expense)(1)	(52,636)	(10,604)
Loss before income taxes	(1,217,908)	(116,736)

Income tax benefit	464,836	299,007

Net (loss)/ income	$ (753,072)	$ 182,271

Per share data:
Net (loss) income per share
Basic	$ (0.02)	$ 0.01
Diluted	$ (0.02)	$ 0.01

Weighted average number of common shares outstanding
Basic	31,415,780	25,970,265
Diluted	31,415,780	31,027,880

(1) Includes amortization of deferred financing costs of $36,026 and $8,122 in 2006 and 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005

Cash flows from operating activities
Net (loss) / income	$ (753,072)	$ 182,271

Adjustments to reconcile net income/(loss) to net cash from operating activities:
Restructuring and other credits	(81,000)	(59,908)
Depreciation and amortization	261,663	125,220
Provision for inventory reserve	(14,578)	(45,749)
Non-cash stock-based compensation	198,661	770
Interest on convertible debt- related party	1,696	9,951
Amortization of deferred financing costs	36,026	8,122
Changes in operating assets and liabilities:
Accounts receivable	575,086	(445,423)
Inventories	(7,390)	31,097
Prepaid expenses and other current assets	48,062	3,057
Other assets	(85)	(10,075)
Accounts payable	(164,430)	81,747
Accrued expenses	(26,733)	(64,421)
Accrued payroll and related liabilities	(140,856)	100,913
Deferred income	(14,718)	6,898
Sales tax payable	-	(6,060)
Net cash used in operating activities	(81,668)	(81,590)

Cash flows from investing activities
Acquisition of property and equipment	(26,729)	(27,318)
Capitalized software expenditures	(565,775)	(600,673)

Net cash used in investing activities	(592,504)	(627,991)

Cash flows from financing activities
Principal payments on debt and capital leases	(7,421)	2,686
Advances from related parties	-	160,500
Repayment of advances from related parties	-	(160,500)
Borrowings from revolving credit facility	565,000	200,000
Repayments under revolving credit facility	(279,316)	(200,000)
Proceeds from the exercise of warrants, net	468,201	-
Proceeds from sale of common stock, net	-	657,659
Deferred financing costs	(2,698)	(41,859)

Net cash provided by financing activities	743,766	618,486

Net increase(decrease) in cash and cash equivalents	69,594	(91,095)

Cash and cash equivalents – beginning of year	196,342	287,437

Cash and cash equivalents – end of year	$ 265,936	$ 196,342

Supplemental disclosure of cash flow information
Cash paid during period for interest	$ 16,429	$ 2,618

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006 and 2005

	Preferred		Common		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity
	Shares	Stock	Shares	Stock

Balances, December 31, 2004	158,335	$ 158	22,610,500	$ 22,611	$ 44,146,595	$ (43,576,578)	$ -	$ 592,786

Net income						182,271		182,271

Conversion of preferred stock to common stock	(2,778)	(2)	27,780	27	(25)			-

Issuances of common stock upon sale			4,411,764	4,413	653,246			657,659

Issuances of warrant to pay for consulting services					17,319		(17,319)	-

Deferred financing costs					23,699			23,699

Non-cash stock-based compensation issued to consultant					48		722	770

Balances, December 31, 2005	155,557	$ 156	27,050,044	$ 27,051	$ 44,840,882	$ (43,394,307)	$ (16,597)	$ 1,457,185

Net loss						(753,072)		(753,072)

Exercise of Stock Options and Warrants, net			3,325,882	3,326	464,875			468,201

Conversion of Convertible Debenture into common stock			2,409,639	2,409	197,591			200,000

Amortization of deferred compensation					182,064		16,597	198,661

Balances, December 31, 2006	155,557	$ 156	32,785,565	$ 32,786	$ 45,685,412	$ (44,147,379)	$ -	$ 1,570,975

The accompanying notes are an integral part of these consolidated financial statements.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.  Organization, Basis of Presentation and Management Plans

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

Management Plans

The Company incurred a net loss of $753,072 for the year ended December 31, 2006, which includes $ 357,495 of non-cash charges resulting from $261,663 of depreciation and amortization and $198,661 of stock-based compensation. The Company has $289,877 of working capital at December 31, 2006.

The Company, beginning in the summer of 2003 undertook a financial and operating restructuring plan designed to reduce the amount of cash flows used in its operating activities. The Company’s operational restructuring initiatives included, among other things, streamlining operations by reducing employee headcount and cutting overhead expenses.  The Company next focused on refreshing its product line and incurred capital expenditures of approximately $1,500,000 related to new product development during 2004-2006. In the second half of 2006, the Company turned its attention to revenue generating activities on selling products that are intended to generate higher profit margins.  In the first quarter of 2007, the Company signed a two year agreement with an outsourcing sales firm to assist in the growth of revenues.

 The Company entered into a $2.5 million revolving credit facility with Bridge Bank on September 9, 2005 (Note 7). This facility has a two year term, expiring in September 2007. The facility has provided the Company with timely working capital requirements. The Company must successfully negotiate a renewal to its financing arrangement with Bridge Bank, as it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all. However, the Company believes that because of the asset-backed nature of this financing facility, and its history of minimal accounts receivable write-offs, that it should be able to either renew the facility with Bridge Bank or find a suitable replacement. The Company also converted a subordinated debenture from a related party of $200,000 into 2,409,639 shares of common stock and received net proceeds of $468,201 from the exercise of 3,325,882 warrants in 2006.

The Company believes that its strategy of streamlining the business around its core competency of providing secure access management solutions is enabling it to operate under a more efficient cost structure than in the past.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain its operations through December 31, 2007, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise addition capital or take other measures to sustain operations in the event outside sources of capital are not available.

 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ION Networks, Inc. and ION Networks, NV, a wholly-owned inactive subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (United States) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

ION Networks, Inc. and Subsidiary

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

The Company capitalized $565,775 and $600,673 of software development costs for the year ended December 31, 2006 and 2005, respectively. Amortization expense totaled $245,577 and $115,348 for the years December 31, 2006 and 2005, respectively, and is included in cost of sales in the accompanying financial statements.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Research and Development Costs

The Company charges all costs incurred to establish the technological feasibility or enhancement of a product to research and development expense in the period incurred.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred approximately $1,000 and $35,000 in advertising costs for the year ended December 31, 2006 and 2005, respectively.

Revenue Recognition

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

In addition, the Company sells internally developed stand-alone finished software packages (“PRIISMS Software”), which permit end-users to monitor, secure and administer voice and data communications networks.  The software packages permit the customer to utilize the PRIISMS software pursuant to the terms of the license. Other than during an initial ninety-day warranty period from the date of shipment, the purchaser is not entitled to upgrades/enhancements or services that can be attributable to a multi-element arrangement. In addition, the customer does not have any rights to exchange or return the software. Since the software package sale does not require significant production, modification or customization, the Company recognizes revenue at such time the product is shipped and collectibility is probable in accordance with the accounting guidance under Statement Position 97-2, “Software Revenue Recognition.”

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

Net Income/(Loss) Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 9,026,513 at December 31, 2006 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The following table sets forth the components used in the computation of basic and diluted income per share for the year ended December 31, 2005:

Weighted average common shares outstanding, basic	25,970,265
Incremental shares of common stock equivalents	1,088,296
Conversion of preferred stock to common stock	1,559,680
Conversion of convertible debenture to common stock	2,409,639
Weighted average common shares outstanding, diluted*	31,027,880

* Potential common shares of 1,250,019 for the year ended December 31, 2005, were excluded from the computation of diluted earnings per share, as their exercise prices were greater than the average market price of the common stock during the period.

Stock-Based Compensation

The Company had stock-based compensation expense in the amount of $198,661 for the year ended December 31, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), as if the fair value method defined by FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting FAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006 on net loss was to record an expense of $198,661, rather than not recognize any expense had the Company continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the year ended December 31, 2006. As of December 31, 2006, the unvested options totaled $154,313 of which $70,330 relates to options granted prior to January 1, 2006 and $83,983 relates to options granted after January 1, 2006.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year ended December 31
	2006	2005
Risk-free interest rate	4.00%-5.10%	4.00%
Dividend yield	N/A	N/A
Expected volatility	208-233%	63.98-71.20%
Expected life in years	5	5
Expected forfeiture rate (through term)	75.9%	N/A

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The pro forma table below reflects net loss and basic and diluted net loss per share for the year ended December 31, 2005 had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Net income as reported	$182,271

Add: Stock based compensation expense included in net income	770

Deduct: Stock based employee compensation determined under fair value method	(147,018)
Net income – pro forma	$36,023

Basic and diluted net loss per share:

Basic and diluted - as reported	$0.01
Basic and diluted - pro forma	$0.00

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

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Warranty Costs

The Company estimates its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period are charged to cost of sales. Adjustments are made when actual warranty claim experience differs from estimates. The warranty accrual included in other current liabilities as of December 31, 2006 is $10,000.

3.  Restructuring and Other Credits

The total amount of restructuring and other credits for the years ended December 31, 2006 and 2005 was $81,000 and $59,908, respectively.

The Company’s accounts payable balance includes invoices for professional services in the amount of $88,687. Accrued expenses include professional services in the amount of $118,671.  These items arose from alleged services provided to the Company between November 2002 and August 2003.  The Company is disputing these amounts with the vendors, and at the present time management is unable to estimate the final outcome of these disputes but believes that the final settlement amount should not exceed the total of the above amounts. The Company released $60,000 of professional services and $21,000 of shareholder relation related expenses from disputed accruals during the year ended December 31, 2006. These credits have been reflected in the statement of operations as other credits.

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

4. Inventories

Inventories, net of reserve of $53,504, consist of the following at December 31, 2006:

Finished goods	$ 216,328
Raw materials	331,718

Inventories, net	$ 548,046

The Company evaluates its inventory reserve on a quarterly basis. In 2006 and 2005, the Company adjusted its allowance for obsolete inventory, which resulted in a benefit of $50,600 and $45,749, respectively. This amount was included as part of cost of sales in its consolidated statements of operation.

5. Property and Equipment

Property and equipment consists of the following at December 31, 2006:

Computer and other equipment	$ 602,738
Furniture and fixtures	82,950
685,688

Less accumulated depreciation	(645,752)

Property and equipment, net	$ 39,936

Depreciation expense for property and equipment for the year ended December 31, 2006 and 2005, amounted to $16,086 and $9,872, respectively. During the years ended December 31, 2006 and 2005, the Company retired fully depreciated assets amounting to $76,512 and $125,155, respectively.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

6.  Convertible Debenture – Related Party

On August 5, 2004, the Company issued a convertible debenture (the “Debenture”) for $200,000 cash to Stephen M. Deixler, one of the Company’s directors. On February 15, 2006, Mr. Deixler converted the Debenture into 2,409,639 shares of common stock. The Debenture would have matured on August 5, 2008 and had an interest rate of five (5%) percent per annum, compounded annually. The principal amount of the Debenture was convertible at any time by the holder into shares of the Company’s common stock, $.001 par value, at a conversion price equal to $0.083 per share (the “Conversion Price”), for a total of 2,409,639 shares of common stock. The accrued interest can only be converted by the borrower. During the years ended December 31, 2006 and 2005, the Company recorded $1,696 and $9,951 of  interest expense, respectively.

7. Revolving Credit Facility

On September 21, 2005, the Company entered into an asset based revolving credit facility for $2.5 million with Bridge Bank, N.A. (“The Revolving Credit Facility”). The Revolving Credit Facility has a two-year term and requires payment upon maturity of the outstanding principal and interest balance. The Revolving Credit Facility provides for advances of up to $2.0 million against 80% of eligible accounts receivable and an additional $500,000 against inventories capped at 30% of eligible accounts receivable. The annual interest rate is prime plus 1.75% (10% at December 31, 2006), with a minimum prime rate of 6.25%. Certain assets of the Company secure the credit facility, and the Company is subject to certain financial and restrictive covenants, as defined in the agreement. At December 31, 2006, the outstanding balance under the Revolving Credit Facility was $285,684. The credit facility expires in September 2007, and the Company intends to seek an extension thereof.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility, as of March 31, 2006 and September 30, 2006. A default can result in the Company not being permitted to borrow under the Revolving Credit Facility in the future.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms.

The Company received a waiver on its March 31, 2006 and September 30, 2006 financial covenant defaults. The waiver included a modification to the financing agreement whereby the borrower can add back non cash adjustments for stock based compensation for the purpose of calculating the net profit after tax covenant requirement.

The Company received a waiver on its September 30, 2006 financial covenant default.

8.  Income Taxes

Income Taxes:

As of December 31, 2006, the Company has available federal and state net operating loss carry forwards of approximately $44,850,000 and $19,290,000, respectively, to offset future taxable income. The federal net operating loss carry forwards expire during the years 2011 through 2026. In addition, the Company has investment credit and research and development credit carry forwards aggregating approximately $405,000, which may provide future tax benefits, expiring from 2008 through 2020. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

The Company obtained a corporation business tax benefit certificate pursuant to New Jersey law which allows the sale of unused state net operating losses and investment credit carry forwards. For the years ended December 2006 and 2005, the Company received a benefit of $465,398 and $299,077, respectively.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at December 31, 2006 are as follows:

Current deferred tax assets
Inventory reserves	$ 42,345
Accrued expenses	70,290
Allowance for doubtful accounts	6,511
Total current deferred tax assets	119,146
Valuation allowance	(119,146)
Net current deferred tax assets	-

Noncurrent deferred tax assets
Depreciation and amortization	202,263
Net operating loss carry forwards	16,408,255
Research and development credit	405,078
Stock based compensation	79,465
Total noncurrent deferred tax assets	17,095,061
Valuation allowance	(16,610,312)
Net noncurrent deferred tax assets	484,749

Noncurrent deferred tax liabilities
Capitalized software	(484,749)
Total noncurrent deferred tax liabilities	(484,749)
Net noncurrent deferred tax (liabilities) assets	$ -

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.  During the year ended December 31, 2006, the Company had an annual change in the valuation allowance of approximately $98,500.

The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2006	2005
Statutory federal income tax rate (benefit)	(34.00)%	(34.00)%
State Taxes	(6.00)	(6.00)
Sales of net operating losses	(38.00)	(263.00)
Change in valuation allowance	78.00	291.00

Effective tax rate	0.00%	0.00%

9. Stockholders' Equity

Preferred Stock –The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock ("Preferred Stock"). The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. On February 21, 2005, 2,778 shares of preferred stock were converted to 27,780 of common stock. As of December 31, 2006, there were 155,557 shares of Series A Preferred Stock outstanding, which are convertible to 1,555,570 shares of common stock. The holders can call the conversion of the Preferred Stock at any time.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Common Stock – On March 31, 2005, the Company sold 4,411,764 shares of common stock at a price of $0.17 per share, for net consideration of $657,659.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Stock Option Plans

In January 2006, the Company adopted its 2006 Stock Incentive Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options, which may be granted to an employee during any calendar year under the 2006 Plan, is 500,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On November 8, 2006, at the 2006 Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the 2006 Stock Incentive Plan. During 2006 and 2005, the Company granted options to purchase 1,409,000 and zero shares, respectively, under the 2006 Plan. As of December 31, 2006, these 1,174,500 options were outstanding under the 2006 Plan, and of which 64,500 were exercisable.

In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During 2005, the Company granted options to purchase 170,000 shares under the 2000 Plan. No options were granted under the 2000 Plan in 2006. As of December 31, 2006, 2,385,125 options were outstanding under the 2000 Plan, of which 2,166,200 options were exercisable.

In June 1998, the Company adopted its 1998 Stock Option Plan (the "1998 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. During 2006 and 2005, the Company granted options to purchase 1,432,500 and 62,500 shares, respectively, under the 1998 Plan. As of December 31, 2006, 2,460,231 options were outstanding under the 1998 Plan, of which 1,176,381 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1994 Plan, as amended, is 1,250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. During 2006 and 2005, there were no option grants provided under the 1994 Plan. As of December 31, 2006, 25,000 options were outstanding and exercisable under the 1994 Plan.

During the years ended 2006 and 2005, there were no options granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.

Warrants

On December 1, 2005 in connection with services performed by a consultant, the Company issued warrants to purchase 350,000 shares valued at $17,319 of the Company’s Common Stock at $0.11 per share, which will expire on November 30, 2007. As of December 31, 2006 all options were fully vested.

On September 9, 2005, in connection with services performed by a consultant, the Company issued fully vested warrants to purchase 326,087 shares valued at $23,699 of the Company’s Common Stock at $0.23 per share. The warrants will expire on September 9, 2008.

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

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

During July 2001 in connection with services being performed by a consultant, the Company issued warrants to purchase 48,000 shares of the Company's Common Stock at $0.62 per share. The warrants expired in 2006.

During January 2002 in connection with services being performed by a consultant through June 30, 2002, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.35 per share. Warrants to purchase an additional 50,000 shares of common stock were exercisable at $1.80. All 150,000 warrants expired in January 2005.

As of December 31, 2006 there are  warrants to purchase 676,087 shares outstanding and exercisable with an average exercise price of $0.17.

Other Options

On September 25, 1996, the Company issued options to certain officers and directors to purchase 620,000 shares of the Company's Common Stock at an exercise price of $1.156, the market value of the Company's Stock on the date of grant.  420,000 of these options vested immediately and 100,000 vested on April 1, 1998 and 1999. The options were to expire ten years from the date of grant, subject to earlier termination in certain events.  None of these stock options were exercised during 2005. Pursuant to a Final Settlement Agreement and Mutual Release executed on October 11, 2005, all of the options were terminated.

In January 2004, the Company issued options to certain officers to purchase 1,000,000 shares of the Company’s common stock, which vested immediately. The exercise price of the below market options ranged from $0.045 to $0.06 on the date of grant. The Company recorded a stock based compensation charge of $58,750. At December 31, 2006, 750,000 of these options were outstanding and exercisable.

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

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

On August 8, 2006, the Company granted an employee options to purchase an aggregate of 30,000 shares of common stock with an exercise price of $0.12 for a total value of $3,428 under a previously approved option plan.

On November 8, 2006, the Company granted board members immediately exercisable options to purchase an aggregate of 64,500 shares of common stock with an exercise price of $0.08 for a total value of $5,102 under a previously approved option plan.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2004	5,367,629	0.51

Granted	232,500	0.18
Expired	(427,500)	2.63
Canceled	(282,798)	1.03

Options outstanding at December 31, 2005	4,889,831	0.32	4.15 years

Granted	2,841,500	0.18	4.25 years
Expired	(278,650)	0.23
Canceled	(657,825)	0.43	3.54 years

Options outstanding at December 31, 2006	6,794,856	0.27	3.56 years	$32,700

Options exercisable at December 31, 2006	4,182,081	0.21	3.13 years	$32,675

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – 0.10	910,500	2.48	$ 0.06	908,850	$ 0.06
$0.10 – 0.25	5,042,875	3.67	0.15	2,613,850	0.12
$0.25 – 0.50	446,950	5.73	0.34	303,400	0.34
$0.50 – 1.00	148,000	0.22	0.69	148,000	0.69
$1.00– 40.00	246,531	3.49	3.09	207,981	1.39

$0.00 – 40.00	6,794,856	3.56	$0.27	4,182,081	$0.21

A summary of the status of the Company’s non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2006	1,019,081	$0.60
Granted	2,250,000	$0.16
Vested	(547,931)	$0.23
Forfeited	(108,375)	$0.12
Non-vested at December 31, 2006	2,612,775	$0.18

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 and 2005 amounted to $0.18 and $0.18 per share, respectively.  There have been no exercises of stock options during the year ended December 31, 2006.

10.

Commitments

Operating Leases

The Company entered into a lease on August 1, 2003 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey. The base rent is $4,505 per month effective October 2003 through July 2006. The Company extended the lease on May 11, 2006 for an additional 5 years. The agreement provides for an escalating base rent of $4,665 per month effective August 2006 through July 2007, $4,815 per month effective August 2007 through July 2008, and an additional increase of $145 every August thereafter through August 2010. The Company is also obligated to make additional payments to the landlord relating to certain taxes and operating expenses. The tenant has the option to terminate the Lease effective July 31, 2009 with six months written notice to the Landlord. In accordance with SFAS No. 13 (“Accounting for Leases”), the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. At December 31, 2006, accrued rent payable was $1,373.

The Company also leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term.

Future minimum payments, by year and in the aggregate, under non-cancelable capital and operating leases as of December 31, 2006 are as follows:

	Capital Leases	Operating Leases

Year ending December 31,
2007	$ 2,691	$ 56,430
2008	2,243	58,215
2009	-	59,955
2010	-	61,695
2011	-	36,750

Total minimum lease payments	$ 4,934	$ 273,045

Less: amount representing interest	417

Present value on net minimum lease payments	$ 4,517

Rent expense under operating leases for the years ended December 31, 2006 and 2005 was approximately  $85,000 and $77,500, respectively.

Employment Contracts

The Company has entered into certain employment contracts with various officers. Included in each of these contracts is a severance provision which entitles the officer to payments ranging from three to eighteen months of the officers’ then current annual salary if the officer is terminated without cause (as defined in the agreement).  At December 31, 2006, the Company had a potential loss for severance costs of approximately $833,000 under these employment contracts.

11.  Contingent Liabilities

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Management is not aware of any item existing that will have a significant impact on the Company’s business or financial condition.

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

13.  Concentrations

The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's domestic and foreign export sales for each of the years ended December 31, 2006 and 2005 are as follows:

	For the Years Ended
	December 31, 2006	December 31, 2005
United States	$ 2,529,907	$ 3,590,117
Europe	618,067	858,221
Pacific Rim	229,722	100,146
Other	2,650	9,280
	$ 3,380,346	$ 4,557,764

Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. For the year ended December 31, 2006, the Company’s most significant customers (stated as an approximate percentage of revenue) were Qwest 19%, Sprint 17% and Avaya 12%, with outstanding accounts receivables of $155,267, $3,600 and $31,826, respectively, compared to the year ended December 31, 2005 when, Avaya 33% and Sprint 22%, were the Company’s most significant customers, with outstanding accounts receivables of $170,687 and $491,840, respectively. In general, the Company cannot predict with certainty, which large customers will continue to order. The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2006 and periodically throughout 2006, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

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

14.  Supplemental Cash Flow Information

During the year ended December 31, 2006, one of the Company’s directors converted a debenture in the amount of $200,000 into 2,409,639 shares of common stock. See Note 6.

During the year ended December 31, 2005, as part of the compensation package for assisting in securing the Revolving Credit Facility, the Company issued warrants to purchase 326,087 shares of the Company’s Common Stock with an exercise price of $0.23 per share. The Company recognized $23,699 in non-cash deferred financing costs, which it will amortize over the life of the credit facility.

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

15. Related Party Transactions

During the year ended December 31, 2005, certain directors and officers advanced to the Company a total of $110,500 without interest. Upon closing of the sale of 4,411,765 shares of common stock and warrants to purchase an additional 2,205,882 shares of common stock with a total proceeds of $750,000, the Company repaid these advances.

During the year ended December 31, 2005, an officer advanced to the Company a total of $50,000 without interest. Upon closing of the Revolving Credit Facility, the Company repaid this advance.

16.  New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

 In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 157 will have on its results of operations, financial condition and cash flow.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its consolidated financial statements.

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

ION Networks, Inc. and Subsidiary

Notes to Consolidated Financial Statements

18. Subsequent Event

On January 29, 2007 in connection with services performed by a consultant, the Company issued fully vested warrants to purchase 1,500,000 shares of the Company’s Common Stock at $0.10 per share, which will expire on January 28, 2009.