Form 10QSB
period 2007-03-31
ION NETWORKS INC
filed 2007-05-15
CIK 754813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2007

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

There were 32,785,565 shares of Common Stock outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format:

Yes  __  No  X

ION NETWORKS, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

3

Condensed Consolidated Balance Sheet as of March 31, 2007

4

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006

5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006

6

Notes to Condensed Consolidated Financial Statements

7

Item 2. Management's Discussion and Analysis or Plan of Operation

12

Item 3. Controls and Procedures

14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.  Defaults Upon Senior Securities

15

Item 4.  Submission of Matters to a Vote of Security Holders

15

Item 5.  Other Information

15

Item 6. Exhibits

16

SIGNATURES

17

CERTIFICATIONS

18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007

(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 53,124
Accounts receivable, less allowance for doubtful accounts of $38,918	526,036
Inventories, net	374,648
Prepaid expenses and other current assets	70,171
Total current assets	1,023,979

Property and equipment, net	33,706

Capitalized software, net	1,309,763
Deferred financing costs, net	15,067
Other assets	12,911
Total assets	$ 2,395,426

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 218,559
Accrued expenses	174,262
Accrued payroll and related liabilities	109,393
Revolving credit facility	254,545
Capital lease payable	2,541
Deferred income	212,259
Other current liabilities	10,000
Total current liabilities	981,559

Long-term liabilities
Accrued interest – related party	15,814
Capital lease payable, net of current portion	1,352
Total long-term liabilities	17,166
Total liabilities	998,725

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 32,785,565 shares issued and outstanding	32,786
Additional paid-in capital	45,861,388
Deferred compensation	(116,995)
Accumulated deficit	(44,380,634)
Total stockholders’ equity	1,396,701

Total liabilities and stockholders’ equity	$ 2,395,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

Net sales	$ 942,962	$ 631,066

Cost of sales	410,335	258,239
Gross margin	532,627	372,827

Research and development expenses	84,922	151,136
Selling, general and administrative expenses	656,806	683,722
Depreciation expense	5,093	4,146

Total operating expenses	746,821	839,004

Loss from operations	(214,194)	(466,177)

Interest (expense) – related party	-	(1,696)
Interest (expense) (1)	(16,009)	(9,460)

Loss before income taxes	(230,203)	(477,333)

Income tax expense	3,052	-

Net loss	$ (233,255)	$ (477,333)

Per share data:
Net loss per share
Basic and diluted	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding
Basic and diluted	32,785,565	28,228,090

(1) Includes amortization of deferred financing costs of $9,041 and $8,616 for the three months ended March 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

Cash flows from operating activities
Net loss	$ (233,255)	$ (477,333)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,980	41,657
Non-cash stock-based compensation	58,981	51,476
Provision for doubtful accounts	22,643	-
Provision for inventory reserve	(7,603)	4,628
Interest on convertible debt – related party	-	1,696
Deferred rent	824	(1,070)
Amortization of deferred financing costs	9,041	8,616
Changes in operating assets and liabilities:
Accounts receivable	(99,851)	631,133
Inventories	181,001	(319,141)
Prepaid expenses and other current assets	(42,854)	40,630
Other assets	10,085	-
Accounts payable	(38,360)	(136,640)
Accrued expenses	1,726	17,675
Accrued payroll and related liabilities	(10,498)	(174,912)
Deferred income	59,867	6,257
Net cash used in operating activities	(273)	(305,328)

Cash flows from investing activities
Acquisition of property and equipment	-	(2,132)
Capitalized software expenditures	(180,776)	(131,138)
Net cash used in investing activities	(180,776)	(133,270)

Cash flows from financing activities
Principal payments on debt and capital leases	(624)	(5,594)
Borrowings from revolving credit facility	-	265,000
Repayment of revolving credit facility	(31,139)	-
Net cash (used in) provided by financing activities	(31,763)	259,406

Net decrease in cash and cash equivalents	(212,812)	(179,192)

Cash and cash equivalents – beginning of period	265,936	196,342

Cash and cash equivalents – end of period	$ 53,124	$ 17,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND MANAGEMENT’S LIQUIDITY PLANS

Basis of Presentation

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

The condensed consolidated balance sheet as of March 31, 2007, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at March 31, 2007 and for the three months ended March 31, 2007 and 2006 not misleading have been made.  The results of operations for the three months ended March 31, 2007 and for the three months ended March 31, 2007 and 2006 are not indicative of a full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Management’s Liquidity Plans

The Company incurred a net loss of $233,255 for the three months ended March 31, 2007, which includes $171,866 of non-cash charges resulting from $87,980 of depreciation and amortization and $58,981 of stock-based compensation. The Company has $42,419 of working capital at March 31, 2007. The Company continues to have a delicate cash position. Management believes it is necessary for it to continue to strictly manage expenditures and to increase product revenues. In addition, the Company has historically received proceeds from the sale of its New Jersey Net Operating Losses during the fourth quarter of previous years.  While no assurance can be made that the Company will again receive such proceeds, if the Company is approved for this program again in 2007, it expects to use the proceeds received under this program for general working capital purposes.

The Company, beginning in the summer of 2003 undertook a financial and operating restructuring plan designed to reduce the amount of cash flows used in its operating activities. The Company’s operational restructuring initiatives included, among other things, streamlining operations by reducing employee headcount and cutting overhead expenses.  The Company next focused on refreshing its product line and incurred capital expenditures of approximately $1,500,000 related to new product development during 2004-2006. In the second half of 2006, the Company turned its attention to revenue generating activities on selling products that are intended to generate higher profit margins.  In the first quarter of 2007, the Company signed a two-year agreement with an outsourcing sales firm to assist in the growth of revenues.

The Company entered into a $2.5 million revolving credit facility with Bridge Bank on September 9, 2005. This facility has a two-year term, expiring in September 2007. The facility has provided the Company with timely working capital requirements. The Company must successfully negotiate a renewal to its financing arrangement with Bridge Bank, as it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all. However, the Company believes that because of the asset-backed nature of this financing facility, and its history of minimal accounts receivable write-offs, that it should be able to either renew the facility with Bridge Bank or find a suitable replacement.

The Company believes that its strategy of streamlining the business around its core competency of providing secure access management solutions is enabling it to operate under a more efficient cost structure than in the past.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it will have sufficient liquidity to sustain its operations for the next twelve months based on its current revenue projections and its ability to manage its costs, there is no assurance that such projections will be met and will be sufficient. If such an event occurs, in order to sustain operations over the next twelve months, the Company would need to raise additional capital or take other measures, in the event outside sources of capital are not available.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility as of March 31, 2007. This default can result in the Company not being permitted to borrow under the Revolving Credit Facility in the future and may result in the loan becoming due and payable in full.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms. The Company has received similar waivers from the bank in prior periods and is currently in the process of seeking a waiver on the current default, although there is no assurance that one will be obtained.

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

Reclassifications

Certain amounts in the financial statements for the three months ended March 31, 2006 have been reclassified to conform to the presentation of the financial statements for the three months ended March 31, 2007. There was no change in previously reported net loss.

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

The Company capitalized $180,776 and $131,138 of software development costs for the three months ended March 31, 2007 and 2006, respectively. Amortization expense totaled $82,887 and $37,511 for the three months ending March 31, 2007 and 2006, respectively. Amortization expense is included in Cost of Sales in the Statement of Operations.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 10,326,608 and 13,116,870 at March 31, 2007 and 2006 are excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2007 and 2006, the Company incurred stock based compensation expense of $58,981 and $51,476, respectively. As of March 31, 2007, the fair value of unvested options totaled $109,830.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.52%-4.77%	4.31%
Dividend yield	N/A	N/A
Expected volatility	224%	226%
Expected life in years	5	5
Expected forfeiture rate (through term)	0%	75.9%

A summary of option activity for the three months ended March 31, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,794,856	$0.27	3.56 years
Granted	9,000	$0.10	5.00 years
Exercised	-	-	-
Canceled	(105,905)	$0.49	3.39 years
Expired	(103,000)	$0.72	-
Outstanding at March 31, 2007	6,594,951	$0.26	3.35 years	$15,000
Exercisable at March 31, 2007	4,894,471	$0.20	3.12 years	$15,000

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 amounted to $0.10 and $0.18 per share, respectively.

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

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses.”

In many cases the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $16,400,000 as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $44,850,000 available to offset future taxable income through 2026.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 3 - INVENTORIES

Inventories, net of allowance for obsolescence of $45,901 at March 31, 2007, consists of the following:

Raw materials	$ 157,696
Finished goods	216,952

$ 374,648

NOTE 4 – REVOLVING CREDIT FACILITY

On September 21, 2005, the Company entered into the asset based Revolving Credit Facility for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility has a two-year term, which upon maturity, requires payment of the outstanding principal and interest balance. The Revolving Credit Facility provides for advances of up to $2.0 million against 80% of eligible accounts receivables and an additional $500,000 against inventory capped at 30% of eligible accounts receivables. The annual interest rate is prime plus 1.75% (10.0% at March 31, 2007), with a minimum prime rate of 6.25%. Certain assets of the Company secure the Revolving Credit Facility, and the Company is subject to certain financial and restrictive covenants, as defined in the agreement. As of March 31, 2007, the outstanding balance on the Revolving Credit Facility was $254,545.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility as of March 31, 2007 and has not received a waiver of such default. The Company has received similar waivers from the bank in prior periods and is currently in the process of seeking a waiver on the current default, although there is no assurance that one will be obtained.

NOTE 5 – STOCKHOLDERS’ EQUITY

Warrants

On January 26, 2007, the Company entered into an agreement with a consultant. In connection with this agreement, the Company issued fully vested warrants with a two year term to purchase 1,500,000 shares of the Company’s Common Stock at $0.10 per share for a total value of $133,709 based on the Black-Scholes model.

Options

On February 28, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 9,000 shares of common stock with an exercise price of $0.10 for a total value of $599, based on the Black-Scholes model, under a previously approved option plan.

NOTE 6 – SALES CONCENTRATIONS

Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. For the three months ended March 31, 2007, the Company’s net sales came from four significant customers consist of 25%, 23%, 14% and 12% , compared to the three months ended March 31, 2006, when the Company’s had three significant customers which consisted of 19%, 17%, and 12% of net sales. In general, the Company cannot predict with certainty, which large customers will continue to place orders. The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

NOTE 7 – COMMITMENTS

The Company extended a lease on May 11, 2006 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey for an additional 5 years. The agreement provides for an escalating base rent of $4,665 per month effective August 2006 through July 2007, $4,815 per month effective August 2007 through July 2008, and an additional increase of $145 per year every August thereafter through August 2010. The Company has the option to terminate the lease effective July 31, 2009 with six months written notice to the Landlord.

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

OVERVIEW

Historically, a significant portion of our revenues have been derived from sales to relatively few customers, and we expect this trend to continue. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. Because fluctuations in the timing of orders from our customers or in the number of individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 compared to the same period in 2006:

Net sales for the three months ended March 31, 2007, were $942,962 compared to net sales of $631,066 for the same period in 2006, an increase of $311,896 or 49.4%. The increase in revenue for first quarter of 2007 compared to the same period last year was due primarily to an increase in hardware and software sales from $511,698 to $815,938 an increase of $304,239.

Cost of sales for the three months ended March 31, 2007 was $410,335 compared to $258,239 for the same period in 2006. Cost of sales as a percentage of net sales for the three months ended March 31, 2007 increased to 43.5% from 40.9% for the same period in 2006. Gross margins decreased to 56.5% from 59.1% in the quarter ending March 31, 2007 compared to the same period last year. The 2.6% gross margin reduction was primarily the result of an increase in the charge for capitalized software amortization expenses to $82,886 during the three months ended March 31, 2007 compared to $37,511 for the same period in 2006.

Research and development expenses for the three months ended March 31, 2007 was $84,922 compared to $151,136 for the same period in 2006 or a decrease of $66,214. The decrease in R&D expenses was due primarily to decreased payroll related expenses for salaries, benefits and incentive compensation of $82,446 and decreased capitalization of software expenses related to new product development of $31,448, offset in part by an increase in professional fees of $45,406. The decline in payroll expenses is primarily due to the reduction of headcount, in this department, from 8 employees in 2006 to 6 employees in 2007 and the increase in professional fees reflects the Company’s decision to outsource more operating activities.

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2007 were $656,806 compared to $683,722 for the same period in 2006, a decrease of $26,916. The decrease in SG&A expenses was due primarily to decreased payroll related expenses for salaries, benefits and incentive compensation of $79,751 offset in part by an increase in professional fees of $50,779.

Depreciation expense was $5,093 for the three months ended March 31, 2007 compared to $4,146 in the same period in 2006.

Net loss for the three months ended March 31, 2007 amounted to $233,255 compared to $477,333 for the same period in 2006. The reduction in net loss of $244,078 was due primarily to the combined impact of higher net sales of $311,896 and higher cost of goods of $152,096 resulting in an increase in gross margin of $159,800, and reduced operating expenses for the quarter ending March 31, 2007 compared to the same period in the prior year of $92,183.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company incurred a net loss of $233,255 for the three months ended March 31, 2007, which includes $171,866 of non-cash charges resulting from $87,980 of depreciation and amortization and $58,981 of stock-based compensation. The Company has $42,420 of working capital at March 31, 2007. The Company continues to have a delicate cash position. Management believes it is necessary for it to continue to strictly manage expenditures and to increase product revenues. In addition, the Company has historically received proceeds from the sale of its New Jersey Net Operating Losses during the fourth quarter of previous years.  While no assurance can be made that the Company will again receive such proceeds, if the Company is approved for this program again in 2007, it expects to use the proceeds received under this program for general working capital purposes.

The Company, beginning in the summer of 2003 undertook a financial and operating restructuring plan designed to reduce the amount of cash flows used in its operating activities. The Company’s operational restructuring initiatives included, among other things, streamlining operations by reducing employee headcount and cutting overhead expenses.  The Company next focused on refreshing its product line and incurred capital expenditures of approximately $1,500,000 related to new product development during 2004-2006. In the second half of 2006, the Company turned its attention to revenue generating activities on selling products that are intended to generate higher profit margins.  In the first quarter of 2007, the Company signed a two-year agreement with an outsourcing sales firm to assist in the growth of revenues.

The Company entered into a $2.5 million revolving credit facility with Bridge Bank on September 9, 2005. This facility has a two-year term, expiring in September 2007. The facility has provided the Company with timely working capital requirements. The Company must successfully negotiate a renewal to its financing arrangement with Bridge Bank, as it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all. However, the Company believes that because of the asset-backed nature of this financing facility, and its history of minimal accounts receivable write-offs, that it should be able to either renew the facility with Bridge Bank or find a suitable replacement.

The Company believes that its strategy of streamlining the business around its core competency of providing secure access management solutions is enabling it to operate under a more efficient cost structure than in the past.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it will have sufficient liquidity to sustain its operations for the next twelve months based on its current revenue projections and its ability to manage its costs, there is no assurance that such projections will be met and will be sufficient. If such an event occurs, in order to sustain operations over the next twelve months, the Company would need to raise additional capital or take other measures, in the event outside sources of capital are not available.

The Company failed to comply with certain financial covenants in the Revolving Credit Facility as of March 31, 2007. This default can result in the Company not being permitted to borrow under the Revolving Credit Facility in the future and may result in the loan becoming due and payable in full.  The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow under the Revolving Credit Facility and it is unable to replace the Revolving Credit Facility with another credit facility having satisfactory financial and other terms. The Company has received similar waivers from the bank in prior periods and is currently in the process of seeking a waiver on the current default, although there is no assurance that one will be obtained.

Net cash used in operating activities during the three months ended March 31, 2007 was $273 compared to $305,328 in the same period in 2006, a difference of $305,055. Improved cash amounts provided by inventory, net loss, accrued payroll and related expense, and accounts payable of $500,142, $244,078, $164,414 and $98,280, respectively, were offset by the generation of accounts receivable of $730,984.

Net cash used in investing activities during the three months ended March 31, 2007 was $180,776 compared to net cash used during the same period in 2006 of $133,270. Capitalized software expenditures for the three months ended March 31, 2007 were $180,776, an increase of $49,638 from $131,138 for the same period in 2006.

Net cash used by financing activities during the three months ended March 31, 2007 was $31,763 compared to net cash provided by financing activities during the three months ended March 31, 2006 of $259,406. In the first quarter 2006 the Company borrowed $265,000 while in the same period in 2007 the Company made repayments on the credit facility of $31,139 for a net impact of $296,139.

Off-Balance Sheet Arrangements

As of May 4, 2007, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

There has been no change in the Company's internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Executive Officer
32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Financial Officer

                            * Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2007

ION NETWORKS, INC.

/S/ Norman E. Corn ------------------------------------------ Norman E. Corn, Chief Executive Officer

/S/ Patrick E. Delaney ------------------------------------------ Patrick E. Delaney, Chief Financial Officer

Exhibit Index

31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Executive Officer
32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Financial Officer

* Filed herewith

18