Form 10QSB
period 2007-06-30
ION NETWORKS INC
filed 2007-08-14
CIK 754813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2007

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

There were 32,785,565 shares of Common Stock outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format:

Yes  __  No  X

ION NETWORKS, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

3

Condensed Consolidated Balance Sheet as of June 30, 2007

4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006

5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006

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

17

SIGNATURES

18

CERTIFICATIONS

19

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

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 10,978
Accounts receivable, less allowance for doubtful accounts of $36,417	312,624
Inventories, net	428,198
Prepaid expenses and other current assets	14,779
Total current assets	766,579

Property and equipment, net	28,330

Capitalized software, net	1,383,901
Deferred financing costs, net	6,027
Other assets	12,911
Total assets	$ 2,197,748

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 368,362
Accrued expenses	162,961
Accrued payroll and related liabilities	106,430
Revolving credit facility	222,837
Capital lease payable	2,568
Deferred income	160,643
Notes payable – related parties	50,000
Other current liabilities	10,000
Total current liabilities	1,083,801

Long-term liabilities
Accrued interest – related party	15,814
Capital lease payable, net of current portion	695
Total long-term liabilities	16,509
Total liabilities	1,100,310

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 32,785,565 shares issued and outstanding	32,786
Additional paid-in capital	45,854,230
Deferred compensation	(62,676)
Accumulated deficit	(44,727,058)
Total stockholders’ equity	1,097,438

Total liabilities and stockholders’ equity	$ 2,197,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

Net sales	$ 635,609	$ 1,113,345	$ 1,578,571	$ 1,744,411

Cost of sales	252,627	415,277	662,963	673,516
Gross margin	382,982	698,068	915,608	1,070,895

Research and development	82,576	153,271	167,498	304,407
Selling, general and administrative expenses	627,207	635,866	1,284,012	1,319,588
Depreciation expense	5,376	3,725	10,469	7,871
Restructuring and other credits	-	(81,000)	-	(81,000)

Total operating expenses	715,159	711,862	1,461,979	1,550,866

Loss from operations	(332,177)	(13,794)	(546,371)	(479,971)

Other income	1,340	-	1,340	-
Interest (expense) – related party	-	-	-	(1,696)
Interest income/(expense) (1)	(15,587)	(13,529)	(31,596)	(22,989)

Loss before income taxes	(346,424)	(27,323)	(576,627)	(504,656)

Income tax expense	-	512	3,052	512

Net loss	$ (346,424)	$ (27,835)	$ (579,679)	$ (505,168)

Per share data:
Net loss per share
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.02)

Weighted average number of common shares outstanding
Basic and diluted	32,785,565	31,798,765	32,785,565	30,023,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

Cash flows from operating activities
Net loss	$ (579,679)	$ (505,168)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	165,487	105,847
Non-cash stock-based compensation	106,142	101,941
Restructuring and other credits	-	(81,000)
Provision for doubtful accounts	20,142	-
Provision for inventory reserve	(6,749)	(3,177)
Interest on convertible debt – related party	-	1,696
Deferred rent	1,648	-
Amortization of deferred financing costs	18,081	18,153
Changes in operating assets and liabilities:
Accounts receivable	116,062	349,434
Inventories	126,597	(84,169)
Prepaid expenses and other current assets	12,538	8,825
Other assets	10,085	-
Accounts payable	111,428	(206,007)
Accrued expenses	(9,005)	(22,829)
Accrued payroll and related liabilities	(13,461)	(177,919)
Deferred income	8,251	13,250
Net cash provided by (used in) operating activities	87,567	(481,123)

Cash flows from investing activities
Acquisition of property and equipment	(1,379)	(4,328)
Capitalized software expenditures	(327,045)	(243,004)
Net cash used in investing activities	(328,424)	(247,332)

Cash flows from financing activities
Principal payments on debt and capital leases	(1,254)	(6,196)
Advances from related parties	50,000	-
Borrowings from revolving credit facility	-	365,000
Repayment of revolving credit facility	(62,847)	(265,000)
Deferred financing costs	-	(2,698)
Proceeds from the exercise of warrants	-	498,882
Net cash (used in) provided by financing activities	(14,101)	589,988

Net decrease in cash and cash equivalents	(254,958)	(138,467)

Cash and cash equivalents – beginning of period	265,936	196,342

Cash and cash equivalents – end of period	$ 10,978	$ 57,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

The condensed consolidated balance sheet as of June 30, 2007, and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 not misleading have been made.  The results of operations for the three and six months ended June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are not indicative of a full year or any other interim period.

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

Management’s Liquidity Plans

The Company incurred a net loss of $579,679 for the six months ended June 30, 2007, which includes $271,629 of non-cash charges resulting from $165,487 of depreciation and amortization and $106,142 of stock-based compensation. The Company has a working capital deficiency of $317,222 at June 30, 2007. The Company continues to have a delicate cash position. Management believes it is necessary for it to continue to strictly manage expenditures and to increase product revenues. In addition, the Company has historically received proceeds from the sale of its New Jersey Net Operating Losses during the fourth quarter of previous years.  While no assurance can be made that the Company will again receive such proceeds, if the Company is approved for this program again in 2007, it expects to use the proceeds received under this program for general working capital purposes.

The Company, beginning in the summer of 2003 undertook a financial and operating restructuring plan designed to reduce the amount of cash flows used in its operating activities. The Company’s operational restructuring initiatives included, among other things, streamlining operations by reducing employee headcount and cutting overhead expenses.  The Company next focused on refreshing its product line and incurred capital expenditures of approximately $1,800,000 related to new product development during 2004-2007. In the second half of 2006, the Company turned its attention to revenue generating activities on selling products that are intended to generate higher profit margins.  In the first quarter of 2007, the Company signed a two-year agreement with an outsourcing sales firm to assist in the growth of revenues primarily focused in the enterprise sector. In the second quarter of 2007, the Company signed an agreement with another outsourcing sales firm to assist in the growth of revenues primarily focused in the government sector.

The Company entered into a $2.5 million revolving credit facility with Bridge Bank on September 9, 2005. This facility has a two-year term, expiring in September 2007. The Company is in default of certain financial covenants as June 30, 2007. This default can result in the Company not being permitted to borrow under the revolving credit facility in the future and may result in the loan becoming due and payable in full. Rather than seeking waivers to these defaults, the Company and Bridge Bank, N.A. have begun negotiations on a new facility. The Company must successfully negotiate a renewal to its financing arrangement with Bridge Bank, as it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all. However, the Company believes that because of the asset-backed nature of this financing facility, and its history of minimal accounts receivable write-offs, that it should be able to either renew the facility with Bridge Bank or find a suitable replacement. The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow from the revolving credit facility or obtain a new facility with satisfactory financial and other terms.

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

Reclassifications

Certain amounts in the financial statements for the three and six months ended June 30, 2006 have been reclassified to conform to the presentation of the financial statements for the three and six months ended June 30, 2007. There was no change in previously reported net loss.

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

The Company capitalized $327,045 and $234,004 of software development costs for the six months ended June 30, 2007 and 2006, respectively. Amortization expense totaled $72,131 and $60,465 for the three months ending June 30, 2007 and 2006, respectively. Amortization expense totaled $155,018 and $97,976 for the six months ending June 30, 2007 and 2006, respectively. Amortization expense is included in Cost of Sales in the Statement of Operations.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 9,840,189 and 8,067,118 at June 30, 2007 and 2006 are excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended June 30, 2007 and 2006, the Company incurred stock based compensation expense of $47,161 and $50,465, respectively. For the six months ended June 30, 2007 and 2006, the Company incurred stock based compensation expense of $106,142 and $101,941, respectively.   As of June 30, 2007, the fair value of unvested options totaled $96,702.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Six months ended June 30,
	2007	2006
Risk-free interest rate	4.52%-5.05%	5.03%-5.10%
Dividend yield	N/A	N/A
Expected volatility	202-224%	214%
Expected life in years	5	5
Expected forfeiture rate (through term)	0%	75.9%

A summary of option activity for the six months ended June 30, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,794,856	$0.27	3.56 years
Granted	216,500	$0.07	5.00 years
Canceled	(186,324)	$0.45	3.23 years
Expired	(154,000)	$0.70	-
Outstanding at June 30, 2007	6,671,032	$0.25	3.17 years	$15.00
Exercisable at June 30, 2007	5,094,181	$0.27	2.95 years	$15.00

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 amounted to $0.07 and $0.11 per share, respectively.

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

NOTE 3 - INVENTORIES

Inventories, net of allowance for obsolescence of $46,755 at June 30, 2007, consists of the following:

Raw materials	$ 233,707
Finished goods	194,491

$ 428,198

NOTE 4 – REVOLVING CREDIT FACILITY

On September 21, 2005, the Company entered into the asset based Revolving Credit Facility for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility has a two-year term, which upon maturity, requires payment of the outstanding principal and interest balance. The Revolving Credit Facility provides for advances of up to $2.0 million against 80% of eligible accounts receivables and an additional $500,000 against inventory capped at 30% of eligible accounts receivables. The annual interest rate is prime plus 1.75% (10.00% at June 30, 2007), with a minimum prime rate of 6.25%. Certain assets of the Company secure the Revolving Credit Facility, and the Company is subject to certain financial and restrictive covenants, as defined in the agreement. As of June 30, 2007, the outstanding balance on the Revolving Credit Facility was $222,837. The Company failed to comply with certain financial covenants in the Revolving Credit Facility at June 30, 2007. (See Note 1).

NOTE 5 – STOCKHOLDERS’ EQUITY

Warrants

On January 26, 2007, the Company entered into an agreement with a consultant. In connection with this agreement, the Company issued fully vested warrants with a two year term to purchase 1,500,000 shares of the Company’s Common Stock at $0.10 per share for a total value of $133,709 based on the Black-Scholes model.

On May 1, 2007, the Company amended a previous agreement made on January 26, 2007 with a consultant. In connection with this amendment, the Company received back 562,500 fully vested warrants with a two year term to purchase 562,500 shares of the Company’s Common Stock at $0.10 per share for a total value of $50,141 based on the Black-Scholes model.  The remaining value of $37,606 was taken out of deferred compensation.

Options

On February 28, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 9,000 shares of common stock with an exercise price of $0.10 for a total value of $599, based on the Black-Scholes model, under a previously stock holder approved option plan.

On May 9, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.07 for a total value of $311, based on the Black-Scholes model, under a previously stock holder approved option plan.

On May 9, 2007, the Company granted an employee 200,000 options to purchase common stock, of which 34% vest on the first anniversary of the option grant date and 8.25% vest each quarter there after, with an exercise price of $0.07 for a total value of $13,157, based on the Black-Scholes model, under a previously stock holder approved option plan.

On June 7, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 3,000 shares of common stock with an exercise price of $0.045 for a total value of $148, based on the Black-Scholes model, under a previously stock holder approved option plan.

NOTE 6 – SALES CONCENTRATIONS

Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. For the three months ended June 30, 2007, the Company’s net sales came from three significant customers consist of 25%, 16% and 11%, compared to the three months ended June 30, 2006, when the Company’s had two significant customers which consisted of 31%, and 13% of net sales. For the six months ended June 30, 2007, the Company’s net sales came from three significant customers consist of 15%, 14% and 10%, compared to the six months ended June 30, 2006, when the Company’s had three significant customers which consisted of 24%, 20% and 12% of net sales. In general, the Company cannot predict with certainty, which large customers will continue to place orders. The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

In June 2007, certain Board members and an officer of the Company advanced an aggregate of $50,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is prime plus 1.75% per annum.

 NOTE 9 – SUBSEQUENT EVENT

On July 17, 2007, the Company received in aggregate of $50,000 from two investors through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum. In conjunction with these notes, the Company granted to the note holders warrants to purchase an aggregate of 50,000 shares of common stock for $0.05 per share.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2007 compared to the same period in 2006:

Net sales for the three months ended June 30, 2007, were $635,609 compared to net sales of $1,113,345 for the same period in 2006, a decrease of $477,736 or 42.9%. The decrease in revenue for second quarter of 2007 compared to the same period last year was due primarily to a decrease in hardware and software sales from $932,146 to $444,350 a decrease of $487,796. Net sales for the three months ended June 30, 2007 was severely impacted by one major customer who in the same period of 2006 purchased a total of $347,050 while in the same period of 2007 purchased only $500. The Company believes that this decreased level of sales activity is due to the customer’s working down its inventory levels rather than any specific dissatisfaction with ION’s products.

Cost of sales for the three months ended June 30, 2007 was $252,627 compared to $415,277 for the same period in 2006. Cost of sales as a percentage of net sales for the three months ended June 30, 2007 increased to 39.7% from 37.3% for the same period in 2006. Gross margins decreased to 60.3% from 62.7% in the three months ending June 30, 2007 compared to the same period last year. The 2.4% gross margin reduction was primarily the result of an increase in the charge for capitalized software amortization expenses to $72,131 during the three months ended June 30, 2007 compared to $60,465 for the same period in 2006, while revenues declined sharply. Capitalized software amortization expense more than doubled to 11.3% of revenue in 2007 as compared to 5.4% of revenue in 2006, due to a decline in revenue and the bringing on line of certain new products which have become available for sale.

Research and development expenses (“R&D”) for the three months ended June 30, 2007 was $82,576 compared to $153,271 for the same period in 2006 or a decrease of $70,695. The decrease in R&D expenses was due primarily to decreased payroll related expenses for salaries, benefits and incentive compensation of $75,082 and increased capitalization of software expenses related to new product development of $23,920, offset in part by an increase in professional fees of $27,297. The decline in payroll expenses is primarily due to the reduction of headcount, in this department, from 8 employees in 2006 to 6 employees in 2007 and the increase in professional fees reflects the Company’s decision to outsource more operating functions.

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2007 were $627,207 compared to $635,866 for the same period in 2006, a decrease of $8,659.

There were no restructuring and other credits for the three months ended June 30, 2007 compared to $81,000 benefit for the three months ended June 30, 2006. During the three months ended June 30, 2006, the Company reversed $60,000 of professional services and $21,000 of shareholder relations related expenses from disputed accruals.

Depreciation expense was $5,376 for the three months ended June 30, 2007 compared to $3,725 in the same period in 2006.

Net loss for the three months ended June 30, 2007 amounted to $346,424 compared to $27,835 for the same period in 2006. The increase in net loss of $318,589 was due primarily to lower net sales of $477,736, which led to a reduction in gross margin from $698,068 in 2006 to $382,982 in 2007 or a decrease of $315,086.

For the six months ended June 30, 2007 compared to the same period in 2006:

Net loss for the six months ended June 30, 2007 and 2006 were $579,679 and $505,168, respectively, an increased loss of $74,511 due primarily to a reduction in gross margin of $155,287 offset in part by a decrease in operating expenses of $88,887 and interest and other expense of $5,571.

Net sales for the six months ended June 30, 2007 $1,578,571 compared to net sales of $1,744,411 for the same period in 2006, a decrease of $165,840 or 9.5%. Revenues for the six months ended June 30, 2007 were lower compared to the same period of 2006 primarily due to decreased sales of software of $138,640 and appliances of $48,506 offset in part by an increase in professional services of $35,937. One major customer who in the same period of 2006 purchased a total of $356,050 while in the same period of 2007 purchased only $221,000 or a decline of $135,050 significantly impacted net sales for the six months ended June 30, 2007. The Company believes that this decreased level of sales activity is due to the customer’s working down its inventory levels rather than any specific dissatisfaction with ION’s products.

Cost of sales for the six months ended June 30, 2007 was $662,963 compared to $673,516 for the same period in 2006. Cost of sales as a percentage of net sales for the six months ended June 30, 2007 increased to 42.0% from 38.6% for the same period in 2006, resulting in gross margins decreasing to 58% from 61.4% as compared to the prior year. The decrease in gross margin as a percentage of revenue is due primarily to the impact of amortization expense increasing to $155,018 or 9.8% of net sales for the six months ended June 30, 2007 from $97,976 or 5.6% of net sales for the same period in 2006, as well as a decrease in higher margin software revenues as a percentage of total revenues.

Research and development expenses for the six months ended June 30, 2007 was $167,498 compared to $304,407 for the same period in 2006 or a decrease of $136,909. The decrease in R&D expenses was due primarily to decreased payroll related expenses for salaries, benefits and incentive compensation of $157,428 and an increase in capitalization of software expenses related to new product development of $55,368, offset in part by professional fees of $72,703. The decline in payroll expenses is primarily due to the reduction of headcount in this department, from 8 employees in 2006 to 6 employees in 2007 and the increase in professional fees reflects the Company’s decision to outsource more operating functions.

SG&A for the six months ended June 30, 2007 were $1,284,012 compared to $1,319,588 for the same period in 2006, a decrease of $35,576.  The decrease in SG&A expenses was due primarily to decreased payroll related expenses for salaries, benefits and incentive compensation of $98,532 and increased capitalization of software expenses of $28,673, offset in part by an increase in professional fees of 93,996. The decline in payroll expenses is primarily due to the reduction of headcount, in this department, from 14 employees in 2006 to 12 employees in 2007 and the increase in professional fees reflects the Company’s decision to outsource more operating activities.

There were no restructuring and other credits for the six months ended June 30, 2007, compared to a benefit of $81,000 in the six months ended June 30, 2006. During the six months ended June 30, 2006, the Company reversed $60,000 of professional services and $21,000 of shareholder relation related expenses from disputed accruals.

Depreciation expense was $10,469 for the six months ended June 30, 2007 compared to $7,781 in the same period in 2006.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company incurred a net loss of $579,679 for the six months ended June 30, 2007, which includes $271,629 of non-cash charges resulting from $165,487 of depreciation and amortization and $106,142 of stock-based compensation. The Company has a working capital deficiency of $317,222 at June 30, 2007. The Company continues to have a delicate cash position. Management believes it is necessary for it to continue to strictly manage expenditures and to increase product revenues. In addition, the Company has historically received proceeds from the sale of its New Jersey Net Operating Losses during the fourth quarter of previous years.  While no assurance can be made that the Company will again receive such proceeds, if the Company is approved for this program again in 2007, it expects to use the proceeds received under this program for general working capital purposes.

The Company, beginning in the summer of 2003 undertook a financial and operating restructuring plan designed to reduce the amount of cash flows used in its operating activities. The Company’s operational restructuring initiatives included, among other things, streamlining operations by reducing employee headcount and cutting overhead expenses.  The Company next focused on refreshing its product line and incurred capital expenditures of approximately $1,800,000 related to new product development during 2004-2007. In the second half of 2006, the Company turned its attention to revenue generating activities on selling products that are intended to generate higher profit margins.  In the first quarter of 2007, the Company signed a two-year agreement with an outsourcing sales firm to assist in the growth of revenues primarily focused in the enterprise sector. In the second quarter of 2007, the Company signed an agreement with another outsourcing sales firm to assist in the growth of revenues primarily focused in the government sector.

The Company entered into a $2.5 million revolving credit facility with Bridge Bank on September 9, 2005. This facility has a two-year term, expiring in September 2007. The Company is in default of certain financial covenants as June 30, 2007. This default can result in the Company not being permitted to borrow under the revolving credit facility in the future and may result in the loan becoming due and payable in full. Rather than seeking waivers to these defaults, the Company and Bridge Bank, N.A. have begun negotiations on a new facility. The Company must successfully negotiate a renewal to its financing arrangement with Bridge Bank, as it has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all. However, the Company believes that because of the asset-backed nature of this financing facility, and its history of minimal accounts receivable write-offs, that it should be able to either renew the facility with Bridge Bank or find a suitable replacement. The Company’s ability to continue operations will be materially adversely affected if it is unable to borrow from the revolving credit facility or obtain a new facility with satisfactory financial and other terms.

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

Net cash provided by operating activities during the six months ended June 30, 2007 was $87,567 compared to net cash used by operating activities of  $481,123 in the same period in 2007, a difference of $568,690. Improved cash amounts were provided by increasing accounts payable and accrued payroll and related expenses and decreasing inventory, in the amounts of $317,435, $164,458 and $210,766, respectively, offset in part by a smaller decline in accounts receivable of $233,372 and a slightly larger net loss of $74,511.

Net cash used in investing activities during the six months ended June 30, 2007 was $328,424 compared to during the same period in 2006 of $247,332. Capitalized software expenditures for the six months ended June 30, 2007 were $327,045, an increase of $84,041 from $243,004 for the same period in 2006. The Company has accelerated its development of its next generation software.

Net cash used by financing activities during the six months ended June 30, 2007 was $14,101 compared to net cash provided by financing activities during the six months ended June 30, 2006 of $589,988. During 2006, the Company received $498,882 in proceeds from the sale of warrants and borrowed the net amount of $100,000 from the revolving credit facility, while in 2007 the Company repaid $62,847 on the revolving credit facility and received an advance from certain members of the Board of Directors of $50,000.

Off-Balance Sheet Arrangements

As of August 10, 2007, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On August 14, 2007, the Company granted two warrants to purchase 25,000 shares of common stock each at an exercise price of $0.05 per share to two investors. The warrants will expire on August 14, 2009.

The aforementioned securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, and in reliance on the investors' representations as to their status as accredited investors, and that they were acquiring the warrants for investment purposes and not with a view of any sale or distribution. In addition, certificates evidencing the warrants bear a 1933 Act legend.

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

Date: August 14, 2007

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