Form 10QSB
period 2007-09-30
ION NETWORKS INC
filed 2007-11-19
CIK 754813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2007

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

There were 32,785,565 shares of Common Stock outstanding as of November 19, 2007.

Transitional Small Business Disclosure Format:

Yes  __  No  X

ION NETWORKS, INC. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Page

Item 1. Condensed Consolidated Financial Statements (Unaudited)

3

Condensed Consolidated Balance Sheet as of September 30, 2007

4

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006

6

Notes to Condensed Consolidated Financial Statements

7

Item 2. Management's Discussion and Analysis or Plan of Operation

13

Item 3. Controls and Procedures

16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.  Defaults Upon Senior Securities

17

Item 4.  Submission of Matters to a Vote of Security Holders

17

Item 5.  Other Information

17

Item 6. Exhibits

18

SIGNATURES

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

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

Assets

Current assets
Cash and cash equivalents	$ 10,018
Accounts receivable, less allowance for doubtful accounts of $36,417	364,439
Inventories, net	304,473
Prepaid expenses and other current assets	14,196
Total current assets	693,126

Property and equipment, net	22,564

Capitalized software, net	1,386,301
Deferred financing costs, net	9,583
Other assets	12,911
Total assets	$ 2,124,485

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 305,293
Accrued expenses	154,330
Accrued payroll and related liabilities	123,990
Accrued interest – related party	19,729
Revolving credit facility	208,010
Capital lease payable	2,626
Deferred income	120,293
Notes payable, net of debt discount of $5,883	144,116
Notes payable – related parties, net of debt discount of $4,903	170,097
Other current liabilities	10,000
Total current liabilities	1,258,484

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 32,785,565 shares issued and outstanding	32,786
Additional paid-in capital	45,888,905
Deferred compensation	(52,230)
Accumulated deficit	(45,003,616)
Total stockholders’ equity	866,001

Total liabilities and stockholders’ equity	$ 2,124,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

Net sales	$ 744,643	$ 872,945	$ 2,323,214	$ 2,617,356

Cost of sales	361,652	395,726	1,024,615	1,069,242
Gross margin	382,991	477,219	1,298,599	1,548,114

Research and development	72,002	173,651	239,500	478,057
Selling, general and administrative expenses	561,402	603,522	1,845,414	1,923,111
Depreciation expense	5,767	3,820	16,236	11,690
Restructuring and other credits	-	-	-	(81,000)

Total operating expenses	639,171	780,993	2,101,150	2,331,858

Loss from operations	(256,180)	(303,774)	(802,551)	(783,744)

Other income	758	396	2,098	396
Interest (expense) – related party	(4,137)	-	(4,137)	(1,696)
Interest income/(expense)	(17,369)	(9,449)	(48,965)	(32,438)

Loss before income taxes	(276,928)	(312,827)	(853,555)	(817,482)

Income tax expense	370	50	(2,682)	563

Net loss	$ (276,558)	$ (312,877)	$ (856,237)	$ (818,045)

Per share data:
Net loss per common share
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

Weighted average number of common shares outstanding
Basic and diluted	32,785,565	32,785,565	32,785,565	30,954,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

Cash flows from operating activities
Net loss	$ (856,237)	$ (818,045)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281,707	179,582
Non-cash stock-based compensation	139,989	151,556
Restructuring and other credits	-	(81,000)
Provision for doubtful accounts	20,142	-
Provision for inventory reserve	(29,777)	(55,290)
Interest on convertible debt – related party	-	1,696
Interest on notes payable	3,123	-
Interest on notes payable – related party	3,915	-
Deferred rent	2,251	-
Amortization of deferred financing costs	24,525	26,986
Amortization of debt discount	488	-
Changes in operating assets and liabilities:
Accounts receivable	64,247	596,573
Inventories	273,350	(17,513)
Prepaid expenses and other current assets	13,121	45,825
Other assets	10,085	(85)
Accounts payable	48,374	(184,726)
Accrued expenses	(21,378)	(29,971)
Accrued payroll and related liabilities	4,099	(200,067)
Deferred income	(32,099)	(9,709)
Net cash used in operating activities	(50,075)	(394,188)

Cash flows from investing activities
Acquisition of property and equipment	(1,379)	(15,566)
Capitalized software expenditures	(439,899)	(383,898)
Net cash used in investing activities	(441,278)	(399,464)

Cash flows from financing activities
Principal payments on debt and capital leases	(1,891)	(6,805)
Advances under notes payable	150,000	-
Advances under notes payable - related parties	175,000	-
Borrowings from revolving credit facility	395,269	465,000
Repayment of revolving credit facility	(472,943)	(265,000)
Deferred financing costs	(10,000)	(2,698)
Proceeds from the exercise of warrants	-	468,201
Net cash provided by financing activities	235,435	658,698

Net decrease in cash and cash equivalents	(255,918)	(134,954)

Cash and cash equivalents – beginning of period	265,936	196,342

Cash and cash equivalents – end of period	$ 10,018	$ 61,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

ION NETWORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The condensed consolidated balance sheet as of September 30, 2007, and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 not misleading have been made.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that would be expected for the full year or any other interim period.

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

Sale of Assets and Management’s Liquidity Plans

The Company incurred a net loss of $856,237 for the nine months ended September 30, 2007, which includes $446,363 of non-cash charges, primarily resulting from $281,707 of depreciation and amortization and $139,989 of stock-based compensation. The Company has a working capital deficiency of $565,358 at September 30, 2007. The Company continues to have a delicate cash position. In addition, the Company has historically received proceeds from the sale of its New Jersey Net Operating Losses during the fourth quarter of previous years. During the years ended December 31, 2006 and 2005, the Company received $465,398 and $299,701 from these sales, respectively.

Effective July 26, 2007, the Company amended its $2.5 million revolving credit facility dated September 9, 2005 with Bridge Bank N.A. This amended facility has a two-year term and provides for advances of up to $1.0 million based on a percentage of eligible accounts receivables, the stated percentage is 80% although Bridge bank has advanced 85% on all funding requests for the period to date, and eliminated several key financial covenants, which had caused the Company to be in default on several occasions during the initial two-year period.

On November 19, 2007, the Company signed an agreement with Cryptek, Inc. (“Cryptek”) to sell substantially all the operating assets of the Company for a purchase price of $3.2 million plus assumption of certain liabilities.  The Company believes that as a result of the execution of this agreement that it will be precluded from selling its New Jersey Net Operating Losses.  If the transaction is not consummated by Cryptek and ION has fulfilled all the requirements for closing, the agreement calls for Cryptek to reimburse the Company for the receipt of sales proceeds relating to its New Jersey Net Operating Losses. In the event that the reimbursement proceeds are not received on a timely basis, such circumstance would result in the need for the Company to raise additional capital, renegotiate outstanding debt instruments, reduce expenses, particularly payroll related costs and other items as may be necessary, in the event outside sources of capital are not available.  The Asset Purchase Agreement calls for a closing date of no later than December 31, 2007 subject to Securities and Exchange Commission review of the filings relating to the transaction. The Company intends to use the proceeds received in this transaction to pay down debt and transaction related expenses and provide general working capital while pursuing a suitable merger candidate, which candidate has not been identified at the date of this filing.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2006 have been reclassified to conform to the presentation of the condensed consolidated financial statements for the three and nine months ended September 30, 2007. There was no change in previously reported net loss.

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

The Company records impairment losses on capitalized software and other long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets deemed not recoverable is reduced to fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company’s estimates.

The Company capitalized $439,899 and $383,898 of software development costs for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense totaled $110,453 and $69,916 for the three months ending September 30, 2007 and 2006, respectively. Amortization expense totaled $265,471 and $167,892 for the nine months ending September 30, 2007 and 2006, respectively. Amortization expense is included in Cost of Sales in the Statement of Operations.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 10,073,013 and 9,320,688 at September 30, 2007 and 2006, respectively are excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. As of September 30, 2007, the fair value of unvested options totaled $73,560. Stock based compensation for the three months and nine months ended September 30, 2007 and 2006 was recorded in the statement of operations as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Cost of Sales	$ 851	$ 1,960	$ 3,860	$ 6,076
R&D	4,853	17,007	29,226	51,398
SG&A	28,142	30,648	106,903	94,082

Total	$ 33,846	$49,615	$139,989	$ 151,556

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Nine months ended September 30,
	2007	2006
Risk-free interest rate	4.52%-5.05%	4.85%-5.10%
Dividend yield	N/A	N/A
Expected volatility	202-224%	208-224%
Expected life in years	5	5
Expected forfeiture rate (through term)	0%	75.9%

A summary of option activity for the nine months ended September 30, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	6,794,856	$0.27	3.56 years
Granted	221,000	$0.07	5.00 years
Canceled	(222,500)	$0.41	3.43 years
Expired	(164,500)	$0.67	-
Outstanding at September 30, 2007	6,628,856	$0.25	2.91 years	$15.00
Exercisable at September 30, 2007	5,310,520	$0.27	2.75 years	$15.00

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 amounted to $0.08 and $0.18 per share, respectively.

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

In addition, the Company sells internally developed stand-alone finished software packages (“PRIISMS Software”), which permit end-users to monitor, secure and administer voice and data communications networks.  The software packages permit the customer to utilize the PRIISMS software pursuant to the terms of the license. Other than during an initial ninety-day warranty period from the date of shipment, the purchaser is not entitled to upgrades/enhancements or services that can be attributable to a multi-element arrangement. In addition, the customer does not have any rights to exchange or return the software. Since the software package sale does not require significant production, modification or customization, the Company recognizes revenue at such time the product is shipped and collectibility is probable in accordance with the accounting guidance under Statement of Position 97-2, “Software Revenue Recognition.”

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

NOTE 3 - INVENTORIES

Inventories, net of allowance for obsolescence of $23,727 at September 30, 2007, consists of the following:

Raw materials	$ 154,346
Finished goods	150,127

$ 304,473

NOTE 4 – REVOLVING CREDIT FACILITY

On September 21, 2005, the Company entered into the asset based Revolving Credit Facility for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility had a two-year term, which upon maturity required payment of the outstanding principal and interest balance. The Revolving Credit Facility provided for advances of up to $2.0 million based on a percentage of eligible accounts receivables, the stated percentage is 80% although Bridge bank has advanced 85% on all funding requests for the period to and an additional $500,000 against inventory capped at 30% of eligible accounts receivables. The annual interest rate was prime plus 1.75% (10.00% at June 30, 2007), with a minimum prime rate of 6.25%. Certain assets of the Company secure the Revolving Credit Facility, and the Company was subject to certain financial and restrictive covenants, as defined in the agreement. The Company failed to comply with certain financial covenants in the Revolving Credit Facility at June 30, 2007.

On July 26, 2007, the Company amended its Revolving Credit Facility with Bridge Bank, N.A.  The amended facility has a two-year term, and provides for advances of up to $1.0 million against 80% of eligible accounts receivables, which also serves as collateral for the loan. The annual interest rate is prime plus 1.75% (9.50% at September 30, 2007). As of September 30, 2007, the outstanding balance on the Revolving Credit Facility was $208,010.

NOTE 5 – STOCKHOLDERS’ EQUITY

Warrants

On January 26, 2007, the Company entered into an agreement with a consultant. In connection with this agreement, the Company issued fully vested warrants with a two year term to purchase 1,500,000 shares of the Company’s Common Stock at $0.10 per share for a total value of $133,709 based on the Black-Scholes model.

On May 1, 2007, the Company amended a previous agreement made on January 26, 2007 with a consultant. In connection with this amendment, the Company received back 562,500 fully vested warrants with a two year term to purchase 562,500 shares of the Company’s Common Stock at $0.10 per share for a total value of $50,141 based on the Black-Scholes model.  The remaining value of $37,606 was credited to deferred compensation.

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

On August 8, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.05 for a total value of $222, based on the Black-Scholes model, under a previously stock holder approved option plan.

NOTE 6 – SALES CONCENTRATIONS

Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. For the three months ended September 30, 2007, the Company’s net sales came from three significant customers consist of 18%, 11% and 11%, compared to the three months ended September 30, 2006, when the Company’s had three significant customers which consisted of 21%, 20% and 15% of net sales. For the nine months ended September 30, 2007, the Company’s net sales came from three significant customers consist of 16%, 13% and 12%, compared to the nine months ended September 30, 2006, when the Company’s had four significant customers which consisted of 20%, 15%, 13% and 11% of net sales. In general, the Company cannot predict with certainty, which large customers will continue to place orders. The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

NOTE 8 – NOTES PAYABLE

Related Parties

In June 2007, certain Board members and an officer of the Company advanced an aggregate of $50,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is prime plus 1.75% per annum. The interest rate was 9.5% as of September 30, 2007.

On August 21, 2007, a Board member of the Company advanced an aggregate of $125,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum and the effective interest rate is 20.86%. In conjunction with this note, the Company granted to the note holder warrants to purchase an aggregate of 125,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $5,125 based on the relative fair value of the warrants.  The deferred debt discount is being amortized to interest expense over the six month term of the note. The Company recorded amortization of the debt discount in the amount of $222 during the three and nine months ended September 30, 2007.

Non-related parties

On July 17, 2007, the Company received in aggregate of $50,000 from two investors through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the notes are 20% per annum and the effective interest rate is 20.86%. In conjunction with these notes, the Company granted to the note holders warrants to purchase an aggregate of 50,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $2,050 based on the relative fair value of the warrants. The deferred debt discount is being amortized to interest expense over the six month term of the note. The Company recorded amortization of the debt discount in the amount of $89 during the three and nine months ended September 30, 2007.

On September 10, 2007, the Company received in aggregate of $100,000 from an investor through the issuance of a promissory note due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum and the effective interest rate is 20.86%. In conjunction with this note, the Company granted to the note holder warrants to purchase an aggregate of 100,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $4,100 based on the relative fair value of the warrants. The deferred debt discount is being amortized to interest expense over the six month term of the note. The Company recorded amortization of the debt discount in the amount of $177 during the three and six months ended September 30, 2007.

NOTE 9 – SUBSEQUENT EVENT

During October 2007, the Company terminated its Sales Outsourcing Agreement with McGat Enterprises, LLC.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2007 compared to the same period in 2006:

Net sales for the three months ended September 30, 2007, were $744,643 compared to net sales of $872,945 for the same period in 2006, a decrease of $128,302 or 14.7%. The decrease in revenue for third quarter of 2007 compared to the same period last year was due primarily to a decrease in hardware sales from $488,290 to $373,393 a decrease of $114,897. This decline in net sales for the three months ended September 30, 2007 was primarily impacted by a reduction of hardware sales to one major customer in the amount of $92,500 compared to the same period in 2006. The Company believes that this decreased level of sales activity was due to the customer’s working down its inventory levels, the Company is confident that it will recognize a higher level of purchases by this customer during the fourth quarter of 2007.

Cost of sales for the three months ended September 30, 2007 was $361,652 compared to $395,726 for the same period in 2006. Cost of sales as a percentage of net sales for the three months ended September 30, 2007 increased to 48.6% from 45.3% for the same period in 2006. This 3.3% gross margin reduction was primarily the result of a $128,302 decrease in revenue for the three months ended September 30, 2007 compared to the same period in 2006, while cost of sales declined slightly. Gross margins decreased to 51.4% from 54.7% in the three months ending September 30, 2007 compared to the same period last year.

Research and development expenses (“R&D”) for the three months ended September 30, 2007 was $72,002 compared to $173,651 for the same period in 2006 or a decrease of $101,649. The decrease in R&D expenses was due primarily to decreased payroll related expenses for salaries, benefits and incentive compensation of $90,408 and a decrease in professional fees of $58,437, offset in part by decreased capitalization of software expenses related to new product development of $47,209. The decline in payroll expenses is primarily due to the movement of headcount between department, from 9 employees in 2006 to 6 employees in 2007 and the decrease in professional fees reflects the Company’s decision to reduce its outsourcing operating functions.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2007 were $561,402 compared to $603,522 for the same period in 2006, a decrease of $42,120. The decrease in SG&A was due primarily to lower commissions and travel related expenses of $18,141, along with increased capitalized software of $19,169 and no bonus accrual for the three months ended September 30, 2007 compared to $9,333 for the same period the prior year.

Depreciation expense was $5,767 for the three months ended September 30, 2007 compared to $3,820 in the same period in 2006.

Net loss for the three months ended September 30, 2007 amounted to $276,558 compared to $312,877 for the same period in 2006.

The decrease in net loss of $36,319 was due primarily to lower operating expenses of $141,822 offset primarily by a lower gross margin of $94,228.

For the nine months ended September 30, 2007 compared to the same period in 2006:

Net loss for the nine months ended September 30, 2007 and 2006 were $856,237 and $818,045, respectively, an increased loss of $38,192 due primarily to reduced gross margin of $249,515 and increased interest and other expense of $17,267 offset in part by decreased operating expenses of $230,708.

Net sales for the nine months ended September 30, 2007 $2,313,214 compared to net sales of $2,617,356 for the same period in 2006, a decrease of $294,142 or 11.2%. Net sales for the nine months ended September 30, 2007 were lower compared to the same period of 2006 primarily due to decreased sales of appliances of $219,165 and software of $115,708 offset in part by an increase in professional services of $63,981. The decrease in appliance net sales was due primarily to a reduction in sales for the 3100 and 5500 product lines of $284,849 and $168,531, respectively offset in part by increased sales in the 5600 product line of $224,219.

Cost of sales for the nine months ended September 30, 2007 was $1,024,615 compared to $1,069,242 for the same period in 2006. Cost of sales as a percentage of net sales for the nine months ended September 30, 2007 increased to 44.1% from 40.9% for the same period in 2006, resulting in gross margins decreasing to 55.9% from 59.2% as compared to the prior year. Amortization expense related to capitalized software costs increased from $167,892 for the nine months ended September 30, 2006 to $265,471 for the same period in 2007, while net sales declined by $294,142. The combination of these two factors resulted in an increase in the percentage of cost of sales for this component of expense from 6.4% to 8.7% or an increase of 2.3%.

Research and development expenses for the nine months ended September 30, 2007 was $239,500 compared to $478,057 for the same period in 2006 or a decrease of $238,557. The decrease in R&D expenses was due primarily to decreased payroll related expenses for salaries, benefits and incentive compensation of $247,835. The decline in payroll related expenses is primarily due to the movement of two headcounts reassignment of one to the Executive department and one to Manufacturing, additionally, one headcount left the Company and was not replaced, resulting in R&D going from 9 employees in 2006 to 6 employees in 2007.

SG&A for the nine months ended September 30, 2007 were $1,845,414 compared to $1,923,111 for the same period in 2006, a decrease of $77,697. The decrease in SG&A was due primarily to decreased travel related expenses of $28,926, along with increased capitalized software of $47,842. The impact of the Company’s decision to outsource a significant portion of the sales effort can be clearly identified by the increased outside professional services of $136,905 offset primarily by decreased payroll related expenses for salary, benefits and incentive compensation of $127,718.

There were no restructuring and other credits for the nine months ended September 30, 2007, compared to a benefit of $81,000 in the nine months ended September 30, 2006. During the nine months ended September 30, 2006, the Company reversed $60,000 of professional services and $21,000 of shareholder relations related expenses from disputed accruals.

Depreciation expense was $16,236 for the nine months ended September 30, 2007 compared to $11,690 in the same period in 2006.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company incurred a net loss of $856,237 for the nine months ended September 30, 2007, which includes $446,363 of non-cash charges, primarily resulting from $281,707 of depreciation and amortization and $139,989 of stock-based compensation. The Company has a working capital deficiency of $565,358 at September 30, 2007. The Company continues to have a delicate cash position. In addition, the Company has historically received proceeds from the sale of its New Jersey Net Operating Losses during the fourth quarter of previous years. During the years ended December 31, 2006 and 2005, the Company received $465,398 and $299,701 from these sales, respectively.

Effective July 26, 2007, the Company amended its $2.5 million revolving credit facility dated September 9, 2005 with Bridge Bank N.A. This amended facility has a two-year term and provides for advances of up to $1.0 million based on a percentage of eligible accounts receivables, the stated percentage is 80% although Bridge bank has advanced 85% on all funding requests for the period to date, and eliminated several key financial covenants, which had caused the Company to be in default on several occasions during the initial two-year period.

On November 19, 2007, the Company signed an agreement with Cryptek, Inc. (“Cryptek”) to sell substantially all the operating assets of the Company for a purchase price of $3.2 million plus assumption of certain liabilities.  The Company believes that as a result of the execution of this agreement that it will be precluded from selling its New Jersey Net Operating Losses.  If the transaction is not consummated by Cryptek and ION has fulfilled all the requirements for closing, the agreement calls for Cryptek to reimburse the Company for the receipt of sales proceeds relating to its New Jersey Net Operating Losses. In the event that the reimbursement proceeds are not received on a timely basis, such circumstance would result in the need for the Company to raise additional capital, renegotiate outstanding debt instruments, reduce expenses, particularly payroll related costs and other items as may be necessary, in the event outside sources of capital are not available.  The Asset Purchase Agreement calls for a closing date of no later than December 31, 2007 subject to Securities and Exchange Commission review of the filings relating to the transaction. The Company intends to use the proceeds received in this transaction to pay down debt and transaction related expenses and provide general working capital while pursuing a suitable merger candidate, which candidate has not been identified at the date of this filing.

Net cash used in operating activities during the nine months ended September 30, 2007 was $50,075 compared to net cash used in operating activities of $394,188 in the same period in 2006, a difference of $344,113. Improved cash amounts were provided by decreased inventory of $290,863, increased accounts payable of $233,100, accrued payroll and related liabilities of $204,166 and depreciation and amortization expense of $102,125, offset in part by a decline in net cash received from accounts receivable of $532,326 which was caused by a lower opening accounts receivable balance at the beginning of 2007 compared to 2006 of $448,828 and $1,023,914, respectively.

Net cash used in investing activities during the nine months ended September 30, 2007 was $441,278 compared to the same period in 2006 of $399,464. Capitalized software expenditures for the nine months ended September 30, 2007 were $439,899 compared to $383,898 for the same period in 2006, a use of cash of $56,001.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $235,435 compared to $658,698 for the nine months ended September 30, 2006 a reduction of $423,263.  This was due primarily to several factors. During 2006, the Company received $468,201 in proceeds from the sale of warrants and borrowed a total of $465,000 from the revolving credit facility while repaying $265,000. During 2007, the Company received advances from certain members of the Board of Directors, officers and investors of $325,000 and borrowed $395,269 from the revolving credit facility while repaying  $472,943 to the revolving credit facility.

Off-Balance Sheet Arrangements

As of November 19, 2007, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 21, 2007, a certain Board member of the Company advanced an aggregate of $125,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum. In conjunction with this note, the Company granted, on August 13, 2007, to the note holder warrants to purchase an aggregate of 125,000 shares of common stock for $0.05 per share. The warrants will expire on August 13, 2009.

On July 17, 2007, the Company received in aggregate of $50,000 from two investors through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum. In conjunction with these notes, the Company granted, on August 14, 2007, to the note holders warrants to purchase an aggregate of 50,000 shares of common stock for $0.05, The warrants will expire on August 14, 2009.

On September 10, 2007, the Company received in aggregate of $100,000 from one investor through the issuance of a promissory note due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum. In conjunction with these notes, the Company granted, on September 9, 2007, to the note holder warrants to purchase an aggregate of 100,000 shares of common stock for $0.05 per share. The warrant will expire on September 9, 2009.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	*	Asset Purchase Agreement by and between Cryptek, Inc. and ION Networks, Inc. dated November 19, 2007. Some exhibits to be filed by Amendment
31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Executive Officer
32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Financial Officer

                            * Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2007

ION NETWORKS, INC.

/S/ Norman E. Corn ------------------------------------------ Norman E. Corn, Chief Executive Officer

/S/ Patrick E. Delaney ------------------------------------------ Patrick E. Delaney, Chief Financial Officer

Exhibit Index

10.1	*	Asset Purchase Agreement by and between Cryptek, Inc. and ION Networks, Inc. dated November 19, 2007. Some exhibits to be filed by Amendment
31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Executive Officer
32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, of Chief Financial Officer

* Filed herewith

20