Form 10KSB
period 2007-12-31
CLACENDIX, INC.
filed 2008-04-15
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________.

Commission File No.: 0-13117

Clacendix, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware
(State or Other Jurisdiction of	22-2413505
Incorporation or Organization)	(IRS Employer Identification Number)

2001 Route 46 Parsippany,	NJ07054
(Address of Principal Executive Offices)	(Zip code)

Issuer's telephone number (973) 402-4251

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	On Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by checkmark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒  No ☐

The issuer's revenues for the year ended December 31, 2007 totaled $ 3,314,503.

The aggregate market value of voting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the "Common Stock") on February 4, 2008 of $0.04, as reported on the OTC Bulletin Board was $1,321,886. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 33,047,161 shares of Common Stock outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

Information Regarding Forward-Looking Statements

References in this document to "we," "our," "us," and "the Company" refer to Clacendix, Inc.

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. You can identify forward-looking statements by our use of words such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative or other variations of these words, or other comparable words or phrases. These statements include, but are not limited to, statements regarding our ability to complete our business objectives. These risks and uncertainties include, but are not limited to,

•	our ability to complete a combination with one or more target businesses;

•	our success in retaining or recruiting, or changes required in, our officers or directors following a business combination;

•	our potential inability to obtain additional financing to complete a business combination;

•	a limited pool of prospective target businesses;

•	a potential change in control if we acquire one or more target businesses for stock;

•	our public securities’ limited liquidity and trading; or

•	our ongoing financial performance.

Unless otherwise required by applicable securities laws, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1: Description of Business

Sale of Substantially all of our Operating Assets

On December 31, 2007, Clacendix, Inc. sold substantially all of its operating assets to Cryptek, Inc. (“Cryptek”), a privately held Delaware corporation (the “Transaction”). Stockholder approval was required, and obtained, with respect to such sale.

The closing of the Transaction occurred immediately upon the conclusion of the Annual Meeting of Shareholders held on December 31, 2007.  Pursuant to the Asset Purchase Agreement, the Company sold to Cryptek. substantially all of the operating assets of the Company in exchange for the total consideration of $3,771,040, made up as follows: (i) $3,200,000 in cash, (ii) $338,187 in receivables which will flow to the Company, and (iii) $232,853 in certain assumed liabilities.  At the closing of the Transaction, $320,000 was deducted from the total cash delivered to the Company and deposited in an escrow account to provide for any claims against the Company’s transferred Intellectual Property which may arise within one year of the closing date. This escrow amount has been classified as restricted cash as of December 31, 2007.

The Company realized a gain of $1,453,113 on the sale of substantially all of the operating assets of the Company.  The Company incurred $215,731 in expenses related to the transaction comprised of legal and accounting fees of $169,672, shareholder meeting related expenses of $30,327 and other fees of $15,732. A detailed summary of the assets and liabilities sold as part of the Transaction is provided below in Item 6.

Historical Overview

Clacendix, Inc. (formerly ION Networks, Inc.) is a Delaware corporation founded in 1999 through the combination of two companies, MicroFrame, Inc. (originally founded in 1982), a New Jersey corporation and SolCom Systems Limited (originally founded in 1994), a Scottish corporation located in Livingston, Scotland.  The Scottish corporation was dissolved in 2003. On December 31, 2007, the Company changed its name from ION Networks, Inc. to Clacendix, Inc. Our principal executive offices are located at 2001 Route 46, Parsippany, New Jersey 07054, and our telephone number is (973) 402-4251.

Prior to completion of the Transaction, the Company provided remote services delivery and secure access technology. The Company’s suite of tools enabled service providers, government and military agencies, and corporate IT departments to remotely manage, monitor, and secure critical devices on voice and data networks. The Company's principal business prior to completion of the Transaction was to address the need for security and network management and monitoring solutions, primarily for the PBX-based telecommunications market, resulting in a significant portion of revenues being generated from sales to various telecommunications companies. In 1999, the Company expanded through the purchase of certain assets of LeeMAH DataCom Security Corporation. The Company now plans to seek a target company with which to merge or to complete a business combination and use the value of the public shell, cash on hand and the limited Net Operating Loss carry forwards, to secure an equity position in the newly merged or combined corporate entity.  In any transaction, it is expected that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company.  The Company does not plan to restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction. . If we do not complete a transaction within a reasonable time frame, we may liquidate.

Employees

As of December 31, 2007, the Company had 2 full-time employees.

Risk Factors

We have no operating history with respect to our new business objective and, accordingly, you have no basis on which to evaluate our ability to achieve it.

We recently sold substantially all of our operating assets. Because we lack an operating history with respect to our new business objective of completing a business combination with one or more target businesses, you have no basis on which to evaluate our ability to achieve such objective. We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any future revenues until, at the earliest, after the consummation of a business combination. If we do not complete a transaction within a reasonable time frame, we may liquidate.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. On December 31, 2007, our stockholders approved the increase in the number of authorized shares of common stock to 750,000,000 shares, but as of the filing of this annual report, this charter amendment has not been filed. Shares of Common Stock or Preferred Stock that are redeemed, purchased or otherwise acquired by the Company may be reissued except as otherwise provided by law. At March 31, 2008, there were 7,497,922 authorized but unissued shares of our common stock available for issuance (after reservation for the issuance of 6,360,760 shares issuable pursuant to currently exercisable options, 1,538,587 shares issuable pursuant to currently exercisable warrants and 1,555,570 shares issuable pursuant to currently convertible preferred stock) and 844,443 shares of preferred stock available for issuance. Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors;

•	may subordinate further the rights of holders of common stock if we issue additional preferred stock with rights senior to those afforded to our common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, such debt could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach any covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

We may be restricted from issuing new equity securities.

In September 2002, we issued shares of Series A Preferred Stock to several investors. Under the terms of the preferred stock, any issuances of equity securities or securities convertible into or exercisable for equity securities require the prior approval of the holders of a majority of the outstanding shares of Series A Preferred Stock. While two of our directors currently own a significant portion (48.8%), they do not own a majority of the preferred stock. While the Company has been successful in obtaining the consent of a majority of the Series A Preferred Stock when the Board of Directors has requested, there can be no assurance that the Company will continue to be able to obtain such consent. If the Company is unable to obtain this approval, the Company would be prevented from issuing equity securities which would preclude the Company from raising equity financing, utilizing equity based compensation plans and from other actions requiring the issuance of equity securities. In addition, the consent of certain of our existing investors (which consent may not be unreasonably withheld or delayed) is required in connection with certain financings involving (subject to certain exclusions) the issuance of securities in which the purchase price, number of securities, exercise price or conversion rate are subject to future adjustments. Failure to obtain such consent could restrict the Company's ability to avail itself of the benefits of such financings.

We are dependent upon Mr. Corn and Mr. Delaney and the loss of either of them could adversely affect our ability to operate.

Our operations are dependent upon two people, Mr. Corn and Mr. Delaney, our only employees. We believe that our success depends on the continued service of Mr. Corn and Mr. Delaney, at least until we have consummated a business combination. Although each has agreed to stay with the Company until June 30, 2008, we cannot assure you that such individuals will remain with us for a longer period of time. In addition, we cannot assure you that they will be successful in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In addition, Mr. Corn and Mr. Delaney are permitted to engage in other activities that are not in conflict with their responsibilities to the Company affairs, which could create difficulties when allocating their time between our operations and their other commitments. The unexpected loss of the services of either of these individuals could have a detrimental effect on us.

Since we have not yet selected a particular industry, geography, or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry, geography, or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business that we may ultimately acquire. Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination, if submitted to our stockholders for approval. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry, geography, or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous shell and “blank check” companies that are seeking to carry out a business plan similar to our current business plan. Furthermore, there are offerings for blank check companies that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to execute a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-KSB for the year ending December 31, 2007. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties, and stockholder litigation. Any inability to provide reliable financial reports could harm our business.

Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm issue an attestation report on its evaluation of our system of internal controls with respect to the year ended December 31, 2008. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 2: Description of Property

Until the completion of the sale of substantially all of its operating assets to Cryptek on December 31, 2007, the Company leased approximately 7,000 square feet at 120 Corporate Blvd., South Plainfield, New Jersey. This lease was assumed by Cryptek in the Transaction. The Company now leases space in an executive suite located at 2001 Route 46, Parsippany, New Jersey 07054, through a month-to-month lease at a rate of $225 per month. The Company is entitled to use this space two days per month, without incurring additional expense. We believe our facilities are adequate and suitable for our current level of operations. Our management believes that the leased property is adequately covered by insurance.

Item 3: Legal Proceedings

None

Item 4: Submission of Matters to a Vote of Security Holders

On December 31, 2007, the Company held its 2007 Annual Meeting of Stockholders (the “2007 Meeting”).

At the 2007 Meeting, the Company’s stockholders (i) elected four directors to serve until the 2008 Annual Meeting of Stockholders and until their successors are elected and qualified; (ii) approved the sale of substantially all the assets of the Company to Cryptek, Inc.; (iii) approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 750,000,000; and (iv) approved an amendment to the Company’s certificate of incorporation to change the name of the Company from ION Networks, Inc. to Clacendix, Inc. The directors elected at the 2007 Meeting constitute the entire Board of Directors.

The vote with respect to the election of directors was as follows:

Name	For	Authority Withheld
(a) Stephen M. Deixler	29,173,620	1,854,837
(b) Frank S. Russo	29,173,870	1,854,587
(c) Philip Levine	29,173,630	1,854,827
(d) Norman E. Corn	29,173,630	1,854,827

The vote with respect to the sale of substantially all the assets of the Company to Cryptek, Inc. was as follows:

For	Against	Abstain	Broker Non-Vote
17,488,379	1,035,527	13,910	12,490,641

The vote with respect to the amendment of Article FOURTH of the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 750,000,000 was as follows:

For	Against	Abstain	Broker Non-Vote
28,260,575	2,577,911	189,970	0

The vote with respect to the amendment of Article FOURTH of the Company’s certificate of incorporation to change the name of the Company from ION Networks, Inc. to Clacendix, Inc. was as follows:

For	Against	Abstain	Broker Non-Vote
29,011,927	1,828,239	188,289	0

PART II

Item 5: Market For Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

Year Ended December 31, 2007, Quarter Ended	HIGH	LOW
March 31, 2007	$0.12	$0.08
June 30, 2007	0.10	0.04
September 30, 2007	0.06	0.03
December 31, 2007	0.12	0.02

Year Ended December 31, 2006, Quarter Ended	HIGH	LOW
March 31, 2006	$0.25	$0.15
June 30, 2006	0.22	0.09
September 30, 2006	0.16	0.07
December 30, 2006	0.11	0.07

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the fourth quarter ended December 31, 2007.

Security Holders

As of March 31, 2008 there were 385 holders of record of the Company’s Common Stock.

Dividends

The Company has not paid any cash dividends on its Common Stock during the years ended December 31, 2007 and December 31, 2006. The Company at the present time does not intend to pay any cash dividends in the foreseeable future.

Item 6: Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis

Overview

This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risk and uncertainties. The following financial information for the years ended December 31, 2007 and December 31, 2006 should be considered in light of the completion of the sale of substantially all of the operating assets of the Company on December 31, 2007 and currently has no operations other than to seek a target company with which to merge or to complete a business combination, as described above in Item 1. The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction. The Company will not generate any future revenues until, at the earliest, after the consummation of a business combination. If we do not complete a transaction within a reasonable time frame, we may liquidate.

On December 31, 2007, Clacendix, Inc. sold substantially all of its operating assets to Cryptek, Inc., a privately held Delaware corporation. Stockholder approval was required, and obtained, with respect to such sale.

A summary of the assets sold and liabilities assumed as part of the Transaction are as follows:

Accounts receivable, net	$378,656
Inventories, net	267,256
Prepaid expenses	43,950
Property, plant and equipment	16,005
Capitalized software	1,383,417
Other assets	12,912
Total assets sold	$2,102,196
Accounts payable	$16,799
Accrued expenses	70,522
Deferred maintenance	145,532
Total liabilities assumed	$232,853

The Company realized a gain of $1,453,113 on the sale of substantially all of the operating assets of the Company.  The Company incurred $215,731 in expenses related to the transaction comprised of legal and accounting fees of $169,672, shareholder meeting related expenses of $30,327 and other fees of $15,732.

Results of Operations

2007 Compared to 2006

The Company had net income of $93,492 in 2007 compared to a net loss of $753,072 in 2006, for a change of $846,564. The increase was due primarily to a $1,453,113 gain on the sale of assets and an increase of general and administrative expenses of $662,744.

Revenues for 2007 were $3,314,503 as compared to $3,380,346 for 2006, a decrease of approximately 2% or $65,843 less in sales. The slight decrease in total sales for the year 2007 compared to 2006 was primarily due to Software Sales declining by $128,087 offset in part by increases in Professional Services and Maintenance Revenue of $47,070 and $28,599, respectively.

Cost of sales for the year ended December 31, 2007 was $1,518,067 compared to $1,384,641 for the same period in 2006. Cost of sales as a percentage of net sales for the year ended December 31, 2007 increased to 45.8% from 40.9% for the same period in 2006, resulting in gross margins decreasing to 54.2% from 59.1% as compared to the prior year. Amortization expense related to capitalized software costs increased from $245,577 for the year ended December 31, 2006 to $364,296 for the same period in 2007, while net sales declined by $65,843.

Research and development expenses decreased to $328,797 for 2007 from $666,069 for 2006, an decrease of 51% or $337,272. The decrease in R&D expenses was due primarily to decreased payroll related expenses for salaries, benefits and incentive compensation of $355,831 and reduced professional fees of $55,021 offset in part by a reduction in capitalized software of $74,468. The decline in payroll related expenses is primarily due to the movement of two headcounts reassignment of one to the Executive department and one to Manufacturing, additionally, one headcount left the Company and was not replaced, resulting in R&D going from 9 employees in 2006 to 6 employees in 2007.

Selling, general and administrative (“SG&A”) expenses increased 25.9% from $2,558,523 in 2006 to $3,221,267 in 2007. The increase in SG&A expenses was due primarily to severance expense of $834,986 in 2007.

Depreciation was $21,887 for 2007 compared to $16,086 for 2006, an increase of $5,801, primarily due to depreciation related to new computer equipment.

During 2006, the Company recognized benefits from restructuring and other credits in the amount of $81,000. The Company released $81,000 consisting of $60,000 of professional services and $21,000 of shareholder relation related expenses from disputed accruals during the year ended December 31, 2006.

The Company acquired a corporation business tax benefit certificate pursuant to New Jersey law, which relates to the surrendering of unused New Jersey net operating losses. During the years ended December 31 2007 and 2006, the Company received cash proceeds of approximately $492,000 and $465,000, respectively. Two of the requirements of the program are maintaining a company’s headquarters in New Jersey for at least twelve calendar months and having at least 75% of the company’s employees working in New Jersey, based on the Company’s current business activities it is unlikely it will receive these monies during 2008.

Financial Condition and Capital Resources

The Company's working capital balance as of December 31, 2007 was $1,841,846 compared to $289,877 at December 31, 2006. The increase of $1,551,969 was due primarily to the sale of substantially all the operating assets of the Company. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions.  The Company believes that it has sufficient cash on hand to meet these cash requirements during the next year.

On December 31, 2007, in connection with the sale of substantially all the operating assets of the Company, the Company’s line of credit with Bridge Bank, N.A. was terminated and all outstanding amounts, totaling $351,427 were repaid.

The Company received proceeds from the sale of its New Jersey Net Operating Losses in both 2007 and 2006.  In December of 2007, the Company received approximately $492,068 compared to $465,000 in December of 2006.

Cash flow used by operating activities was $147,290 for the year ended December 31, 2007, which included net income of $93,492 which was offset by the following items: gain on the sale of assets of $1,453,113, increased other receivables of $397,868 and a decrease in accrued expenses of $199,115. Cash from operating activities was increased by accrued payroll and related liability expenses of $815,732, depreciation and amortization $386,183, reduced inventories of $309,428, non-cash stock based compensation of $144,328, accounts payable of $89,231 and reduced accounts receivable of $70,172.  Cash flows used by operating activities were $81,668 for the year ended December 31, 2006 which included net loss of $753,072 offset by decreased in accounts receivable of $575,086 and amortization and depreciation of $261,663.

Cash provided by investing activities for the year ended December 31, 2007 was $2,662,782, which consisted primarily of cash received from the sale of substantially all the assets of the Company of $2,880,00 offset in part by investing activities in capitalized software expenditures of $535,839.Net cash used in investing activities for the year ended December 31, 2006 was $592,504 which was due primarily to reflect investing activities in capitalized software expenditures of $565,775.

Net cash provided by financing activities for the year ended December 31, 2007 was $64,213. Net borrowings from revolving credit facility of $52,503 and proceeds from the exercise of stock options of $15,696. Net cash provided by financing activities for the year ended December 31, 2006 was $743,766 which was due primarily to borrowings from credit facility of $565,000 and proceeds from exercise of warrants, net of $468,201 offset in part by payments under the credit facility of $279,216.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

Research and Development Costs

Prior to the sale of substantially all the operating assets of the Company, the Company charged all costs incurred to establish the technological feasibility or enhancement of a product to research and development expense in the period incurred.

Revenue Recognition

Prior to the sale of substantially all the operating assets of the Company, the Company recognized revenue from product sales of hardware and software to end-users, value added resellers (VARs) and original equipment manufacturers (OEMs) upon shipment and passage of title if no significant vendor obligations exist and collectibility is probable. The Company did not offer customers the right to return products, however the Company records warranty costs at the time revenue is recognized. Management estimated the anticipated warranty costs but actual results could differ from those estimates.

In addition, the Company sold internally developed stand-alone finished software packages (“PRIISMS Software”), which permit end-users to monitor, secure and administer voice and data communications networks. The software packages permit the customer to utilize the PRIISMS software pursuant to the terms of the license. Other than during an initial ninety-day warranty period from the date of shipment, the purchaser is not entitled to upgrades/enhancements or services that can be attributable to a multi-element arrangement. In addition, the customer did not have any rights to exchange or return the software. Since the software package sale did not require significant production, modification or customization, the Company recognized revenue at such time the product was shipped and title passes and collectibility was probable in accordance with the accounting guidance under Statement Position 97-2, “Software Revenue Recognition.”

The Company sold separate customer maintenance contracts and maintenance revenue was recognized on a straight-line basis over the period the service was provided, generally one year. On some occasions, maintenance was provided on a time and material basis in which case revenue was recognized upon shipment of the repaired item.

Income Taxes

Deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities.  A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses.”

In many cases the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

As of December 31, 2007, the Company has a deferred tax asset of $15,593,183, primarily relating to federal net operating loss carry forwards of approximately $43,950,000 available to offset future taxable income through 2026.The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. The Company had stock-based compensation expense in the amount of $162,028 for the year ended December 31, 2007.

As a result of adopting FAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2007 on net loss was to record an expense of $162,028, rather than not recognize any expense had the Company continued to account for stock-based compensation under APB 25. There is no impact on both basic and diluted net loss per share for the year ended December 31, 2007. As of December 31, 2007, the unvested options totaled $42,644 of potential future expenses of which $1,166 relates to options granted prior to January 1, 2006 and $41,478 relates to options granted after January 1, 2006.

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the certain assumptions. The determination of the fair value of stock-based awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the price of the underlying stock, the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and the expected annual dividend yield on the underlying shares.

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

Item 7: Financial Statements

The financial statements required hereby are located on pages 29 through 48.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A: Controls and Procedures

Disclosure Controls and Procedures

Prior to the filing date of this annual report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company~~'~~’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting~~.~~  includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. However, as the Company sold substantially all of its operating assets on December 31, 2007 it has continued to utilize the accounting system, which was sold in the transaction as well as certain Cryptek employees through mutual agreement for a period of time. During the fiscal year 2008, the Company will evaluate continuing this relationship.

Item 8B: Other Information

None

Part III

Item 9: Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company as of March 31, 2008 are as follows:

Name	Age	Position Held with the Company

Norman E. Corn	61	Chief Executive Officer and Director

Patrick E. Delaney	54	Chief Financial Officer

Stephen M. Deixler	72	Chairman of the Board of Directors

Philip Levine	60	Director

Frank S. Russo	65	Director

NORMAN E. CORN has been a director of the Company since November 2005 and has served as Chief Executive Officer since August 2003. Prior to joining the Company, from 2000 until 2003, Mr. Corn was Executive Vice President of Liquent, Inc., a Pennsylvania-based software company that provides electronic publishing solutions, focused on the life sciences industry. Mr. Corn also served from 1994 to 2000 as CEO of TCG Software, Inc., an offshore software services organization providing custom development to large corporate enterprises in the US. Mr. Corn has led other companies, including Axiom Systems Group, The Cobre Group, Inc., The Office Works, Inc. and Longview Results, Inc., having spent the early part of his career in sales, marketing and executive positions at AT&T and IBM.

PATRICK E. DELANEY has served as Chief Financial Officer since September 2003. Prior to joining the Company, from 2000 until 2003, Mr. Delaney was the President of Taracon, Inc. a privately owned independent consulting firm that provides management consulting for early and mid-stage technology and financial services companies. Mr. Delaney also served as Chief Financial Officer for two publicly traded telecommunications providers, Pointe Communications Corporation from 1993 to 2000 and Advanced Telecommunications Corporation from 1986 to 1993. Mr. Delaney has served other companies in executive capacities including RealCom Communications, Argo Communications and ACF Industries.

STEPHEN M. DEIXLER has been Chairman of the Board of Directors since May 1982 and served as Chief Executive Officer of the Company from April 1996 to May 1997. He was President of the Company from May 1982 to June 1985 and served as Treasurer of the Company from its formation in 1982 until September 1993. During the period from March 2003 to September 2003, Mr. Deixler served as the interim Chief Financial Officer of the Company. He also serves as Chairman of the Board of Trilogy Leasing Co., LLC and President of Resource Planning Inc. Mr. Deixler was the Chairman of Princeton Credit Corporation until April 1995.

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

Audit Committee Financial Expert

The Company’s Audit Committee currently consists of Messrs. Stephen M. Deixler, Frank S. Russo and Philip Levine. The Board of Directors has determined, based on information provided to it by Mr. Levine, that Mr. Levine qualifies as a “audit committee financial expert as defined by Item 407(d)(5) of Regulation S-B. In addition, the Board of Directors has determined that Mr. Levine is “independent” within the meaning of Nasdaq Rule 4200(a)(15).

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act, requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. Copies of these reports are also required to be delivered to the Company.

Each of the Reporting Persons Mess. Deixler, Russo and Levine have not filed a total of four Form 4s in connection with the granting of a total of 9,000 options granted on November 6, 2007 of 3,000 options, December 6, 2007 of 3,000 options, December 7, 2007 of 1,500, December 19, 2007 of 1,500.

Code of Ethics

The Company has a Code of Ethics in place for all of its employees. A copy of the Company's Code of Ethics will be provided free of charge, upon written request to Clacendix, Inc., 2001 Route 46, Parsippany, NJ 07054.

Stockholder Recommendations of Board Nominees

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors since our last proxy statement filed with the SEC.

Item 10: Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned, whether paid or deferred, by the Company's Chief Executive Officer and its other three most highly compensated executive officers during the years ended December 31, 2007 and 2006 (the "Named Executive Officers") for services rendered in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(8)	All Other Compensation ($)	Total ($)

Norman E. Corn/	2007	235,000	0	0	369,730(1)	604,730
Chief Executive Officer	2006	235,000	42,000	3,286	17,881(5)	298,167

Patrick E. Delaney/ Chief Financial Officer	2007	200,000	0	0	305,700(2)	505,700
	2006	200,000	13,000	3,286	7,200(6)	223,486

William Whitney/	2007	155,000	0	0	77,500(3)	232,500
Vice President & Chief Technology Officer	2006	155,000	9,500	23,195	-	190,695

Henry A. Hill/Chief Operating Officer	2007	160,000	0	0	102,783(4)	262,783
	2006	154,167	9,500	3,286	7,200 (7)	174,153

(1) Includes auto allowance life insurance and disability insurance premiums paid by the Company and a severance amount of $352,500.

(2) Includes auto allowance and medical benefit premiums paid by the Company. Also includes severance amount of $300,000.

(3) Includes severance amount of $77,500.

(4) Includes auto allowance, commission and a severance amount of $80,000.

(5) Includes 10,800 in auto allowance. Includes life insurance and disability insurance premiums paid by the Company.

(6) Includes auto allowance and medical benefit premiums paid by the Company.

(7) Consists of auto allowance.

(8) The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2007 in accordance with SFAS123(R). The assumptions we used to calculate these amounts are discussed in Note 2 to our consolidated financial statements included in this Form 10-KSB for the year ended December 31, 2007.

Narrative Disclosure to Summary Compensation Table

We are party to an employment agreement with Norman E. Corn dated August 15, 2003, as amended effective November 10, 2004 and December 19, 2007, which has no specific stated termination date. Pursuant to the agreement Mr. Corn serves as our Chief Executive Officer at will at an annual base salary of $235,000. In addition, he receives reimbursement for life and disability insurance. On January 28, 2004, we awarded Mr. Corn 800,000 fully vested incentive stock options to purchase common stock at $0.115 per share and 750,000 fully vested non-qualified stock options to purchase common stock at $0.06 per share. On January 23, 2006, the Company awarded Mr. Corn 250,000 stock options to purchase common stock at $0.18 per share which vest on a pro-rata basis over a three year period from grant date and any unvested shares would vest upon a change of control as defined in the 2006 Stock Option Plan. In connection with the consummation of the sale of substantially all the operating assets of the Company and Mr. Corn’s agreement to remain with the Company through June 30, 2008 in order to facilitate either a business combination with a third party or the liquidation of the Company, the Company agreed to pay Mr. Corn a total of $352,500, payable 50% following completion of the sale and 50% on June 30, 2008 or the earlier termination of Mr. Corn’s employment. This amount is the equivalent of the 18 months of salary severance amount that would be due and payable to Mr. Corn under the agreement if terminated as a result of a change of control of the Company for any reason other than cause.  On January 15, 2008, $176,250 of such amount was paid to Mr. Corn.

We are party to an employment agreement with Patrick E. Delaney dated September 15, 2003, as amended effective November 10, 2004 and December 19, 2007, which has no specific stated termination date.  Pursuant to the agreement, Mr. Delaney serves as our Chief Financial Officer at will, at an annual base salary of $200,000.  In addition, he receives reimbursement for medical benefits and life and disability insurance.  On January 28, 2004, we awarded Mr. Delaney 800,000 fully vested incentive stock options to purchase common stock at $0.115 per share and 250,000 fully vested non-qualified stock options to purchase common stock at $0.045 per share On January 23, 2006, the Company awarded Mr. Delaney 250,000 stock options to purchase common stock at $0.18 per share which vest on a pro-rata basis over a three year period from grant date and any unvested shares would vest upon a change of control as defined in the 2006 Stock Option Plan. In connection with the consummation of the sale of substantially all the operating assets of the Company and Mr. Delaney’s agreement to remain with the Company through June 30, 2008 in order to facilitate either a business combination with a third party or the liquidation of the Company, the Company agreed to pay Mr. Delaney a total of $300,000, payable 50% following completion of the sale and 50% on June 30, 2008 or the earlier termination of Mr. Delaney’s employment. This amount is the equivalent of the 18 months of salary severance amount that would be due and payable to Mr. Delaney under the agreement if terminated as a result of a change of control of the Company for any reason other than cause. On January 15, 2008, $150,000 of such amount was paid to Mr. Delaney.

Until December 31, 2007, we were a party to an employment agreement with William Whitney dated March 11, 2002, which had no specific stated termination date. Pursuant to the agreement, Mr. Whitney received a base salary of $155,000 per year during 2007. Pursuant to the agreement, Mr. Whitney was granted incentive stock options at the time the agreement was entered into, entitling him to purchase 100,000 shares of our Common Stock at $0.70 per share, and he was made eligible to participate thereafter in our stock option plans. The initial options granted pursuant to the agreement vested as follows: 34,000 on March 11, 2003 and 8,250 at the end of each three month period thereafter, with the last options having vested on March 11, 2005. As of December 31, 2007, following the consummation of the sale of substantially all the operating assets of the Company Mr. Whitney’s employment terminated, and on January 15, 2008, $77,500 in severance was paid to Mr. Whitney under the agreement. Effective March 30, 2008, in accordance with the terms of the option agreements all options were expired.

Until December 31, 2007, we were a party to an employment agreement with Henry A. Hill dated August 31, 2004, which had no specific stated termination date. Mr. Hill’s annual base salary during 2007 was $160,000. Pursuant to the agreement, Mr. Hill was granted incentive stock options to purchase 500,000 shares of our Common Stock at $0.16 per share. These options vested as follows: 170,000 on August 30, 2005 and 41,250 at the end of each three month period thereafter, with the last options having vested on August 30, 2007. Effective January 1, 2006, Mr. Hill received a monthly car allowance of $600. Effective during 2007, Mr. Hill received a sales commission on certain revenue. As of December 31, 2007, following the consummation of the sale of substantially all the operating assets of the Company, Mr. Hill’s employment terminated, and on January 15, 2008, $80,000 in severance was paid to Mr. Hill under the agreement. Effective March 30, 2008, in accordance with the terms of the option agreements all options were expired.

Outstanding Equity Awards at Fiscal Year-End:

The following table sets forth the number and value of options held by each of the Named Executive Officers as of December 31, 2007.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) UnExercisable	Option Exercise Price ($)	Option Expiration Date(2)
Norman E. Corn	800,000	-	0.115	1/29/09
Norman E. Corn	488,404	-	0.060	1/29/09
Norman E. Corn/(1)	146,876	103,124	0.180	1/23/11
Patrick E. Delaney	800,000	-	0.115	1/29/09
Patrick E. Delaney/(1)	146,876	103,124	0.180	1/23/11
William H. Whitney	100,000	-	0.070	3/11/07
William H. Whitney/(1)	200,000	-	0.115	1/29/12
William H. Whitney/(1)	200,000	-	0.350	11/2/12
William H. Whitney/(1)	146,876	103,124	0.180	1/23/11
Henry A. Hill/(1)	500,000	-	0.160	8/31/12
Henry A. Hill/(1)	146,876	103,124	0.180	1/23/11

 (1) All options vest as follows: 34% of the total number of shares subject to each option vest and become exercisable 12 months from date of grant, and options to purchase the remaining 66% of the number of shares subject to each option vest and become exercisable in 8 equal installments of 8.25% of the number of shares subject to each option, at the end of every three month period following the 12 month anniversary of the grant date.Outstanding un-vested options will vest upon change of control as defined in the 2006 Stock Option Plan.

(2) All options have a 5 year life.

Director Compensation

The following table shows director compensation for all directors who are not Named Executive Officers earned for the year ended December 31, 2007.

Name	Option Awards($)(4)	Total ($)
Stephen M. Deixler/(1)	821	821
Frank S Russo/(2)	747	747
Philip Levine/(3)	821	821

(1) Mr. Deixler has 107,000 options outstanding as of December 31, 2007.

(2) Mr. Russo has 80,500 options outstanding as of December 31, 2007.

(3) Mr. Levine has 89,500 options outstanding as of December 31, 2007.

(4) The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2007 in accordance with SFAS123(R). The assumptions we used to calculate these amounts are discussed in Note 2 to our consolidated financial statements included in this Form 10-KSB for the year ended December 31, 2007.

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

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
As of December 31, 2007

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category

Equity compensation plans approved by security holders/(1)/	5,872,356	0.27	2,782,144

Equity compensation plans not approved by security holders/(2)/	2,026,991	0.10	-

Total	7,899,347	0.23	2,782,144

(1)	Shareholder Approved Plans

On January 23, 2006, the Company adopted its 2006 Stock Option Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2006 Plan is 300,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006 the Company granted 1,335,000 shares under the 2006 Plan, subject to shareholder approval at the next shareholder meeting. On November 8, 2006, the shareholders approved the 2006 Plan. As of December 31, 2007, 1,372,500 options were outstanding under the 2006 Plan, of which 735,256 were exercisable.

In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. As of December 31, 2007, 2,099,500 options were outstanding under the 2000 Plan, of which 2,073,925 options were exercisable.

In June 1998, the Company adopted its 1998 Stock Option Plan (the "1998 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006 the Company granted 1,335,000 shares under the 1998 Plan. As of December 31, 2007, 2,375,356 options were outstanding under the 1998 Plan, of which 1,935,999 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1994 Plan, as amended, is 1,250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. As of December 31, 2007, 25,000 options were outstanding and exercisable under the 1994 Plan.

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

(2)	Non-Shareholder Approved Plans and Awards

During 2007, the Company granted 1,212,500 warrants to purchase shares of Common Stock outside of the shareholder approved plans. The awards have been made to employees, directors and consultants, and except as noted below, have been granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has not reserved a specific number of shares for such awards. The non-shareholder approved awards are more specifically described below.

On September 9, 2005 in connection with services performed by a consultant, the Company issued fully vested warrants to purchase 326,087 shares of the Company’s Common Stock at $0.23 per share. The warrants will expire on September 9, 2008.

On December 1, 2005 in connection with services performed by a consultant, the Company issued warrants to purchase 350,000 shares of the Company’s Common Stock at $0.11 per share. All warrants expired unexercised on November 30, 2007.

In January 2004, the Company issued options to certain officers to purchase 1,000,000 shares of the Company’s Common Stock, which vested immediately. The exercise price of the options ranged from $0.045 to $0.06. At December 31, 2007, 488,404 options were outstanding and exercisable.

On January 26, 2007, the Company entered into an agreement with a consultant. In connection with this agreement, the Company issued fully vested warrants with a two year term to purchase 1,500,000 shares of the Company’s Common Stock at $0.10 per share for a total value of $133,709 based on the Black-Scholes model. On May 1, 2007, the Company amended this previous agreement made on January 26, 2007 with a consultant. In connection with this amendment, the Company received back 562,500 fully vested warrants with a two year term to purchase 562,500 shares of the Company’s Common Stock at $0.10 per share for a total value of $50,141 based on the Black-Scholes model. The remaining value of $37,606 was credited to deferred compensation.

On July 17, 2007, the Company received in aggregate of $50,000 from two investors through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the notes is 20% per annum and the effective interest rate is 20.86%. In conjunction with these notes, the Company granted to the note holders warrants to purchase an aggregate of 50,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $2,050 based on the relative fair value of the warrants. The deferred debt discount was amortized to interest expense.

On August 21, 2007, a Board member of the Company advanced an aggregate of $125,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum and the effective interest rate is 20.86%. In conjunction with this note, the Company granted to the note holder warrants to purchase an aggregate of 125,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $5,125 based on the relative fair value of the warrants. The deferred debt discount was amortized to interest expense.

On September 10, 2007, the Company received in aggregate of $100,000 from an investor through the issuance of a promissory note due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum and the effective interest rate is 20.86%. In conjunction with this note, the Company granted to the note holder warrants to purchase an aggregate of 100,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $4,100 based on the relative fair value of the warrants. The deferred debt discount was amortized to interest expense.

Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2008 by each person (or group within the meaning of Section 13(d)(3) of the Exchange Act) known by the Company to own beneficially 5% percent or more of the Company's Common Stock, and by the Company's directors and Named Executive Officers, both individually and as a group. Unless otherwise noted, the address of each person in the table is c/o the Company, 2001 Route 46, Parsippany, NJ 07054.

As used in these two tables, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 31, 2008 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights (including conversion from Preferred Stock) which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 33,047,161 shares of Common Stock and 155,557 shares of Preferred Stock outstanding as of March 31, 2008.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	AWM Investment Company 153 East 53rd Street, 55th Floor New York, NY 10022	11,258,068		34.07%
Common Stock	Norman E. Corn	1,711,876	/(1)/	4.96%
Common Stock	Patrick E. Delaney	1,196,876	/(2)/	3.52%
Common Stock	Stephen M. Deixler	2,717,516	/(3)/	8.08%
Common Stock	Philip Levine	89,500	/(4)/	*
Common Stock	Frank S. Russo	358,280	/(5)/	1.07%
Common Stock	William Whitney	101,704	/(6)/	*
Common Stock	Henry A. Hill	-		*
Common Stock	Directors and Executive Officers as a group (7 persons)	7,369,504		19.55%

(1) Includes 1,435,280 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2008.

(2) Includes 946,876 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2008.

(3) Does not include 967,477 shares of Common Stock owned by Mr. Deixler's mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 480,560 shares of Common Stock subject to conversion from 48,056 shares of Preferred Stock within 60 days of March 31, 2008, 107,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2008, and 2,200 shares of common stock owned by Mr. Deixler’s wife in which he claims beneficial ownership of.

(4) Consist of 89,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2008.

(5) Includes 277,780 shares of Common Stock subject to conversion from 27,778 shares of Preferred Stock within 60 days of March 31, 2008 and 80,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2008.

(6) Includes 38,890 shares of Common Stock subject to conversion from 3,889 shares of Preferred Stock within 60 days of March 31, 2008.

*Indicates ownership of Common Stock of less than one (1%) percent of the total issued and outstanding Common Stock on Marc h 31, 2008.

Item 12: Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In June 2007, Mr. Russo, Mr. Deixler, and Mr. Corn, advanced an aggregate of $50,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is prime plus 1.75% per annum. In December 2007, this note was paid in full. During the year ended December 31, 2007, the Company recorded $2,341 of related party interest expense relating to this note.

On August 21, 2007, Mr. Russo advanced an aggregate of $125,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum and the effective interest rate is 20.86%. In conjunction with this note, the Company granted to the note holder warrants to purchase an aggregate of 125,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $5,125 based on the relative fair value of the warrants. In December 2007, this note was paid in full. During the year ended December 31, 2007, the Company recorded $7,671 of related party interest expense relating to this note.

On August 5, 2004, the Company issued a convertible debenture (the “Debenture”) for $200,000 cash to Stephen M. Deixler, one of the Company’s directors. On February 15, 2006, Mr. Deixler converted the Debenture into 2,409,639 shares of common stock. The Debenture would have matured on August 5, 2008 and had an interest rate of five (5%) percent per annum, compounded annually. The principal amount of the Debenture was convertible at any time by the holder into shares of the Company’s common stock, $.001 par value, at a conversion price equal to $0.083 per share (the “Conversion Price”), for a total of 2,409,639 shares of common stock. The accrued interest can only be converted by the borrower. During the year ended December 31, 2006, the Company recorded $1,696 of related party interest expense relating to the Debenture.

Director Independence

The Board of Directors has determined that Stephen M. Deixler, Frank S. Russo and Philip Levine, constituting a majority of the directors and all current members of the audit committee, are within the meaning of Nasdaq Rule 4200(a)(15), and that the members of the audit committee are also “independent” for purposes of Rule 10A-3 of the Exchange Act. The Company has further determined that all of the members of the compensation committee and nominating committee are independent within the meaning of Nasdaq Rule 4200(a)(15).

In making each of these independence determinations, the Board considered and broadly assessed, from the standpoint of materiality and independence, all of the information provided by each director in response to detailed inquiries concerning the director’s independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with the Company.

Item 13. Exhibits

(a) Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. /(12)/

3.2	By-Laws of the Company. /(1)/

4.1	1994 Stock Option Plan of the Company. /(12)/

4.2	1998 Stock Option Plan of the Company. /(1)/+

4.3	2000 Stock Option Plan of the Company. /(12)/

4.4	2006 Stock Option Plan of the Company. /(12)/

4.5	Warrant Agreement by and between the Company and Creso Capital Partners dated September 9, 2005./(12)/

4.6	Form of Warrant Agreement by and between the Company and Mehrdad Nadooshan dated November 30, 2005. /(12)/

4.7	Form of Warrant Agreement by and between the Company and McGat Enterprises, LLC. dated January 29, 2007. *

10.1	Equipment Lease Agreement dated October 29, 2003 by and between the Company and GE Capital Corporation. /(11)/

10.2	Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein. /(2)/

10.3	Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002. /(4)/

10.4	Severance Agreement dated September 2, 2004 by and between the Company and William Whitney. /(11)/ +

10.5	Severance Agreement dated September 2, 2004 by and between the Company and Henry Gold. /(11)/ +

10.6	Employment Agreement dated August 31, 2004 by and between the Company and Henry A. Hill. /(10)/+

10.7	Employment Agreement dated February 25, 2002 by and between the Company and William Whitney. /(6)/+

10.8	Amended and Restated Employment Agreement dated September 8, 2003, by and between the Company and Norman E. Corn. /(7)/+

10.9	First Amendment to the Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn dated November 10, 2004. /(11)/+

10.10	Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney. /(5)/+

10.11	First Amendment to the Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney dated November 10, 2004. /(11)/+

Exhibit No.	Description
10.12	Option Agreement dated January 28, 2004 by and between the Company and Norman E. Corn. /(11)/+

10.13	Option Agreement dated January 28, 2004 by and between the Company and Patrick E. Delaney. /(11)/+

10.14	Lease Agreement dated July 21, 2003 by and between the Company and 116 Corporate Boulevard, LLC, Inc. /(8)/

10.15	Agreement dated February 25, 2005 by and between the Company and Sprint/Untied Management Company. /(11)/

10.16	Agreement dated October 28, 2004 by and between the Company and General Dynamics Network systems. /(11)/

10.17	Final Settlement Agreement dated October 11, 2005 by and between the Company and Mr. Gray. /(12)/

10.18	Agreement to Reprice and Exercise Warrants dated April 25, 2006 by and between the Company and the parties identified herein. /(13)/

10.19	Agreement dated January 26, 2007 by and between the Company and McGat Enterprises, LLC. *

10.20	Business Finance Agreement dated September 9, 2005 by and between the Company and Bridge Bank , National Association. /(14)/

10.21	Purchase Agreement by and between the Company and the purchasers named therein dated March 31, 2005. /(15)/

10.22	Registration Rights Agreement by and between the Company and the investors named therein dated March 31, 2005. /(15)/

10.23	Form of Incentive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(16)/+

10.24	Form of Nonqualified Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(16)/+

10.25	Form of Restrictive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(16)/+

10.26	Lease Extension dated May 11, 2006 by and between the Company and 116 Corporate Boulevard, LLC to the Lease Agreement dated July 21, 2003. /(17)/

10.27	Asset Purchase Agreement by and between Cryptek, Inc. and ION Networks, Inc. dated November 19, 2007. /(18)/

10.28	Letter Agreement dated December 19, 2007, between the Company and Norman E. Corn. */+

10.29	Letter Agreement dated December 19, 2007, between the Company and Patrick E. Delaney. */+

21.1	List of Subsidiaries. /(11)/

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

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

(17) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2006.

(18) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 19, 2007.

*  Filed herewith

+  Management contract for compensatory plan or arrangement

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Marcum & Kliegman LLP (“Marcum”) for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2007, and December 31, 2006, and fees billed for other services rendered by Marcum during those periods.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Audit Fees(1)	$95,415	$97,500

Audit Related Fees(2)	-	-

Tax Fees (3)	-	-

All Other Fees(4)	-	-

(1) Audit fees were principally for audit work performed on our annual financial statements and review of our interim financial statements

(2) Marcum did not provide any “audit-related services” during the period.

(3) Marcum did not provide any “tax services” during the period.

(4) Marcum did not provide any “other services” during the period.

The Audit Committee has adopted a formal policy concerning the pre-approval of audit and non-audit services to be provided by the Company’s independent registered public accounting firm. The policy requires that all services to be performed by the Company’s independent registered public accounting firm, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The policy permits the Audit Committee to delegate pre-approval authority to one or more members, provided that any pre-approval decisions are reported to the Audit Committee at its next meeting. Specific services being provided by the independent registered public accounting firm are regularly reviewed in accordance with the pre-approval policy. At subsequent Audit Committee meetings, the Audit Committee receives updates on services being provided by the independent registered public accounting firm, and management may present additional services for approval. Since the May 6, 2003 effective date of the SEC rule applicable to services being provided by the independent accountants, each new engagement of the Company’s independent registered public accounting firm was approved in advance by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLACENDIX, INC.

Dated: April 14, 2008	By:	/s/ Norman E. Corn
Norman E. Corn Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2008:

Signature	Title

/s/ Norman E. Corn	Chief Executive Officer and Director
Norman E. Corn

/s/ Patrick E. Delaney	Chief Financial Officer and Principal Accounting
Patrick E. Delaney	Officer

/s/ Stephen M. Deixler	Chairman of the Board of Directors
Stephen M. Deixler

/s/ Philip Levine	Director
Philip Levine

/s/ Frank S. Russo	Director
Frank S. Russo

Clacendix, Inc. and Subsidiary

Index to Consolidated Financial Statements
For the Years Ended December 31, 2007 and 2006

Page(s)
Report of Independent Registered Public Accounting Firm	27

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2007	28

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	30

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007 and 2006	31

Notes to Consolidated Financial Statements	32-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Clacendix, Inc. (formerly ION Networks, Inc.)

We have audited the accompanying consolidated balance sheet of Clacendix, Inc. (formerly ION Networks, Inc.) and Subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clacendix, Inc. and Subsidiary (formerly ION Networks, Inc.) as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and December 31, 2006 in conformity with generally accepted accounting principles (United States).

As discussed in Note 2, during the year ended December 31, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standard No. 123R, “Share-Based Payment”.

As discussed in Note 1, on December 31, 2007. the Company sold substantially all of its operating assets to a third party.

/s/ Marcum & Kliegman LLP

New York, New York
April 14, 2008

Clacendix, Inc. and Subsidiary
(formerly ION Networks, Inc.)
Consolidated Balance Sheet
December 31, 2007

Assets
Current assets
Cash and cash equivalents	$2,525,641
Restricted cash	320,000
Other receivables	397,868
Prepaid expenses and other current assets	9,527
Total assets	$3,253,036

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$333,880
Accrued expenses	164,248
Accrued payroll and related liabilities	897,248
Accrued interest - related party	15,814
Total liabilities	$1,411,190

Commitments and contingencies

Stockholders’ equity
Preferred stock - par value $.001 per share; authorized 1,000,000 shares, 200,000 shares designated Series A; 155,557 shares issued and outstanding (Aggregate Liquidation Preference $280,003)	156
Common stock - par value $.001 per share; authorized 50,000,000 shares; 33,047,161 shares issued and outstanding	33,048
Additional paid-in capital	45,862,529
Accumulated deficit	(44,053,887)
Total stockholders’ equity	1,841,846
Total liabilities and stockholders’ equity	$3,253,036

The accompanying notes are an integral part of these consolidated financial statements.

Clacendix, Inc. and Subsidiary
(formerly ION Networks, Inc.)
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006

Net sales	$3,314,503	$3,380,346

Cost of sales	1,518,067	1,384,641
Gross margin	1,796,436	1,995,705

Operating expenses:
Research and development expenses	328,797	666,069
Selling, general and administrative expenses	3,221,267	2,558,523
Depreciation expense	21,887	16,086
Restructuring and other credits	-	(81,000)
Total operating expenses	3,571,951	3,159,678

Loss from operations	(1,775,515)	(1,163,973)

Gain on sale of assets	1,453,113	-
Other income	3,301	396
Interest expense- related party	(10,012)	(1,696)
Interest income/(expense)	(66,693)	(52,636)
Loss before income tax benefit	(395,806)	(1,217,908)

Income tax benefit	489,298	464,836

Net income(loss)	$93,492	$(753,072)

Per share data:
Net income (loss) per common share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding
Basic	32,799,899	31,415,780
Diluted	34,553,372	31,415,780

The accompanying notes are an integral part of these consolidated financial statements.

Clacendix, Inc. and Subsidiary
(formerly ION Networks, Inc.)
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net income(loss)	$93,492	$(753,072)

Adjustments to reconcile net income/(loss) to net cash from operating activities:
Restructuring and other credits	-	(81,000)
Depreciation and amortization	386,183	261,663
Provision for inventory reserve	(28,638)	(14,578)
Non-cash stock-based compensation	114,328	198,661
Gain on sale of assets	(1,453,113)	-
Interest on convertible debt - related party	-	1,696
Deferred rent	2,683	-
Deferred compensation	47,355	-
Amortization of deferred financing costs	25,775	36,026
Changes in operating assets and liabilities:
Accounts receivable	70,172	575,086
Other receivable	(397,868)	-
Inventories	309,428	(7,390)
Prepaid expenses and other current assets	(26,160)	48,062
Other assets	10,085	(85)
Accounts payable	89,231	(164,430)
Accrued expenses	(199,115)	(26,733)
Accrued payroll and related liabilities	815,732	(140,856)
Deferred income	(6,860)	(14,718)
Net cash used in operating activities	(147,290)	(81,668)

Cash flows from investing activities
Acquisition of property and equipment	(1,379)	(26,729)
Capitalized software expenditures	(535,839)	(565,775)
Proceeds from the sale of assets	2,880,000	-
Restricted proceeds from the sale of assets	320,000	-
Restricted proceeds from the sale of assets	(320,000)	-
Net cash provided by (used in) investing activities	2,342,782	(592,504)

Cash flows from financing activities
Principal payments on debt and capital leases	(2,319)	(7,421)
Proceeds from notes payable	150,000	-
Proceeds from notes payable - related parties	175,000	-
Repayment of notes payable	(150,000)	-
Repayment of notes payable - related parties	(175,000)	-
Borrowings from revolving credit facility	1,166,788	565,000
Repayments of revolving credit facility	(1,114,285)	(279,316)
Proceeds from the exercise of warrants, net	-	468,201
Proceeds from the exercise of stock options	15,696	-
Deferred financing costs	(1,667)	(2,698)

Net cash provided by financing activities	64,213	743,766

Net increase in cash and cash equivalents	2,259,705	69,594
Cash and cash equivalents - beginning of year	265,936	196,342

Cash and cash equivalents - end of year	$2,525,641	$265,936

Supplemental disclosure of cash flow information
Cash paid during period for interest	$43,459	$16,429

Non-cash disclosures of investing and financing activities:
Conversion of convertible debenture into common stock	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

Clacendix, Inc. and Subsidiary
(formerly ION Networks, Inc.)
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006

	Preferred		Common		Additional Paid-In	Accumulated	Deferred	Total Stockholders’
	Shares	Stock	Shares	Stock	Capital	Deficit	Compensation	Equity
Balances, December 31, 2005	155,557	$156	27,050,044	$27,051	$44,840,882	$(43,394,307)	$(16,597)	$1,457,185

Net loss						(753,072)		(753,072)

Exercise of Stock Options and Warrants, net			3,325,882	3,326	464,875			468,201

Conversion of Convertible Debenture into common stock			2,409,639	2,409	197,591			200,000

Amortization of deferred compensation					182,064		16,597	198,661

Balances, December 31, 2006	155,557	$156	32,785,565	$32,786	$45,685,412	$(44,147,379)	$-	$1,570,975

Net income						93,492		93,492

Exercise of Stock Options and Warrants, net			261,596	262	15,434			15,696

Non-cash stock-based compensation					114,328			114,328

Issuance of warrants to consultant					133,709		(133,709)	-

Cancelation of warrants to consultant					(86,354)		86,354	-

Amortization of deferred compensation							47,355	47,355

Balances, December 31, 2007	155,557	$156	33,047,161	$33,048	$45,862,529	$(44,053,887)	$-	$1,841,846

The accompanying notes are an integral part of these consolidated financial statements.

Clacendix, Inc. and Subsidiary
(formerly ION Networks, Inc.)
Notes to Consolidated Financial Statements

1. Organization, Basis of Presentation and Plan of Operation

Organization and Basis of Presentation

ION Networks, Inc. (“ION”), a Delaware corporation founded in 1999 through the combination of two companies -- MicroFrame, a New Jersey Corporation (the predecessor entity to ION, originally founded in 1982), and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland (originally founded in 1994), designed, developed, manufactured and sold network and information security and management products to corporations, service providers and government agencies. ION’s hardware and software suite of products are designed to form a secure auditable portal to protect IT and network infrastructure from internal and external security threats. ION's products operate in the IP, data center, telecommunications and transport, and telephony environments and are sold by a direct sales force and indirect channel partners mainly throughout North America and Europe. On December 31, 2007, ION Networks, Inc. changed its name to Clacendix, Inc. The accompanying consolidated financial statements include the accounts of Clacendix, Inc. and ION Networks, N.V., a wholly-owned, inactive subsidiary (collectively, the “Company”).

As discussed further below, on December 31, 2007, the Company sold substantially all of its operating assets. The Company is currently operating as a shell company with no active operations.

Sale of Substantially All of the Operating Assets

On December 31, 2007, the shareholders of the Company voted in favor of the Transaction to sell substantially all of the operating assets of the Company to Cryptek, Inc., a Delaware Corporation (“Cryptek”). The consent of the majority of the stockholders of the Company was a requirement of the Asset Purchase Agreement and was obtained at the Annual Meeting of Shareholders.

The closing of the Transaction occurred immediately upon the conclusion of the Annual Meeting of Shareholders.  Pursuant to the Asset Purchase Agreement, the Company sold to Cryptek, Inc. substantially all of the operating assets of the Company in exchange for the total consideration of $3,771,040 which is made up as follows: (i) $3,200,000 in cash, (ii) $338,187 in receivables receipts which will flow to the Company and (iii) $232,853 in certain assumed liabilities.  At the closing of the Transaction, $320,000 was reduced from the total cash delivered to the Company and deposited in an escrow account to provide for any claims against the Company’s transferred Intellectual Property which may arise within one year of the closing date. This escrow amount has been classified as Restricted Cash as of December 31, 2007.

A summary of the assets sold and liabilities assumed as part of the transaction are as follows:

Accounts receivable, net	$378,656
Inventories, net	267,256
Prepaid expenses	43,950
Property, plant and equipment	16,005
Capitalized software	1,383,417
Other assets	12,912
Total assets sold	$2,102,196
Accounts payable	$16,799
Accrued expenses	70,522
Deferred maintenance	145,532
Total liabilities assumed	$232,853

The Company realized a gain of $1,453,113 on the sale of substantially all of the operating assets of the Company.  The Company incurred $215,731 in expenses related to the transaction comprised of legal and accounting fees of $169,672, shareholder meeting related expenses of $30,327 and other fees of $15,732.

Plan of Operation

The plan of operation of the Company is to seek a target company with which to merge or to complete a business combination.  In any transaction, it is expected that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company.  The Company does not plan to restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature.

The Company may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Clacendix, Inc. and ION Networks, NV, a wholly-owned inactive subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include demand deposits and money market accounts.

Restricted Cash

The Company considers as restricted cash, amounts held in an escrow account to secure any representation and warranty claims against the intellectual property as delineated in the asset purchase agreement by and between ION Networks, Inc. and Cryptek.

Allowance for Doubtful Accounts Receivable

Prior to the sale of substantially all the operating assets of the Company, the accounts receivable were reduced by an allowance to estimate the amount that will actually be collected from our customers. If the financial condition of customers were to materially deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventories

Prior to the sale of substantially all the operating assets of the Company, the inventories were stated at the lower of cost (average cost) or market. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If the Company’s estimate of future demand is not correct or if its customers place significant order cancellations, inventory reserves could increase from the Company’s estimate. The Company may also receive orders for inventory that has been fully or partially reserved.

Property and Equipment

Prior to the sale of substantially all the operating assets of the Company, property and equipment were stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally two to five years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the consolidated statements of operations in the period of disposal.

Deferred Financing Costs

Costs incurred in conjunction with borrowing facilities have been capitalized as Deferred Financing Costs and are amortized over the term of the respective agreements.

Capitalized Software

Prior to the sale of substantially all the operating assets of the Company, the Company capitalized computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Capitalized costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

The Company capitalized $535,839 of software development costs for the year ended December 31, 2007. Amortization expense totaled $364,296 and $245,577 for the years December 31, 2007 and 2006, respectively, and is included in cost of sales in the accompanying consolidated financial statements.On December 31, 2007, all of the Company’s remaining capitalized software was sold to Cryptek as part of the sale of substantially all of the operating assets of the Company.

Research and Development Costs

Prior to the sale of substantially all the operating assets of the Company, the Company charged all costs incurred to establish the technological feasibility or enhancement of a product to research and development expense in the period incurred.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred approximately $1,000 in advertising costs for the years ended December 31, 2007 and 2006.

Revenue Recognition

Prior to the sale of substantially all the operating assets of the Company, the Company recognized revenue from product sales of hardware and software to end-users, value added resellers (VARs) and original equipment manufacturers (OEMs) upon shipment and passage of title if no significant vendor obligations exist and collectibility is probable. The Company did not offer customers the right to return products, however the Company records warranty costs at the time revenue is recognized. Management estimated the anticipated warranty costs but actual results could differ from those estimates.

In addition, the Company sold internally developed stand-alone finished software packages (“PRIISMS Software”), which permit end-users to monitor, secure and administer voice and data communications networks. The software packages permit the customer to utilize the PRIISMS software pursuant to the terms of the license. Other than during an initial ninety-day warranty period from the date of shipment, the purchaser is not entitled to upgrades/enhancements or services that can be attributable to a multi-element arrangement. In addition, the customer did not have any rights to exchange or return the software. Since the software package sale did not require significant production, modification or customization, the Company recognized revenue at such time the product was shipped and title passes and collectibility was probable in accordance with the accounting guidance under Statement Position 97-2, “Software Revenue Recognition.”

The Company sold separate customer maintenance contracts and maintenance revenue was recognized on a straight-line basis over the period the service was provided, generally one year. On some occasions, maintenance was provided on a time and material basis in which case revenue was recognized upon shipment of the repaired item.

Shipping and Handling Costs

Prior to the sale of substantially all the operating assets of the Company, shipping and handling costs incurred were recorded as part of cost of sales.

Fair Value of Financial Instruments

The carrying value of items included in working capital and debt approximates fair value because of the relatively short maturity of these instruments.

Net Income/(Loss) Per Share of Common Stock

Basic net income/(loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income/(loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The following table sets forth the components used in the computation of basic and diluted income/(loss) per common share:

	For the years ended
	December 31, 2007**	December 31, 2006*
Weighted average common shares outstanding, basic	32,799,899	31,415,780
Incremental shares of common stock equivalents	37,321	-
Conversion of preferred stock to common stock	1,555,570	-
Conversion of in the money warrants to common stock	160,582	-
Weighted average common shares outstanding, diluted	34,553,372	31,415,780

* Potential common shares of 9,026,513 for the year ended December 31, 2006, were excluded from the computation of diluted earnings per share, as their inclusion would be anti dilutive.

** Potential common shares of 7,029,679 for the year ended December 31, 2007, were excluded from the computation of diluted earnings per share, as their exercise prices were greater than the average market price of the common stock during the period.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. Stock based compensation expense for the years ending December 31, 2007 and 2006 was $114,328 and $198,661, respectively. As of December 31, 2007, the fair value of unvested options totaled $7,767. Such costs are expected to be recognized over a two year period. Stock based compensation for the years ended December 31, 2007 and 2006 was recorded in the statement of operations as follows:

	For the Year Ended December 31,
	2007	2006
Cost of Sales	$4,614	$8,036
Research &Development Expenses	34,232	68,404
Selling, General &Administrative Expenses	75,482	122,221
Total	$114,328	$198,661

The fair value of share-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values as follows:

	Years ended December 31
	2007	2006
Risk-free interest rate	3.39%-5.05%	4.00%-5.10%
Dividend yield	N/A	N/A
Expected volatility	202-224%	208-233%
Expected life in years	5	5
Expected forfeiture rate (through term)	0%	75.9%

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses.”

In many cases the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

As of December 31, 2007, the Company has a deferred tax asset of $15,593,183, primarily relating to federal net operating loss carry forwards of approximately $43,950,000 available to offset future taxable income through 2026. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Warranty Costs

Prior to the sale of substantially all the operating assets of the Company, the Company estimated its warranty costs based on historical warranty claim experience. Future costs for warranties applicable to sales recognized in the current period were charged to cost of sales. Adjustments were made when actual warranty claim experience differed from estimates.

3. Restructuring and Other Credits

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

4. Property and Equipment

Depreciation expense for property and equipment for the year ended December 31, 2007 and 2006 amounted to $21,887 and $16,086, respectively. During the years ended December 31, 2007 and 2006, the Company retired fully depreciated assets amounting to $21,011 and $76,512, respectively.

5. Notes Payable

Related Parties

In June 2007, certain Board members and an officer of the Company advanced an aggregate of $50,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is prime plus 1.75% per annum. In December 2007, this note was paid in full. During the year ended December 31, 2007, the Company incurred interest expense of $2,341 relating to this note.

On August 21, 2007, a Board member of the Company advanced an aggregate of $125,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum and the effective interest rate is 20.86%. In conjunction with this note, the Company granted to the note holder warrants to purchase an aggregate of 125,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $5,125 based on the relative fair value of the warrants, which was being amortized to interest expense over the terms of the note. In December 2007, this note was paid in full and the remaining debt discount was charged to expense. During the year ended December 31, 2007, the Company incurred interest expense of $7,671 relating to this note.

Non-related parties

On July 17, 2007, the Company received in aggregate of $50,000 from two investors through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the notes are 20% per annum and the effective interest rate is 20.86%. In conjunction with these notes, the Company granted to the note holders warrants to purchase an aggregate of 50,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $2,050 based on the relative fair value of the warrants, which was being amortized to interest expense over the terms of the note. In December 2007, this note was paid in full and the remaining debt discount was charged to interest expense.

On September 10, 2007, the Company received in aggregate of $100,000 from an investor through the issuance of a promissory note due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum and the effective interest rate is 20.86%. In conjunction with this note, the Company granted to the note holder warrants to purchase an aggregate of 100,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $4,100 based on the relative fair value of the warrants, which was being amortized to expense over the terms of the note. In December 2007, this note was paid in full and the remaining debt discount was charged to expense.

6. Convertible Debenture - Related Party

On August 5, 2004, the Company issued a convertible debenture (the “Debenture”) for $200,000 cash to Stephen M. Deixler, one of the Company’s directors. The Debenture would have matured on August 5, 2008 and had an interest rate of five (5%) percent per annum, compounded annually. The principal amount of the Debenture was convertible at any time by the holder into shares of the Company’s common stock, $.001 par value, at a conversion price equal to $0.083 per share (the “Conversion Price”), for a total of 2,409,639 shares of common stock. On February 15, 2006, Mr. Deixler converted the Debenture into 2,409,639 shares of common stock. During the year ended December 31, 2006, the Company recorded $1,696 of interest expense related to the Debenture, respectively. The accrued interest of $15,814 can only be converted by the borrower and is included in current liabilities as of December 31, 2007.

7. Revolving Credit Facility

On September 21, 2005, the Company entered into the asset based Revolving Credit Facility for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility had a two-year term, which upon maturity required payment of the outstanding principal and interest balance. The Revolving Credit Facility provided for advances of up to $2.0 million based on a percentage of eligible accounts receivables, the stated percentage is 80% although Bridge bank has advanced 85% on all funding requests for the period to and an additional $500,000 against inventory capped at 30% of eligible accounts receivables. The annual interest rate was prime plus 1.75%, with a minimum prime rate of 6.25%. Certain assets of the Company secure the Revolving Credit Facility, and the Company was subject to certain financial and restrictive covenants, as defined in the agreement. The Company failed to comply with certain financial covenants in the Revolving Credit Facility at June 30, 2007.

On July 26, 2007, the Company amended its Revolving Credit Facility with Bridge Bank, N.A. The amended facility has a two-year term, and provides for advances of up to $1.0 million against 80% of eligible accounts receivables, which also serves as collateral for the loan. The annual interest rate is prime plus 1.75%. The financial covenant requirements of the Company were eliminated with the amended Revolving Credit Facility. As of December 31, 2007, the Company paid all outstanding balances and fees and terminated the Revolving Credit Facility with Bridge Bank, N.A.

8. Income Taxes

Income Taxes

As of December 31, 2007, the Company has available federal and state net operating loss carry forwards of approximately $43,950,000 and $12,075,000, respectively, to offset future taxable income. The federal net operating loss carry forwards expire during the years 2011 through 2026. In addition, the Company has investment tax credits and research and development credits carry forwards aggregating approximately $405,000, which may provide future tax benefits, expiring from 2008 through 2020. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

The Company obtained a corporation business tax benefit certificate pursuant to New Jersey law which allows the sale of unused New Jersey net operating losses and investment credit carry forwards. For the years ended December 2007 and 2006, the Company received a benefit of $492,069 and $465,398, respectively. Two of the requirements of the program are maintaining a company's headquarters in New Jersey for at least twelve calendar months and having at least 75% of the company’s employees working in New Jersey, based on the Company’s current business activities indications are it maybe unable to receive this benefit during 2008.

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at December 31, 2007 are as follows:

Current deferred tax assets	-
Accrued expenses	$171,974
Valuation allowance	(171,974)
Net current deferred tax assets	-
Noncurrent deferred tax assets

Net operating loss carry forwards	15,657,994
Research and development credit	405,078
Stock based compensation	79,465
Total noncurrent deferred tax assets	16,142,537
Valuation allowance	(16,142,537)
Net noncurrent deferred tax assets	-

Net noncurrent deferred tax (liabilities) assets	$-

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.  During the year ended December 31, 2007, the Company had an annual change in the valuation allowance of approximately $415,000.

The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2007	2006
Statutory federal income tax rate (benefit)	34.00%	(34.00)%
State Taxes	6.00	(6.00)
Sales of net operating losses	(210.00)	(38.00)
Change in valuation allowance	178.00	78.00
Change in estimate of prior year tax provision	(8.00)	0.00

Effective tax rate	0.00%	0.00%

9. Stockholders' Equity

Preferred Stock -The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock ("Preferred Stock"). The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. As of December 31, 2007 and 2006, there were 155,557 shares of Series A Preferred Stock outstanding, which are convertible to 1,555,570 shares of common stock. The holders can call the conversion of the Preferred Stock at any time.

Common Stock

On December 12, 2007 an officer of the Company exercised 261,596 options to purchase common stock at $0.06 per share for total proceeds of $15,696.

On December 31, 2007, at the Company’s annual shareholders’ meeting, the shareholders’ approved a proposal to amend Article Fourth of the certificate of incorporation of the Company to increase the number of authorized shares of common stock from 50,000,000 to 750,000,000. The Company has not yet filed the charter amendment necessary to effect this change..

Stock Option Plans

On January 23, 2006, the Company adopted its 2006 Stock Option Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2006 Plan is 300,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006 the Company granted 1,335,000 shares with an exercise price of $0.18 for a total value of approximately $57,000 under the 2006 Plan, subject to shareholder approval at the next shareholder meeting. On November 8, 2006 the shareholders approved the plan. As of December 31, 2007, 838,380 options were outstanding under the 2006 Plan, of which 735,256 were exercisable.

In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. As of December 31, 2007, 2,099,500 options were outstanding under the 2000 Plan, of which 2,073,925 options were exercisable.

In June 1998, the Company adopted its 1998 Stock Option Plan (the "1998 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On January 23, 2006 the Company granted 1,335,000 shares under the 1998 Plan. As of December 31, 2007, 2,039,123 options were outstanding under the 1998 Plan, of which 1,935,999 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1994 Plan, as amended, is 1,250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. As of December 31, 2007, 25,000 options were outstanding and exercisable under the 1994 Plan.

During the years ended 2007 and 2006, there were no options granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant.

Warrants

On September 9, 2005 in connection with services performed by a consultant, the Company issued fully vested warrants to purchase 326,087 shares of the Company’s Common Stock at $0.23 per share. The warrants will expire on September 9, 2008.

On December 1, 2005 in connection with services performed by a consultant, the Company issued warrants to purchase 350,000 shares of the Company’s Common Stock at $0.11 per share. All warrants expired unexercised on November 30, 2007.

On January 26, 2007, the Company entered into an agreement with a consultant. In connection with this agreement, the Company issued fully vested warrants with a two year term to purchase 1,500,000 shares of the Company’s Common Stock at $0.10 per share for a total value of $133,709 based on the Black-Scholes model. On May 1, 2007, the Company amended this previous agreement made on January 26, 2007 with a consultant. In connection with this amendment, the Company received back warrants to purchase 562,500 shares of the Company’s Common Stock at $0.10 per share for a total value of $50,141 based on the Black-Scholes model. The remaining value of $48,648 was credited to deferred compensation. During October 2007, the Company terminated its Sales Outsourcing Agreement with McGat Enterprises, LLC.

On July 17, 2007, in connection with the issuance of a promissory note to a related party, the Company granted to the note holders warrants to purchase an aggregate of 50,000 shares of common stock for $0.05 per share. See Note 5.

On August 21, 2007, in connection with the issuance of a promissory note to a related party, the Company granted to the note holder warrants to purchase an aggregate of 125,000 shares of common stock for $0.05 per share. See Note 5.

On September 10, 2007, in connection with the issuance of a promissory note, the Company granted to the note holder warrants to purchase an aggregate of 100,000 shares of common stock for $0.05 per share. See Note 5.

As of December 31, 2007 there are warrants to purchase 1,538,587 shares outstanding and exercisable with an average exercise price of $0.12. As of December 31, 2006 there are warrants to purchase 676,087 shares outstanding and exercisable with an average exercise price of $0.17.

Options

On January 23, 2006, the Company granted employees options to purchase an aggregate of 1,335,000 shares of common stock with an exercise price of $0.18 per share for a total value of approximately $57,000 under a previously approved option plan.

On January 23, 2006, the Company granted board members immediately exercisable options to purchase an aggregate of 9,000 shares of common stock, for two board meetings held on January 11, 2006 and January 23, 2006, with an exercise price of $0.18 for a total value of $804 under a previously approved option plan.

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

On February 28, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 9,000 shares of common stock with an exercise price of $0.10 for a total value of $599, under a previously approved stock holder option plan.

On May 9, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.07 for a total value of $311, under a previously approved stock holder option plan.

On May 9, 2007, the Company granted an employee 200,000 options to purchase common stock, of which 34% vest on the first anniversary of the option grant date and 8.25% vest each quarter there after, with an exercise price of $0.07 for a total value of $13,157, under a previously approved stock holder option plan.

On June 7, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 3,000 shares of common stock with an exercise price of $0.045 for a total value of $148, under a previously approved stock holder option plan.

On August 8, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.05 for a total value of $222, under a previously approved stock holder option plan.

On November 6, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 9,000 shares of common stock with an exercise price of $0.05 for a total value of $444, under a previously approved stock holder option plan.

On December 6, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 9,000 shares of common stock with an exercise price of $0.04 for a total value of $356, under a previously approved stock holder option plan.

On December 7, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.03 for a total value of $133, under a previously approved stock holder option plan.

On December 19, 2007, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.04 for a total value of $178, under a previously approved stock holder option plan.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	4,889,831	0.32

Granted	2,841,500	0.18
Expired	(278,650)	0.23
Canceled	(657,825)	0.43

Options outstanding at December 31, 2006	6,794,856	0.27	3.56 years

Granted	248,000	0.07	4.65 years
Expired	(1,068,353)	0.58
Exercised	(261,596)	0.06
Canceled	(222,500)	0.41	2.53 years

Options outstanding at December 31, 2007	5,490,407	0.25	2.75 years	$540

Options exercisable at December 31, 2007	5,258,584	0.27	2.63 years	$540

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - 0.10	887,904	2.39	$0.07	687,904	$0.06
$0.10 - 0.25	3,999,147	2.67	0.15	3,969,437	0.14
$0.25 - 0.50	373,000	4.83	0.35	371,350	0.35
$0.50- 40.00	230,356	2.52	3.07	229,893	3.08

$0.00 - 40.00	5,490,407	2.75	$0.25	5,258,584	$0.27

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 and 2006 amounted to $0.07 and $0.18 per share, respectively.

10. Commitments

Operating Leases

The Company entered into a lease on August 1, 2003 for approximately 7,000 square feet for its principal executive offices at 120 Corporate Blvd., South Plainfield, New Jersey. The base rent is $4,505 per month effective October 2003 through July 2006. The Company extended the lease on May 11, 2006 for an additional 5 years. The agreement called for an escalating base rent of $4,665 per month effective August 2006 through July 2007, $4,815 per month effective August 2007 through July 2008, and an additional increase of $145 every August thereafter through August 2010, and additional payments to the landlord relating to certain taxes and operating expenses. The tenant has the option to terminate the Lease effective July 31, 2009 with six months written notice to the Landlord. In accordance with SFAS No. 13 (“Accounting for Leases”), the Company accounts for rent expense using the straight line method of accounting, accruing the difference between actual rent due and the straight line amount. On December 31, 2007, the lease was assumed by Cryptek.

The Company also leases certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term. These leases were assumed by Cryptek on December 31, 2007

Rent expense under operating leases for the years ended December 31, 2007 and 2006 was approximately $88,000 and $85,000, respectively.

Employment Contracts

The Company entered into an agreement with the Chief Executive Officer and Chief Financial Officer to remain at the Company in order to facilitate a transaction receiving a salary equal to their rate of pay as of December 31, 2007 of $235,000 and $200,000, respectively, with a reduction in certain benefits until June 30, 2008.

The Company has been a party to certain employment contracts with various officers. Included in each of these contracts is a severance provision which entitles the officer to payments ranging from three to eighteen months of the officers’ then current annual salary if the officer is terminated without cause (as defined in the agreement). During December 2007, the Company accrued $834,986 for severance costs due to certain provisions in the contracts which were triggered by the sale of substantially all the operating assets. This amount was reflected on the Consolidated Statements of Operation in selling, general and administrative expenses.

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

13. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned business acquired in the future.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect that the adoption of SFAS 159 will have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The does not expect that the adoption of SFAS No. 157 will have a material impact on its results of operations, financial condition and cash flow.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

14. Concentration of Credit and Supplier Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2007, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

13. Concentrations

The Company's headquarters, physical production and shipping facilities are located in the United States. The Company's domestic and foreign export sales for each of the years ended December 31, 2007 and 2006 are as follows:

	For the Years Ended
	December 31, 2007	December 31, 2006
United States	$2,653,907	$2,529,907
Europe	414,458	618,067
Pacific Rim	217,086	229,722
Other	29,052	2,650
	$3,314,503	$3,380,346

Historically, the Company has been dependent on several large customers each year, but they are not necessarily the same every year. For the year ended December 31, 2007, the Company’s net sales came from four customers (stated as an approximate percentage of revenue) consists of 18%, 14%, 14% and 11%, compared to the year ended December 31, 2006 consisting of 19%, 17% and 12%. In general, the Company cannot predict with certainty, which large customers will continue to order. The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2007, the Company had deposits in this financial institution in excess of the amount insured by the FDIC.

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

15. Subsequent Events

None.