Form 10-Q
period 2008-03-31
CLACENDIX, INC.
filed 2008-05-20
CIK 754813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-13117

Clacendix, Inc.

(Exact Name of registrant as specified in Its Charter)

Delaware 22-2413505 -------- ---------- (State or Other Jurisdiction of (IRS Employer Identification Number) Incorporation or Organization)

201Route 46 Parsippany, NJ    07054

(Address of Principal Executive Offices)   (Zip Code)

(973) 402-4251

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  X  No     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an non-accelerated filer, or a smaller reporting company. See the definintions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   _______

Accelerated filer                   ____

Non-accelerated filer     ______ (Do not check if a smaller reporting company)

Smaller reporting Company __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes_X_   No ___

There were 33,047,161 shares of Common Stock outstanding as of May 19, 2008.

CLACENDIX, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2008

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements

3

Condensed Consolidated Balance Sheet as of March 31, 2008 (Unaudited) and December 31, 2007

4

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007(Unaudited)

5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)

6

Notes to Condensed Consolidated Financial Statements (Unaudited)

7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosure about Market Risk

13

Item 4. Controls and Procedures

13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

14

Item 6. Exhibits

15

SIGNATURES

16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

CLACENDIX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

Assets
	March 31, 2008
	(Unaudited)	December 31, 2007
Current assets
Cash and cash equivalents	$ 1,904,271	$ 2,525,641
Restricted cash	321,460	320,000
Other receivables	42,205	397,868
Prepaid expenses and other current assets	9,419	9,527
Total assets	$ 2,277,355	$ 3,253,036

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 177,223	$ 333,880
Accrued expenses	111,740	164,248
Accrued payroll and related liabilities	343,512	897,248
Accrued interest – related party	15,814	15,814
Total liabilities	648,289	1,411,190

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156	156
Common stock – par value $.001 per share; authorized 50,000,000 shares; 33,047,161 shares issued and outstanding	33,048	33,048
Additional paid-in capital	45,864,458	45,862,529
Accumulated deficit	(44,268,596)	(44,053,887)
Total stockholders’ equity	1,629,066	1,841,846
Total liabilities and stockholders’ equity	$ 2,277,355	$ 3,253,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Net sales	$ -	$ 942,962

Cost of sales	-	410,335
Gross margin	-	532,627

Operating expenses:
Research and development	236	84,922
Selling, general and administrative expenses	230,117	656,806
Depreciation expense	-	5,093

Total operating expenses	230,353	746,821

Loss from operations	(230,353)	(214,194)

Interest income(expense)	15,644	(16,009)

Loss before income taxes	(214,709)	(230,203)

Income tax expense	-	3,052

Net loss	$ (214,709)	$ (233,255)

Per share data:
Net loss per common share
Basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding
Basic and diluted	33,047,161	32,785,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Cash flows from operating activities
Net loss	$ (214,709)	$ (233,255)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	87,980
Non-cash stock-based compensation	1,929	58,981
Provision for doubtful accounts	-	22,643
Provision for inventory reserve	-	(7,603)
Deferred rent	-	824
Amortization of deferred financing costs	-	9,041
Interest income on restricted cash	(1,460)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(99,851)
Other receivables	355,663	-
Inventories	-	181,001
Prepaid expenses and other current assets	108	(42,854)
Other assets	-	10,085
Accounts payable	(156,657)	(38,360)
Accrued expenses	(52,508)	1,726
Accrued payroll and related liabilities	(553,736)	(10,498)
Deferred income	-	59,867
Net cash used in operating activities	(621,370)	(273)

Cash flows from investing activities
Capitalized software expenditures	-	(180,776)
Net cash used in investing activities	-	(180,776)

Cash flows from financing activities
Principal payments on debt and capital leases	-	(624)
Repayment of revolving credit facility	-	(31,139)
Net cash provided by financing activities	-	(31,763)

Net decrease in cash and cash equivalents	(621,370)	(212,812)

Cash and cash equivalents – beginning of period	2,525,641	265,936

Cash and cash equivalents – end of period	$ 1,904,271	$ 53,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND PLAN OF OPERATION

Organization and Basis of Presentation

Clacendix, Inc., a Delaware corporation was founded, as ION Networks, Inc. (“ION”), in 1999 through the combination of two companies -- MicroFrame, a New Jersey Corporation, and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland. ION designed, developed, manufactured and sold network and information security and management products to corporations, service providers and government agencies. On December 31, 2007, ION Networks, Inc. changed its name to Clacendix, Inc., in connection with the sale of substantially all of its operating assets to Cryptek, Inc., a Delaware Corporation (“Cryptek”), as described below. The accompanying condensed consolidated financial statements include the accounts of Clacendix, Inc. and ION Networks, N.V., a wholly-owned, inactive subsidiary (collectively, the “Company”). All material inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2008, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at March 31, 2008 and for the three months ended March 31, 2008 and 2007 not misleading have been made.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of results that would be expected for the full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

On December 31, 2007, the Company sold substantially all of the operating assets of the Company to Cryptek, Inc. Stockholder approval was required, and obtained, with respect to such sale. Since the date of this transaction, the Company existed as a shell company with no operations.

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

The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction. If the Company is not able to complete a transaction within a reasonable time frame, the Company may liquidate.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 5,964,061 and 10,326,608 at March 31, 2008 and 2007, respectively are excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, entitled “Share Based Payment” (“FAS 123R”). Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. As of March 31, 2008, the fair value of unvested options totaled $5,975. Stock based compensation for the three months ended March 31, 2008 and 2007 was recorded in the accompanying condensed consolidated statements of operations as follows:

	For the three months ended March 31,
	2008	2007

Cost of Sales	$ -	$ 1,831
Research & Development	-	17,485
Selling General &Administrative	1,929	39,665

Totals	$ 1,929	$58,981

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Three months ended March 31, 2008
Risk-free interest rate	2.61%
Dividend yield	N/A
Expected volatility	227%
Expected life in years	5
Expected forfeiture rate (through term)	0%

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

A summary of option activity for the three months ended March 31, 2008 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	5,490,407	$0.27	2.75 years
Granted	4,500	$0.03	5.00 years
Canceled	(2,625,003)	$0.42	3.43 years
Outstanding at March 31, 2008	2,869,904	$0.13	1.38 years	$-
Exercisable at March 31, 2008	2,704,904	$0.13	1.29 years	$-

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 amounted to $0.03 per share.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

On December 31, 2007, at the Company’s annual shareholders’ meeting, the shareholders’ approved a proposal to amend Article Fourth of the certificate of incorporation of the Company to increase the number of authorized shares of common stock from

50,000,000 to 750,000,000. This charter amendment has not been filed.

Options

On March 25, 2008, the Company granted board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.03 for a total value of $135, based on the Black-Scholes model.

NOTE 4 – CONTINGENT LIABILITIES

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Management is not aware of any item existing that will have a significant impact on the Company’s business or financial condition.

NOTE 5 –NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115.  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in 2008 without material effect on the Company’s consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. You can identify forward-looking statements by our use of words such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative or other variations of these words, or other comparable words or phrases. These statements include, but are not limited to, statements regarding our ability to complete our business objectives. These risks and uncertainties include, but are not limited to:

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

•

our ongoing financial performance.

Unless otherwise required by applicable law, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. These risk factors are further described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

OVERVIEW

Clacendix, Inc., a Delaware corporation was founded, as ION Networks, Inc. (“ION”), in 1999 through the combination of two companies -- MicroFrame, a New Jersey Corporation, and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland. ION designed, developed, manufactured and sold network and information security and management products to corporations, service providers and government agencies. On December 31, 2007, ION Networks, Inc. changed its name to Clacendix, Inc. The accompanying condensed consolidated financial statements include the accounts of Clacendix, Inc. and ION Networks, N.V., a wholly-owned, inactive subsidiary (collectively, the “Company”).

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report.  This discussion includes forward-looking statements that involve risk and uncertainties.  The following financial information for the year ended December 31, 2007, and the periods ended March 31, 2008 and March 31, 2007 should be considered in light of the completion of the sale of substantially all of the operating assets of the Company on December 31, 2007 and the fact that the Company currently has no operations other than to seek a target company with which to merge or to complete a business combination, as further described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.  The Company will not generate any future revenues until, at the earliest, after the consummation of a business combination.  If the Company is not able to complete a transaction within a reasonable time frame, the Company may liquidate.

On December 31, 2007, the Company sold substantially all of its operating assets to Cryptek, Inc., a privately held Delaware Corporation. Stockholder approval was required, and obtained, with respect to such sale.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 compared to the same period in 2007:

Net sales for the three months ended March 31, 2008, were zero compared to net sales of $942,962 for the same period in 2007. The decrease in revenue for first quarter of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Cost of sales for the three months ended March 31, 2008 was zero compared to $410,335 for the same period in 2007. The decrease in cost of sales for first quarter of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Research and development expenses for the three months ended March 31, 2008 was $236 compared to $84,922 for the same period in 2007 or a decrease of $84,686. The decrease in research and development expenses for first quarter of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Selling, general and administrative expenses ("SG&A") for the three month ended March 31, 2008 were $230,117 compared to $656,806 for the same period in 2007, a decrease of $426,689. The decrease in SG&A expenses was due to the sale of substantially all the operating assets of the Company on December 31, 2007. SG&A expenses for the three months ended March 31, 2008 comprised mainly of payroll related expenses for salaries, benefits and incentive compensation of $160,971 and professional fees of $46,633.

Depreciation expense was zero for the three months ended March 31, 2008 compared to $5,093 in the same period in 2007. The decrease in depreciation expense for first quarter of 2008 compared to the same period last year was due primarily to the sale of substantially all the operating assets of the Company on December 31, 2007.

The Company incurred a net loss of $214,709 for the three months ended March 31, 2008, compared to $233,255 for the same period in 2007.  The decrease was due lower general overhead resulting from the sale of substantially all the operating assets of the Company on December 31, 2007.  Net loss for the three months ended March 31, 2008 includes approximately $30,000 of non-recurring expenses due to payroll related expenses was related to severance payments made to former employees.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of March 31, 2008 was $1,629,066 as compared to $1,841,846 at December 31, 2007. The decrease of $212,780 was due to factors noted above, principally lower operating expenses due  to the sale of substantially all the operating assets of the Company. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions.  The Company believes that it has sufficient cash on hand to meet these cash requirements during the next year.

Net cash used in operating activities during the three months ended March 31, 2008 was $619,910 compared to $273 in the same period in 2007, a difference of $619,637. The use of cash in the three months ended March 31, 2008 included severance of $508,736 and deferred payroll of $52,000.

Net cash used in investing activities during the three months ended March 31, 2008 was zero compared to net cash used during the same period in 2007 of $180,776. Capitalized software expenditures for the three months ended March 31, 2007 were $180,776 and zero for the three months ended March 31, 2008.

Net cash used by financing activities during the three months ended March 31, 2008 was zero compared to net cash provided by financing activities during the three months ended March 31, 2007 of $31,763. In the first quarter of 2007, the Company made repayments on the credit facility of $31,139.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, entitled “Share Based Payment” (“FAS 123R”). Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. As of March 31, 2008, the fair value of unvested options totaled $5,975. Stock based compensation for the three months ended March 31, 2008 was $1,929.

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115.  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in 2008 without material effect on the Company’s consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

As of May 19, 2008, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes to Internal Control Over Financial Reporting

There are no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as the Company sold substantially all of its operating assets on December 31, 2007 it has continued to utilize the accounting system, which was sold in the transaction, as well as certain Cryptek employees through mutual agreement for a period of time. During the fiscal year 2008, the Company will evaluate continuing this relationship.

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

                            * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2008

CLACENDIX, INC.

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

17