Form 10KSB/A
period 2007-12-31
CLACENDIX, INC.
filed 2008-05-30
CIK 754813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

                        2001 Route 46 Parsippany, NJ 07054

(Address of Principal Executive Offices)

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

Yes  X

No  __

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

There were 33,047,161 shares of Common Stock outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (check one):

Yes   No    X

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Clacendix, Inc. (the “Company”) for the year ended December 31, 2007 (the “Original Filing”), which was filed with the Securities and Exchange Commission on April 15, 2008, is being filed to amend the Original Filing as follows:

▪

ITEM 13 Exhibits is being revised to reflect the addition of Exhibit 23.1  - Independent Registered Public Accounting Firm’s Consent and to clarify that certain exhibits are incorporated by reference to an earlier filing.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 13. Exhibits
(a) Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. /(12)/

3.2	By-Laws of the Company. /(1)/

4.1	1994 Stock Option Plan of the Company. /(12)/

4.2	1998 Stock Option Plan of the Company. /(1)/+

4.3	2000 Stock Option Plan of the Company. /(12)/

4.4	2006 Stock Option Plan of the Company. /(12)/

4.5	Warrant Agreement by and between the Company and Creso Capital Partners dated September 9, 2005./(12)/

4.6	Form of Warrant Agreement by and between the Company and Mehrdad Nadooshan dated November 30, 2005. /(12)/

4.7	Form of Warrant Agreement by and between the Company and McGat Enterprises, LLC. dated January 29, 2007. /(17)/

10.1	Equipment Lease Agreement dated October 29, 2003 by and between the Company and GE Capital Corporation. /(11)/

10.2	Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein. /(2)/

10.3	Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002. /(4)/

10.4	Severance Agreement dated September 2, 2004 by and between the Company and William Whitney. /(11)/ +

10.5	Severance Agreement dated September 2, 2004 by and between the Company and Henry Gold. /(11)/ +

10.6	Employment Agreement dated August 31, 2004 by and between the Company and Henry A. Hill. /(10)/+

10.7	Employment Agreement dated February 25, 2002 by and between the Company and William Whitney. /(6)/+

10.8	Amended and Restated Employment Agreement dated September 8, 2003, by and between the Company and Norman E. Corn. /(7)/+

10.9	First Amendment to the Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn dated November 10, 2004. /(11)/+

10.10	Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney. /(5)/+

10.11	First Amendment to the Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney dated November 10, 2004. /(11)/+

Exhibit No.	Description
10.12	Option Agreement dated January 28, 2004 by and between the Company and Norman E. Corn. /(11)/+

10.13	Option Agreement dated January 28, 2004 by and between the Company and Patrick E. Delaney. /(11)/+

10.14	Lease Agreement dated July 21, 2003 by and between the Company and 116 Corporate Boulevard, LLC, Inc. /(8)/

10.15	Agreement dated February 25, 2005 by and between the Company and Sprint/Untied Management Company. /(11)/

10.16	Agreement dated October 28, 2004 by and between the Company and General Dynamics Network systems. /(11)/

10.17	Final Settlement Agreement dated October 11, 2005 by and between the Company and Mr. Gray. /(12)/

10.18	Agreement to Reprice and Exercise Warrants dated April 25, 2006 by and between the Company and the parties identified herein. /(13)/

10.19	Agreement dated January 26, 2007 by and between the Company and McGat Enterprises, LLC. /(17)/

10.20	Business Finance Agreement dated September 9, 2005 by and between the Company and Bridge Bank , National Association. /(14)/

10.21	Purchase Agreement by and between the Company and the purchasers named therein dated March 31, 2005. /(15)/

10.22	Registration Rights Agreement by and between the Company and the investors named therein dated March 31, 2005. /(15)/

10.23	Form of Incentive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(16)/+

10.24	Form of Nonqualified Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(16)/+

10.25	Form of Restrictive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(16)/+

10.26	Lease Extension dated May 11, 2006 by and between the Company and 116 Corporate Boulevard, LLC to the Lease Agreement dated July 21, 2003. /(17)/
10.27	Asset Purchase Agreement by and between Cryptek, Inc. and ION Networks, Inc. dated November 19, 2007. /(18)/
10.28	Letter Agreement dated December 19, 2007, between the Company and Norman E. Corn. */+
10.29	Letter Agreement dated December 19, 2007, between the Company and Patrick E. Delaney. */+

21.1	List of Subsidiaries. /(11)/

23.1	Independent Registered Public Accounting Firm’s Consent *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

Exhibit No.	Description

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

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

Dated: May 30, 2008

CLACENDIX, INC.

By:

 /s/ Norman E. Corn

Norman E. Corn

Chief Executive Officer and

Director