Form 10-Q
period 2008-06-30
CLACENDIX, INC.
filed 2008-08-13
CIK 754813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2008

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

(Telephone number)

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

There were 33,047,161 shares of Common Stock outstanding as of August 13, 2008.

CLACENDIX, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements

3

Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007

4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007(Unaudited)

5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)

6

Notes to Condensed Consolidated Financial Statements (Unaudited)

7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

14

Item 4. Controls and Procedures

14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 6. Exhibits

16

SIGNATURES

17

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

CLACENDIX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	June 30, 2008
	(Unaudited)	December 31, 2007
Current assets
Cash and cash equivalents	$ 1,717,589	$ 2,525,641
Restricted cash	321,926	320,000
Other receivables	1,033	397,868
Prepaid expenses and other current assets	5,819	9,527
Total assets	$ 2,046,367	$ 3,253,036

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 130,581	$ 333,880
Accrued expenses	116,699	164,248
Accrued payroll and related liabilities	343,512	897,248
Accrued interest – related party	15,814	15,814
Total liabilities	606,606	1,411,190

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156	156
Common stock – par value $.001 per share; authorized 750,000,000 shares; 33,047,161 shares issued and outstanding	33,048	33,048
Additional paid-in capital	45,868,836	45,862,529
Accumulated deficit	(44,462,279)	(44,053,887)
Total stockholders’ equity	1,439,761	1,841,846
Total liabilities and stockholders’ equity	$ 2,046,367	$ 3,253,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

Net sales	$ -	$ 635,609	$ -	$ 1,578,571

Cost of sales	-	252,627	-	662,963
Gross margin	-	382,982	-	915,608

Operating expenses:
Research and development	-	82,576	236	167,498
Selling, general and administrative expenses	204,929	627,207	435,047	1,284,012
Depreciation expense	-	5,376	-	10,469

Total operating expenses	204,929	715,159	435,283	1,461,979

Loss from operations	(204,929)	(332,177)	(435,283)	(546,371)

Other income	-	1,340	-	1,340
Interest income(expense)	12,701	(15,587)	28,346	(31,596)

Loss before income taxes	(192,228)	(346,424)	(406,937)	(576,627)

Income tax expense	1,455	-	1,455	3,052

Net loss	$ (193,683)	$ (346,424)	$ (408,392)	$ (579,679)

Per share data:
Net loss per common share
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding
Basic and diluted	33,047,161	32,785,565	33,047,161	32,785,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

Cash flows from operating activities
Net loss	$ (408,392)	$ (579,679)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	165,487
Non-cash stock-based compensation	6,307	106,142
Provision for doubtful accounts	-	20,142
Provision for inventory reserve	-	(6,749)
Deferred rent	-	1,648
Amortization of deferred financing costs	-	18,081
Interest income on restricted cash	(1,926)	-
Changes in operating assets and liabilities:
Accounts receivable	-	116,062
Other receivables	396,835	-
Inventories	-	126,597
Prepaid expenses and other current assets	3,708	12,538
Other assets	-	10,085
Accounts payable	(203,299)	111,428
Accrued expenses	(47,549)	(9,005)
Accrued payroll and related liabilities	(553,736)	(13,461)
Deferred income	-	8,251
Net cash (used in)/provided by operating activities	(808,052)	87,567

Cash flow from investing activities
Acquisition of property and equipment	-	(1,379)
Capitalized software expenditures	-	(327,045)
Net cash used in investing activities	-	(328,424)

Cash flows from financing activities
Principal payments on debt and capital leases	-	(1,254)
Advances from related parties	-	50,000
Repayment of revolving credit facility	-	(62,847)
Net cash used in financing activities	-	(14,101)

Net decrease in cash and cash equivalents	(808,052)	(254,958)

Cash and cash equivalents – beginning of period	2,525,641	265,936

Cash and cash equivalents – end of period	$ 1,717,589	$ 10,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 not misleading have been made.  The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of results that would be expected for the full year or any other interim period.

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

On December 31, 2007, the Company sold substantially all of the operating assets of the Company to Cryptek, Inc. Stockholder approval was required, and obtained, with respect to such sale. Since the date of this transaction, the Company exists as a shell company with no operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 6,007,561 and 9,840,189 at June 30, 2008 and 2007, respectively are excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, entitled “Share Based Payment” (“FAS 123R”). Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. As of June 30, 2008, the fair value of unvested options totaled $3,585. Stock based compensation for the three and six months ended June 30, 2008 and 2007 was recorded in the accompanying condensed consolidated statements of operations as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Cost of Sales	$ -	$ 1,178	$ -	$ 3,009
Research & Development	-	6,889	-	24,373
Selling General &Administrative	4,378	39,094	6,307	78,760

Totals	$ 4,378	$47,161	$ 6,307	$106,142

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Six months ended June 30,
	2008	2007
Risk-free interest rate	2.61-3.09%	4.52%-5.05%
Dividend yield	N/A	N/A
Expected volatility range	227-231%	214%
Expected life in years	5	5
Expected forfeiture rate (through term)	0%	75.9%

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

A summary of option activity for the six months ended June 30, 2008 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	5,490,407	$0.27	2.75 years
Granted	48,000	$0.06	4.98 years
Canceled	(2,625,003)	$0.42	3.43 years
Outstanding at June 30, 2008	2,913,404	$0.13	1.19 years	$135
Exercisable at June 30, 2008	2,789,656	$0.13	1.13 years	$135

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2008 amounted to $0.06 and $0.06 per share, respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

On December 31, 2007, at the Company’s annual shareholders’ meeting, the shareholders’ approved a proposal to amend Article Fourth of the certificate of incorporation of the Company to increase the number of authorized shares of common stock from 50,000,000 to 750,000,000.  This amendment to the certificate of incorporation was filed on July 14, 2008.

Options

On March 25, 2008, the Company granted board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.03 for a total value of $135, based on the Black-Scholes model.

On May 19, 2008, the Company granted board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 43,500 shares of common stock with an exercise price of $0.06 for a total value of $2,586, based on the Black-Scholes model.

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

NOTE 5 – EMPLOYMENT AGREEMENTS

On June 19, 2008, the Board of Directors of Clacendix, Inc. (the “Company”) extended the employment term of Norman E. Corn, its Chief Executive Officer, and Patrick E. Delaney, its Chief Financial Officer, through December 31, 2008, unless terminated earlier by either party upon thirty days prior notice.  Effective July 1, 2008, Messrs. Corn and Delaney’s compensation has been adjusted to an annual base salary of $100,000, as compared to previous annual base salaries of $235,000 and $200,000, respectively, in addition to certain employee benefits.

NOTE 6 –NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position.

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

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report.  This discussion includes forward-looking statements that involve risk and uncertainties.  The following financial information for the year ended December 31, 2007, and the periods ended June 30, 2008 and June 30, 2007 should be considered in light of the completion of the sale of substantially all of the operating assets of the Company on December 31, 2007 and the fact that the Company currently has no operations other than to seek a target company with which to merge or to complete a business combination, as further described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.  The Company will not generate any future revenues until, at the earliest, after the consummation of a business combination.  If the Company is not able to complete a transaction within a reasonable time frame, the Company may liquidate.

On December 31, 2007, the Company sold substantially all of its operating assets to Cryptek, Inc., a privately held Delaware Corporation. Stockholder approval was required, and obtained, with respect to such sale.

RESULTS OF OPERATIONS

For the three months ended June 30, 2008 compared to the same period in 2007:

Net sales for the three months ended June 30, 2008, were zero compared to net sales of $635,609 for the same period in 2007. The decrease in revenue for second quarter of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Cost of sales for the three months ended June 30, 2008 was zero compared to $252,627 for the same period in 2007. The decrease in cost of sales for second quarter of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Research and development expenses for the three months ended June 30, 2008 was $0 compared to $82,576 for the same period in 2007. The decrease in research and development expenses for second quarter of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Selling, general and administrative expenses ("SG&A") for the three month ended June 30, 2008 were $204,929 compared to $627,207 for the same period in 2007, a decrease of $422,278. The decrease in SG&A expenses was primarily due to the sale of substantially all the operating assets of the Company on December 31, 2007. SG&A expenses for the three months ended June 30, 2008 comprised mainly of payroll related expenses for salaries, benefits and incentive compensation of $123,811 and professional fees of $49,266.

Depreciation expense was zero for the three months ended June 30, 2008 compared to $5,376 in the same period in 2007. The decrease in depreciation expense for second quarter of 2008 compared to the same period last year was due primarily to the sale of substantially all the operating assets of the Company on December 31, 2007.

The Company incurred a net loss of $193,683 for the three months ended June 30, 2008, compared to $346,424 for the same period in 2007.  The decrease was due to lower general overhead resulting from the sale of substantially all the operating assets of the Company on December 31, 2007.

For the six months ended June 30, 2008 compared to the same period in 2007:

Net sales for the six months ended June 30, 2008, were zero compared to net sales of $1,578,571 for the same period in 2007. The decrease in revenue for the first six months of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Cost of sales for the six months ended June 30, 2008 was zero compared to $662,963 for the same period in 2007. The decrease in cost of sales for the first six months of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Research and development expenses for the six months ended June 30, 2008 was $236 compared to $167,498 for the same period in 2007 or a decrease of $167,262. The decrease in research and development expenses for the first six months of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2008 were $435,047 compared to $1,284,012 for the same period in 2007, a decrease of $848,965. The decrease in SG&A expenses was primarily due to the sale of substantially all the operating assets of the Company on December 31, 2007. SG&A expenses for the six months ended June 30, 2008 comprised mainly of payroll related expenses for salaries, benefits and incentive compensation of $284,783 and professional fees of $95,899.

Depreciation expense was zero for the six months ended June 30, 2008 compared to $10,469 in the same period in 2007. The decrease in depreciation expense for the first six months of 2008 compared to the same period last year was due primarily to the sale of substantially all the operating assets of the Company on December 31, 2007.

The Company incurred a net loss of $408,392 for the six months ended June 30, 2008, compared to $579,679 for the same period in 2007.  The decrease was due to lower general overhead resulting from the sale of substantially all the operating assets of the Company on December 31, 2007.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of June 30, 2008 was $1,439,761 as compared to $1,841,846 at December 31, 2007. The decrease of $402,085 was due to factors noted above, principally lower operating expenses due to the sale of substantially all the operating assets of the Company. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions.  The Company believes that it has sufficient cash on hand to meet these cash requirements during the next year.

Net cash used in operating activities during the six months ended June 30, 2008 was $808,052 compared to net cash provided by operating activities of $87,567 in the same period in 2007, a difference of $895,619. The use of cash in the six months ended June 30, 2008 included severance payments of $508,736 and paying accrued payroll of $52,000.

Net cash used in investing activities during the six months ended June 30, 2008 was zero compared to the same period in 2007 of $328,424. Capitalized software expenditures for the six months ended June 30, 2007 were $327,045 and zero for the six months ended June 30, 2008.

Net cash used by financing activities during the six months ended June 30, 2008 was zero compared to the six months ended June 30, 2007 of $14,101. In the first six months of 2007, the Company made repayments on the credit facility of $62,847, offset by advances from related parties of $50,000.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, entitled “Share Based Payment” (“FAS 123R”). Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. As of June 30, 2008, the fair value of unvested options totaled $3,585. Stock based compensation for the three and six months ended June 30, 2008 was $4,378 and $6,307, respectively.

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position.

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

Off-Balance Sheet Arrangements

As of August 13, 2008, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

Changes to Internal Control Over Financial Reporting

There are no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as the Company sold substantially all of its operating assets on December 31, 2007 it has continued to utilize the accounting system, which was sold in the transaction, as well as certain Cryptek employees through mutual agreement for a period of time. During fiscal year 2008, the Company will continue to evaluate this relationship.

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

On May 19, 2008, the Company granted board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 43,500 shares of common stock with an exercise price of $0.06 for a total value of $2,586, based on the Black-Scholes model.

These grants were made without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, based on the fact that the options granted were not sold or offered pursuant to general solicitation, and in reliance upon the “accredited investor” status of board members of the Company.

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

Date: August 13, 2008

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