Form 10-Q
period 2008-09-30
CLACENDIX, INC.
filed 2008-11-14
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 33,047,161 shares of Common Stock outstanding as of November 13, 2008.

CLACENDIX, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

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

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,251,399	$2,525,641
Restricted cash	321,329	320,000
Other receivables	1,033	397,868
Prepaid expenses and other current assets	5,981	9,527
Total assets	$1,579,742	$3,253,036
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$130,751	$333,880
Accrued expenses	107,317	164,248
Accrued payroll and related liabilities	17,262	897,248
Accrued interest - related party	15,814	15,814
Total liabilities	271,144	1,411,190

Commitments and contingencies

Stockholders’ Equity
Preferred stock - par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156	156
Common stock - par value $.001 per share; authorized 750,000,000 shares; 33,047,161 shares issued and outstanding	33,048	33,048
Additional paid-in capital	45,870,896	45,862,529
Accumulated deficit	(44,053,887)	(44,053,887)
Deficit accumulated during the development stage	(541,615)	—
Total stockholders’ equity	1,308,598	1,841,846
Total liabilities and stockholders’ equity	$1,579,742	$3,253,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Net sales	$—	$744,643	$—	$2,323,214

Cost of sales	—	361,652	—	1,024,615
Gross margin	—	382,991	—	1,298,599

Operating expenses:
Research and development	—	72,002	236	239,500
Selling, general and administrative expenses	129,230	561,402	564,277	1,845,414
Depreciation expense	—	5,767	—	16,236

Total operating expenses	129,230	639,171	564,513	2,101,150

Loss from operations	(129,230)	(256,180)	(564,513)	(802,551)

Other income	—	758	—	2,098
Interest (expense) - related party		(4,137)		(4,137)
Interest income/(expense)	9,246	(17,369)	37,593	(48,965)

Loss before income taxes	(119,984)	(276,928)	(526,920)	(853,555)

Income tax expense	13,239	370	14,695	2,682

Net loss	$(133,223)	$(276,558)	$(541,615)	$(856,237)

Per share data:
Net loss per common share
Basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding
Basic and diluted	33,047,161	32,785,565	33,047,161	32,785,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

Cash flows from operating activities
Net loss	$(541,615)	$(856,237)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	281,707
Non-cash stock-based compensation	8,367	139,989
Provision for doubtful accounts	—	20,142
Provision for inventory reserve	—	(29,777)
Interest on notes payable	—	3,123
Interest on notes payable - related party	-	3,915
Deferred rent	—	2,251
Amortization of deferred financing costs	—	24,525
Amortization of debt discount	—	488
Interest income on restricted cash	(1,329)	—
Changes in operating assets and liabilities:
Accounts receivable	—	64,247
Other receivables	396,835	—
Inventories	—	273,350
Prepaid expenses and other current assets	3,546	13,121
Other assets	—	10,085
Accounts payable	(203,129)	48,374
Accrued expenses	(56,931)	(21,378)
Accrued payroll and related liabilities	(879,986)	4,099
Deferred income	—	(32,099)
Net cash used in operating activities	(1,274,242)	(50,075)

Cash flow from investing activities
Acquisition of property and equipment	—	(1,379)
Capitalized software expenditures	—	(439,899)
Net cash used in investing activities	—	(441,278)

Cash flows from financing activities
Principal payments on debt and capital leases	—	(1,891)
Advances under notes payable	—	150,000
Advances under notes payable - related parties	—	175,000
Borrowings from revolving credit facility		395,269
Repayment of revolving credit facility	—	(472,943)
Deferred financing costs		(10,000)
Net cash provided by financing activities	—	235,435

Net decrease in cash and cash equivalents	(1,274,242)	(255,918)

Cash and cash equivalents - beginning of period	2,525,641	265,936

Cash and cash equivalents - end of period	$1,251,399	$10,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND PLAN OF OPERATION

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

The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 not misleading have been made. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of results that would be expected for the full year or any other interim period.

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

On December 31, 2007, the Company sold substantially all of the operating assets of the Company to Cryptek, Inc. Stockholder approval was required, and obtained, with respect to such sale. Since the date of this transaction, the Company exists as a shell company with no operations, and is reporting as a development stage company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 5,660,974 and 10,073,013 at September 30, 2008 and 2007, respectively are excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, entitled “Share Based Payment” (“FAS 123R”). Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. As of September 30, 2008, the fair value of unvested options totaled $1,793. Stock based compensation for the three and nine months ended September 30, 2008 and 2007 was recorded in the accompanying condensed consolidated statements of operations as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Cost of Sales	$—	$851	$—	$3,860
Research & Development	—	4,853	—	29,226
Selling, General & Administrative	2,060	28,142	8,367	106,903
Totals	$2,060	$33,846	$8,367	$139,989

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Nine months ended September 30,
	2008	2007
Risk-free interest rate	2.61-3.27%	4.52%-5.05%
Dividend yield	N/A	N/A
Expected volatility range	227-233%	202-224%
Expected life in years	5	5
Expected forfeiture rate (through term)	0%	0%

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

A summary of option activity for the nine months ended September 30, 2008 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	5,490,407	$0.27	2.75 years
Granted	52,500	$0.06	4.67 years
Canceled	(2,650,003)	$0.44	3.43 years
Outstanding at September 30, 2008	2,892,904	$0.12	0.95 years	$413
Exercisable at September 30, 2008	2,810,404	$0.11	0.91 years	$413

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2008 amounted to $0.04 and $0.06 per share, respectively.

NOTE 3 - STOCKHOLDERS’ EQUITY

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

On August 11, 2008, the Company granted board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.04 for a total value of $178, based on the Black-Scholes model.

NOTE 4 - CONTINGENT LIABILITIES

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Management is not aware of any item existing that will have a significant impact on the Company’s business or financial condition.

NOTE 5 - EMPLOYMENT AGREEMENTS

On June 19, 2008, the Board of Directors of Clacendix extended the employment term of Norman E. Corn, its Chief Executive Officer, and Patrick E. Delaney, its Chief Financial Officer, through December 31, 2008, unless terminated earlier by either party upon thirty days prior notice. Effective July 1, 2008, Messrs. Corn and Delaney’s compensation has been adjusted to an annual base salary of $100,000, as compared to previous annual base salaries of $235,000 and $200,000, respectively, in addition to certain employee benefits.

NOTE 6 -NEW ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the FASB issue FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP).” The FSP clarifies the application of FASB Statement No. 157 in a market that is not active. The guidance is primarily focused on addressing how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs does not exist; how available observable inputs in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information Regarding Forward-Looking Statements

A number of statements contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the applicable statements. You can identify forward-looking statements by our use of words such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative or other variations of these words, or other comparable words or phrases. These statements include, but are not limited to, statements regarding our ability to complete our business objectives. These risks and uncertainties include, but are not limited to:

•	our ability to complete a combination with one or more target businesses;

•	our success in retaining or recruiting, or changes required in, our officers or directors prior to or following a business combination;

•	our potential inability to obtain additional financing to complete a business combination;

•	a limited pool of prospective target businesses;

•	a potential change in control if we acquire one or more target businesses for stock;

•	our public securities’ limited liquidity and trading; and

•	our ongoing financial performance.

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

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion includes forward-looking statements that involve risk and uncertainties. The following financial information for the year ended December 31, 2007, and the periods ended September 30, 2008 and September 30, 2007 should be considered in light of the completion of the sale of substantially all of the operating assets of the Company on December 31, 2007 and the fact that the Company currently has no operations other than to seek a target company with which to merge or to complete a business combination, as further described in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction. The Company will not generate any future revenues until, at the earliest, after the consummation of a business combination. If a transaction is not completed by December 31, 2008, the Board of Directors will take whatever steps it deems appropriate at the relevant time in order to further cut the Company’s expenses. If the Company is not able to complete a transaction within a reasonable time frame, the Company may liquidate.

On December 31, 2007, the Company sold substantially all of its operating assets to Cryptek, Inc., a privately held Delaware Corporation. Stockholder approval was required, and obtained, with respect to such sale.

RESULTS OF OPERATIONS

For the three months ended September 30, 2008 compared to the same period in 2007:

Net sales for the three months ended September 30, 2008 were zero compared to net sales of $744,643 for the same period in 2007. Cost of sales for the three months ended September 30, 2008 was zero compared to $361,652 for the same period in 2007. The decrease for third quarter of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Research and development expenses for the three months ended September 30, 2008 was zero compared to $72,002 for the same period in 2007. The decrease in research and development expenses for third quarter of 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2008 were $129,230 compared to $561,402 for the same period in 2007, a decrease of $432,172. The decrease in SG&A expenses was primarily due to the sale of substantially all the operating assets of the Company on December 31, 2007. SG&A expenses for the three months ended September 30, 2008 comprised mainly of payroll related expenses for salaries, benefits and incentive compensation of $65,038 and professional fees of $43,358.

Depreciation expense was zero for the three months ended September 30, 2008 compared to $5,767 in the same period in 2007. The decrease in depreciation expense for third quarter of 2008 compared to the same period last year was due primarily to the sale of substantially all the operating assets of the Company on December 31, 2007.

The Company incurred a net loss of $133,223 for the three months ended September 30, 2008, compared to $276,558 for the same period in 2007. The decrease was due to lower general overhead resulting from the sale of substantially all the operating assets of the Company on December 31, 2007.

For the nine months ended September 30, 2008 compared to the same period in 2007:

Net sales for the nine months ended September 30, 2008, were zero compared to net sales of $2,323,214 for the same period in 2007. Cost of sales for the nine months ended September 30, 2008 was zero compared to $1,024,615 for the same period in 2007. The decrease for the nine months ended September 30, 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Research and development expenses for the nine months ended September 30, 2008 was $236 compared to $239,500 for the same period in 2007 or a decrease of $239,264. The decrease in research and development expenses during the nine months ended September 30, 2008 compared to the same period last year was due to the sale of substantially all the operating assets of the Company on December 31, 2007.

Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2008 were $564,277 compared to $1,845,414 for the same period in 2007, a decrease of $1,281,137. The decrease in SG&A expenses was primarily due to the sale of substantially all the operating assets of the Company on December 31, 2007. SG&A expenses for the nine months ended September 30, 2008 comprised mainly of payroll related expenses for salaries, benefits and incentive compensation of $349,824 and professional fees of $139,257.

Depreciation expense was zero for the nine months ended September 30, 2008 compared to $16,236 in the same period in 2007. The decrease in depreciation expense for the nine months ended September 30, 2008 compared to the same period last year was due primarily to the sale of substantially all the operating assets of the Company on December 31, 2007.

The Company incurred a net loss of $541,615 for the nine months ended September 30, 2008, compared to $856,237 for the same period in 2007. The decrease was due to lower general overhead resulting from the sale of substantially all the operating assets of the Company on December 31, 2007.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of September 30, 2008 was $1,308,598 as compared to $1,841,846 at December 31, 2007. The decrease of $533,248 was due to the operating expenses of the Company for the nine months ended September 30, 2008. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions.  The Company believes that it has sufficient cash on hand to meet these cash requirements during the next twelve months.

Net cash used in operating activities during the nine months ended September 30, 2008 was $1,274,242 compared to net cash used by operating activities of $50,075 in the same period in 2007, a difference of $1,224,167. The use of cash in the nine months ended September 30, 2008 included severance payments of $826,250 and paying accrued payroll of $52,000.

Net cash used in investing activities during the nine months ended September 30, 2008 was zero compared to the same period in 2007 of $441,278. Capitalized software expenditures for the nine months ended September 30, 2007 were $439,899 and zero for the nine months ended September 30, 2008.

Net cash provided by financing activities during the nine months ended September 30, 2008 was zero compared to the nine months ended September 30, 2007 of $235,435. During the nine months ended September 30, 2007, the Company received advances of $175,000 and advances from related parties of $150,000 offset by net repayments on the credit facility of $77,674.

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

Recent Accounting Pronouncements

On October 10, 2008, the FASB issue FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP).” The FSP clarifies the application of FASB Statement No. 157 in a market that is not active. The guidance is primarily focused on addressing how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs does not exist; how available observable inputs in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial statements.

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

Off-Balance Sheet Arrangements

As of November 13, 2008, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes to Internal Control Over Financial Reporting

There are no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as the Company sold substantially all of its operating assets on December 31, 2007 it has continued to utilize the accounting system, which was sold in the transaction, as well as certain Cryptek employees through mutual agreement for a period of time. During fiscal year 2008, the Company will continue to evaluate this relationship.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings other than routine litigation incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2008, the Company granted board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.04 for a total value of $178, based on the Black-Scholes model.

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

ITEM 5. OTHER INFORMATION

On August 15, 2008, Philip Levine, a director of Clacendix, Inc. (the “Company”), gave notice of his resignation from the Board of Directors of the Company, effective September 1, 2008. Until his resignation, Mr. Levine served as Chair of the Audit Committee of the Board of Directors. Since the date of Mr. Levine’s resignation, Mr. Steven Deixler has served as the acting Audit Committee Chairman.

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

CLACENDIX, INC.

Date: November 13, 2008	/S/ Norman E. Corn
Norman E. Corn, Chief Executive Officer

/S/ Patrick E. Delaney
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