Form 10-K
period 2008-12-31
CLACENDIX, INC.
filed 2009-03-27
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         .

Commission File No.: 0-13117

Clacendix, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of	22-2413505
Incorporation or Organization)	(IRS Employer Identification Number)

2001 Route 46 Parsippany, NJ	07054
(Address of Principal Executive Offices)	(Zip code)

Registrant's telephone number including area code: (973) 402-4251

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes     ☒  No

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes     ☒  No

       Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

       Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act).  ☒  Yes    ☐ No

       The aggregate market value of voting and nonvoting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the "Common Stock") on June 30, 2008 of $0.04, as reported on the OTC Bulletin Board was $765,884. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

       There were 33,056,161 shares of Common Stock outstanding as of March 11, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:  None

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

The closing of the Transaction occurred immediately upon the conclusion of the Annual Meeting of Shareholders held on December 31, 2007.  Pursuant to the Asset Purchase Agreement, the Company sold to Cryptek substantially all of the operating assets of the Company in exchange for the total consideration of $3,771,040, made up as follows: (i) $3,200,000 in cash, (ii) $338,187 in receivables which will flow to the Company, and (iii) $232,853 in certain assumed liabilities.  At the closing of the Transaction, $320,000 was deducted from the total cash delivered to the Company and deposited in an escrow account to provide for any claims against the Company’s transferred Intellectual Property which may arise within one year of the closing date.  This escrow amount has been classified as restricted cash as of December 31, 2008 and 2007.

The Company realized a gain of $1,453,113 on the sale of substantially all of the operating assets of the Company.  The Company incurred $215,731 in expenses related to the transaction comprised of legal and accounting fees of $169,672, shareholder meeting related expenses of $30,327 and other fees of $15,732. A detailed summary of the assets and liabilities sold as part of the Transaction is provided below in Item 7.

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

The Company is now seeking a target company with which to merge or to complete a business combination and use the value of the public shell, cash on hand and the limited Net Operating Loss carry forwards, to secure an equity position in the newly merged or combined corporate entity.  In any transaction, it is expected that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company.  The Company does not plan to restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature.

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

Employees

As of December 31, 2008, the Company had 2 full-time employees.

Item 1A.   Risk Factors.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 750,000,000 shares of common stock,  par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. Shares of Common Stock or Preferred Stock that are redeemed, purchased or otherwise acquired by the Company may be reissued except as otherwise provided by law. At December 31, 2008, there were 711,419,113 authorized but unissued shares of our common stock available for issuance (after reservation for the issuance of 2,756,656 shares issuable pursuant to currently exercisable options, 1,212,500 shares issuable pursuant to currently exercisable warrants and 1,555,570 shares issuable pursuant to currently convertible preferred stock) and 844,443 shares of preferred stock available for issuance.  Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
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

Our operations are dependent upon two people, Mr. Corn and Mr. Delaney, our only employees,  at least until we have consummated a business combination.  Although each has agreed to stay with the Company until March 31, 2009, we cannot assure you that such individuals will remain with us for a longer period of time.  In addition, we cannot assure you that they will be successful in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.  In addition, Mr. Corn and Mr. Delaney are permitted to engage in other activities that are not in conflict with their responsibilities to the Company affairs, which could create difficulties when allocating their time between our operations and their other commitments.  The unexpected loss of the services of either of these individuals could have a detrimental effect on us.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal control with this Annual Report on Form 10-K for the year ending December 31, 2008.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties, and stockholder litigation.  Any inability to provide reliable financial reports could harm our business.

Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm issue an attestation report on its evaluation of our system of internal control over financial reporting with respect to the year ended December 31, 2009. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company leases space in an executive suite located at 2001 Route 46, Parsippany, New Jersey 07054, through a month-to-month lease at a rate of $250 per month. This lease may be terminated by either party upon sixty days’ notice. The Company is entitled to use this space two days per month, without incurring additional expense.  We believe our facilities are adequate and suitable for our current level of operations.  Our management believes that the leased property is adequately covered by insurance.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock, par value $.001 per share (the "Common Stock"), is currently quoted on the OTC Bulletin Board under the symbol "IONN.OB". There is no established public trading market for the Common Stock. The following table sets forth the high ask and low bid prices of the Common Stock for the periods indicated as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Year Ended December 31, 2008, Quarter Ended	HIGH	LOW

March 31, 2008	$0.05	$0.02
June 30, 2008	0.09	0.03
September 30, 2008	0.09	0.04
December 31, 2008	0.05	0.01

Year Ended December 31, 2007, Quarter Ended	HIGH	LOW

March 31, 2007	$0.12	$0.08
June 30, 2007	0.10	0.04
September 30, 2007	0.06	0.03
December 31, 2007	0.12	0.02

Security Holders

As of March 23, 2009 there were 385 holders of record of the Company’s Common Stock.

Dividends

The Company has not paid any cash dividends on its Common Stock during the years ended December 31, 2008 and December 31, 2007.  The Company at the present time does not intend to pay any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.

Not applicable

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

Management's Discussion and Analysis

Overview

This discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report.  This discussion includes forward-looking statements that involve risk and uncertainties.  The following financial information for the years ended December 31, 2008 and December 31, 2007 should be considered in light of the completion of the sale of substantially all of the operating assets of the Company on December 31, 2007 and the fact that the Company currently has no operations other than to seek a target company with which to merge or to complete a business combination, as described above in Item 1.  The Company can give no assurance that any such a transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction.   If we do not complete a transaction within a reasonable time frame, we may liquidate.

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

Results of Operations

On December 31, 2007, the Company sold substantially all of its operating assets hence, during 2008 there were no operations other than activities related to the maintenance of the public entity and the search for a suitable merger candidate. Therefore, the Company had no revenue, cost of sales, and depreciation expense and substantially no research and development expenses and selling expenses.

The Company is seeking a target company with which to merge or to complete a business combination.  In any transaction, it is expected that the Company would be the surviving legal entity and the shareholders of the Company would retain a percentage ownership interest in the post-transaction company.  The Company does not plan to restrict its search to any specific business, industry or geographic location, and it may participate in a business venture of virtually any kind or nature.

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

The comparison of results below should take into account that the Company had no operating activities during the year ended December 31, 2008

2008 Compared to 2007

The Company had net loss of $667,432 in 2008 compared to net income of $93,492 in 2007, for a change of $760,924. The decrease was due primarily to a $1,453,113 gain on the sale of assets and proceeds of approximately $490,000 from sale of unused net operating loss tax benefits offset in part by a reduction in severance related expenses of $834,986.

Revenues for 2008 were zero as compared to $3,314,503 for 2007. Cost of sales for the year ended December 31, 2008 was zero compared to $1,518,067 for the same period in 2007. This was due to the fact that the company sold substantially all of its operating assets on December 31, 2007 and therefore had no operating activities during 2008.

Research and development expenses decreased to $236 for 2008 from $328,797 for 2007. This was due to the fact that the Company sold substantially all of its operating assets on December 31, 2007 and therefore had no operating activities during 2008.

Selling, general and administrative (“SG&A”) expenses decreased 78% to $694,917 in 2008 from $3,221,267 in 2007. This was due to the fact that the Company sold substantially all of its operating assets on December 31, 2007 and therefore had no operating activities during 2008. The only expenses incurred during 2008 were activities related to the maintenance of the public entity and the search for a suitable merger candidate of which approximately $409,528 were for salaries and payroll related expenses for Messrs. Corn and Delaney, professional fees (including accounting, legal shareholder relations, etc.) of $203,038 and $46,299 for various non-payroll related insurance expenses.

Depreciation was zero for 2008 compared to $21,887 for 2007. This was due to the fact that the Company sold substantially all of its operating assets on December 31, 2007 and therefore had no operating activities during 2008.

The Company acquired a corporation business tax benefit certificate pursuant to New Jersey law, which relates to the surrendering of unused New Jersey net operating losses.  During the year ended December 31, 2007, the Company received cash proceeds relating to the sale of these net operating losses of approximately $490,000. During the year ended December 31, 2008, the Company did not receive any proceeds from the sale of its net operating losses since during 2008 it did not meet the net operating loss sale requirements for the state of NJ program.

Liquidity and Capital Resources

The Company will not generate any future revenues until, at the earliest, after the consummation of a business combination.  In addition, the Company may need to raise additional funds in connection with the completion of such a transaction.

The Company's working capital balance as of December 31, 2008 was $1,185,039 compared to $1,841,846 at December 31, 2007. The decrease of $656,807 was due primarily to the expenses related to the activities for the maintenance of the public entity and the search for a suitable merger candidate of $695,153 and tax expense of $14,694 offset in part by interest earned of $42,415. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions.  The Company believes that it has sufficient cash on hand to meet these cash requirements during the next year.

Net cash used in operating activities was $1,365,369 for the year ended December 31, 2008 which included a net loss of $667,432, reduction in accounts payable of $218,660 offset in part by a reduction of other receivables of $396,835 related to retained accounts receivable collected during 2008 pursuant to the Sale of substantially all the assets.  Cash used in operating activities also includes the payment of accrued payroll and other expenses from the prior year in the amount of $879,986.

Net cash used in investing activities for the year ended December 31, 2008 was zero. Cash provided by investing activities for the year ended December 31, 2007 was $2,342,782, which consisted primarily of cash received from the sale of substantially all the assets of the Company of $2,880,000 offset in part by investing activities in capitalized software expenditures of $535,839.

Net cash provided by financing activities was $315 for the year ended December 31, 2008 related to the exercise of certain stock options compared to $64,213 for the year ended December 31, 2007. During the year ended December 31, 2007 the cash provided was primarily from net borrowings from revolving credit facility of $52,503 and proceeds from the exercise of stock options of $15,696.

Off-Balance Sheet Arrangements

As of March 23, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.  As of December 31, 2008, the Company’s significant estimates include its deferred tax asset valuation.

 Recent Accounting Pronouncements

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on its results of operations and financial condition.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

Item.7A Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements required hereby are located on pages 25 through 44.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T): Controls and Procedures

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B: Other Information

None.

Part III

Item 10: Directors, Executive Officers, and Corporate Governance

The directors and executive officers of the Company as of December 31, 2008 are as follows:

Name	Age	Position Held with the Company

Norman E. Corn	62	Chief Executive Officer and Director

Patrick E. Delaney	55	Chief Financial Officer

Stephen M. Deixler	73	Chairman of the Board of Directors

Frank S. Russo	66	Director

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

Audit Committee Financial Expert

The Company~~’s~~ Audit Committee currently consists of Messrs. Stephen M. Deixler and Frank S. Russo.  The Board of Directors has determined, based on information provided to it by Mr. Deixler, that Mr. Deixler qualifies as a “audit committee ~~"~~financial expert~~.~~” as defined by Item 407(d)(5)(ii) of Regulation S-K.  In addition, the Board of Directors has determined that Mr. Deixler is “independent” within the meaning of Nasdaq Rule 4200(a)(15).

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

Each of Messrs. Deixler, Russo and Levine failed to file a Form 4 with respect to the grant to each such director of options to purchase 1,500 shares of common stock on March 25, 2008.

Each of Messrs. Deixler, Russo and Levine failed to file a Form 4 with respect to the grant to each such director of options to purchase 14,500 shares of common stock on May 19, 2008.

Each of Messrs. Deixler, Russo and Levine failed to file a Form 4 with respect to the grant to each such director of options to purchase 1,500 shares of common stock on August 11, 2008.

Each of Messrs. Deixler and Russo failed to file four Form 4s with respect to grants to each such director of options to purchase 1,500 shares of common stock, on each of November 11, 2008, December 4, 2008, December 15, 2008 and December 30, 2008, as compensation for attendance at various Board meetings. Code of Ethics

The Company has a Code of Ethics in place for all of its employees, including its principal executive officer, principal financial officer, and principal accounting officer or controller. A copy of the Company's Code of Ethics will be provided free of charge, upon written request to Clacendix, Inc., 2001 Route 46, Parsippany, NJ 07054.

Stockholder Recommendations of Board Nominees

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors since our last proxy statement filed with the SEC.

Item 11: Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned, whether paid or deferred, by the Company's principal executive officer at December 31, 2008 (“PEO”), and the other most highly compensated executive officer other than the PEO at December 31, 2008 (the "Named Executive Officers") for services rendered in all capacities to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Norman E. Corn/ Chief Executive Officer	2008	167,083	-	3,585	6,429	(2)	177,097
	2007	235,000	-	-	369,730	(3)	604,730
Patrick E. Delaney Chief Financial Officer	2008	150,000	-	3,585	5,700	(2)	159,285
	2007	200,000	-	-	305,700	(4)	505,700

(1) The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2007 in accordance with SFAS123(R). The assumptions we used to calculate these amounts are discussed in the notes to our consolidated financial statements included in this Form 10-K for the year ended December 31, 2008 and our Form 10-KSB for the year ended December 31, 2007.
(2) Includes life and disability insurance premiums paid by the Company.
(3) Includes auto allowance, life insurance and disability insurance premiums paid by the Company, and a severance amount of $352,500.
(4) Includes auto allowance and medical benefit premiums paid by the Company, and a severance amount of $300,000.

Narrative Disclosure to Summary Compensation Table

Mr. Corn, the Company’s Chief Executive Officer, and Mr. Delaney, the Company’s Chief Financial Officer are currently  employed by the Company through March 31, 2009, unless terminated earlier by either the Company or the relevant officer upon thirty days prior notice.  Effective July 1, 2008, each of Messrs. Corn and Delaney’s compensation was adjusted to an annualized base salary of $100,000, as compared to previous annual base salaries of $235,000 and $200,000, respectively.  Mr. Corn is eligible to receive reimbursement for life and disability insurance.  Mr. Delaney is eligible to receive to receive reimbursement for medical benefits and life and disability insurance.  In addition, Messrs. Corn and Delaney will continue to receive reimbursement for reasonable business expenses.

In connection with the consummation of the sale of substantially all the operating assets of the Company and Mr. Corn’s original agreement to remain with the Company through June 30, 2008 in order to facilitate either a business combination with a third party or the liquidation of the Company, the Company agreed to pay Mr. Corn a total of $352,500.  As agreed, on January 15, 2008, $176,250 of such amount was paid, and on July 15, 2008, the remaining $176,250 was paid to Mr. Corn.  In addition, as previously disclosed, the Company agreed similarly to pay Mr. Delaney a total of $300,000.  As agreed, on January 15, 2008, $150,000 of such amount was paid and on July 15, 2008, the remaining $150,000 was paid to Mr. Delaney.  These amounts are the equivalent of the 18 months of salary that would have been due and payable as severance to each of Messrs. Corn and Delaney under their respective employment agreements had they been terminated as a result of a change of control of the Company for any reason other than cause.  No additional severance compensation is due to Messrs. Corn and Delaney.

Previously, the Company was a party to an employment agreement with Mr. Corn dated August 15, 2003, as amended effective November 10, 2004 and December 19, 2007, which had no specific stated termination date.  Pursuant to the agreement Mr. Corn served as our Chief Executive Officer, at will, at an annual base salary of $235,000, as stated above.  In addition, he received reimbursement for life and disability insurance.  On January 28, 2004, we awarded Mr. Corn 800,000 fully vested incentive stock options to purchase common stock at $0.115 per share and 750,000 fully vested non-qualified stock options to purchase common stock at $0.06 per share,  of which 488,404 expired on January 28, 2009.  On January 23, 2006, the Company awarded Mr. Corn 250,000 stock options to purchase common stock at $0.18 per share which vest on a pro-rata basis over a three year period from grant date and any unvested shares would vest upon a change of control as defined in the 2006 Stock Option Plan.

In addition, the Company was previously a party to an employment agreement with Mr. Delaney, dated September 15, 2003, as amended effective November 10, 2004 and December 19, 2007, which had no specific stated termination date.  Pursuant to the agreement, Mr. Delaney served as our Chief Financial Officer at will, at an annual base salary of $200,000, as stated above.  In addition, he received reimbursement for medical benefits and life and disability insurance.  On January 28, 2004, we awarded Mr. Delaney 800,000 fully vested incentive stock options to purchase common stock at $0.115 per share and 250,000 fully vested non-qualified stock options to purchase common stock at $0.045 per share, all of which expired on January 28, 2009.  On January 23, 2006, the Company awarded Mr. Delaney 250,000 stock options to purchase common stock at $0.18 per share which vest on a pro-rata basis over a three year period from grant date and any unvested shares would vest upon a change of control as defined in the 2006 Stock Option Plan.

Outstanding Equity Awards at December 31, 2008:

The following table sets forth the number and value of options held by each of the Named Executive Officers as of December 31, 2008.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) UnExercisable	Option Exercise Price ($)	Option Expiration Date(2)
Norman E. Corn	800,000	-	0.115	1/28/09
Norman E. Corn	488,404	-	0.060	1/28/09
Norman E. Corn/(1)	229,376	20,624	0.180	1/23/11
Patrick E. Delaney	800,000	-	0.115	1/28/09
Patrick E. Delaney/(1)	229,376	20,624	0.180	1/23/11

 (1) All options vest as follows: 34% of the total number of shares subject to each option vest and become exercisable 12 months from date of grant, and options to purchase the remaining 66% of the number of shares subject to each option vest and become exercisable in 8 equal installments of 8.25% of the number of shares subject to each option, at the end of every three month period following the 12 month anniversary of the grant date. Outstanding un-vested options will vest upon change of control as defined in the 2006 Stock Option Plan.
(2) All options have a 5 year term.

Director Compensation for the Fiscal Year ended December 31, 2008.

 The following table shows director compensation for all directors who are not Named Executive Officers earned for the year ended December 31, 2008.

Name	Option Awards($)(4)	Total ($)

Stephen M. Deixler/(1)	821	821
Frank S Russo/(2)	747	747
Philip Levine/(3)	821	821

 (1) Mr. Deixler has 105,500 options outstanding as of December 31, 2008.
(2) Mr. Russo has 104,000 options outstanding as of December 31, 2008.
(3) Mr. Levine had no options outstanding as of December 31, 2008.  Mr. Levine resigned from the Board of Directors of the Company, effective September 1, 2008.
(4) The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2008 in accordance with SFAS123(R). The assumptions we used to calculate these amounts are discussed in Note 2 to our consolidated financial statements included in this Form 10-K for the year ended December 31, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
As of December 31, 2008

			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))

Plan Category

Equity compensation plans approved by security holders/(1)/	2,268,252	0.12	1,690,576

Equity compensation plans not approved by security holders/(2)/	1,700,904	0.09	-

Total	3,969,156	0.21	1,690,576

(1)	Shareholder Approved Plans

On January 23, 2006, the Company adopted its 2006 Stock Option Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2006 Plan is 300,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On November 8, 2006 the shareholders approved the plan. As of December 31, 2008, 371,500 options were outstanding under the 2006 Plan, of which 350,876 were exercisable.

In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. As of December 31, 2008, 838,000 options were outstanding and exercisable under the 2000 Plan.

In June 1998, the Company adopted its 1998 Stock Option Plan (the "1998 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. As of December 31, 2008, 1,100,000 options were outstanding under the 1998 Plan, of which 1,079,376 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1994 Plan, as amended, is 1,250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. As of December 31, 2008, no options were outstanding and exercisable under the 1994 Plan.

During the years ended 2008 and 2007, there were no options granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. The Company did not meet the targets for 2001 and, as such, all options granted under the TARSAP in 2001 will vest seven years from the original date of grant. As of December 31, 2008, no options were outstanding and exercisable under the TARSAP Plan.

(2)	Non-Shareholder Approved Plans and Awards

During 2007, the Company granted 1,775,000 warrants to purchase shares of Common Stock outside of the shareholder approved plans. Of this grant, 562,500 warrants were canceled and returned to the Company during 2007.  The awards were made to employees, directors and consultants, and except as noted below, have been granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has not reserved a specific number of shares for such awards. The non-shareholder approved awards are more specifically described below.

In January 2004, the Company issued options to certain officers to purchase 1,000,000 shares of the Company’s Common Stock, which vested immediately. The exercise price of the options ranged from $0.045 to $0.06. At December 31, 2008, 488,404 options were outstanding and exercisable.

On January 26, 2007, the Company entered into an agreement with a consultant. In connection with this agreement, the Company issued fully vested warrants with a two year term to purchase 1,500,000 shares of the Company’s Common Stock at $0.10 per share for a total value of $133,709 based on the Black-Scholes model. On May 1, 2007, the Company amended this previous agreement made on January 26, 2007 with a consultant. In connection with this amendment, the Company received back fully vested warrants with a two year term to purchase 562,500 shares of the Company’s Common Stock at $0.10 per share for a total value of $50,141 based on the Black-Scholes model. The remaining value of approximately $48,000 was credited to deferred compensation. At December 31,2008, warrants to purchase 937,500 shares of Common Stock were outstanding and exercisable. The warrants under the amended agreement expired unexercised on January 28, 2009.

On July 17, 2007, the Company received in aggregate of $50,000 from two investors through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the notes is 20% per annum and the effective interest rate is 20.86%. In conjunction with these notes, the Company granted to the note holders warrants with a two year term to purchase an aggregate of 50,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $2,050 based on the relative fair value of the warrants. The deferred debt discount was amortized to interest expense. At December 31,2008, warrants to purchase 50,000 shares of Common Stock were outstanding and exercisable.

On August 21, 2007, a Board member of the Company advanced an aggregate of $125,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum and the effective interest rate is 20.86%. In conjunction with this note, the Company granted to the note holder warrants with a two year term to purchase an aggregate of 125,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $5,125 based on the relative fair value of the warrants.  The deferred debt discount was amortized to interest expense. At December 31,2008, warrants to purchase 125,000 shares of Common Stock were outstanding and exercisable.

On September 10, 2007, the Company received in aggregate of $100,000 from an investor through the issuance of a promissory note due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note is 20% per annum and the effective interest rate is 20.86%. In conjunction with this note, the Company granted to the note holder warrants with a two year term to purchase an aggregate of 100,000 shares of common stock for $0.05 per share. This note was recorded net of a debt discount of $4,100 based on the relative fair value of the warrants. The deferred debt discount was amortized to interest expense. At December 31,2008, warrants to purchase 100,000 shares of Common Stock were outstanding and exercisable.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 17, 2009 by each person (or group within the meaning of Section 13(d)(3) of the Exchange Act) known by the Company to own beneficially 5% percent or more of the Company's Common Stock, and by the Company's directors and Named Executive Officers, both individually and as a group.  Unless otherwise noted, the address of each person in the table is c/o the Company, 2001 Route 46,  Parsippany, NJ 07054.

As used in these two tables, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 17, 2009 through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights (including conversion from Preferred Stock) which are currently exercisable or exercisable within sixty days are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 33,056,161 shares of Common Stock and 155,557 shares of Preferred Stock outstanding as of March 26, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Austin W. Marxe David M. Greenhouse 527 Madison Avenue, Suite 2600 New York, NY 10022	11,258,068	/(1)/	34.06%
Common Stock	Norman E. Corn	485,972	/(2)/	1.47%
Common Stock	Patrick E. Delaney	459,376	/(3)/	1.39%
Common Stock	Stephen M. Deixler	2,741,016	/(4)/	8.29%
Common Stock	Frank S. Russo	381,780	/(5)/	1.15%
Common Stock	Directors and Executive Officers as a group (5 persons)	4,068,144		12.31%

 (1) Based on a Schedule 13D/A filed on March 9, 2007 by Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”).  Marxe and Greenhouse share sole voting and investment power over 1,929,971 shares of Common Stock owned by Special Situations Cayman Fund, L.P., 1,213,957 shares of Common Stock owned by Special Situations Fund III, L.P., 5,052,040 shares of Common Stock owned by Special Situations Fund III QP, L.P.,  2,084,729 shares of Common Stock owned by Special Situations Private Equity Fund, L.P., 153,901 shares of Common Stock owned by Special Situations Technology Fund, L.P. and 823,470 shares of common stock owned by Special Situations Technology Fund II, L.P.

(2) Includes 224,376 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2009.

(3)  Includes 209,276 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2009.

(4)  Does not include 967,477 shares of Common Stock owned by Mr. Deixler's mother, children and grandchildren as to which shares Mr. Deixler disclaims beneficial ownership. Includes 480,560 shares of Common Stock subject to conversion from 48,056 shares of Preferred Stock within 60 days of March 31, 2008, 130,500 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2008, and 2,200 shares of common stock owned by Mr. Deixler’s wife in which he claims beneficial ownership of.

(5)   Includes 277,780 shares of Common Stock subject to conversion from 27,778 shares of Preferred Stock within 60 days of March 31, 2008 and 104,000 shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

None.

Director Independence

The Board of Directors has determined that Stephen M. Deixler and Frank S. Russo, constituting a majority of the directors and who are currently the only members of the audit committee, compensation committee and nominating committee are “independent” within the meaning of Nasdaq Rule 4200(a)(15), and that they are also “independent” for purposes of Rule 10A-3 of the Exchange Act.   Norman E. Corn is not “independent” within the meaning of Nasdaq Rule 4200(a)(15) but does participate, although not as a member of the Nominating Committee, in the nominating process.  In addition, Philip Levine, who resigned from the Board of Directors of the Company, effective September 1, 2008, and who was formerly a member of the audit committee, compensation committee and nominating committee, was “independent” within the meaning of Nasdaq Rule 4200(a)(15) and for purposes of Rule 10A-3 of the Exchange Act.

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

Item 14.  Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Marcum & Kliegman LLP (“Marcum”) for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2008, and December 31, 2007, and fees billed for other services rendered by Marcum during those periods.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Audit Fees(1)	$57,350	$106,915

Audit Related Fees(2)	-	-

Tax Fees (3)	-	-

All Other Fees(4)	-	-

(1)	Audit fees were principally for audit work performed on our annual financial statements and review of our interim financial statements
(2)	Marcum did not provide any “audit-related services” during the period.
(3)	Marcum did not provide any “tax services” during the period.
(4)	Marcum did not provide any “other services” during the period.

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

Item 15. Exhibits, Financial Statement Schedules
(a) Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. /(7)/

3.2	Certificate of Amendment of the Certificate of Incorporation of Clacendix, Inc., filed on July 15, 2008. *

3.3	By-Laws of the Company. /(1)/

4.1	1994 Stock Option Plan of the Company. /(7)/

4.2	1998 Stock Option Plan of the Company. /(1)/+

4.3	2000 Stock Option Plan of the Company. /(7)/

4.4	2006 Stock Option Plan of the Company. /(7)/

4.5	Form of Warrant Agreement by and between the Company and McGat Enterprises, LLC, dated January 29, 2007. /(10)/

4.6	Form of Warrant Agreement by and between the Company and Allan Dlugash dated August 13, 2007.*

4.7	Form of Warrant Agreement by and between the Company and Ira Kevelson dated August 13, 2007.*

4.8	Form of Warrant Agreement by and between the Company and Frank Russo dated August 13, 2007.*

4.9	Form of Warrant Agreement by and between the Company and Carmen Vena dated September 9, 2007.*

10.1	Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein. /(2)/

10.2	Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002. /(3)/

10.3	Amended and Restated Employment Agreement dated September 8, 2003, by and between the Company and Norman E. Corn. /(5)/+

10.4	First Amendment to the Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn dated November 10, 2004. /(6)/+

10.5	Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney. /(4)/+

10.6	First Amendment to the Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney dated November 10, 2004. /(6)/+

10.7	Option Agreement dated January 28, 2004 by and between the Company and Norman E. Corn. /(6)/+

10.8	Option Agreement dated January 28, 2004 by and between the Company and Patrick E. Delaney. /(6)/+

Exhibit No.	Description

10.9	Purchase Agreement by and between the Company and the purchasers named therein dated March 31, 2005. /(8)/

10.10	Registration Rights Agreement by and between the Company and the investors named therein dated March 31, 2005. /(8)/

10.11	Form of Incentive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(9)/+

10.12	Form of Nonqualified Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(9)/+

10.13	Form of Restrictive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(9)/+

10.14	Asset Purchase Agreement by and between Cryptek, Inc. and ION Networks, Inc. dated November 19, 2007. /(11)/

10.15	Letter Agreement dated December 19, 2007, between the Company and Norman E. Corn. /(12)/+

10.16	Letter Agreement dated December 19, 2007, between the Company and Patrick E. Delaney. /(12)/+

21.1	List of Subsidiaries. /(6)/

23.1	Independent Registered Public Accountants Consent *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on April 22, 1999.
(2) Incorporated by reference to the Company’s Annual report on Form 10-KSB filed on June 29, 2001.
(3) Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on March 4, 2002.
(4) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 17, 2003.
(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on September 12, 2003.
(6) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 24, 2005.
(7) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 29, 2006.
(8) Incorporated by reference to the registrant’s Form 8-K filed with the SEC on April 5, 2005.
(9) Incorporated by reference to the registrant’s Form 8-K filed with the SEC on November 14, 2006.
(10) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on March 30, 2007.
(11) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 19, 2007.
(12) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed for the year ended December 31, 2007.

* Filed herewith
+ Management contract for compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2009
CLACENDIX, INC.

By:	/s/ Norman E. Corn
Norman E. Corn
Chief Executive Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2009:

Signature	Title

/s/ Norman E. Corn	Chief Executive Officer and Director
Norman E. Corn

/s/ Patrick E. Delaney	Chief Financial Officer and Principal Accounting
Patrick E. Delaney	Officer

/s/ Stephen M. Deixler	Chairman of the Board of Directors
Stephen M. Deixler

/s/ Frank S. Russo	Director
Frank S. Russo

Clacendix, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2008)

Index to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Page(s)

Report of Independent Registered Public Accounting Firm	26

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	27

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007	28

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	29

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008 and 2007	30

Notes to Consolidated Financial Statements	31-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Clacendix, Inc.

We have audited the accompanying consolidated balance sheets of Clacendix, Inc. and Subsidiary (A Development Stage Company Commencing January 1, 2008) (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clacendix, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

New York, New York
March 26, 2009

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$1,160,587	$2,525,641
Restricted cash	321,329	320,000
Other receivables	1,033	397,868
Prepaid expenses and other current assets	3,239	9,527
Total assets	$1,486,188	$3,253,036

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$115,220	$333,880
Accrued expenses	152,853	164,248
Accrued payroll and related liabilities	17,262	897,248
Accrued interest – related party	15,814	15,814
Total liabilities	301,149	1,411,190

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156	156
Common stock – par value $.001 per share; authorized 750,000,000 shares; 33,056,161 and 33,047,161 shares issued and outstanding at December 31, 2008 and 2007, respectively	33,057	33,048
Additional paid-in capital	45,873,145	45,862,529
Accumulated deficit	(44,053,887)	(44,053,887)
Deficit accumulated during the development stage	(667,432)	-
Total stockholders’ equity	1,185,039	1,841,846
Total liabilities and stockholders’ equity	$1,486,188	$3,253,036

The accompanying notes are an integral part of these consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
Consolidated Statements of Operations

	Years Ended December 31,
	2008 (A)	2007

Net sales	$-	$3,314,503

Cost of sales	-	1,518,067
Gross margin	-	1,796,436

Operating expenses:
Research and development expenses	236	328,797
Selling, general and administrative expenses	694,917	3,221,267
Depreciation expense	-	21,887
Total operating expenses	695,153	3,571,951

Loss from operations	(695,153)	(1,775,515)

Gain on sale of assets	-	1,453,113
Other income	-	3,301
Interest expense- related party	-	(10,012)
Interest income/(expense)	42,415	(66,693)

Loss before income tax (expense) benefit	(652,738)	(395,806)

Income tax (expense)/benefit	(14,694)	489,298

Net (loss) income	$(667,432)	$93,492

Per share data:
Net (loss) income per common share
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average number of common shares outstanding
Basic	33,048,493	32,799,899
Diluted	33,048,493	34,553,372

The accompanying notes are an integral part of these consolidated financial statements.

(A)  Also represents the development stage period from January 1, 2008 (inception) through December 31, 2008.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008 (A)	2007

Cash flows from operating activities
Net (loss) income	$(667,432)	$93,492

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	-	386,183
Provision for inventory reserve	-	(28,638)
Non-cash stock-based compensation	10,310	114,328
Gain on sale of assets	-	(1,453,113)
Interest income on restricted cash	(1,329)	-
Deferred rent	-	2,683
Deferred compensation	-	47,355
Amortization of deferred financing costs	-	25,775
Changes in operating assets and liabilities:
Accounts receivable	-	70,172
Other receivables	396,835	(397,868)
Inventories	-	309,428
Prepaid expenses and other current assets	6,288	(26,160)
Other assets	-	10,085
Accounts payable	(218,660)	89,231
Accrued expenses	(11,395)	(199,115)
Accrued payroll and related liabilities	(879,986)	815,732
Deferred income	-	(6,860)
Net cash used in operating activities	(1,365,369)	(147,290)

Cash flows from investing activities
Acquisition of property and equipment	-	(1,379)
Capitalized software expenditures	-	(535,839)
Proceeds from the sale of assets	-	2,880,000
Net cash provided by investing activities	-	2,342,782

Cash flows from financing activities
Principal payments on debt and capital leases	-	(2,319)
Proceeds from notes payable	-	150,000
Proceeds from notes payable - related parties	-	175,000
Repayment of notes payable	-	(150,000)
Repayment of notes payable - related parties	-	(175,000)
Borrowings from revolving credit facility	-	1,166,788
Repayments of revolving credit facility	-	(1,114,285)
Proceeds from the exercise of stock options	315	15,696
Deferred financing costs	-	(1,667)
Net cash provided by financing activities	315	64,213

Net (decrease)increase in cash and cash equivalents	(1,365,054)	2,259,705

Cash and cash equivalents – beginning of year	2,525,641	265,936

Cash and cash equivalents – end of year	$1,160,587	$2,525,641

Supplemental disclosure of cash flow information
Cash paid during period for interest	$-	$43,459

Cash paid during period for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

(A)  Also represents the development stage period from January 1, 2008 (inception) through December 31, 2008.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

	Preferred		Common		Additional Paid-In Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage	Deferred Compensation	Total Stockholders’ Equity
	Shares	Stock	Shares	Stock

Balances, December 31, 2006	155,557	$156	32,785,565	$32,786	$45,685,412	$(44,147,379)	$-	$-	$1,570,975

Net income	-	-	-	-	-	93,492	-	-	93,492

Exercise of stock options and warrants, net at $0.06 per share	-	-	261,596	262	15,434	-	-	-	15,696

Non-cash stock-based compensation	-	-	-	-	114,328	-	-	-	114,328

Issuance of warrants to consultant at $0.09 per share	-	-	-	-	133,709	-	-	(133,709)	-

Cancelation of warrants to consultant	-	-	-	-	(86,354)	-	-	86,354	-

Amortization of deferred compensation	-	-	-	-	-	-	-	47,355	47,355

Balances, December 31, 2007	155,557	156	33,047,161	33,048	45,862,529	(44,053,887)	-	-	1,841,846

Net loss incurred during the development stage	-	-	-	-	-	-	(667,432)	-	(667,432)

Exercise of stock options $0.03 per share	-	-	9,000	9	306	-	-	-	315

Non-cash stock-based compensation	-	-	-	-	10,310	-	-	-	10,310

Balances, December 31, 2008	155,557	$156	33,056,161	$33,057	$45,873,145	$(44,053,887)	$(667,432)	$-	$1,185,039

The accompanying notes are an integral part of these consolidated financial statements.

Clacendix, Inc. and Subsidiary
(A Development Stage Company Commencing January 1, 2008)
Notes to Consolidated Financial Statements

1.  Organization, Basis of Presentation and Plan of Operation

Organization and Basis of Presentation

ION Networks, Inc. (“ION”), a Delaware corporation founded in 1999 through the combination of two companies — MicroFrame, a New Jersey Corporation (the predecessor entity to ION, originally founded in 1982), and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland (originally founded in 1994), designed, developed, manufactured and sold network and information security and management products to corporations, service providers and government agencies.  On December 31, 2007, ION Networks, Inc. changed its name to Clacendix, Inc. The accompanying consolidated financial statements include the accounts of Clacendix, Inc. and ION Networks, N.V., a wholly-owned, inactive subsidiary (collectively, the “Company”).

As discussed further below, on December 31, 2007, the Company sold substantially all of its operating assets. The Company is currently operating as a shell company with no active operations.  Effective January 1, 2008, the Company commenced reporting as a development stage enterprise under SFAS No. 7 (“Accounting and Reporting for Development Stage Enterprises”).

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

The closing of the Transaction occurred immediately upon the conclusion of the Annual Meeting of Shareholders.  Pursuant to the Asset Purchase Agreement, the Company sold to Cryptek, Inc. substantially all of the operating assets of the Company in exchange for the total consideration of $3,771,040 which was made up as follows: (i) $3,200,000 in cash, (ii) $338,187 in receivables receipts which will flow to the Company and (iii) $232,853 in certain assumed liabilities.  At the closing of the Transaction, $320,000 was reduced from the total cash delivered to the Company and deposited in an escrow account to provide for any claims against the Company’s transferred Intellectual Property which may arise within one year of the closing date.  This escrow amount has been classified as Restricted Cash as of December 31, 2008 and 2007. During 2009, the escrow amount was refunded to the Company per the terms of the purchase agreement.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (United States) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.  As of December 31, 2008, the Company’s significant estimates include its deferred tax asset valuation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include demand deposits and money market accounts.

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

Inventories

Prior to the sale of substantially all the operating assets of the Company, the inventories were stated at the lower of cost (average cost) or market. Reserves for slow moving and obsolete inventories were provided based on historical experience and current product demand.

Property and Equipment

Prior to the sale of substantially all the operating assets of the Company, property and equipment were stated at cost. Depreciation was calculated using the straight-line method over the estimated useful lives of the assets, which are generally two to five years. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, were charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the consolidated statements of operations in the period of disposal.

Deferred Financing Costs

Costs incurred in conjunction with borrowing facilities have been capitalized as Deferred Financing Costs and were amortized over the term of the respective agreements.

Capitalized Software

Prior to the sale of substantially all the operating assets of the Company, the Company capitalized computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Capitalized costs were amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenues from the sales of that software, or (ii) the straight-line method over the estimated useful life of the product.

The Company recorded impairment losses on capitalized software and other long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates were based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company’s estimates.

The Company capitalized $535,839 of software development costs for the year ended December 31, 2007. Amortization expense totaled $364,296 for the year December 31, 2007 and was included in cost of sales in the accompanying consolidated financial statements. On December 31, 2007, all of the Company’s remaining capitalized software was sold to Cryptek as part of the sale of substantially all of the operating assets of the Company.

Research and Development Costs

Prior to the sale of substantially all the operating assets of the Company, the Company charged all costs incurred to establish the technological feasibility or enhancement of a product to research and development expense in the period incurred.

Advertising Costs

Advertising costs were expensed as incurred. The Company incurred approximately $1,000 in advertising costs for the year ended December 31, 2007. There were no expenses during the year ended December 31, 2008.

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

Fair Value of Financial Instruments

The carrying value of items included in working capital approximates fair value because of the relatively short maturity of these instruments.

Net Income/(Loss) Per Share of Common Stock

Basic net income/(loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income/(loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The following table sets forth the components used in the computation of basic and diluted income/(loss) per common share:

	For the years ended
	December 31, 2008*	December 31, 2007**
Weighted average common shares outstanding, basic	33,048,493	32,799,899
Incremental shares of common stock equivalents	-	37,321
Conversion of preferred stock to common stock	-	1,555,570
Conversion of in the money warrants to common stock	-	160,582
Weighted average common shares outstanding, diluted	33,048,493	34,553,372

* Potential common shares relating to options, warrants and convertible preferred stock of 5,562,974 for the year ended December 31, 2008, were excluded from the computation of diluted earnings per share, as their inclusion would be anti dilutive.
** Potential common shares relating to options, warrants and convertible preferred stock of 7,029,679 for the year ended December 31, 2007, were excluded from the computation of diluted earnings per share, as their exercise prices were greater than the average market price of the common stock during the period.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. Stock-based compensation expense for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model.  The Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Stock based compensation for the years ended December 31, 2008 and 2007 was recorded in the consolidated statements of operations as follows:

	For the Years Ended December 31,
	2008	2007

Cost of Sales	$-	$4,614
Research and Development Expenses	-	34,232
Selling, General and Administrative Expenses	10,310	75,482

Total	$10,310	$114,328

The fair value of share-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values as follows:

	Years Ended December 31
	2008	2007
Risk-free interest rate	1.47%-3.27%	3.39%-5.05%
Dividend yield	N/A	N/A
Expected volatility	227-265%	202-224%
Expected life in years	5	5
Expected forfeiture rate (through term)	0%	0%

Income Taxes

In accordance with SFAS 109, “Accounting for Income Taxes,” deferred income tax assets and liabilities are computed annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities.  A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

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

In many cases the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2008, the Company believes that there are no significant uncertain tax positions requiring recognition in these consolidated financial statements.

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

4. Property and Equipment

Depreciation expense for property and equipment for the year ended December 31, 2007 amounted to $21,887. During the year ended December 31, 2007 the Company retired fully depreciated assets amounting to $21,011.

5. Notes Payable

Related Parties

In June 2007, certain Board members and an officer of the Company advanced an aggregate of $50,000 through the issuance of promissory notes due the earlier of the receipt of any proceeds from the sale of State of New Jersey Net Operating Losses or six months from the date of the note. The interest rate on the note was prime plus 1.75% per annum. In December 2007, this note was paid in full. During the year ended December 31, 2007, the Company incurred interest expense of $2,341 relating to this note.

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

6.  Convertible Debenture – Related Party

On August 5, 2004, the Company issued a convertible debenture (the “Debenture”) for $200,000 cash to Stephen M. Deixler, one of the Company’s directors. The Debenture would have matured on August 5, 2008 and had an interest rate of five (5%) percent per annum, compounded annually. On February 15, 2006, Mr. Deixler converted the Debenture into 2,409,639 shares of common stock. The accrued interest of $15,814 can only be converted by the borrower and is included in current liabilities as of December 31, 2008 and 2007.

7. Revolving Credit Facility

On September 21, 2005, the Company entered into the asset based Revolving Credit Facility for $2.5 million with Bridge Bank, N.A. The Revolving Credit Facility had a two-year term, which upon maturity required payment of the outstanding principal and interest balance. The Revolving Credit Facility provided for advances of up to $2.0 million based on a certain percentage of eligible accounts receivable and inventory. The annual interest rate was prime plus 1.75%, with a minimum prime rate of 6.25%. Certain assets of the Company secured the Revolving Credit Facility, and the Company was subject to certain financial and restrictive covenants, as defined in the agreement.

On July 26, 2007, the Company amended its Revolving Credit Facility with Bridge Bank, N.A.  The amended facility had a two-year term, and provides for advances based on certain eligible accounts receivables, which also serves as collateral for the loan. The annual interest rate is prime plus 1.75%. The financial covenant requirements of the Company were eliminated with the amended Revolving Credit Facility. As of December 31, 2007, the Company paid all outstanding balances and fees and terminated the Revolving Credit Facility.

8. Income Taxes

Income Taxes

As of December 31, 2008, the Company has available federal and state net operating loss carry forwards of approximately $44,735,000 and $12,903,000, respectively, to offset future taxable income. The federal net operating loss carry forwards expire during the years 2011 through 2028. In addition, the Company has investment tax credits and research and development credits carry forwards aggregating approximately $340,000, which may provide future tax benefits, expiring from 2009 through 2020. The Internal Revenue Code contains provisions which will limit the net operating loss carry forward available for use in any given year if significant changes in ownership interest of the Company occur.

The Company obtained a corporation business tax benefit certificate pursuant to New Jersey law which allows the sale of unused New Jersey net operating losses and investment credit carry forwards. For the year ended December 31, 2007, the Company received a benefit of $492,069.

The tax effect of temporary differences which make up the significant components of the net deferred tax asset and liability at December 31, 2008 and 2007 are as follows:

	2008	2007
Current deferred tax assets
Accrued expenses	$35,474	$171,974
Valuation allowance	(35,474)	(171,974)
Net current deferred tax assets	-	-

Noncurrent deferred tax assets
Net operating loss carry forwards	15,984,060	15,657,994
Research and development credit	342,058	405,078
Stock based compensation	44,032	79,465
Total noncurrent deferred tax assets	16,370,150	16,142,537
Valuation allowance	(16,370,150)	(16,142,537)
Net noncurrent deferred tax assets	-	-

Net noncurrent deferred tax (liabilities) assets	$-	$-

The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.  During the years ended December 31, 2008 and 2007, the Company had an annual change in the valuation allowance of approximately $227,000 and $415,000, respectively.

The reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2008		2007
Statutory federal income tax rate (benefit)	(34.00	) %	34.00%
State taxes	(6.00)		6.00
State alternative minimum tax	2.00		-
Sales of net operating losses	—		(210.00)
Change in valuation allowance	34.00		178.00
Change in estimate of prior year tax provision	6.00		(8.00)

Effective tax rate	2.00%		0.00%

9. Stockholders' Equity

Preferred Stock –The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock ("Preferred Stock"). The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. As of December 31, 2008 and 2007, there were 155,557 shares of Series A Preferred Stock outstanding, which are convertible to 1,555,570 shares of common stock. The holders can call the conversion of the Preferred Stock at any time.

Common Stock

On December 12, 2007, an officer of the Company exercised 261,596 options to purchase common stock at $0.06 per share for total proceeds of $15,696.

On December 31, 2007, at the Company’s annual shareholders’ meeting, the shareholders’ approved a proposal to amend Article Fourth of the certificate of incorporation of the Company to increase the number of authorized shares of common stock from 50,000,000 to 750,000,000.  This amendment to the certificate of incorporation of incorporation was filed on July 14, 2008.

On November 8, 2008, a former director of the Company exercised 9,000 options to purchase common stock for total proceeds of $315.

Stock Option Plans

On January 23, 2006, the Company adopted its 2006 Stock Option Plan (the "2006 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2006 Plan is 4,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2006 Plan is 300,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. On November 8, 2006 the shareholders approved the plan. As of December 31, 2008, 371,500 options were outstanding under the 2006 Plan, of which 350,876 were exercisable.

In November 2000, the Company adopted its 2000 Stock Option Plan (the "2000 Plan"). The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 2000 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. As of December 31, 2008, 838,000 options were outstanding and exercisable under the 2000 Plan.

In June 1998, the Company adopted its 1998 Stock Option Plan (the "1998 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant. As of December 31, 2008, 1,100,000 options were outstanding under the 1998 Plan, of which 1,079,376 options were exercisable.

In August 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan"). The aggregate number of shares of common stock for which options may be granted under the 1994 Plan, as amended, is 1,250,000. The term of these non-transferable stock options may not exceed ten years. The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of the outstanding common stock) of the fair market value of one common stock on the date of grant. As of December 31, 2008, no options were outstanding and exercisable under the 1994 Plan.

During the years ended 2008 and 2007, there were no options granted under the Company's Time Accelerated Restricted Stock Award Plan ("TARSAP"). The options vest after seven years, however, under the TARSAP, the vesting is accelerated to the last day of the fiscal year in which the options are granted if the Company meets certain predetermined sales targets. All options granted under the TARSAP in 2001 will vest seven years from the original date of grant. As of December 31, 2008, no options were outstanding and exercisable under the TARSAP Plan.

Warrants

On January 26, 2007, the Company entered into an agreement with a consultant. In connection with this agreement, the Company issued fully vested warrants with a two year term to purchase 1,500,000 shares of the Company’s Common Stock at $0.10 per share for a total value of $133,709 based on the Black-Scholes model. On May 1, 2007, the Company amended this previous agreement made on January 26, 2007 with a consultant. In connection with this amendment, the Company received back warrants to purchase 562,500 shares of the Company’s Common Stock at $0.10 per share for a total value of $50,141 based on the Black-Scholes model. The remaining value of approximately $47,000 was credited to deferred compensation. During October 2007, the Company terminated its Sales Outsourcing Agreement with McGat Enterprises, LLC. The remaining warrants expired unexercised on January 28, 2009.

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

Details of warrants outstanding are as follows:

	Warrants	Average Exercise price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at December 31, 2006	676,087	$0.17

Granted	1,775,000	$0.09
Expired	(350,000)	$0.11
Exercised	-
Canceled	(562,500)	$0.10

Warrants outstanding at December 31, 2007	1,538,587	$0.12	1.38 years

Granted	-
Expired	(326,087)	$0.23
Exercised	-
Canceled	-

Warrants outstanding at December 31, 2008	1,212,500	$0.09	0.44 years	$-

Warrants exercisable at December 31, 2008	1,212,500	$0.09	0.44 years	$-

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

On March 31, 2008, 895,928 options related to employees who terminated on December 31, 2007, hired by Cryptek, Inc.,  were canceled pursuant to the terms of the stock option plans.

On March 25, 2008, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.03 for a total value of $135, under a previously approved stock holder option plan.

On May 19, 2008, the Company granted board members immediately exercisable options to purchase an aggregate of 43,500 shares of common stock with an exercise price of $0.06 for a total value of $2,586, under a previously approved stock holder option plan.

On August 11, 2008, the Company granted board members immediately exercisable options to purchase an aggregate of 4,500 shares of common stock with an exercise price of $0.04 for a total value of $178, under a previously approved stock holder option plan.

On November 11, 2008, December 4, 2008, December 15, 2008 and December 30, 2008 the Company granted board members immediately exercisable options to purchase an aggregate of 12,000 shares of common stock with an exercise price of $0.02 for a total value of $240 for each meeting date, under a previously approved stock holder option plan.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	6,794,856	0.27

Granted	248,000	0.07
Expired	(1,068,353)	0.58
Exercised	(261,596)	0.06
Canceled	(222,500)	0.41

Options outstanding at December 31, 2007	5,490,407	0.25	2.75 years

Granted	64,500	0.05	4.58 years
Expired	(25,000)	1.96
Exercised	(9,000)	0.04
Canceled	(2,723,003)	0.41	2.54 years

Options outstanding at December 31, 2008	2,797,904	0.12	0.63 years	$-

Options exercisable at December 31, 2008	2,756,656	0.12	0.61 years	$-

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – 0.10	609,904	0.78	$0.06	609,904	$0.06
$0.10 – 0.25	2,185,000	0.59	0.13	2,143,752	0.13
$0.25 – 0.50	3,000	0.84	0.35	3,000	0.35

$0.00 – $0.50	2,797,904	0.63	$0.12	2,756,656	$0.12

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 and 2007 amounted to $0.05 and $0.07 per share, respectively.  As of December 31, 2008, the fair value of unvested options was $0.

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

The Company leases space in an executive suite located at 2001 Route 46, Parsippany, New Jersey 07054, through a month-to-month lease at a rate of $250 per month. This lease may be terminated by either party upon sixty days’ notice. The Company is entitled to use this space two days per month, without incurring additional expense.

The Company also leased certain equipment under agreements which are classified as capital leases. Each of the capital lease agreements expire within five years and have purchase options at the end of the lease term. These leases were assumed by Cryptek on December 31, 2007.

Rent expense under operating leases for the years ended December 31, 2008 and 2007 was approximately $3,000 and $88,000, respectively.

Employment Contracts

The Company entered into an agreement with the Chief Executive Officer and Chief Financial Officer to remain at the Company and receive a salary equal to their rate of pay as of December 31, 2007 of $235,000 and $200,000, respectively, with a reduction in certain benefits until June 30, 2008.  On June 19, 2008, the Board of Directors of Clacendix extended the employment terms of the Chief Executive Officer and Chief Financial Officer, through March 31, 2009, unless terminated earlier by either party upon thirty days prior notice. Effective July 1, 2008, CEO and CFO compensation has been adjusted to an annual base salary of $100,000 each, as compared to previous annual base salaries of $235,000 and $200,000, respectively, in addition to certain employee benefits.

The Company had been a party to certain employment contracts with various officers which included a severance provision which entitles the officer to payments ranging from three to eighteen months of the officers’ then current annual salary if the officer is terminated without cause (as defined in the agreement). As of December 31, 2007, the Company accrued $834,986 for severance costs due to certain provisions in the contracts which were triggered by the sale of substantially all the operating assets. This amount was reflected on the consolidated statements of operation in selling, general and administrative expenses during the year ended December 31, 2007.

11.  Contingent Liabilities

On December 8, 2008, the Company received a notice from a potential merger candidate stating that it had breached certain terms of a non-binding letter of intent (“LOI”) and would pursue available remedies.  While no litigation has been brought, management of the Company has indicated that they believe that any such claims are unfounded and that the Company has a reasonable position in defense of these claims and intends to vigorously defend itself if any litigation is commenced.

12.  Employee Benefit Plan

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

13.  New Accounting Pronouncements

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on its results of operations and financial condition.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

14.  Concentrations

 The Company's domestic and foreign export sales for the year ended December 31, 2007 were as follows:

United States	$2,653,907
Europe	414,458
Pacific Rim	217,086
Other	29,052
$3,314,503

For the year ended December 31, 2007, a majority of the Company’s net sales came from four customers (stated as an approximate percentage of revenue) consists of 18%, 14%, 14% and 11% of total revenue.

The Company maintains deposits in financial institutions located in the United States.  From time to time, the Company’s balance may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

15. Subsequent Events

None.