Form 10-Q
period 2009-03-31
CLACENDIX, INC.
filed 2009-05-12
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-13117

Clacendix, Inc.

(Exact Name of registrant as specified in Its Charter)

Delaware	22-2413505
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

2001Route 46 Parsippany, NJ	07054
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):          Yes         No     .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☒   No ☐

There were 33,056,161 shares of Common Stock outstanding as of May 7, 2009.

CLACENDIX, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations for the Three Months Ended
March 31, 2009 and 2008 (Unaudited) and for the period from January 1, 2008 through
March 31, 2009 (development stage period) (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2009 and 2008 (Unaudited) and for the period from January 1, 2008 through
March 31, 2009 (development stage period) (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosure about Market Risk	11

Item 4T. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6. Exhibits	13

SIGNATURES	14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$1,247,173	$1,160,587
Restricted cash	-	321,329
Other receivables	1,033	1,033
Prepaid expenses and other current assets	534	3,239
Total assets	$1,248,740	$1,486,188

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$146,120	$115,220
Accrued expenses	140,034	152,853
Accrued payroll and related liabilities	17,262	17,262
Accrued interest – related party	15,814	15,814
Total liabilities	319,230	301,149

Commitments and contingencies

Stockholders’ Equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156	156
Common stock – par value $.001 per share; authorized 750,000,000 shares; 33,056,161 shares issued and outstanding	33,057	33,057
Additional paid-in capital	45,873,892	45,873,145
Accumulated deficit	(44,721,320)	(44,053,887)
Deficit accumulated during the development stage	(256,275)	(667,432)
Total stockholders’ equity	929,510	1,185,039
Total liabilities and stockholders’ equity	$1,248,740	$1,486,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the period from January 1, 2008 through March 31, 2009 (development stage period)

Net sales	$-	$-	$-

General and administrative expenses	259,309	230,353	954,462

Loss from operations	(259,309)	(230,353)	(954,462)

Interest income/(expense)	3,033	15,644	45,448

Loss before income tax	(256,276)	(214,709)	(909,014)

Income tax (expense)	-	-	(14,694)

Net loss	$(256,276)	$(214,709)	$(923,708)

Per share data:
Net loss per common share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	33,056,161	33,047,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the period from January 1, 2008 through March 31, 2009 (development stage period)

Cash flows from operating activities
Net loss	$(256,276)	$(214,709)	$(923,708)

Adjustments to reconcile net loss to net cash from operating activities:
Non-cash stock-based compensation	747	1,929	11,056
Interest income on restricted cash	(183)	(1,460)	(1,512)
Changes in operating assets and liabilities:
Other receivable	-	355,663	396,835
Prepaid expenses and other current assets	2,705	108	8,994
Accounts payable	30,900	(156,657)	(187,760)
Accrued expenses	(12,819)	(52,508)	(24,214)
Accrued payroll and related liabilities	-	(553,736)	(879,986)
Net cash used in operating activities	(234,926)	(621,370)	(1,600,295)

Cash flows from investing activities
Release of restricted cash	321,512	-	321,512
Net cash provided by investing activities	321,512	-	321,512

Cash flows from financing activities
Proceeds from the exercise of stock options	-	-	315
Net cash provided by financing activities	-	-	315

Net increase(decrease) in cash and cash equivalents	86,586	(621,370)	(1,278,468)

Cash and cash equivalents – beginning of period	1,160,587	2,525,641	2,525,641

Cash and cash equivalents – end of period	$1,247,173	$1,904,271	$1,247,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLACENDIX, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2008)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND PLAN OF OPERATION

Organization and Basis of Presentation

Clacendix, Inc., a Delaware corporation was founded, as ION Networks, Inc. (“ION”), in 1999 through the combination of two companies — MicroFrame, a New Jersey Corporation, and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland. ION designed, developed, manufactured and sold network and information security and management products to corporations, service providers and government agencies. On December 31, 2007, ION Networks, Inc. changed its name to Clacendix, Inc., in connection with the sale of substantially all of its operating assets to Cryptek, Inc., a Delaware Corporation (“Cryptek”), as described below. The accompanying condensed consolidated financial statements include the accounts of Clacendix, Inc. and ION Networks, N.V., a wholly-owned, inactive subsidiary (collectively, the “Company”). All material inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 and for the period from January 1, 2008 through March 31, 2009 (development stage period), have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at March 31, 2009 and for the three months ended March 31, 2009 and 2008 not misleading have been made.  The results of operations for the three months ended March 31, 2009 and 2008 and for the period from January 1, 2008 through March 31, 2009 (development stage period), are not necessarily indicative of results that would be expected for the full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

On December 31, 2007, the Company sold substantially all of the operating assets of the Company to Cryptek, Inc. Stockholder approval was required, and obtained, with respect to such sale. At the closing of the transaction, $320,000 was deposited in an escrow account to provide for any claims against the Company’s transferred intellectual property which may arise within one year of the closing date. No such claims were made. Therefore, such amount was classified as Restricted Cash as of December 31, 2008, and was refunded to the Company per the terms of the purchase agreement in January 2009. Since the date of this transaction, the Company has existed as a shell company with no operations, and is reporting as a development stage company.

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

The Company has entered into a non-binding letter of intent to acquire the outstanding capital stock of a private entity. The Company is still in discussions with this entity and performing the necessary due diligence. Management has indicated that there are still certain important aspects of the proposed transaction that have not been finalized including certain financing activities. The Company can give no assurance that this transaction or any such transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction. If the Company is not able to complete a transaction within a reasonable time frame, the Company may liquidate.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts in the financial statements for the three months ended March 31, 2008 and for the period from January 1, 2008 through March 31, 2009 (Development Stage Period) have been reclassified to conform to the presentation of the financial statements for the three months ended March 31, 2009. There was no change in previously reported net loss.

NOTE 3 – STOCKHOLDERS’ EQUITY

Potentially dilutive securities of 2,520,070 and 5,964,061 at March 31, 2009 and 2008, respectively are excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

Options

On January 14, 2009, the Company granted board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 3,000 shares of common stock with an exercise price of $0.03 for a total value of $90, based on the Black-Scholes model.

During the three months ended March 31, 2009, an aggregate of 2,114,404 options issued under previously approved plans expired pursuant to the terms of the option grants.

On March 9, 2009, the Company granted board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 3,000 shares of common stock with an exercise price of $0.02 for a total value of $60, based on the Black-Scholes model.

Warrants

On January 28, 2009 warrants issued pursuant to a consultant agreement with the right to purchase 937,500 shares expired.

NOTE 4 – EMPLOYMENT AGREEMENTS

On June 19, 2008, the Board of Directors of the Company extended the employment term of Norman E. Corn, its Chief Executive Officer, and Patrick E. Delaney, its Chief Financial Officer, through December 31, 2008, unless terminated earlier by either party upon thirty days prior notice.  The board extended the agreements twice, on March 9, 2009 to April 30, 2009 and again on April 30, 2009 to May 15, 2009 with the same terms. Effective July 1, 2008, Messrs. Corn and Delaney’s compensation has been adjusted to an annual base salary of $100,000, as compared to 2007 annual base salaries of $235,000 and $200,000, respectively, in addition to certain employee benefits.

NOTE 5 –RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF No. 07-5 did not have a material impact on the Company’s financial statements.

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

Unless otherwise required by applicable law, the Company assumes no obligation to update any such forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. These risk factors are further described in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

OVERVIEW

Clacendix, Inc., a Delaware corporation was founded, as ION Networks, Inc. (“ION”), in 1999 through the combination of two companies — MicroFrame, a New Jersey Corporation, and SolCom Systems Limited, a Scottish corporation located in Livingston, Scotland. ION designed, developed, manufactured and sold network and information security and management products to corporations, service providers and government agencies. On December 31, 2007, ION Networks, Inc. changed its name to Clacendix, Inc. The accompanying condensed consolidated financial statements include the accounts of Clacendix, Inc. and ION Networks, N.V., a wholly-owned, inactive subsidiary (collectively, the “Company”).

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. This discussion includes forward-looking statements that involve risk and uncertainties.  The following financial information for the three months ended March 31, 2009 and 2008 should be considered in light of the completion of the sale of substantially all of the operating assets of the Company on December 31, 2007 and the fact that the Company currently has no operations other than to maintain the corporate entity, comply with the periodic reporting requirements of the Securities and Exchange Commission, and to seek a target company with which to merge or to complete a business combination, as further described in our Annual Report on Form 10-K for the year ended December 31, 2008. Therefore, during these periods, the Company had no revenue, cost of sales, depreciation expense, research and development expenses or selling expenses.

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

The Company has entered into a non-binding letter of intent to acquire the outstanding capital stock of a private entity. The Company is still in discussions with this entity and performing the necessary due diligence. Management has indicated that there are still certain important aspects of the proposed transaction that have not been finalized including certain financing activities. The Company can give no assurance that this transaction or any such transaction will occur, or that if such a transaction were to occur, it would enhance the Company’s future operations or financial results, or specifically that the Company would become and remain profitable as a result of such transaction. If the Company is not able to complete a transaction within a reasonable time frame, the Company may liquidate.

RESULTS OF OPERATIONS

For the three months ended March 31, 2009 compared to the same period in 2008:

General and Administrative expenses ("G&A") for the three months ended March 31, 2009 were $259,309 compared to $230,353 for the same period in 2008, an increase of $28,946. The increase in G&A was primarily due to an increase in professional services expenses related to the Company’s potential business combination transaction activity from zero for the three months ended March 31, 2008 compared to approximately $132,000 for the three months ended March 31, 2009 offset in part by a reduction in payroll related expenses of $96,872. The headcount of two was unchanged in March 31, 2009 compared to the same period in 2008.

The Company incurred a net loss of $256,276 for the three months ended March 31, 2009, compared to $214,709 for the same period in 2008. The increase was due primarily to an increase in professional services related to the Company’s potential business combination transaction activity of approximately $132,000, reduction of interest income of $12,611, offset in part by a reduction in payroll related expenses of $96,872, as a result of the reduction in salaries of the chief executive officer and the chief financial officer.

FINANCIAL CONDITION AND CAPITAL RESOURCES

The Company's working capital balance as of March 31, 2009 was $929,510 as compared to $1,185,039 at December 31, 2008. The decrease of $255,529 was primarily due to the G&A expenses of the Company for the three months ended March 31, 2009. We presently anticipate that cash requirements during the next twelve months will relate to maintaining the corporate entity, complying with the periodic reporting requirements of the Securities and Exchange Commission, evaluating and reviewing possible business ventures and acquisition opportunities and potentially negotiating and consummating any such transactions.  The Company believes that it has sufficient cash on hand to meet these cash requirements during the next twelve months.

Net cash used in operating activities during the three months ended March 31, 2009 was $234,926, primarily due to the Company’s net loss during the period, compared to net cash used by operating activities of $621,370 for the same period in 2008, a difference of $386,444. The use of cash in the three months ended March 31, 2008 included payments for severance of approximately $500,000 and accrued payroll of $52,000.

Net cash provided by investing activities during the three months ended March 31, 2009 was $321,512 compared to zero for the same period in 2008. During the three months ended March 31, 2009, the Company received cash in the amount of $321,512 from an escrow account related to the sale of substantially all the assets of the operating company.

Net cash provided by financing activities during the three months ended March 31, 2009 and 2008 was zero.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The Company’s significant estimates include its deferred tax valuation.

Recent Accounting Pronouncements

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

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF No. 07-5 did not have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of May 7, 2009, we did not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in financial conditions, result of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

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

Changes to Internal Control Over Financial Reporting

There are no changes in the Company’s internal control over financial reporting during the quarter ended March 31. 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as the Company sold substantially all of its operating assets on December 31, 2007 it has continued to utilize the accounting system, which was sold in the transaction, as well as certain Cryptek employees through mutual agreement.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings other than routine litigation incidental to the business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2009, the Company granted non-employee board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 3,000 shares of common stock with an exercise price of $0.03 for a total value of $90, based on the Black-Scholes model.

On March 9, 2009, the Company granted non-employee board members immediately exercisable options, under an option plan previously approved by stockholders, to purchase an aggregate of 3,000 shares of common stock with an exercise price of $0.02 for a total value of $60, based on the Black-Scholes model.

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

Date: May 12, 2009

CLACENDIX, INC.

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