Form 10-K/A
period 2008-12-31
CLACENDIX, INC.
filed 2009-05-14
CIK 754813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         .

Commission File No.: 0-13117

CLACENDIX, INC.
(Exact name of registrant as specified in Its Charter)

Delaware
(State or Other Jurisdiction of	22-2413505
Incorporation or Organization)	(IRS Employer Identification No.)

2001 Route 46 Parsippany, NJ 07054
(Address of Principal Executive Offices)

Registrant's telephone number including area code  (973) 402-4251

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
None	None

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

There were 33,056,161 shares of Common Stock outstanding as of March 11, 2009.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Clacendix, Inc. (the “Company”) for the year ended December 31, 2008 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 27, 2009, is being filed to amend the Original Filing as follows:

▪	ITEM 15 Exhibits is being revised to reflect the filing of Exhibits 3.2, 4.6, 4.7, 4.8, and 4.9 and to correct the dates on Exhibits 4.6, 4.7, 4.8, and 4.9.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 15. Exhibits, Financial Statement Schedules
(a) Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. /(7)/

3.2	Certificate of Amendment of the Certificate of Incorporation of Clacendix, Inc., filed on July 15, 2008. *

3.3	By-Laws of the Company. /(1)/

4.1	1994 Stock Option Plan of the Company. /(7)/

4.2	1998 Stock Option Plan of the Company. /(1)/+

4.3	2000 Stock Option Plan of the Company. /(7)/

4.4	2006 Stock Option Plan of the Company. /(7)/

4.5	Form of Warrant Agreement by and between the Company and McGat Enterprises, LLC, dated January 29, 2007. /(10)/

4.6	Form of Warrant Agreement by and between the Company and Allan Dlugash dated August 14, 2007.*

4.7	Form of Warrant Agreement by and between the Company and Ira Kevelson dated August 14, 2007.*

4.8	Form of Warrant Agreement by and between the Company and Frank Russo dated August 14, 2007.*

4.9	Form of Warrant Agreement by and between the Company and Carmen Vena dated September 10, 2007.*

10.1	Stock Purchase Agreement dated August 11, 2000 by and between the Company and the parties identified therein. /(2)/

10.2	Purchase Agreement by and between the Company and the Selling Shareholders set forth therein dated February 7, 2002. /(3)/

10.3	Amended and Restated Employment Agreement dated September 8, 2003, by and between the Company and Norman E. Corn. /(5)/+

10.4	First Amendment to the Amended and Restated Employment Agreement dated September 8, 2003 by and between the Company and Norman E. Corn dated November 10, 2004. /(6)/+

10.5	Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney. /(4)/+

10.6	First Amendment to the Employment Agreement dated September 15, 2003 by and between the Company and Patrick E. Delaney dated November 10, 2004. /(6)/+

10.7	Option Agreement dated January 28, 2004 by and between the Company and Norman E. Corn. /(6)/+

10.8	Option Agreement dated January 28, 2004 by and between the Company and Patrick E. Delaney. /(6)/+

Exhibit No.	Description

10.9	Purchase Agreement by and between the Company and the purchasers named therein dated March 31, 2005. /(8)/

10.10	Registration Rights Agreement by and between the Company and the investors named therein dated March 31, 2005. /(8)/

10.11	Form of Incentive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(9)/+

10.12	Form of Nonqualified Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(9)/+

10.13	Form of Restrictive Stock Option Agreement under ION Networks, Inc. 2006 Stock Incentive Plan. /(9)/+

10.14	Asset Purchase Agreement by and between Cryptek, Inc. and ION Networks, Inc. dated November 19, 2007. /(11)/

10.15	Letter Agreement dated December 19, 2007, between the Company and Norman E. Corn. /(12)/+

10.16	Letter Agreement dated December 19, 2007, between the Company and Patrick E. Delaney. /(12)/+

21.1	List of Subsidiaries. /(6)/

23.1	Independent Registered Public Accountants Consent /13/

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. /14/

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. /14/

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
(13) Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009.
(14) Not required to be filed herewith.

* Filed herewith
+ Management contract for compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2009
CLACENDIX, INC.

By:	/s/ Norman E. Corn
Norman E. Corn
Chief Executive Officer and
Director