Form 10-Q
period 2009-06-30
HealthWarehouse.com, Inc.
filed 2009-08-24
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-13117

HealthWarehouse.com, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2413505
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

100 Commerce Boulevard, Cincinnati, Ohio	45140
(Address of Principal Executive Offices)	(Zip Code)

(513) 618-0911
(Registrant’s Telephone Number, Including Area Code)

Clacendix, Inc., 2001 Route 46, Parsippany, New Jersey 07054

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate  by check mark whether the registrant (1) filed all reports required to be  filed by Section 13 or 15(d) of the Exchange Act during the past  12  months (or  for such  shorter  period  that  the  registrant  was required to file such reports), and  (2) has  been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

 As of August 17, 2009, there were 189,393,379 shares of common stock outstanding.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008 included in our current report on Form 8-K as filed on May 15, 2009 with the Securities and Exchange Commission.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	June 30, 2009	December 31, 2008
	(Unaudited)
Current assets
Cash and cash equivalents	$1,415,538	$357,938
Accounts receivable	141,872	12,317
Inventories – finished good available for sale	439,870	84,480
Prepaid expenses and other current assets	183,861	-
Total current assets	2,181,141	454,735

Property and equipment, net	394,838	315,969
Website development costs	108,764	70,397

Total assets	$2,684,743	$841,101

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – related parties	$598,278	$380,279
Accounts payable – trade	277,647	156,448
Accrued expenses	205,758	-

Total current liabilities	$1,081,683	$536,727

Convertible notes, net of deferred debt discount of $30,033	1,169,967	-

Total liabilities	2,251,650	536,727

Commitments and contingencies

Stockholders’ equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156	-
Common stock – par value $.001 per share; authorized 750,000,000 shares; 189,393,379 and 154,876,449 shares issued and outstanding	189,393	154,876
Additional paid-in capital	1,708,843	827,456
Accumulated deficit	(1,465,299)	(677,958)
Total stockholders’ equity	433,093	304,374
Total liabilities and stockholders’ equity	$2,684,743	$841,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Net sales	$858,443	$221,023	$1,665,585	$330,372

Cost of sales	615,131	175,631	1,188,820	253,549
Gross profit	243,312	45,392	476,765	76,823

Operating expenses:

Selling, general and administrative expenses	612,814	139,579	1,227,100	245,521
Depreciation expense	10,612	-	21,224	-

Total operating expenses	623,426	139,579	1,248,324	245,521

Loss from operations	(380,114)	(94,187)	(771,559)	(168,698)

Other income	-	274	-	274
Interest expense	(13,777)	-	(13,402)	-

Loss before income taxes	(393,891)	(93,913)	(784,961)	(168,424)

Income tax expense	(2,380)	-	(2,380)	-

Net loss	$(396,271)	$(93,913)	$(787,341)	$(168,424)

Per share data:
Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	172,257,363	154,876,449	163,692,251	154,876,449

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Cash flows from operating activities
Net loss	$(787,341)	$(168,423)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	21,224	-
Non-cash stock-based compensation	125,641	-
Amortization of deferred debt discount	15,420	-
Changes in operating assets and liabilities:
Accounts receivable	(129,555)	(7,898)
Inventories – finished goods available	(355,390)	-
Prepaid expenses and other current assets	(183,861)	(660)
Accounts payable – trade	(26,078)	341,825
Accounts payable – related parties	217,999	-
Accrued expenses	37,227	-
Net cash (used in)/provided by operating activities	(1,064,714)	164,844

Cash flow from investing activities
Cash received in share exchange	1,220,520	-
Expenses paid in conjunction with share exchange	(225,000)	-
Acquisition of property and equipment	(100,093)	(170,270)
Website development costs	(38,367)	(76,810)
Net cash provided by (used in) investing activities	857,060	(247,080)

Cash flows from financing activities
Proceeds from sale of common stock	50,196	170,000
Proceeds from option/warrant exercises	15,058	-
Proceeds from sale of convertible debentures	1,200,000	-
Net cash provided by financing activities	1,265,254	170,000

Net increase in cash and cash equivalents	1,057,600	87,764

Cash and cash equivalents – beginning of period	357,938	32,828

Cash and cash equivalents – end of period	$1,415,538	$120,592

Non-cash investing and financing activities:
Net assets received in share exchange
Cash	$1,220,520
Accounts payable	(147,276)
Accrued expenses	(168,531)
Net Assets	$904,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

1.  Organization, Basis of Presentation and Reverse Recapitalization

HealthWarehouse.com, Inc. (together with its subsidiary, the “Company”) was formed as a New Jersey corporation in 1982 as MicroFrame, Inc. for the purpose of  designing, developing  and  marketing a broad  range  of  remote  network management and remote  maintenance  and security  products for mission  critical voice and data communications networks.  In March 1999, the Company purchased all of the outstanding share capital of SolCom Systems Limited, a company incorporated under the Companies Act 1985 of the United Kingdom.  SolCom was a developer of remote monitoring technology.  Simultaneously with the consummation of the SolCom acquisition, the Company reincorporated in the State of Delaware and in the process changed its name to ION Networks, Inc. As ION Networks, the Company developed and manufactured software and hardware solutions for monitoring and managing mission-critical voice, data, video and environmental applications and networking systems. In December 2007, the Company sold substantially all of its operating assets to Cryptek, Inc., a Delaware corporation. Pursuant to the Cryptek sale, the Company changed its name to Clacendix, Inc. Following the date of the Cryptek sale and until the closing of the share exchange transaction with Hwareh.com, Inc., Clacendix existed as a shell company with no operations that was seeking a target company with which to merge or to complete a business combination.

On May 14, 2009, Clacendix completed a share exchange transaction pursuant to the terms of a Securities Exchange Agreement, dated as of May 14, 2009.  Under the Securities Exchange Agreement, Clacendix acquired all the outstanding capital stock of Hwareh.com, Inc. (formerly named HealthWarehouse.com, Inc.). As a result of the exchange, the former stockholders Hwareh.com, Inc. owned 155,194,563 shares or approximately 82.4% of the outstanding shares of common stock of the Company. This transaction was accounted for as a reverse merger and recapitalization, whereby Hwareh.com, Inc. is deemed to be the accounting acquirer for accounting purposes. Following the closing of the share exchange transaction with Hwareh.com, Clacendix succeeded to the business of Hwareh.com as its sole line of business.  Effective August 5, 2009, Clacendix changed its corporate name to HealthWarehouse.com, Inc.

The Company is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC medical products.

The Company is presently licensed as a mail-order pharmacy for sales to 37 states and the District of Columbia, and intends to apply for and obtain licenses to sell prescriptions in all 50 states by the end of 2009. The Company has begun accepting health insurance as part of its prescription program, contracting with insurance providers based on customer demand and business opportunity.

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for certain financial information as the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 not misleading have been made.  The results of operations for the three months ended June 30, 2009 and 2008 are not necessarily indicative of results that would be expected for the full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of HealthWarehouse.com, Inc. and Hwareh.com, Inc., its wholly-owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

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

Website Development Costs

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs,” the Company capitalized $38,367 and $76,810 of website development costs for the six months ended June 30, 2009 and 2008, respectively. No amortization expense has been recorded through June 30, 2009 as the capitalized projects have not been completed.

Shipping and Handling Costs

Shipping and handling costs incurred are not billed to the customer and are recognized in selling, general and administrative expenses. Such amounts aggregated approximately $60,700 and $132,340 for the three and six months ended June 30, 2009 and $723 and $2,126 for the three and six months ended June 30, 2008, respectively.

Fair Value of Financial Instruments

The carrying value of items included in working capital approximates fair value because of the relatively short maturity of these instruments. The convertible debt approximates fair value because the terms are substanially similar to similar debt in the marketplace.

Net Income/(Loss) Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 51,597,301 at June 30, 2009 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. These potentially dilutive securities consisted of 30,285,678 options, 3,721,182 warrants, 15,855,227 convertible notes and 1,555,570 convertible preferred stock. The Company had no potentially dilutive securities at June 30, 2008.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. Stock-based compensation expense for all stock-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model using a volatility figure derived from an index of comparable entities.  Management will review this assumption as the Company’s trading history becomes a better indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Stock-based compensation for the three and six months ended June 30, 2009 was recorded in the consolidated statements of operations in selling general and administrative line item and totaled $125,641. There was no stock-based compensation incurred during the six month period ended June 30, 2008.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values as follows:

Six Months Ended June 30, 2009
Risk-free interest rate	0.98%
Dividend yield	N/A
Expected volatility	57.6%
Expected life in years	5
Expected forfeiture rate (through term)	0%

3.  Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

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

The adoption of the provisions of FIN 48 on January 1, 2009 did not have a material impact on the Company’s consolidated financial position and results of operations. As of June 30, 2009, the Company believes that there are no significant uncertain tax positions requiring recognition in these consolidated financial statements.

The Company consummated a share exchange transaction with Hwareh.com, Inc on May 14, 2009. The share exchange transaction is being accounted for as a “reverse recapitalization,” since the former stockholders of Hwareh.com own a majority of the outstanding shares of the Company’s common stock immediately following the transaction, and Hwareh.com is deemed to be the accounting acquirer in the transaction. As a result, at June 30, 2009, due to the change in control under Section 382 of the Internal Revenue Code, utilization of any pre-share exchange tax benefits would be substantially limited.

4. Convertible Debt

In contemplation of and contingent to closing the share exchange transaction, in the quarter ended June 30, 2009, Hwareh.com, Inc. received the proceeds of convertible promissory notes aggregating $1,200,000. The notes have a maturity date of two years from the date of issuance and bear interest at 3.25% per annum, payable quarterly in arrears and in full upon conversion. The notes are convertible into 15,855,227 shares of the Company’s common stock at an effective conversion price of $0.0756848 per share.  The notes are convertible at any time at the option of the holder. The Company can also cause the conversion of the notes at its option at any time before maturity and after the shares of the Company’s common stock that are issuable upon conversion of the notes have been registered for resale pursuant to an effective registration statement. The notes have customary anti-dilution provisions in connection with any split, subdivision or combination of our common stock. Payment of principal, if not converted, and interest under the notes has been guaranteed by the Company’s President and Chief Executive Officer and a 10% or greater stockholder. (See also Note 9.) The debt discount applicable to the notes from the issuance of warrants along with the notes was $45,453 (see below). As of June 30, 2009, none of the Hwareh.com convertible promissory notes had been converted.

In connection with the issuance of the Hwareh.com convertible promissory notes, Hwareh.com also issued warrants to purchase common stock for up to 8,068,197 shares of the Company’s common stock (warrants expiring on May 31, 2009, June 30, 2009 and December 31, 2009 to purchase up to a maximum of 927,833, 3,570,182 and 3,570,182 shares, respectively, of the Company’s common stock at an exercise price of $0.0010778, $0.0560196 and $0.0560196 per share, respectively). Of these warrants, warrants to purchase 927,833 shares of the Company’s common stock were exercised on May 31, 2009, warrants to purchase up to 3,570,182 shares of the Company’s common stock expired on June 30, 2009 without being exercised and warrants to purchase up to 3,570,182 shares of the Company’s common stock remain outstanding and expire on December 31, 2009. The warrants have customary anti-dilution provisions in connection with any split, subdivision or combination of the Company’s common stock. The fair value of the warrants was estimated as $45,453 using the Black-Scholes option pricing model.

The convertible promissory notes and warrants have registration rights with respect to the shares of the Company’s common stock that are issuable upon conversion or exercise of the notes or warrants, respectively. The Company was obligated to file an initial registration statement providing for the resale of the shares of the Company’s common stock underlying the convertible promissory notes and warrants by August 12, 2009, and to use its best efforts to have the registration statement declared effective as soon as practicable thereafter. Since the Company did not file on or before August 12, 2009, it must pay liquidated damages of $12,000 in the aggregate, an amount equal to 1% of the aggregate investment amount; however, the Company is currently in discussions with the holders to waive these penalties.

5. Stockholders’ Equity

Common Stock

Details of outstanding shares of common stock are as follows:

Shares
Recapitalized shares of Hwareh.com, Inc.'s stockholders	155,194,563
Shares of HealthWarehouse.com, Inc.'s stockholders at exchange	33,056,161
Warrants exercised	1,052,833
Options exercised	89,822
Common stock shares outstanding at June 30, 2009	189,393,379

Prior to the share exchange, Hwareh.com, Inc. sold 318,114 shares of common stock in a private placement and received proceeds of $50,196.

On May 31, 2009, the holder of a warrant exercised (see Note 4) that warrant, at an exercise price of $0.0010778 per share or $1,000, and received 927,833 shares of the Company’s common stock.

On June 10, 2009 a former board of director member and holder of a warrant exercised that entire warrant, at an exercise price of $0.05 per share or $6,250, and received 125,000 shares of the Company’s common stock. In a separate transaction on the same day, the same person exercised stock options to purchase 89,822 shares of common stock at an average price of $0.0869 per share or $7,808.

Preferred Stock

The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock (“Preferred Stock”). The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. As of June 30, 2009, there were 155,557 shares of Preferred Stock outstanding, which are convertible to 1,555,570 shares of common stock. The holders can call the conversion of the Preferred Stock at any time.

Incentive Compensation/Stock Option Plans

On May 15, 2009, the Company adopted its 2009 Incentive Compensation Plan (the “2009 Plan”). The total number of shares of common stock that may be subject to the granting of awards under the 2009 Plan is 30,000,000, plus 3,628,500 shares that remained available to be issued on May 15, 2009 and were assumed as part of the share exchange from Clacendix' previously existing stock option plans. The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 5,000,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is an aggregate value of $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is an aggregate value of $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the committee, except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant.

On May 15, 2009, the Company granted stock options to purchase up to 8,436,000 shares of its common stock under the 2009 Plan, with an exercise price of $0.04 per share. Of these stock options, (a) 4,218,000 vested immediately, have a five-year term, and are valued at $60,739 using the Black-Scholes option pricing model and (b) 4,218,000 vest 33.33% on May 15, 2010 and then an additional 8.33% vest on the last day of each calendar quarter commencing on May 15, 2010, have a ten-year term, and are valued at $97,248 using the Black-Scholes option pricing model.

On May 20, 2009, the Company granted stock options to purchase up to 21,250,000 shares of its common stock under the 2009 Plan, with exercise prices ranging from $0.10 to $0.11 per share.  These stock options vest 33.33% on May 20, 2010, 33.33% on May 20, 2011 and 33.33% on May 20, 2012. Of these stock options, (a) 5,000,000 have an exercise price of $0.11 per share and a five-year term, and are valued at $213,687 using the Black-Scholes option pricing model and (b) 16,250,000 have an exercise price of $0.10 per share and a ten-year term, and are valued at $936,633 using the Black-Scholes option pricing model

As of June 30, 2009, stock options to purchase up to 29,686,000 shares of common stock have been awarded under the 2009 Plan, with exercise prices ranging from $0.04 to $0.11 per share, of which 4,218,000 are exercisable. The aggregate stock compensation expense associated with the aforementioned stock options totalled approximately $1,308,307, of which $1,182,666 remains unamortized as of June 30, 2009, such amount will be amortized on a straight-line basis over three years.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	-0-
Assumed in exchange	689,500	$0.14	2.50	$0
Granted	29,686,000	$0.08	6.07	$1,347,767
Expired	-	-	-	-
Canceled	-	-	-	-
Exercised	(89,822)	$0.09	-	-
Options outstanding at June 30, 2009	30,285,678			$1,347,767

Options exercisable at June 30, 2009	4,907,500	$0.05	5.94	$371,450

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – 0.10	8,538,678	5.85	$0.04	4,322,678	$0.04
$0.10 – 0.25	21,747,000	6.07	$0.10	500,000	$0.16

$0.00 – $0.25	30,285,678	6.06	$0.09	4,822,678	$0.05

Warrants

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at January 1,2009	-0-
Assumed in exchange	275,000	$0.05	0.15	$22,000
Granted	8,068,197	0.05	-	645,455
Expired	(3,570,183)	0.05	-	285,614
Exercised	(1,052,833)	0.05	-	84,226
Warrants outstanding at June 30, 2009	3,720,181	0.05	0.49	$297,614

6. Commitments

Operating Leases

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC. The sublease has a monthly rental rate of $5,567 and has a total value of $116,904 from June 30, 2009 through March 2011, the expiration date. The annual obligation under the sublease is $66,804 in the year ended June 30, 2010 and $50,103 in the year ended June 30, 2011.

Rent expense under operating lease for the six months ended June 30, 2009 and 2008, was approximately $41,934 and $0, respectively, and for the three months ended June 30, 2009 and 2008, was approximately $16,701 and $0, respectively.

7.  Contingent Liabilities

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. As of August 21, 2009, management is not aware of any item existing that will have a significant impact on the Company’s business or financial condition.

8.   Concentrations

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

9. Related Party Transactions

Lalit Dhadphale, the Company’s President and Chief Executive Officer, and Cape Bear Partners LLC, a 5% or greater stockholder, have guaranteed the Company’s obligations under certain convertible promissory notes with a principal value of $1,200,000. The guarantees state that Mr. Dhadphale and Cape Bear Partners LLC each guarantee the full payment of principal and interest under the notes. The guarantees terminate with respect to each note upon the earlier of repayment of principal and interest under each note or conversion of the note to equity. In the event of note conversion, the guarantees remain in place with respect to any interest due and unpaid through the date of conversion until that interest has been paid.  The maximum exposure of each of Mr. Dhadphale and Cape Bear Partners LLC pursuant to the guarantees is $1,278,000.

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, an entity controlled by Jason Smith.  Mr. Smith is also the Manager of Rock Castle Holdings, LLC, a 10% or greater stockholder in the Company. Mr. Smith is the son of the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers from whom the Company purchased  $997,043 and $295,809 of supplies during the six months ended June 30, 2009 and 2008, and $488,837 and $211,184 of supplies during the three months ended June 30, 2009 and 2008, respectively.

Ron Ferguson, a former Hwareh.com director, has guaranteed the Company’s obligations to supplier Prescription Supply Inc. Mr. Ferguson is the spouse of Diane Ferguson, a stockholder of the Company. The guarantee, and Mr. Ferguson’s maximum exposure under the guarantee, does not have a fixed dollar limit. As of June 30, 2009, there were no obligations to Prescription Supply Inc.

10.  New Accounting Pronouncements

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 supersedes SFAS No. 162 issued in May 2008. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to materially impact the Company’s consolidated financial position or results of operations.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS No. 167 will be effective January 1, 2010. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations.

In June 2009 the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective January 1, 2010. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the quarter ended June 30, 2009. Subsequent events were evaluated through August 21, 2009, the date on which the financial statements were issued. The adoption of this pronouncement did not impact the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”) which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The adoption of this policy did not have a material impact on the Company’s condensed consolidated financial position and condensed consolidated results of operations.

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF No. 07-5 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R is applicable prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The adoption of this pronouncement did not impact the Company’s consolidated financial position and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions,

•	inability to raise sufficient additional capital to operate our business,

•	unexpected costs, lower than expected sales and revenues, and operating defects,

•	adverse results of any legal proceedings,

•	the volatility of our operating results and financial condition, and

•	inability to attract or retain qualified senior management personnel.

All statements, other than statements of historical facts, included in this current report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements or other information contained herein.  Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.  We disclose important factors that could cause our actual results to differ materially from its expectations under “Risk Factors” in our annual reports and, most recently, in our current report on Form 8-K filed on May 15, 2009.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report.

Overview

On May 14, 2009, we completed a share exchange transaction with Hwareh.com, Inc. pursuant to the terms of a Securities Exchange Agreement, dated as of May 14, 2009. Under the Securities Exchange Agreement, we acquired all the outstanding capital stock of Hwareh.com, Inc. (formerly named HealthWarehouse.com, Inc.). As a result of the exchange, the former stockholders Hwareh.com, Inc. owned approximately 82.4% of the outstanding shares of our common stock. This transaction was accounted for as a reverse recapitalization, whereby Hwareh.com, Inc. is deemed to be the accounting acquirer for accounting purposes. Following the closing of the share exchange transaction with Hwareh.com, we succeeded to the business of Hwareh.com as our sole line of business.  Effective August 5, 2009, we changed our corporate name to HealthWarehouse.com, Inc.

We are a licensed U.S. pharmacy and healthcare e-commerce company that sells discounted brand name and generic prescription drugs and over-the-counter (OTC) medical products. Our web address is http://www.healthwarehouse.com. At present, we sell:

•	a range of prescription drugs (we are licensed as a mail-order pharmacy for sales to 37 states and the District of Columbia);

•	diabetic supplies including glucometers, lancets, syringes and test strips;

•	OTC medications covering a range of conditions from allergy and sinus to pain and fever to smoking cessation aids;

•	home medical supplies including incontinence supplies, first aid kits and mobility aids; and

•	diet and nutritional products including supplements, weight loss aids, and vitamins and minerals.

Our objective is to make the pharmaceutical supply chain more efficient by eliminating costs and passing on the savings to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over the counter and prescription medications and products. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to 37 states and the District of Columbia, and we intend to apply for and obtain licenses to sell prescriptions in all 50 states by the end of 2009.

We have begun accepting health insurance as part of our prescription program, initially contracting with a limited number of insurance providers based on customer demand and business opportunity. Our customers tend to be under or uninsured consumers who rely on our service for their daily medications.  In addition, due to the savings we pass on to the consumer, our prices are often below insurance co-pay making insurance unnecessary when purchasing from us. We intend to continue expanding the number of health insurance providers we accept as customer demand warrants.

To date, we have incurred operational losses for all historic periods.  We have financed our activities to date through revenues from our online sales, the proceeds from sales of our equity securities in private placement financings and the proceeds from the issuance of our promissory notes in private financings.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008.

	Three months ended June 30, 2009	% of Revenue	Three months ended June 30, 2008	% of Revenue

Revenue	$858,443	100.0%	$221,023	100.0%
Cost of sales	615,131	71.6%	175,631	79.5%
Gross profit	243,312	28.4%	45,392	20.5%
Selling, general & administrative expenses	612,814	71.4%	139,579	63.2%
Depreciation expense	10,612	1.2%	-	-
Total operating expenses	623,426	72.6%	139,579	63.2%
Income from operations	(380,114)	(44.3)%	(94,187)	(42.6)%
Interest income(expense)	(13,777)	(1.6)%	(274)	(0.1	) %
Net loss before taxes	(393,891)	(45.9)%	(93,913)	(42.5)%
Income tax expense	(2,380)	(0.2)%	-	-
Net loss	$(396,271)	(46.1)%	$(93,913)	(42.5)%

Revenue

	Three months ended June 30, 2009	% Change		Three months ended June 30, 2008
Total revenue	$858,443	228.4%		$221,023
Total customer orders shipped	20,956	475.0%		3,645
Total average net sales per order	$41.0	(32.3	) %	$60.6

Revenues for the three months ended June 30, 2009 grew to $858,443 from $221,023 for the three months ended June 30, 2008. Revenues increased for the three months ended June 30, 2009 compared to corresponding period in the prior year as a result of an increase in order volume.  This increase is due primarily to the maturing of business activities from a company with limited operating activities, the initial rollout of our prescription business model at the end of 2008, the impact of increased advertising and the issuance of new licenses to sell prescription drugs by additional states.

Another indicator of increased business activity was that our website attracted over 318,258 visits with over 1,162,215 pageviews during the second three months of 2009 compared to fewer than 55,518 visits and more than 195,949 pageviews during the second three months of 2008.

Costs and Expenses

Cost of Sales and Gross Margin

	Three months ended June 30, 2009	% Change	Three months ended June 30, 2008
Total cost of sales	$615,131	250.2%	$175,631
Total gross profit dollars	$243,312	436%	$45,392
Total gross margin percentage	28.3%		20.5%

Total cost of sales increased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 20.5% for the three months ended June 30, 2008 to 28.3% for the three months ended June 30, 2009, due to a more representative relationship between revenues and cost of sales per our business model as the amount of low-priced generic prescription products became a larger portion of our mix of revenues.

Selling, General and Administrative Expenses

	Three months ended June 30, 2009	% Change	Three months ended June 30, 2008
Selling, general and administrative expenses	$612,814	339%	$139,579
Percentage of revenue	71.4%		63.2%

Selling, general and administrative expenses increased by $473,235 in the three months ended June 30, 2009 compared to the same period in 2008, an increase of 339%.  The expense increases were due primarily to expenses related to the maturing of business activities including increases of approximately $237,685 for payroll, advertising, shipping and fulfillment expenses related to revenue growth compared to the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008.

	Six months ended June 30, 2009	% of Revenue	Six months ended June 30, 2008	% of Revenue

Revenue	$1,665,585	100.0%	$330,372	100.0%
Cost of sales	1,188,820	71.4%	253,549	76.7%
Gross profit	476,765	28.6%	76,823	23.3%
Selling, general and administrative expenses	1,227,100	73.7%	245,521	74.3%
Depreciation expense	21,224	1.3%	-	-
Total operating expenses	1,248,324	75%	245,521	74.3%
Loss from operations	(771,559)	(46.3%)	(168,698)	(51.1%)
Other income	(13,402)	(0.8%)	$274	(0.0%)
Loss before income tax	(784,961)	(47.1%)	(168,424)	(51.1%)
Income tax expense	(2,380)	(0.1%)	-	-
Net loss	$(787,341)	(47.2%)	$(168,424)	(51.1%)

Revenue

	Six months ended June 30, 2009	% Change	Six months ended June 30, 2008
Total revenue	$1,665,585	404.2%	$330,372
Total customer orders shipped	34,835	483.0%	5,975
Total average net sales per order	$47.8	(15.7)%	$55.3

Revenues for the six months ended June 30, 2009 grew to $1,665,585 from $330,372 for the six months ended June 30, 2008. Revenues increased for the six months ended June 30, 2009 compared to corresponding period in the prior year as a result of an increase in order volume.  This increase is due primarily to the maturing of business activities from a company with limited operating activities and the initial rollout of the business model during 2008, the impact of increased advertising and the issuance of new licenses to sell prescription drugs by additional states.

Another indicator of increased business activity was that our website attracted over 546,840 visits with over 2,047,426 pageviews during the first six months of 2009 compared to fewer than 104,476 visits and more than 359,740 pageviews during the first six months of 2008.

Costs and Expenses

Cost of Sales and Gross Margin

	Six months ended June 30, 2009	% Change	Six months ended June 30, 2008
Total cost of sales	$1,188,820	368.9%	$253,549
Total gross profit dollars	$476,764	520.6%	$76,823
Total gross margin percentage	28.6%		23.3%

Total cost of sales increased for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 23.3% for the six months ended June 30, 2008 to 28.6% for the six months ended June 30, 2009, due to a more representative relationship between revenues and cost of sales per our business model as the amount of low-priced generic prescription products became a larger portion of our mix of revenues.

Selling, General and Administrative Expenses

	Six months ended June 30, 2009	% Change	Six months ended June 30, 2008
Selling, general and administrative expenses	$1,227,100	399.8%	$245,521
Percentage of revenue	73.7%		74.3%

Selling, general and administrative expenses increased by $981,579 in the six months ended June 30, 2009 compared to the same period in 2008, an increase of  399.8%.  The expense increases were due primarily to expenses related to the maturing of business activities including increases of approximately $405,997 for payroll, advertising, shipping and fulfillment expenses related to revenue growth compared to the six months ended June 30, 2008.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2009 and 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since our inception, we have financed operations through product sales to customers, and debt and private equity investment by existing stockholders, officers and directors.

As of June 30, 2009, we had approximately $1.4 million in cash and cash equivalents.  We estimate that our existing cash, combined with our revenues, will be sufficient to fund current operations for at least the next 12 months.

Our management anticipates that we should achieve breakeven profitibility by the end of the fourth quarter of 2009. We attribute our anticipated increased profitability to the re-launch of our website in September 2009; with the website’s improved functionality, our conversion rate should improve, translating into significant growth of our OTC product sales. The anticipated increase in our OTC product sales, as well as the launching of our first direct partnership with a health care provider beginning on September 1, 2009, should increase revenues.

In addition, our cash needs to fund the anticipated growth should be mitigated somewhat since we are able to source items in 24 hours, thereby reducing the amount of inventory we need to carry. Furthermore, our customers usually purchase their products with an upfront credit card payment, and we typically have terms of 30-60 days with our suppliers.

We also anticipate that during the third and fourth quarters of 2009, we will increase our number of suppliers, which should have a positive impact on gross margin due to increased competition.

If our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital through one or more financings.  If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all.  If we cannot raise sufficient funds on acceptable terms, we may have to curtail our level of expenditures and scope of operations.

With our revenues expected to grow, we anticipate that our cash flow from operating activities will be a growing source of funds for us. Assuming we achieve cash flow breakeven, we intend to seek to secure a standby secured asset line to fund asset acquisitions particularly for inventory growth.  Our operating model calls for payment by the customer via credit card prior to when the products are due to be paid to our vendors.  Accordingly, controlling inventory exposure will be an important operating objective for us.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting polices and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the composition of our products/services and the regulatory environment.  We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate.   Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R. Stock-based compensation expense for all stock-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model using a volatility figure derived from an index of comparable entities.  Our management will review this assumption as our trading history becomes a better indicator of value. We account for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Recently-issued Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 supersedes SFAS No. 162 issued in May 2008. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to materially impact our consolidated financial position or results of operations.

In June 2009 the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS No. 167 will be effective January 1, 2010. We are in the process of evaluating the impact of this pronouncement on our (consolidated) financial position and results of operations.

In June 2009 the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 will be effective January 1, 2010. We are in the process of evaluating the impact of this pronouncement on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 in the quarter ended June 30, 2009. Subsequent events were evaluated through August 21, 2009, the date on which the financial statements were issued. The adoption of this pronouncement did not impact our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”) which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The adoption of this policy did not have a material impact on our condensed consolidated financial position and condensed consolidated results of operations.

In June 2008, the Emerging Issues Task Force (“EITF”) reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF No. 07-5 did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R is applicable prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSPs No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for us beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on our consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The adoption of this pronouncement did not impact our consolidated financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Internal Control over Financial Reporting

In connection with the review of our consolidated financial statements for the quarter ended June 30, 2009, our independent auditors identified certain material weaknesses in our internal control over financial reporting. These material weaknesses primarily relate to our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for the share exchange recapitalization transaction and other transactions, which was due in part to the small size of our company prior to our May 14, 2009 share exchange transaction.

To ensure the proper remediation of the above-mentioned material weaknesses, we intend to hire additional staff as necessary to mitigate these weaknesses, as well as to implement other planned improvements. Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not currently involved in any legal proceedings other than routine litigation incidental to the business.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended June 30, 2009

On May 14, 2009, at the closing of the share exchange transaction, we issued an aggregate of 155,194,563 shares of our common stock to the former stockholders of Hwareh.com (as previously reported in our current report on Form 8-K on May 15, 2009). The shares of our common stock issued to former holders of Hwareh.com capital stock in connection with the share exchange transaction were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering or under Regulation D promulgated pursuant to the Securities Act of 1933.  The common stock was not registered under the Securities Act, or the securities laws of any state, and was offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

On May 15, 2009, we granted stock options to purchase up to 8,436,000 shares of our common stock under our 2009 Incentive Compensation Plan, with an exercise price of $0.04 per share.

On May 20, 2009, we granted stock options to purchase up to 21,250,000 shares of our common stock under our 2009 Incentive Compensation Plan, with exercise prices ranging from $0.10 to $0.11 per share.

These stock option grants were made without registration in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

On May 31, 2009, the holder of a Hwareh.com, Inc. warrant exercised that warrant, at an exercise price of $0.0010778 per share, and received 927,833 shares of our common stock. The issuance of common stock upon exercise of the warrant was made without registration in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

On June 10, 2009, a former board of director member and holder of a warrant exercised that entire warrant, at an exercise price of $0.05 per share, and received 125,000 shares of our common stock. In a separate transaction on the same day, the same person exercised stock options to purchase 89,822 shares of common stock at an average price of $0.0896 per share. The issuance of common stock upon exercise of the warrant and stock options was made without registration in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 4, 2009, stockholders owning a majority of our outstanding shares of common stock, the only classes of our voting securities outstanding as of the record date, voted by written consent (a) to approve an amendment to our certificate of incorporation to change our name to HealthWarehouse.com, Inc. and (b) to ratify the adoption of our 2009 Incentive Compensation Plan. The stockholder consent was signed by holders of 120,151,510 shares (or 63.8%) of the 188,250,724 shares that were entitled to be voted on these matters.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this quarterly report:

Exhibit Number and Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 21, 2009

HEALTHWAREHOUSE.COM, INC.

By:	/s/ Lalit Dhadphale
Lalit Dhadphale
President and Chief Executive Officer (principal executive officer)

By:	/s/ Patrick E. Delaney
Patrick E. Delaney
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Exhibit Index

Exhibit Number and Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

* filed herewith