Form 10-Q
period 2009-09-30
HealthWarehouse.com, Inc.
filed 2009-11-23
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

 As of November 20, 2009, there were 189,557,879 shares of common stock outstanding.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,810	$357,938
Accounts receivable	50,265	12,317
Inventories – finished goods	421,796	84,480
Prepaid expenses and other current assets	187,399	-
Total current assets	$671,270	$454,735

Property and equipment, net	429,045	315,969
Website development costs	180,169	70,397

Total assets	$1,280,484	$841,101

Liabilities and Stockholders’ (Deficiency) Equity
Current liabilities
Accounts payable – related parties	$-	$380,279
Accounts payable – trade	16,733	156,448
Accrued expenses	184,791	-
Total current liabilities	$201,524	$536,727

Convertible notes, net of deferred debt discount of $26,029	1,173,971	-

Total liabilities	$1,375,495	$536,727

Commitments and contingencies

Stockholders’ equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 155,557 shares issued and outstanding (aggregate liquidation preference $280,003)	156	-
Common stock – par value $.001 per share; authorized 750,000,000 shares; 189,557,879 and 154,876,449 shares issued and outstanding	189,558	154,876
Additional paid-in capital	1,799,688	827,456
Accumulated deficit	(2,084,413)	(677,958)
Total stockholders’ (deficiency) equity	(95,011)	304,374
Total liabilities and stockholders’ (deficiency) equity	$1,280,484	$841,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Net sales	$1,006,610	$396,547	$2,672,195	$726,920

Cost of sales	658,376	310,981	1,847,196	564,530
Gross profit	348,234	85,566	824,999	162,390

Operating expenses:

Selling, general and administrative expenses	947,465	273,062	2,181,768	518,584
Depreciation expense	16,280	-	37,504	-

Total operating expenses	963,745	273,062	2,219,272	518,544

Loss from operations	(615,511)	(187,496)	(1,394,273)	(356,194)

Interest income (expense)	(3,603)	1,197	(9,799)	-

Loss before income taxes	(619,114)	(186,299)	(1,404,072)	(356,194)

Income tax expense	-	-	(2,383)	-

Net loss	$(619,114)	$(186,299)	$(1,406,455)	$(356,194)

Per share data:
Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	189,436,978	154,876,449	172,553,570	154,876,449

The accompanying notes are an integral part of these condensed consolidated financial statements

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Cash flows from operating activities
Net loss	$(1,406,455)	$(356,194)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	37,504	-
Non-cash stock-based compensation	211,797	-
Amortization of deferred debt discount	19,424	-
Changes in operating assets and liabilities:
Accounts receivable	(37,948)	(6,356)
Inventories – finished goods	(337,316)	-
Prepaid expenses and other current assets	(187,399)	-
Accounts payable – trade	(286,922)	315,683
Accounts payable – related parties	(384,282)	-
Accrued expenses	16,260	-
Net cash used in operating activities	(2,355,407)	(46,867)

Cash flow from investing activities
Cash received in share exchange	1,220,520	-
Acquisition of property and equipment	(150,580)	(273,971)
Expenses paid in conjunction with share exchange	(225,000)	-
Website development costs	(109,772)	(74,063)
Net cash provided by (used in) investing activities	735,168	(348,034)

Cash flows from financing activities
Proceeds from sale of common stock	50,196	872,744
Proceeds from option/warrant exercises	23,915	-
Proceeds from sale of convertible notes	1,200,000	-
Net cash provided by financing activities	1,274,111	872,744

Net increase(decrease) in cash and cash equivalents	(346,128)	477,843

Cash and cash equivalents – beginning of period	357,938	32,828

Cash and cash equivalents – end of period	$11,810	$510,671

Non-cash investing and financing activities:
Net assets received in share exchange:
Cash	$1,220,520
Accounts payable	(147,276)
Accrued expenses	(168,531)
Net assets	$904,713

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

On May 14, 2009, Clacendix completed a share exchange transaction pursuant to the terms of a Securities Exchange Agreement, dated as of May 14, 2009.  Under the Securities Exchange Agreement, Clacendix acquired all the outstanding capital stock of Hwareh.com, Inc. (formerly named HealthWarehouse.com, Inc.). As a result of the exchange, the former stockholders of Hwareh.com, Inc. owned 155,194,563 shares or approximately 82.4% of the outstanding shares of common stock of Clacendix. This transaction was accounted for as a reverse recapitalization, whereby Hwareh.com, Inc. is deemed to be the accounting acquirer for accounting purposes. Following the closing of the share exchange transaction with Hwareh.com, Clacendix succeeded to the business of Hwareh.com as its sole line of business.  Effective August 5, 2009, Clacendix changed its corporate name to HealthWarehouse.com, Inc.

The Company is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC medical products.

The Company is presently licensed as a mail-order pharmacy for sales to 43 states and the District of Columbia, and intends to apply for and obtain licenses to sell prescriptions in all 50 states by the end of 2009. The Company has begun accepting health insurance as part of its prescription program, contracting with insurance providers based on customer demand and business opportunity.

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for certain financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 not misleading have been made.  The results of operations for the three months ended September 30, 2009 and 2008 are not necessarily indicative of results that would be expected for the full year or any other interim period.

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

2. Going Concern and Management’s Liquidity Plans

As of September 30, 2009, the Company had $11,810 in cash and cash equivalents and working capital of $469,746.  During the nine months ended September 30, 2009, the Company generated revenue of approximately $2,700,000 and a net loss of approximately $1,400,000.  For the nine months ended September 30, 2009, cash flows included net cash used in operating activities of approximately $2,355,000, net cash provided by investing activities of approximately $735,000 and net cash provided by financing activities of approximately $1,275,000.

Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.  During the third quarter of 2009, the Company’s cash and cash equivalents were reduced by approximately $1,400,000, primarily due to an unanticipated sharp reduction in credit terms offered by the Company’s largest vendor, which resulted in the Company accelerating payments in excess of $800,000 to that vendor, continued operating losses and failure of an investor to complete a contractual funding to the Company of $400,000.

Based upon projected operating expenses, the Company believes that its working capital as of September 30, 2009 may not be sufficient to fund its plan of operations for the next twelve months.  The Company anticipates that it will need to raise additional capital in order to meet operations and execute its business plans.  Management has also indicated that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers.   Management has indicated that the Company is in discussions with certain parties regarding various financing opportunities including selling additional capital stock and/or entering into debt facilities.  However, the Company does not know at this time whether the any such transactions between the Company and any third party, will be consummated and, if consummated, when it might occur, or if the terms would be favorable to us.  If the Company cannot raise sufficient funds on acceptable terms, it may have to curtail its level of expenditures and scope of operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

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

Website Development Costs

In accordance with Accounting Standards Codification (“ASC”) 350-50 (prior authoritative literature: Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs”) the Company capitalized $109,772 and $74,063 of website development costs for the nine months ended September 30, 2009 and 2008, respectively. No amortization expense has been recorded through September 30, 2009 as the capitalized projects have not been completed.

Shipping and Handling Costs

Shipping and handling costs incurred are not billed to the customer and are recognized in selling, general and administrative expenses. Such amounts aggregated approximately $87,311 and $219,651 for the three and nine months ended September 30, 2009, respectively, and $43,766 and $45,892 for the three and nine months ended September 30, 2008, respectively.

Fair Value of Financial Instruments

The carrying value of items included in working capital approximates fair value because of the relatively short maturity of these instruments. The convertible debt approximates fair value because the terms are substantially similar to similar debt in the marketplace.

Net Income/(Loss) Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 51,077,156 at September 30, 2009 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. These potentially dilutive securities consist of stock options to purchase up to 30,096,178 shares of common stock, warrants to purchase up to 3,570,181 shares of common stock, convertible promissory notes convertible into 15,855,227 shares of common stock and convertible preferred stock convertible into 1,555,570 shares of common stock. The Company had no potentially dilutive securities at September 30, 2008.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718 (prior authoritative literature: SFAS 123R, “Share-Based Payment”)  . Stock-based compensation expense for all stock-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model using a volatility figure derived from an index of comparable entities.  Management will review this assumption as the Company’s trading history becomes a better indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Stock-based compensation for the three and nine months ended September 30, 2009 was recorded in the consolidated statements of operations in selling general and administrative line item and totaled $86,157 and $211,797, respectively.  There was no stock-based compensation incurred during the three or nine month period ended September 30, 2008.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values range as follows:

Three and Nine Months Ended September 30, 2009
Risk-free interest rate	.10% to 2.65%
Dividend yield	N/A
Expected volatility	57.6%
Expected life in years	0.04 to 6.50
Expected forfeiture rate (through term)	0%

4.  Income Taxes

The Company adopted the provisions of ASC Topic 740-10 (prior authoritative literature: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.)  ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10.

In accordance with ASC 740-10, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses.”

In many cases, the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

The adoption of the provisions of ASC 740-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial position and results of operations. As of September 30, 2009, the Company believes that there are no significant uncertain tax positions requiring recognition in these consolidated financial statements.

The Company consummated a share exchange transaction with Hwareh.com, Inc on May 14, 2009. The share exchange transaction is being accounted for as a “reverse recapitalization,” since the former stockholders of Hwareh.com own a majority of the outstanding shares of the Company’s common stock immediately following the transaction, and Hwareh.com is deemed to be the accounting acquirer in the transaction. As a result, at September 30, 2009, due to the change in control under Section 382 of the Internal Revenue Code, utilization of any pre-share exchange tax benefits would be substantially limited.

5. Convertible Debt

In contemplation of and contingent to closing the share exchange transaction, in the quarter ended June 30, 2009, Hwareh.com, Inc. received the proceeds of convertible promissory notes aggregating $1,200,000(“Convertible Debentures”). The notes have a maturity date of two years from the date of issuance and bear interest at 3.25% per annum, payable quarterly in arrears and in full upon conversion. The notes are convertible into 15,855,227 shares of the Company’s common stock at an effective conversion price of $0.0756848 per share.  The notes are convertible at any time at the option of the holder. The Company can also cause the conversion of the notes at its option at any time before maturity and after the shares of the Company’s common stock that are issuable upon conversion of the notes have been registered for resale pursuant to an effective registration statement. The notes have customary anti-dilution provisions in connection with any split, subdivision or combination of our common stock. Payment of principal, if not converted, and interest under the notes has been guaranteed by the Company’s President and Chief Executive Officer and a 10% or greater stockholder. (See Note10) The debt discount applicable to the notes from the issuance of warrants along with the notes was $45,453 (see below). As of September 30, 2009, none of the Hwareh.com convertible promissory notes had been converted.

In connection with the issuance of the Hwareh.com convertible promissory notes, Hwareh.com, Inc. also issued warrants to purchase common stock for up to 8,068,197 shares of the Company’s common stock (warrants expiring on May 31, 2009, June 30, 2009 and December 31, 2009 to purchase up to a maximum of 927,833, 3,570,182 and 3,570,182 shares, respectively, of the Company’s common stock at an exercise price of $0.0010778, $0.0560196 and $0.0560196 per share, respectively). Of these warrants, warrants to purchase 927,833 shares of the Company’s common stock were exercised on May 31, 2009, warrants to purchase up to 3,570,182 shares of the Company’s common stock expired on June 30, 2009 without being exercised and warrants to purchase up to 3,570,182 shares of the Company’s common stock remain outstanding and expire on December 31, 2009. The warrants have customary anti-dilution provisions in connection with any split, subdivision or combination of the Company’s common stock. The fair value of the warrants was estimated as $45,453 using the Black-Scholes option pricing model.  During the three and nine months ended September 30, 2009, the Company recognized $4,003 and $19,424 in amortization of the deferred debt discount.

The convertible promissory notes and warrants have registration rights with respect to the shares of the Company’s common stock that are issuable upon conversion or exercise of the notes or warrants, respectively. The Company was obligated to file an initial registration statement providing for the resale of the shares of the Company’s common stock underlying the convertible promissory notes and warrants by August 12, 2009, and to use its best efforts to have the registration statement declared effective as soon as practicable thereafter. Since the Company did not file on or before August 12, 2009, it must pay liquidated damages of $12,000 in the aggregate, an amount equal to 1% of the aggregate investment amount;  such amount has been accrued in the accompanying  Condensed Consolidated Financial Statements, however, the Company is currently in discussions with the holders to waive these penalties.

6. Stockholders’ (Deficiency) Equity

Common Stock

Details of outstanding shares of common stock are as follows:

Shares
Recapitalized shares of Hwareh.com, Inc’s stockholders	155,194,563
Shares of HealthWarehouse.com, Inc.’s stockholder at exchange	33,056,161
Warrants exercised	1,152,833
Options exercised	154,322
Common stock shares outstanding at September 30, 2009	189,557,879

Prior to the share exchange, Hwareh.com, Inc. sold 318,114 shares of common stock in a private placement and received proceeds of $50,196.

On May 31, 2009, the holder of a warrant exercised that warrant, at an exercise price of $0.0010778 per share or $1,000, and received 927,833 shares of the Company’s common stock.

On June 10, 2009, a former director and holder of a warrant exercised that entire warrant, at an exercise price of $0.05 per share or $6,250, and received 125,000 shares of the Company’s common stock.  In a separate transaction on the same day, the same person exercised stock options to purchase 89,822 shares of common stock at an average price of $0.0869 per share or $7,807.

On August 31, 2009, the holder of a warrant exercised that warrant, at an exercise price of $0.05 per share or $5,000 in the aggregate, and received 100,000 shares of the Company’s common stock.

On September 16, 2009 a former director exercised stock options to purchase 64,500 shares of common stock at an average price of $0.06 per share or $3,858.

Preferred Stock

The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock (“Preferred Stock”). The Preferred Stock is non-voting, has a standard liquidation preference equal to its purchase price, and does not pay dividends. As of September 30, 2009, there were 155,557 shares of Preferred Stock outstanding, which are convertible into 1,555,570 shares of common stock. The holders can call the conversion of the Preferred Stock at any time.

Incentive Compensation/Stock Option Plans

On May 15, 2009, the Company adopted its 2009 Incentive Compensation Plan (the “2009 Plan”). The total number of shares of common stock that may be subject to the granting of awards under the 2009 Plan is 30,000,000, plus 3,628,500 shares that remained available to be issued on May 15, 2009 and were assumed as part of the share exchange from Clacendix’ previously existing stock option plans. The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 5,000,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is an aggregate value of $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is an aggregate value of $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the board of directors or committee of the Company’s board of directors designated to administer the 2009 Plan (the “committee”), except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant.

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

On May 20, 2009, the Company granted stock options to purchase up to 21,250,000 shares of its common stock under the 2009 plan, with exercise prices ranging from $0.10 to $0.11 per share. These stock options vest 33.33% on May 20, 2010, 33.33% on May 20, 2011 and 33.33% on May 20, 2012. Of these stock options, (a) 5,000,000 have an exercise price of $0.11 per share and a five-year term,  and are valued at $213,687 using the Black-Scholes option pricing model and (b) 16,250,000 have an exercise price of $0.10 per share and a ten-year term, and are valued at $936,633 using the Black-Scholes option pricing model.

As of September 30, 2009, stock options to purchase up to 29,686,000 shares of common stock have been awarded under the 2009 Plan, with exercise prices ranging from $0.04 to $0.11 per share, of which 4,718,000 are exercisable. The aggregate stock compensation expense associated with the aforementioned stock options totaled approximately $1,308,307, of which $1,182,666 remains unamortized as of September 30, 2009; such amount is being amortized on a straight-line basis over three years.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	—
Assumed in exchange	689,500	$0.14	2.25	-
Granted	29,686,000	$0.08	5.82	-
Expired	-	-	-	-
Canceled	(125,000)	-	-	-
Exercised	(154,322)	$0.07	-	-
Options outstanding at September 30, 2009	30,096,178	0.09	5.81	$1,475,041

Options exercisable at September 30, 2009	4,718,000	$0.05	5.69	$377,440

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – $0.10	8,418,000	5.60	$0.04	4,218,000	$0.04
$0.10 – $0.25	21,678,178	5.82	$0.10	500,000	$0.16
$0.00 – $0.25	30,096,178	5.81	$0.09	4,718,000	$0.05

Warrants

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2009	—
Assumed in exchange	275,000	$0.05	-	-
Granted	8,068,197	0.05	-	-
Expired	(3,620,183)	0.05	-	-
Exercised	(1,152,833)	0.05	-	-
Warrants outstanding at September 30, 2009	3,570,181	0.05	0.25	$285,614

7. Commitments

Operating Leases

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC. The sublease has a current monthly rental rate of $9,417 and has a total value of $169,500 through March 31, 2011, the expiration date. The annual obligation under the sublease is $113,000 in the year ended September 30, 2010 and $33,402 in the year ending September 30, 2011.

Rent expense under operating lease for the nine months ended September 30, 2009 and 2008 was approximately $70,434 and $0, respectively, and for the three months ended September 30, 2009 and 2008, was approximately $28,251 and $0, respectively.

8.  Contingent Liabilities

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s business financial position or results of operations.

9.   Concentrations

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

10. Related Party Transactions

Lalit Dhadphale, the Company’s President and Chief Executive Officer, and Cape Bear Partners LLC, a 10% or greater stockholder, have guaranteed the Company’s obligations under certain convertible promissory notes with a principal value of $1,200,000. The guarantees state that Mr. Dhadphale and Cape Bear Partners LLC each guarantee the full payment of principal and interest under the notes. The guarantees terminate with respect to each note upon the earlier of repayment of principal and interest under each note or conversion of the note to equity. In the event of note conversion, the guarantees remain in place with respect to any interest due and unpaid through the date of conversion until that interest has been paid.  The maximum exposure of each of Mr. Dhadphale and Cape Bear Partners LLC pursuant to the guarantees is $1,278,000.

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, an entity controlled by Jason Smith.  Mr. Smith is also the Manager of Rock Castle Holdings, LLC, a 10% or greater stockholder in the Company. Mr. Smith is the son of the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers from whom the Company purchased  $1,124,610 and $612,613 of supplies during the nine months ended September 30, 2009 and 2008, and $127,567 and $316,804 of supplies during the three months ended September 30, 2009 and 2008, respectively.

Ron Ferguson, a former Hwareh.com director, has guaranteed the Company’s obligations to supplier Prescription Supply Inc. Mr. Ferguson is the spouse of Diane Ferguson, a stockholder of the Company. The guarantee, and Mr. Ferguson’s maximum exposure under the guarantee, does not have a fixed dollar limit. As of September 30, 2009, there was $954 due to Prescription Supply Inc.

11.  New Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010.   The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations.  This standard has not yet been integrated into the ASC.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be  effective  January 1, 2010.   The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations.  This standard has not yet been integrated into the ASC.

In May 2009, the FASB issued ASC 855 (prior authoritative literature: SFAS No. 165, “Subsequent Events”).  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended September 30, 2009. Subsequent events were evaluated through November 23, 2009, the date on which the financial statements were issued.  This Statement did not impact the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued ASC 820 (prior authoritative literature: “Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this provision did not have a material impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued updates to ASC 815-40 (prior authoritative literature: Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“ASC 815-40”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of ASC 815. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of ASC 815-40 did not have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued ASC 805 (prior authoritative literature: SFAS No. 141R, "Business Combinations").   ASC 805 establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. ASC 805 also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. ASC 805 will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2006, the FASB issued ASC 820, which establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of ASC 820 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of ASC 820 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of ASC 820 are to be applied to fair value measurements prospectively beginning January 1, 2009. In April 2009, the FASB issued FSP No. 157-4, which provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures.  The adoption of these pronouncements did not have a material impact on the Company’s consolidated results of operations or financial condition.

12. Subsequent Events

On November 9, 2009, Mr. Wayne Corona resigned from the Board of Directors of the Company. Upon his resignation, all 5,000,000 unvested options issued to Mr. Corona in May 2009 were cancelled by terms of the 2009 Incentive Stock Option Plan.

On November 11, 2009, Mr. Youssef Bennani was elected as a member of the Board of Directors by consent.

On November 11, 2009, Mr. Bennani and Mr. Patrick E. Delaney, the Company’s Chief Financial Officer, were issued an options to purchase 3,000,000 and 2,000,000 shares of Company common stock, respectively, with an exercise price of $0.125 per share. The non-cash stock compensation valuation, based on the Black-Scholes calculation, is $311,737 and will be recognized over the three year vesting period.

Subsequent to September 30, 2009, noteholders holding $575,000 of Convertible Debentures agreed to convert into 7,597,232 shares of common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating deficits;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition; and

•	inability to attract or retain qualified senior management personnel.

All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements or other information contained herein.  Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.  We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in our annual reports and, most recently, in our current report on Form 8-K filed on May 15, 2009.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report.

Overview

On May 14, 2009, we completed a share exchange transaction with Hwareh.com, Inc. pursuant to the terms of a Securities Exchange Agreement, dated as of May 14, 2009. Under the Securities Exchange Agreement, we acquired all the outstanding capital stock of Hwareh.com, Inc. (formerly named HealthWarehouse.com, Inc.). As a result of the exchange, the former stockholders of Hwareh.com, Inc. owned approximately 82.4% of the outstanding shares of our common stock. This transaction was accounted for as a reverse recapitalization, whereby Hwareh.com, Inc. is deemed to be the accounting acquirer for accounting purposes. Following the closing of the share exchange transaction with Hwareh.com, we succeeded to the business of Hwareh.com as our sole line of business.  Effective August 5, 2009, we changed our corporate name to HealthWarehouse.com, Inc.

We are a licensed U.S. pharmacy and healthcare e-commerce company that sells discounted brand name and generic prescription drugs and over-the-counter (OTC) medical products. Our web address is http://www.healthwarehouse.com. At present, we sell:

•	a range of prescription drugs;

•	diabetic supplies including glucometers, lancets, syringes and test strips;

•	OTC medications covering a range of conditions from allergy and sinus to pain and fever to smoking cessation aids;

•	home medical supplies including incontinence supplies, first aid kits and mobility aids; and

•	diet and nutritional products including supplements, weight loss aids, and vitamins and minerals.

Our objective is to make the pharmaceutical supply chain more efficient by eliminating costs and passing on the savings to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over the counter and prescription medications and products. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to 43 states and the District of Columbia, and we intend to apply for and obtain licenses to sell prescriptions in all 50 states by the end of 2009.

We have begun accepting health insurance as part of our prescription program, initially contracting with a limited number of insurance providers based on customer demand and business opportunity. Our customers tend to be under or uninsured consumers who rely on our service for their daily medications.  In addition, due to the savings we pass on to the consumer, our prices are often below insurance co-pay amounts making insurance unnecessary when purchasing from us. We intend to continue expanding the number of health insurance providers that we accept as customer demand warrants.

To date, we have incurred operational losses for all historic periods.  We have financed our activities to date through revenues from our online sales, the proceeds from sales of our equity securities in private placement financings and the proceeds from the issuance of our promissory notes in private financings.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008.

	Three months ended September 30, 2009	% of Revenue	Three months ended September 30, 2008	% of Revenue

Revenue	$1,006,610	100.0%	$396,547	100.0%
Cost of sales	658,376	65.4%	310,981	78.4%
Gross profit	348,234	34.6%	85,566	21.6%
Selling, general & administrative expenses	947,465	94.1%	273,062	68.9%
Depreciation expense	16,280	1.6%	-	-%
Total operating expenses	963,745	95.7%	273,062	68.9%
Loss from operations	(615,511)	(61.1)%	(187,496)	(47.3)%
Interest income (expense)	(3,603)	(.4)%	1,197	.3%
Net loss before taxes	(619,114)	(61.5)%	(186,299)	(47.0)%
Income tax expense	-	-%	-	-%
Net loss	$(619,114)	(61.5)%	$(186,299)	(47.0)%

Revenue

	Three months ended September 30, 2009	% Change	Three months ended September 30, 2008
Total revenue	$1,006,610	153.9%	$396,547
Total customer orders shipped	22,523	237.6%	6,672
Total average net sales per order	$48.23	(16.1)%	$57.51

Revenues for the three months ended September 30, 2009 grew to $1,006,610 from $396,547 for the three months ended September 30, 2008. Revenues increased for the three months ended September 30, 2009 compared to the corresponding period in the prior year as a result of an increase in order volume.  This increase is due primarily to the maturing of business activities from a company with limited operating activities, the initial rollout of our prescription business model at the end of 2008, the impact of increased advertising and the issuance of new licenses to sell prescription drugs by additional states.

Another indicator of increased business activity was that our website attracted over 310,396 visits with over 1,111,595 pageviews during the three months ended September 30, 2009 compared to fewer than 72,750 visits and 288,750 pageviews during the three months ended September 30, 2008.

Costs and Expenses

Cost of Sales and Gross Margin

	Three months ended September 30, 2009	% Change	Three months ended September 30, 2008
Total cost of sales	$658,376	111.7%	$310,981
Total gross profit dollars	$348,234	307.0%	$85,566
Total gross margin percentage	34.6%	13.0%	21.6%

Total cost of sales increased to $658,376 for the three months ended September 30, 2009 as compared to $310,981 for the three months ended September 30, 2008 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 13.0% for the three months ended September 30, 2008 to 34.6% for the three months ended September 30, 2009, due to a more representative relationship between revenues and cost of sales per our business model as the amount of low-priced generic prescription products became a larger portion of our mix of revenues.

Selling, General and Administrative Expenses

	Three months ended September 30, 2009	% Change	Three Months Ended September 30, 2008
Selling, general and administrative expenses	$947,465	247.0%	$273,062
Percentage of revenue	94.1%	25.2%	68.9%

Selling, general and administrative expenses increased by $674,402 in the three months ended September 30, 2009 compared to the same period in 2008, an increase of 347.0%.  The expense increases were due primarily to expenses related to the maturing of business activities including increases of approximately $383,785 for payroll, advertising, shipping and fulfillment expenses related to revenue growth compared to the three months ended September 30, 2008.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008.

	Nine months ended September 30, 2009	% of Revenue	Nine months ended September 30, 2008	% of Revenue

Revenue	$2,672,195	100.0%	$726,920	100.0%
Cost of sales	1,847,196	69.1%	564,530	77.7%
Gross profit	824,999	30.9%	162,390	22.3%
Selling, general and administrative expenses	2,181,768	81.7%	518,584	71.4%
Depreciation expense	37,504	1.4%	-	-%
Total operating expenses	2,219,272	83.1%	518,584	71.4%
Loss from operations	(1,394,273)	(52.2)%	(356,194)	(49.1)%
Interest income(expense)	(9,799)	(0.4)%	-	-%
Loss before income tax	(1,404,072)	(52.6)%	(356,194)	(49.1)%
Income tax expense	(2,383)	(.1)%	-	-%
Net loss	$(1,406,455)	(52.6)%	$(356,194)	(49.1)%

Revenue

	Nine months ended September 30, 2009	% Change	Nine months ended September 30, 2008
Total revenue	$2,672,195	268.0. %	$726,920
Total customer orders shipped	56,703	348.4%	12,647
Total average net sales per order	$48.23	(15.84)%	$57.31

Revenues for the nine months ended September 30, 2009 grew to $2,672,306 from $726,920 for the nine months ended September 30, 2008. Revenues increased for the nine months ended September 30, 2009 compared to the corresponding period in the prior year as a result of an increase in order volume.  This increase is due primarily to the maturing of business activities from a company with limited operating activities and the initial rollout of the business model during 2008, the impact of increased advertising and the issuance of new licenses to sell prescription drugs by additional states.

Another indicator of increased business activity was that our website attracted over 857,200 visits with over 3,159,000 pageviews during the first nine months of 2009 compared to fewer than 177,200 visits and 648,500 pageviews during the first nine months of 2008.

Costs and Expenses

Cost of Sales and Gross Margin

	Nine months ended September 30, 2009	% Change	Nine months ended September 30, 2008
Total cost of sales	$1,847,196	227.2%	$564,530
Total gross profit dollars	$824,999	408.0%	$162,390
Total gross margin percentage	30.9%	8.6%	22.3%

Total cost of sales increased for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 8.6% for the nine months ended September 30, 2008 to 30.9% for the nine months ended September 30, 2009, due to a more representative relationship between revenues and cost of sales per our business model as the amount of low-priced generic prescription products became a larger portion of our mix of revenues.

Selling, General and Administrative Expenses

	Nine months ended September 30, 2009	% Change	Nine months ended September 30, 2008
Selling, general and administrative expenses	$2,181,768	320.7%	$518,584
Percentage of revenue	81.6%	10.2%	71.4%

Selling, general and administrative expenses increased by $ 1,663,184 in the nine months ended September 30, 2009 compared to the same period in 2008, an increase of 420.7%.  The expense increases were due primarily to expenses related to the maturing of business activities including increases of approximately $803,046 for payroll, advertising, shipping and fulfillment expenses related to revenue growth compared to the nine months ended September 30, 2008.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2009 and 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of September 30, 2009, the Company had $11,810 in cash and cash equivalents and working capital of $469,746.  During the nine months ended September 30, 2009, the Company generated revenue of approximately $2,700,000 and a net loss of approximately $1,400,000.  For the nine months ended September 30, 2009, cash flows included net cash used in operating activities of approximately $2,355,000, net cash provided by investing activities of approximately $735,000 and net cash provided by financing activities of approximately $1,275,000.
Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.  During the third quarter of 2009, the Company’s cash and cash equivalents were reduced by approximately $1,400,000, primarily due to an unanticipated sharp reduction in credit terms offered by the Company’s largest vendor, which resulted in the Company paying in excess of $800,000 to that vendor, continued operating losses and failure of an investor to complete a contractual funding to the Company of $400,000.
During the nine months ended September 30, 3009, the Company had a net decrease in cash and cash equivalents of approximately $346,000.  Our sources and uses of funds during this period were as follows:
For the nine months ended September 30, 2009, cash flows included net cash used in operating activities of approximately $2,355,000.  This amount included a decrease in operating cash related to a net loss of approximately $1,406,000 and additions for the following items: (i) depreciation and amortization, $37,504; (ii) stock-based compensation expense, $211,797; The increase in cash used in operating activities in 2009 was primarily offset by the following decreases: (i) accounts payable, $671,204; (ii) accounts receivable, $37,948; (iii) prepaid expenses and other current assets, $187,399; and (iv) inventories, $337,316.  For the nine months ended September 30, 2008, net cash used in operating activities was $46,867. This amount included decreases in operating cash related to a net loss of $356,194 and increase in accounts receivable of $6,356 offset by a decrease in prepaid expenses and other current assets of $314,212.

For the nine months ended September 30, 2009, net cash provided by investing activities was approximately $735,000 and was attributable to cash received in share exchange of $1,220,520, offset by expenses paid in conjunction with share exchange of $225,000; acquisitions of property and equipment of $150,580 and website development costs of $109,772.  For the nine months ended September 30, 2008, net cash used in investing activities was $348,034 and was attributable to acquisition of property and equipment $273,971 and website development costs $74,063.

For the nine months ended September 30, 2009, net cash provided by financing activities was approximately $1,274,000, consisting of a sale of convertible notes of $1,200,000; sale of common stock of $50,196 and proceeds from option and warrant exercises of $23,915. For the nine months ended September 30, 2008, net cash provided by financing activities was $872,744 from sale of common stock $872,744.

Subsequent to September 30, 2009 noteholders holding $575,000 of Convertible Debentures agreed to convert into 7,597,232 shares of common stock.

Going Concern

Based upon projected operating expenses, the Company believes that its working capital as of September 30, 2009 may not be sufficient to fund its plan of operations for the next twelve months.  The Company anticipates that it will need to raise additional capital in order to meet operations and execute its business plans.  Management has indicated that the Company is in discussions with certain parties regarding various financing opportunities including selling additional capital stock and/or entering into debt facilities.  However, the Company does not know at this time whether any such transactions between the Company and any third party will be consummated and, if consummated, when it might occur, or if the terms would be favorable to us.  If the Company cannot raise sufficient funds on acceptable terms, it may have to curtail its level of expenditures and scope of operations.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has indicated that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers.  The enhanced website’s functionality should provide a greatly improved total customer experience, our conversion rate should improve, which we believe will translate into significant growth of both our OTC product and prescription sales. In addition, the launching of our first direct partnership with a health care provider originally estimated to begin on September 1, 2009 but due to state regulatory issues with the provider it is now estimated to begin in early January 2010, is anticipated to increase revenues.
In addition, our cash needs to fund the anticipated growth should be mitigated somewhat since we are often able to source items in 24 hours, thereby reducing the amount of required inventory on-hand.  Furthermore, our customers usually purchase their products with an upfront credit card payment, and we typically have terms of up to 30 days with our suppliers.  With our anticipated growth in revenues, we expect that our cash flow from operating activities will be a growing source of funds for us. We also anticipate that during the fourth quarter of 2009, we will increase our number of suppliers, which should have a positive impact on gross margin due to increased competition.

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

We account for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718 ( prior authoritative literature: SFAS No. 123R, “Share-Based Payment”, for all stock-based payment awards is based on the estimated grant-date fair value. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model using a volatility figure derived from an index of comparable entities.  Our management will review this assumption as our trading history becomes a better indicator of value. We account for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Recently-issued Accounting Pronouncements

The information contained in Footnote 11 to the Company’s condensed consolidated financial statements included in Part I, Item 1 to this quarterly report is incorporated herewith by reference.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

In connection with the review of our consolidated financial statements, our independent registered public accountants identified certain material weaknesses in our internal control over financial reporting. These material weaknesses primarily relate to our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for the reverse recapitalization transaction and other transactions, which was due in part to the small size of our company prior to our May 14, 2009 share exchange transaction.

To ensure the proper remediation of the above-mentioned material weaknesses, we intend to hire additional staff as necessary to mitigate these weaknesses, as well as to implement other planned improvements. Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process, and improve the quality of our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not currently involved in any legal proceedings other than routine litigation incidental to the business.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended September 30, 2009

On August 31, 2009, the holder of a warrant exercised that warrant, at an exercise price of $0.05 per share, and received 100,000 shares of our common stock. The issuance of common stock upon exercise of the warrant was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

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

Dated:  November 23, 2009

HEALTHWAREHOUSE.COM, INC.

By:	/s/ Lalit Dhadphale
Lalit Dhadphale
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Patrick E. Delaney
Patrick E. Delaney
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number and Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

* filed herewith