Form 10-K
period 2009-12-31
HealthWarehouse.com, Inc.
filed 2010-04-15
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________

Commission file number 0-13117

HEALTHWAREHOUSE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2413505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commerce Boulevard, Cincinnati, Ohio	45140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 618-0911

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.               ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.            ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐  No ☒

The aggregate market value of voting and nonvoting stock held by non-affiliates, based on the closing price of the Common Stock, par value $0.001 (the “Common Stock”) on June 30, 2009 of $0.165, as reported on the OTC Bulletin Board was $11,236,247. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 197,965,731 shares of Common Stock outstanding as of April 7, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:                                                                                                           None

Information Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions;

•	inability to raise sufficient additional capital to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating deficits;

•	adverse results of any legal proceedings;

•	the volatility of our operating results and financial condition;

•	inability to attract or retain qualified senior management personnel; and

•	other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements or other information contained herein.  Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.  We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities reports or economic analysis.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

PART I

Item 1: Business.

Overview

We are a U.S. licensed virtual retail pharmacy and healthcare e-commerce company that sells discounted brand name and generic prescription drugs and over-the-counter (OTC) medical products. Our web address is http://www.healthwarehouse.com. At present, we sell:

•	a range of prescription drugs (we are licensed as a mail-order pharmacy for sales to 45 states and the District of Columbia);

•	diabetic supplies including glucometers, lancets, syringes and test strips;

•	OTC medications covering a range of conditions from allergy and sinus to pain and fever to smoking cessation aids;

•	home medical supplies including incontinence supplies, first aid kits and mobility aids; and

•	diet and nutritional products including supplements, weight loss aids, and vitamins and minerals.

Our objective is to make the pharmaceutical supply chain more efficient by eliminating costs and passing on the savings to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter and prescription medications and products. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to 45 states and the District of Columbia, and we intend to apply for and obtain licenses to sell prescriptions in all 50 states by June 30, 2010.

We have begun accepting health insurance as part of our prescription program, initially contracting with a limited number of insurance providers based on customer demand and business opportunity. Our customers tend to be under- or uninsured consumers who rely on our service for their daily medications.  In addition, due to the savings we pass on to the consumer, our prices are often below insurance co-pay, making insurance unnecessary when purchasing from us. We intend to continue expanding the number of health insurance providers we accept as customer demand warrants.

In March 2007, Hwareh.com, Inc. (“Old HW”), a Delaware corporation formerly named HealthWarehouse.com, Inc., was incorporated to carry on the business of selling OTC products. In November 2007, we began to develop the proprietary software necessary for our business, and in February 2008, version 1 of the http://www.healthwarehouse.com website was successfully launched running on our own proprietary software.

In March 2008, as part of our expansion into prescription drugs, we completed construction of a full service pharmacy within our warehouse in Cincinnati, Ohio. The pharmacy includes a machine which counts and packages prescriptions.  This machine can fill up to 1,200 prescriptions per day. Our pharmacy passed inspection by the Ohio State Pharmacy Board in April 2008.

Our growth strategy includes:

•	aggressively marketing our website to customers both online and offline,

•	expanding and hiring key personnel, and

•	continuing to develop our proprietary software and technology.

Corporate Information and History

On May 14, 2009, we completed a share exchange transaction (the “Exchange”) with Clacendix, Inc. (“Clacendix”) pursuant to the terms of a Securities Exchange Agreement.  Under the Securities Exchange Agreement, we acquired all the outstanding capital stock of Old HW.  The consideration issued in the Exchange was determined as a result of arm’s-length negotiations between the parties.

As a result of the Exchange, Old HW became our subsidiary, with Old HW’s former stockholders acquiring 155,194,563 shares, or approximately 82.4% of the then outstanding shares of our common stock.  This transaction was accounted for as a reverse recapitalization, whereby old HW is deemed to be the accounting acquirer for accounting purposes.  Following the closing of the Exchange, the business of Hwareh.com continues as our sole line of business. Effective August 5, 2009, we changed our corporate name to HealthWarehouse.com, Inc. simultaneously, with our name change, we changed the corporate name of our subsidiary to Hwareh.com, Inc.  In connection with the name change, we also obtained a new ticker symbol for quotation on the OTC Bulletin Board (OTC BB), which is “HEWA.OB.”

As part of the closing of the Exchange, we assumed Old HW’s rights and obligations under Old HW convertible promissory notes with a principal value of $1,200,000 and Old HW warrants to purchase common stock.  The Old HW convertible promissory notes and the Old HW warrants relate to Old HW’s private placement in April and May 2009, under which Old HW completed a private placement to 18 investors of convertible promissory notes, for gross proceeds of $1,200,000.  The convertible promissory notes are convertible into 15,855,227 shares of our common stock at a conversion price of $0.0756848 per share.  During our fourth quarter ended December 31, 2009, holders of convertible notes in an aggregate principal amount of $575,000 elected to voluntarily convert their notes, and received a total of approximately 7,597,000 shares of our common stock in exchange.  As part of the private placement, Old HW issued warrants expiring on May 31, 2009, June 30, 2009 and December 31, 2009 to purchase up to a maximum of 927,833, 3,570,182 and 3,570,182 shares, respectively, of our common stock (or an aggregate of 8,068,197 shares of our common stock) at an exercise price of $0.0010778, $0.0560196 and $0.0560196 per share, respectively.  Of those Old HW warrants, the warrant to purchase 927,833 shares of our common stock has been exercised, and the two warrants to purchase up to 3,570,182 shares of our common stock expired without being exercised.

Prior to the share exchange, Clacendix’s predecessor company was formed as a New Jersey corporation in 1982 as MicroFrame, Inc. In March 1999 MicroFrame, Inc. was reincorporated in the State of Delaware and in the process changed its name to ION Networks, Inc.   In December 2007, ION sold substantially all of its operating assets to Cryptek, Inc., a Delaware corporation.  Pursuant to the Cryptek sale, ION changed its name to Clacendix, Inc.  Following the date of the Cryptek sale and until the closing of our share exchange transaction with Old HW, Clacendix existed as a shell company with no operations that was seeking a target company with which to merge or to complete a business combination.

Our Business Model

We break down our business model into three components: commerce, content and community.  We seek to build traffic and sales by focusing on these components.  We expect that the combination of these three components of our business model will result in proprietary data that can be stripped of personal information for privacy concerns, and then used to help marketers target advertisers.

The commerce aspect of our business model involves sourcing products at the lowest possible prices, or manufacturing the products ourselves in FDA-approved facilities, and selling them direct to the consumer.  Our aim is to collapse the current healthcare channel, which typically involves three layers of intermediate costs before reaching the consumer, to one which goes straight from the manufacturer to the consumer.

Current Healthcare Distribution Model	Our Distribution Model
Manufacturer ‚	Manufacturer ‚
Wholesaler	‚
‚	‚
Distributor	HealthWarehouse.com
‚	‚
Pharmacy	‚
‚	‚
Consumer	Consumer

We have found that consumers will volunteer information where drug prices are the cheapest.  Accordingly, we market our prescription and OTC drugs at what we believe are some of the lowest prices available through the Internet in order to gain customers.  This is possible because typically we source them at the wholesale level from the manufacturer, eliminating layers of cost in the healthcare channel.

The content aspect of our business model is a means by which we plan to generate traffic and interest in our website.  We intend to purchase side effect and drug interaction data for over 115,000 drugs from a content provider to build out our content library.  We believe that consumers’ search for relevant information will generate traffic and search engine optimization opportunities for us.

In addition to purchasing content, we intend to augment this information base by building applications to enhance the purchased content value to consumers. We envision that consumers will be able to write their own content on drugs (personal experiences, etc.) and we will consider creating an application programming interface (API) that will allow that data to be shared with other websites and developers.  As consumers recognize the value of these applications, it is our belief that they will have a beneficial impact on driving traffic to our product sales site and will increase sales.

Our Online Pharmacy

We operate a full-service mail-order pharmacy within our warehouse in Cincinnati, Ohio.  The pharmacy includes a machine which counts and packages prescriptions that can fill up to 1,200 prescriptions per day.  Our pharmacy passed inspection by the Ohio State Pharmacy Board and we are presently licensed as a mail-order pharmacy for sales to 45 states and the District of Columbia, and we intend to apply for and obtain licenses to sell prescriptions in all 50 states by June 30, 2010.  We have also begun accepting health insurance as part of our prescription program, initially contracting with insurance providers based on customer demand and business opportunity.

Our online pharmacy offers the following advantages:

•
Legitimacy.  We have obtained certifications to separate ourselves from the many uncertified “rogue” pharmacies which exist. Our Pharmacy Checker ID certification allows us to advertise prescription drugs on Google, Microsoft and Yahoo. In addition, we have applied for Verified Internet Pharmacy Practice Sites (VIPPS) accreditation from the National Association of Boards of Pharmacy.

•
Convenience.  Our online store is available to consumers 24 hours a day, seven days a week through the Internet.  All of our products are also available for purchase by phone. We offer additional convenience to our customers through an easy-to-use website, robust search technology, and a variety of features such as multiple checkout options including Google Checkout.

•
Selection.  Due to our online structure, we are able to offer a significantly broader assortment of products, with greater depth in each product category, because we do not have the shelf display space limitations of brick-and-mortar drugstores.

•
Information.  We provide a broad array of interactive tools and information on our website to help consumers make informed purchasing decisions. Our information services include detailed product information pages, product user manuals and brochures, links to manufacturer websites, detailed product descriptions which contain the manufacturer’s phone number, and customer reviews.  Our customer care representatives are available by phone or email to provide personal guidance and answer customers’ questions.

•
Privacy.  When shopping at a brick-and-mortar drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking questions that may reveal personally sensitive aspects of their health or lifestyle to pharmacists, store personnel, or other shoppers.  Our customers avoid these problems by shopping from the privacy of their home or office.

•
Value.  Our goal is to offer shoppers a broad assortment of generic drugs and health products with competitive pricing.  We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals.  Since we have drugs manufactured specifically for us or source them direct from the manufacturer at the wholesale level, we believe that we have lower costs than traditional pharmacies which allows us to provide consumers with the better values.  We also strive to inform customers of additional cost-saving opportunities when they become available.  For example, we show the generic equivalents of all brand name products.

•
Customer Service.  Our focus has been on customer service and we endeavor to lead the industry in our policies and procedures.  We currently offer a satisfaction guarantee with what we believe is an industry-leading 90-day return policy with no restocking fees, and 100% free standard shipping on all orders. As of March 23, 2010, our positive customer satisfaction lifetime rating on Amazon.com was 99%.

Our customer support representatives operate from our call center in Cincinnati, Ohio.  Our customer support specialists are available 9 a.m. to 5 p.m. Eastern Standard Time, Monday through Friday, via e-mail, fax or telephone to handle customer inquiries and assist customers in finding desired products.  Our online Help Center outlines store policies and provides answers to customers’ frequently asked questions.

We ship our OTC products to all 50 states, the U.S. Territories, and APO/FPO military and embassy addresses. We process all orders from our primary distribution center in Cincinnati, Ohio. We based our logistics operation there to maintain proximity to UPS, located 90 miles away in Louisville, Kentucky, and FedEx, located in Memphis, Tennessee.  Processing from this location allows us to reach 80% of the U.S. population by standard ground shipping in two days.  In order to try to maintain high customer satisfaction ratings and quality control over the process, we do not drop ship orders.  Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog has not proven material to our business.

Marketing and Sales

Our marketing strategy aims to build brand recognition, increase customer traffic to our online store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.  It is centered on Internet-based advertising.

Our online advertising campaigns focus on the following areas:

•	Search Engines: Google, MSN and Yahoo;

•	Price Comparison Engines: Become, Google Product Search, NexTag, PriceGrabber.com, Pronto, Shopping.com, Shopzilla, Smarter and Yahoo Shopping; and

•	Social Networking: Facebook, MySpace and Twitter.

To date, our online advertising has proven to be an effective sales strategy for our business.  Apart from any personnel involved with our online advertising campaigns, we do not have a dedicated sales force.

Suppliers

There are a number of suppliers available for the pharmaceutical and non-pharmaceutical products that we sell. Our principal suppliers are Masters Pharmaceutical, Inc., from which we source the majority of our supplies, and Allison Medical, Inc., The Harvard Drug Group, LLC, Masters Healthcare, LLC and Prescription Supply, Inc. While we source our supplies from a limited number of suppliers, we do not believe that our business is dependent on any one supplier since the products that we sell are readily available from a number of alternative suppliers.  If a supplier, even if a significant supplier such as Masters Pharmaceutical, were to no longer be available to us, we believe that we could source replacement product through one or more alternative suppliers.

Customers

We sell directly to the individual consumers of the pharmaceutical and non-pharmaceutical products that we sell.  Accordingly, we are not dependent on any one or any few major customers.

Seasonality

Historically, the largest amount of our net sales occurs during our fourth quarter.  As a result, we sometimes experience an increase in our shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery during this time of year.

Competition

The market for prescription and OTC health products is intensely competitive and highly fragmented.  Our competitors in the segment include chain drugstores, mail order pharmacies, mass market retailers, warehouse clubs and supermarkets. Many of these potential competitors in the market are also established organizations with greater access to resources and capital than we have. In addition, we face competition from foreign online pharmacies that can often sell drugs to U.S. residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. We also compete with Internet portals and online service providers that feature shopping services and with other online or mail-order retailers that offer products similar or the same to those that we sell.

We believe that the principal competitive factors in our market segments include brand awareness and preference, company credibility, product selection and availability, convenience, price, actual or perceived value, website features, functionality and performance, ease of purchasing, customer service, privacy, quality and quantity of information supporting purchase decisions (such as product information and reviews), and reliability and speed of order shipment.

Intellectual Property and Technology

We filed for a trademark on the name “HealthWarehouse.com” on August 14, 2007 with the Patent and Trade Office, which trademark was granted with a registration date of May 19, 2009. We also rely on trade secret law and contractual restrictions to protect our intellectual property, and we do not intend to seek patent or copyright protection for our intellectual property at this time.

We have implemented a broad array of services and systems for website management, product searching, customer interaction, transaction processing, and order fulfillment functions. These services and systems use a combination of our own proprietary technologies, open-source technologies and commercially-available, licensed technologies.

We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business.  For example, our core merchandise catalog, as well as our customer interaction, order collection, fulfillment and back-end systems are proprietary to us. Our systems are designed to provide real-time connectivity to our distribution center systems for both pharmacy and OTC products. They include an inventory tracking system, a real-time order tracking system, an executive information system and an inventory replenishment system.

Our website at http://www.healthwarehouse.com is hosted on the Amazon EC2 platform due to the platform’s perceived cost effectiveness and scalability. EC2 allows us to pay only for bandwidth used. In addition, due to Amazon’s lengthy experience at running servers capable of serving one of the largest commerce sites on the web, our site remains scalable on days where our traffic spikes.

Our website was developed using 100% open source code. We use a 100% open source platform which runs on Linux, Apache, MySQL and PHP (LAMP).

In addition, we have utilized open source software from other vendors to speed up our development time. For management of our content and commerce catalog, we utilize Magento, an open source e-commerce platform.  For our reporting and tools, we utilize Google Analytics. Our checkout process has two options including Google Checkout for OTC orders and our own proprietary checkout for OTC and prescription orders which uses Authorize.net.

Government Regulation

Federal and state laws and regulations govern many aspects of our business and are specific to pharmacies and the sale of OTC drugs. Our pharmacy passed inspection by the Ohio State Pharmacy Board and we are presently licensed as a mail-order pharmacy for sales to 45 states and the District of Columbia, and we intend to apply for and obtain licenses to sell prescriptions in all 50 states by June 30, 2010. We ship our non-prescription products to all 50 states, the U.S. Territories, and APO/FPO military and embassy addresses.

We believe we are in substantial compliance with all existing legal and regulatory requirements material to the operation of our business.  We have standard operating procedures and controls designed to assist in ensuring compliance with existing contractual requirements and state and federal law. We diligently monitor and audit our adherence to these procedures and controls, and we take prompt corrective and disciplinary action when appropriate. However, we cannot predict how courts or regulatory agencies may interpret existing laws or regulations or what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding healthcare or the pharmacy industry, and the application of complex standards to the operation of our business creates areas of uncertainty.

In addition, we may in the future participate in federal and state programs such as Medicare and Medicaid. If we do, we would be subject to extensive government regulation including numerous state and federal laws and corresponding regulations directed at preventing fraud and abuse and regulating reimbursement.

Among the federal and state laws and regulations that currently affect or may reasonably affect in the future aspects of our business are the following:

Regulation of Our Pharmacy Operations.

The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Our pharmacy must be licensed in the state in which it is located. In some states, regulations require compliance with standards promulgated by the United States Pharmacopeia (USP).  The USP creates standards in the packaging, storage and shipping of pharmaceuticals.  Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy or similar regulatory body. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed. Furthermore, if our pharmacy dispenses durable medical equipment items, such as infusion pumps, that bear a federal legend requiring dispensing pursuant to a prescription, we would also be regulated by applicable state and federal durable medical equipment laws.

Federal agencies further regulate our pharmacy operations. Pharmacies must register with the Drug Enforcement Administration (DEA) and individual state controlled substance authorities in order to dispense controlled substances. Currently, we do not sell any controlled substances and therefore do not require a DEA license. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission (FTC) also has requirements for mail-order sellers of goods. The U.S. Postal Service (USPS) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail-order operations.  The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us.  However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations.

Additionally, under the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, our pharmacists are required to offer counseling to our customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill and other information deemed significant by the pharmacists.  We are also subject to requirements under the Controlled Substances Act and federal DEA regulations, as well as related state and local laws and regulations, relating to our pharmacy operations, including registration, security, recordkeeping and reporting requirements related to the purchase, storage and dispensing of controlled substances, prescription drugs and some OTC drugs.

“Compendial standards,” which can also be called “official compendium,” means the standards for drugs related to strength, purity, weight, quality, labeling and packing contained in the official Pharmacopeia of the United States, official National Formulary, or any supplement to any of them. Under the Food, Drug and Cosmetic Act of 1938, a drug recognized by the Homeopathic Pharmacopeia of the United States must meet all compendial standards and labeling requirements contained therein, or it will be considered adulterated (for example, lacking appropriate strength, quality or purity; or containing poisonous or unsanitary ingredients) or misbranded (for example, having a false or misleading label; or a label containing an inaccurate description of contents).  If we add homeopathic remedies to our product offerings, we will be required to comply with the Food, Drug and Cosmetic Act. The distribution of adulterated or misbranded homeopathic remedies or other drugs is prohibited under the Food, Drug and Cosmetic Act, and violations could result in substantial fines and other monetary penalties, seizure of the misbranded or adulterated items, and/or criminal sanctions.

We also are required to comply with the Dietary Supplement Health and Education Act when selling dietary supplements and vitamins.

We believe that our operations have the appropriate licenses required under the laws of the states in which they are located and that we conduct our pharmacy operations in accordance with the laws and regulations of these states.

Drug Importation

In the face of escalating costs for plan sponsors providing a prescription drug benefit for their employees, and uninsured individuals seeking to lower their drug costs, the issue of importing drugs from Canada or other foreign countries has received significant attention. Drug importation, sometimes called drug re-importation, occurs when prescription medicines from other countries are imported for personal use or commercial distribution. Individual importation activities are generally prohibited under U.S. law, and the FDA has issued warnings and safety alerts to a number of entities seeking to promote or facilitate systematic importation activities.  However, there has been considerable legislative and political activity seeking to change the FDA requirements to enable drug importation, and we are evaluating appropriate actions if such legislation were to be enacted.

Health Management Services Regulation

All states regulate the practice of medicine and require licensing under applicable state law. It is not our intent to practice medicine and we have tried to structure our website and our business to avoid violation of state licensing requirements.  However, the application of this area of the law to Internet services such as ours is not well established and, accordingly, a state regulatory authority could at some time allege that some portion of our business violates these statutes. Any such allegation could harm our business.  Further, any liability based on a determination that we engaged in the unlawful practice of medicine may be excluded from coverage under the terms of our general liability insurance policy.

Consumer Protection Laws

Most states have consumer protection laws designed to ensure that information provided to consumers is adequate, fair and not misleading. We believe that our practices conform to the requirements of state consumer protection laws. However, we may be subject to further scrutiny under these laws as they are often interpreted broadly.

Regulation Relating to Data Transmission and Confidentiality of Patient Identifiable Information

Dispensing of prescriptions and management of prescription drug benefits require the ability to utilize patient-specific information. Government regulation of the use of patient identifiable information has grown substantially over the past several years.  At the federal level, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which extensively regulates the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payors.  Our pharmacy operations are covered entities, which are directly subject to these requirements.  Additionally, regulation of the use of patient-identifiable information is likely to increase. Congress is currently reviewing proposals that would alter HIPAA, which would create additional administrative burdens. Many states have passed or are considering laws addressing the use and disclosure of health information. These proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities.  These laws and regulations have a significant impact on our operations, products and services, and compliance with them is a major operational requirement.  Regulations and legislation that severely restrict or prohibit our use of patient identifiable information could materially adversely affect our business.

Sanctions for failing to comply with HIPAA standards include criminal and civil penalties. If we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for significant damages, fines or penalties.

Fraudulent Billing, Anti-Kickback, Stark, Civil Monetary Penalties and False Claims Laws and Regulations

Our operations may in the future participate in federal and state programs such as Medicare and Medicaid. If we do, we would be subject to extensive government regulation including numerous state and federal laws and corresponding regulations directed at preventing fraud and abuse and regulating reimbursement. The government’s Medicare and Medicaid regulations are complex and sometimes subjective and therefore may require our management’s interpretation. If we were to participate in federal and state programs such as Medicare and Medicaid, our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services’ (HHS) Office of the Inspector General (OIG), the Centers for Medicare and Medicaid Services (CMS), the Department of Justice (DOJ), and the FDA. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits to ensure compliance with various supplier standards and billing requirements. Similarly, regional health insurance carriers routinely conduct audits and request patient records and other documents to support claims submitted for payment.

Federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal healthcare program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal healthcare programs. These laws are commonly referred to as anti-remuneration or anti-kickback laws. Several states also have similar laws, known as “all payor” statutes, which impose anti-kickback prohibitions on services not covered by federal healthcare programs. Anti-kickback laws vary between states, and courts have rarely interpreted them.

Courts, the OIG and some administrative tribunals have broadly interpreted the federal anti-kickback statute and regulations.  Courts have ruled that a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases.  Should we enter the government payor sector, it is possible that our current practices in the commercial sector may not be appropriate in the government payor sector.

The Ethics in Patient Referrals Law (Stark Law) prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid.  Many states have adopted laws similar to the Stark Law, which restrict the ability of physicians to refer patients to entities with which they have a financial relationship.

The Federal False Claims Act prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Civil monetary penalties may be assessed for many types of conduct, including conduct that is outlined in the statutes above and other federal statutes in this section. Under the Deficit Reduction Act of 2005 (DRA), states are encouraged to pass state false claims act laws similar to the federal statute.

Sanctions for fraudulent billing, kickback violations, Stark’s law violations or violations of the False Claims Act include criminal or civil penalties. If we do participate in federal payor programs and are found to have violated any state or federal kickback, Stark Law or False Claims Act law, we could be liable for significant damages, fines or penalties and potentially be ineligible to participate in federal payor programs.

Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans and Reimbursement for Durable Medical Equipment

Recently, the federal government has increased its focus on methods drug manufacturers employ to develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs.  One element common to many payment formulas, the use of “average wholesale price” (AWP) as a standard pricing unit throughout the industry, has been criticized as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The DOJ is currently conducting, and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs.

The DRA revised the formula used by the federal government to set the Federal Upper Limit (FUL) for multiple source drugs by adopting 250 percent of the average manufacturer’s price (AMP) without regard to customary prompt pay discounts to wholesalers for the least costly therapeutic equivalent. On July 17, 2006, HHS published a Final Rule for the Medicaid Prescription Drug Program implementing the DRA in which AMP was defined to exclude discounts and rebates to pharmacy benefit managers and include sales to mail-order and specialty pharmacies in the AMP calculation by manufacturers.

These proposals and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could affect our ability to negotiate discounts with pharmaceutical manufacturers. They could also impact the reimbursement we may receive from government payors in the future. In addition, they may affect our relationships with health plans. In some circumstances, they might also impact the reimbursement that we would receive from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised pricing information. Furthermore, private payors may choose to follow the government’s example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts and rebates.

Relative to our durable medical equipment operations, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA), established a program for the competitive acquisition of certain covered items of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS). Diabetes testing supplies, including test strips and lancets, which are commonly supplied via mail-order delivery, are subject to the competitive acquisition program. Only qualified suppliers that meet defined participation standards specified in the final rule will be permitted to engage in the competitive acquisition program. In 2010, mail-order diabetes testing supplies may be subject to a national or regional program, which would require mail-order suppliers to bid on supplying certain DMEPOS items.

Medicare Part D and Part B; State Prescription Drug Assistance Programs

The DIMA also offers far-reaching changes to the Medicare program. The DIMA established a new Medicare Part D outpatient prescription drug benefit for over 40 million Americans who are eligible for Medicare. Qualified beneficiaries, including senior citizens and disabled individuals, have had the opportunity to enroll in Medicare Part D since January 1, 2006.

In addition, many states have expanded state prescription drug assistance programs to increase access to drugs by those currently without coverage and/or supplement the Medicare Part D benefit of those with coverage to offer options for a seamless benefit.  In accordance with applicable CMS requirements, to participate we may have to enter into agreements with a number of state prescription drug assistance programs and collaborate to coordinate benefits with Medicare Part D plans.

Industry Standards for Pharmacy Operations

The National Committee on Quality Assurance, the American Accreditation Health Care Commission (known as URAC), the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by pharmacies, including mail order, formulary, drug utilization management and specialty pharmacy. While the actions of these bodies do not have the force of law, pharmacy benefit managers and many clients for pharmacy benefit manager services seek certification from them, as do other third parties. These bodies may influence the federal government or states to adopt requirements or model acts that they promulgate. The federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association of Insurance Commissioners and the National Association of Boards of Pharmacy, a coalition of state pharmacy boards, into their drug utilization review regulation. Future initiatives of these bodies are uncertain, and resulting standards or legislation could impose restrictions on us in a manner that could significantly impact our business.

The National Association of Boards of Pharmacy has also developed a program, the Verified Internet Pharmacy Practice Sites, as a model for self-regulation for online pharmacies. We intend to comply with its criteria for certification.

Employees

As of April 1, 2010, we employed 17 full-time employees and no part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are good.

Item 1A: Risk Factors.

Risks Relating to Our Business and Industry

We have a limited operating history, a history of generating significant losses, and may not be able to sustain profitability.

Old HW, which now constitutes our principal business, was formed in March 2007 and has a limited operating history upon which you can evaluate our business and prospects. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $2,439,502 for the year ended December 31, 2009 and $667,301 for the year ended December 31, 2008.  Although our management anticipates that we should achieve operating cash flow breakeven during the second quarter of 2010, if our plans or assumptions change or prove to be inaccurate, we may continue to incur net losses in 2010, and possibly longer.  As a result, investors may lose all or a part of their investment.

We may experience significant fluctuations in our operating results and rate of growth.

Our evolving business model and the unpredictability of our industry make it difficult for us to forecast accurately the level or source of our revenues and our rate of growth. Our financial projections are based on assumptions and estimates that inherently are subject to significant business, economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Our projections assume the success of our business strategy. The success of this strategy is subject to uncertainties and contingencies beyond our control, and we cannot assure you that the strategy will be successful or that the anticipated benefits from the strategy will be realized in the manner or during the periods reflected in our projections or at all. These uncertainties may result in material changes in our financial condition and results of operations, which may differ materially from our projections.

Our revenues and operating results may vary significantly from quarter to quarter.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

•	the frequency and size of customer orders and the quantity and mix of OTC and prescription products our customers purchase;

•	changes in demand with respect to existing and new OTC and prescription products;

•	changes in consumer acceptance and usage of the Internet, online services, and e-commerce;

•	the price we charge for our OTC and prescription products and for shipping those products, or changes in our pricing policies or the pricing policies of our competitors;

•	the extent to which we offer free shipping or other promotional discounts to our customers;

•	our ability to acquire merchandise, manage inventory, and fulfill orders;

•	technical difficulties, system downtime, or interruptions;

•	timing and costs of upgrades and developments in our systems and infrastructure;

•	timing and costs of marketing and other investments;

•	disruptions in service by shipping carriers;

•	the introduction by our competitors of new websites, products, or services;

•	the extent of reimbursements available from third-party payors; and

•	changes in government regulation.

In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term.  As a result, a delay in generating or recognizing revenue for any reason could result in substantial additional operating losses.

We face significant competition from both traditional and online domestic pharmaceutical and medical product retailers.

The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries. These competitors include chain drugstores, mass market retailers, warehouse clubs, supermarkets, specialty retailers, major department stores, insurers and health care providers, mail-order pharmacies, Internet portals and online service providers that feature shopping services, and various online stores that offer products within one or more of our product categories. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have.  They may be able to secure merchandise from vendors on more favorable terms, operate with a lower cost structure, adopt more aggressive pricing policies, or devote more resources to technology development and marketing than we do. In addition, other companies in the retail and e-commerce service industries may enter into business combinations or alliances that would strengthen their competitive positions and prevent them, their affiliated companies, or their strategic partners from entering into relationships with us. For example, our inability to enter into or maintain relationships with major insurance companies or managed care organizations could be a major competitive disadvantage to us.

We face competition from online pharmacies outside the United States.

Although it is currently illegal to re-import prescription drugs into the United States from any foreign country, we nonetheless face competition from online pharmacies outside the United States. A growing number of U.S. consumers seek to fill their prescriptions through Canadian and other foreign online pharmacies, and a number of state and local governments have set up websites directing their constituents to Canadian pharmacies. The FDA has taken only limited action to date, and may not take aggressive action in the future, against those who illegally re-import prescription drugs or support or facilitate illegal re-importation.  In the U.S. Congress, legislation allowing for re-importation of prescription drugs by individuals for personal use has repeatedly been introduced.  If such legislation were to be enacted, or if consumers increasingly use foreign-based online prescription drug websites instead of U.S.-based online pharmacies, such as ours, to fill their prescription needs, our business and operating results could be harmed.

We may be unable to increase the migration of consumers of health and pharmacy products from brick-and-mortar stores to our online solution, which would harm our revenues and prevent us from becoming profitable.

If we do not attract and retain higher volumes of customers to our Internet store at a reasonable cost, we will not be able to increase our revenues or achieve consistent profitability. Our success depends on our ability to continue to convert a large number of customers from traditional shopping methods to online shopping for health and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

•	delivery time associated with Internet orders, as compared to the immediate receipt of products at a brick-and-mortar store;

•	lack of consumer awareness of our website;

•	additional steps and delays in verifying prescriptions and ensuring insurance coverage for prescription products;

•	non-participation in the networks of some insurance carriers;

•	regulatory restrictions or reform at the state and federal levels that could affect our ability to serve our customers;

•	the general acceptance or legalization of prescription drug re-importation;

•	customer concerns about the security of online transactions, identity theft, or the privacy of their personal information;

•	product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish, or loss of, customers’ trust in buying drugstore items online;

•	inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;

•	delays in responses to customer inquiries;

•	difficulties or delays in returning or exchanging orders; and

•
activity that diminishes a user’s online experience or subjects online shoppers to security risks, such as viruses, spam, spyware, phishing (spoofing e-mails directed at Internet users), “denial of service” attacks directed at Internet service providers and online businesses, and breaches of data security.

If our marketing efforts are not effective at attracting and retaining customers at an acceptable cost, we will be unable to achieve profitability.

If we do not maintain our brand and continue to increase awareness of our Internet shopping presence, we may not build a critical mass of customers. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We believe that, because we are a small company with low public brand awareness, achieving significant market awareness will require significant marketing expense. To promote our brand and our products and services, we have incurred and expect to continue to incur substantial expense in our marketing efforts both to attract and to retain customers. Our promotional activities may not be effective at building our brand awareness and customer base to the extent necessary to generate sufficient revenue to become consistently profitable. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our success depends in part on our ability to manage costs associated with these initiatives, or to find other channels to acquire and retain customers cost-effectively. The demand for and cost of online advertising has been increasing and may continue to increase.  An inability to acquire and retain customers at a reasonable cost would increase our operating costs and prevent us from achieving profitability.

Since our business is Internet-based, we are vulnerable to system interruption and damage, which would harm our operations and reputation.

Our ability to receive and fulfill orders promptly and accurately is critical to our success and largely depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We experience periodic system interruptions that impair the performance of our transaction systems or make our website inaccessible to our customers. These systems interruptions delay us from efficiently accepting and fulfilling orders, sending out promotional e-mails and other customer communications in a timely manner, introducing new products and features on our website, promptly responding to customers, or providing services to third parties.  Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, which could cause them to avoid our website, drive them to our competitors, and harm our reputation. To minimize future system interruptions, we need to continue to add software and hardware and to improve our systems and network infrastructure to accommodate increases in website traffic and sales volume, to replace aging hardware and software, and to make up for two years of underinvestment in technology. We may be unable to promptly and effectively upgrade and expand our systems and integrate additional functionality into our existing systems. Any unscheduled interruption in our services could result in fewer orders, additional operating expenses, or reduced customer satisfaction, any of which would harm our revenues and operating results and could delay or prevent our becoming consistently profitable. In addition, the timing and cost of upgrades to our systems and infrastructure may substantially affect our ability to achieve or maintain profitability.

All of our fulfillment operations and inventory are located in our distribution facility, and any significant disruption of this center’s operations would hurt our ability to make timely delivery of our products.

We conduct all of our fulfillment operations from our distribution facility in Cincinnati, Ohio, which houses our entire product inventory.  A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at this facility, would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all.  Further, we have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur.  In the event that a significant part of this facility was destroyed or our operations were interrupted for any extended period of time, our business, financial condition, and operating results would be harmed.

Our operating results will be harmed if we are unable to manage and sustain our growth.

Our business is unproven on a large scale and actual operating margins may be less than expected. If we are unable to scale capacity efficiently, we may fail to achieve expected operating margins, which would have an adverse effect on our operating results.

If we are unable to obtain shipments of products from our vendors, our business and results of operations would be harmed.

We have significant vendors that are important to our sourcing of pharmaceutical and non-pharmaceutical products. We do not have long-term arrangements with most of our vendors to guarantee availability of merchandise, particular payment terms, or extension of credit limits. If our current vendors were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other vendors in a timely and efficient manner and on acceptable terms, or at all.

We have significant inventory risk.

We must maintain sufficient inventory levels to operate our business successfully and to meet our customers’ expectations that we will have the products they order in stock. However, we must also guard against the risk of accumulating excess inventory.  We are exposed to significant inventory risk as a result of rapid changes in product cycles, changes in consumer tastes, uncertainty of success of product launches, seasonality, manufacturer backorders, and other vendor-related problems. In order to be successful, we must accurately predict these trends and events, which we may be unable to do, and avoid over- or under-stocking products. In addition, demand for products can change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory would increase our expenses if we have too much inventory, and would harm our margins by requiring us to make split shipments for backordered items or pay for expedited delivery from the manufacturer if we had insufficient inventory. In addition, we may be unable to obtain certain products for sale on our website as a result of general shortages (for example, in the case of some prescription drugs), manufacturer policies (for example, in the case of some contact lenses and prestige beauty items), manufacturer or distributor problems, or popular demand. Failure to have inventory in stock when a customer orders it could cause us to lose that order or that customer. The acquisition of some types of inventory, or inventory from some of our sources, may require significant lead time or prepayment, and this inventory may not be returnable. We carry a broad selection of products and significant inventory levels of a substantial number of products, and we may be unable to sell this inventory in sufficient quantities or during the relevant selling seasons.  The occurrence of one or more of these inventory risks may adversely affect our business and operating results.

If we make an error in filling or packaging the prescription drugs that we sell, we would be subject to liability and negative publicity.

Errors relating to prescriptions, dosage, and other aspects of the prescription medication could result in liability for us that our insurance may not cover. Because we distribute pharmaceutical products directly to the consumer, we are one of the most visible participants in the distribution chain and therefore have increased exposure to liability claims. Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects, and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate those effects. This counseling is in part accomplished through e-mails to our customers and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present to receive the counseling or advice or may not have provided us with all relevant information. Although we also post product information on our website, customers may not read this information. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy, or other legal theories based on our product or service offerings. Our general liability and business owners liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liabilities that may be imposed if any such claims were to be successful. In addition, errors by either us or our competitors may also produce significant adverse publicity either for us or for the online pharmacy industry in general, which could result in an immediate reduction in the amount of orders we receive and would harm our ability to conduct and sustain our business.

Security breaches would damage our reputation, expose us to liability and otherwise harm our business.

Our security measures may not prevent security breaches that could harm our business. To succeed, we must provide a secure transmission of confidential information over the Internet and protect the confidential customer and patient information we retain, such as credit card numbers and prescription records. A third party who compromises or breaches the physical and electronic security measures we use to protect transaction data and customer records could misappropriate proprietary information, cause interruptions in our operations, damage our computers or those of our customers, or otherwise harm our business. Any of these would harm our reputation and expose us to a risk of loss or litigation and possible liability. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

We may be unable to obtain the additional financing we need in the future to sustain our operations or support our growth. Accordingly, the report from our independent registered public accounting firm included in the accompanying financial statements is contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

 Based upon projected operating expenses, the Company believes that its working capital as of December 31, 2009 may not be sufficient to fund its plan of operations for the next twelve months.  The Company anticipates that it will need to raise additional capital in order to meet operations and execute its business plans.  Management has indicated that the Company is in discussions with certain parties regarding various financing opportunities including selling additional capital stock and/or entering into debt facilities.  However, the Company does not know at this time whether any such transactions between the Company and any third party, will be consummated and, if consummated, when it might occur, or if the terms would be acceptable to us.  In addition, the SEC’s penny-stock rules may further impact the Company’s ability to obtain debt and or equity financing.If the Company cannot raise sufficient funds on acceptable terms, it may have to curtail its level of expenditures and scope of operations.
These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has indicated that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers.  The enhanced website’s functionality is providing a greatly improved total customer experience, our conversion rate has improved, which we believe will translate into significant growth of both our OTC product and prescription sales. In addition, the launching of our first direct partnership with a health care provider began in January of 2010 and as anticipated has begun to provide increasing revenues.

In addition, our cash needs to fund the anticipated growth should be mitigated somewhat since we are often able to source items in 24 hours, thereby reducing the amount of required inventory on-hand.  Furthermore, our customers usually purchase their products with an upfront credit card payment, and we typically have terms of up to 30 days with our suppliers.  With our anticipated growth in revenues, we expect that our cash flow from operating activities will be a growing source of funds for us. We have increased our number of suppliers, increasing competition, lowering our product acquisition costs along with an increase in our prescription business is having a positive impact on gross margin due to increased competition.

Expanding the breadth and depth of our product offerings is expensive and difficult, and we may receive no benefit from our expansion.

We intend to continue to expand the breadth and depth of our prescription and OTC product offerings by promoting new or complementary products or sales formats. Expansion of our offerings in this manner could require significant additional expenditures and could strain our management, financial, and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers, or comply with new regulations. We may be unable to expand our product offerings or sales formats in a cost-effective or timely manner, and any new offerings or formats may not generate satisfactory revenues to offset the costs involved. Furthermore, any new product offering or sales format that is not favorably received by consumers could damage the reputation of our brand. A lack of market acceptance of our efforts or our inability to generate sufficient revenues to offset the cost of expanded offerings would harm our business.

We face uncertainty related to pharmaceutical costs and pricing, which could affect our revenues and profitability.

Sales of our pharmacy products depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, managed care organizations, pharmacy benefit managers and other organizations. These organizations are increasingly challenging the price and cost-effectiveness of medical products and services. The efforts of third-party payers to contain costs often place downward pressures on profitability from sales of prescription drugs. In addition, our products or services may not be considered cost-effective, and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a profit. Our revenues from prescription drug sales may also be affected by health care reform initiatives of federal and state governments, including proposals designed to address other government programs, prescription drug discount card programs, changes in programs providing for reimbursement for the cost of prescription drugs by third-party payers, and regulatory changes related to the approval process for prescription drugs. These initiatives could lead to the enactment of additional federal and state regulations that may adversely affect our prescription drug pricing, sales and profitability.

The implementation of the Medicare Part D prescription drug benefit has and will likely continue to adversely affect drug pricing, which decreases our profitability.

In 2006, the Medicare Part D prescription drug benefit under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“DIMA”) became effective. The Medicare Part D prescription drug benefit has negatively affected, and is likely to continue to have a negative impact on, our business. Medicare Part D prescription drug coverage will likely increase the number of senior citizens with prescription drug coverage and reduce the number of customers who pay for their prescription drugs themselves. Customers who choose to obtain coverage under a Medicare Part D plan will likely purchase fewer drugs, or no longer purchase drugs, from us. Because we are not currently processing claims for Medicare Part D, we will be able to serve Medicare D customers only when those customers elect to purchase outside of their Medicare Part D plan and purchase their prescriptions out-of-pocket, such as when the particular medication is not covered by the customer’s Medicare plans or when the customer’s purchase is not covered because of a deductible, co-payment, or other exclusion. Moreover, the DIMA calls for significant changes to the formulas the Medicare program uses to calculate its payments for prescription drugs, as well as introduction of managed care elements and changes to the administration of the drug benefit program. When fully implemented, these changes could exert downward pressure on prescription drug prices and payments by the government, even as the number of people who use the Medicare benefits to pay for prescription drugs increases. All of these factors could adversely affect our drug prices and dispensing fees, and ultimately could reduce our profit margins.

If we are unable to obtain insurance reimbursement coverage for our customers, our ability to sell pharmacy products online could decrease, which would harm our revenues.

To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our website, we must maintain relationships with insurance companies, managed health organizations, and pharmacy benefit managers. Many of our planned direct agreements with insurance companies, pharmacy benefit managers and third-party benefits companies are short-term, may be terminated with less than 30 days’ prior notice, and are subject to unilateral amendment by the other party. If we are unable to establish, maintain, and leverage our direct relationships with insurers, pharmacy benefit managers and third-party benefit companies, and if these relationships do not extend to cover the prescriptions we process, our ability to obtain reimbursement coverage for our customers would be reduced. This would reduce the number of customers that fill prescriptions through our website, which would harm our business, financial condition, and results of operations.

Government regulation of our business is extensive, and our failure to comply fully with regulations could result in civil and criminal penalties for us.

Our business is subject to extensive federal, state and local regulations.  For example:

•
entities engaging in the practice of pharmacy are subject to numerous federal and state regulatory requirements, including those relating to pharmacy licensing and registration, the dispensing of prescription drugs, pharmacy record keeping and reporting, and the confidentiality, security, storage, and release of patient records; and

•
the sale, advertisement, and promotion of, among other things, prescription, OTC and homeopathic medications, dietary supplements, medical devices, cosmetics, foods, and other consumer products that we sell are subject to regulation by the FDA, the FTC, the Consumer Product Safety Commission, and state regulatory authorities, as the case may be.

As we expand our product offerings and more non-pharmaceutical products become subject to FDA, FTC and other regulation, more of our products will likely be subject to regulation. In addition, regulatory requirements to which our business is subject may expand over time, and some of these requirements may have a disproportionately negative effect on Internet pharmacies.  For example, the federal government and a majority of states now regulate the retail sale of OTC products containing pseudoephedrine that might be used as precursors in the manufacture of illegal drugs. As a result, we are currently unable to sell these products to customers residing in states that require retailers to obtain a physical form of identification or maintain a signature log. Some members of Congress have proposed additional regulation of Internet pharmacies in an effort to combat the illegal sale of prescription drugs over the Internet, and state legislatures could add or amend legislation related to the regulation of nonresident pharmacies. In addition to regulating the claims made for specific types of products, the FDA and the FTC may attempt to regulate the format and content of websites that offer products to consumers. The laws and regulations applicable to our business often require subjective interpretation, and we cannot be certain that our efforts to comply with these regulations will be deemed sufficient by the appropriate regulatory agencies. Violations of any regulations could result in various civil and criminal penalties, including suspension or revocation of our licenses or registrations, seizure of our inventory, or monetary fines, any of which could harm our business, financial condition, or operating results. Compliance with new laws or regulations could increase our expenses or lead to delays as we adjust our website and operations.

Increasing concern about privacy, spam, and the use and security of customer information could restrict our marketing efforts and harm our business.

Internet retailers are also subject to increasing regulation and scrutiny relating to privacy, spam, and the use and security of personal user information. These regulations, along with increased governmental or private enforcement (for example, by Internet service providers), may increase the cost of growing our business. Current and proposed regulations and enforcement efforts may restrict our ability to collect and use demographic and personal information from users and send promotional e-mails, which could be costly or harm our marketing efforts. For example, if one or more Internet service providers were to block our promotional e-mails to customers, our ability to generate orders and revenue could be harmed. Further, any violation of privacy, anti-spam, or data protection laws or regulations may subject us to fines, penalties, and damages and may otherwise have a material adverse effect on our business, results of operations, and financial condition.

If people or property is harmed by the products we sell, product liability claims could damage our business and reputation.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by these products and may require us to take actions such as product recalls. Any such product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which may harm our reputation. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims, and our reputation could suffer, any of which could harm our business. Our current vendors do not, and future vendors may not, indemnify us against product liability. Further, our liability insurance may not be adequate to protect us from all liability that may be imposed as a result of these claims, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition of product liability that is not covered by vendor indemnification or our insurance could harm our business, financial condition, and operating results.  We do not have vendor indemnification clauses with our current vendors.

If we are required to collect sales and use taxes on the products we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales may decrease.

In accordance with current industry practice, historically we have not collected sales and use taxes or other taxes with respect to shipments of goods into states other than Ohio and Nevada. The operation of our distribution center, the operations of any future distribution centers and other aspects of our evolving business, however, may result in additional sales and use tax collection obligations.  In addition, one or more other states may successfully assert that we should collect sales and use or other taxes on the sale of our products in that state. One or more states or the federal government may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do.  Moreover, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time, or impose sales taxes on sales of certain prescription products. The imposition of additional tax obligations on our business by state and local governments could create significant administrative burdens for us, decrease our future sales, and harm our cash flow and operating results.

We are dependent on key personnel and their loss would adversely affect our ability to conduct our business.

In order to execute our business plan, we must be able to keep our existing management and professionals and, when necessary, hire additional personnel who have the expertise we need. We cannot assure you that we will be able to this, and our failure to do so could have a material adverse effect on our business, results of operations and financial condition. We are particularly dependent on the services of Lalit Dhadphale, our Chief Executive Officer and President. We do not carry key-man life insurance for our benefit on Mr. Dhadphale or on any other employee of our company.

Our post-share exchange company may not be able to realize the tax savings benefits for the entire amount of our deferred tax assets.

As of December 31, 2009, we had a deferred tax asset of $1,060,000 primarily relating to federal net operating loss carry forwards of approximately $3,200,000 available to offset future taxable income through 2029. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider projected future taxable income and tax planning strategies in making this assessment. At present, we do not have a sufficient history of income to conclude that it is more likely than not that we will be able to realize all of our tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should we be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Furthermore, our ability to utilize net operating losses, which we refer to as NOLs, to offset our future taxable income is limited as the Exchange constituted an “ownership change” within the meaning of Section 382 of the Internal Revenue Code.  In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the Internal Revenue Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over a three-year testing period.  When a corporation undergoes an ownership change within the meaning of Section 382 of the Internal Revenue Code, its ability to utilize NOLs and other tax benefits is subject to an annual limitation.

We are a public company and, as such, are subject to the reporting requirements of federal securities laws, which are expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).Compliance with these obligations requires significant time and resources from our management and increases our legal, insurance and financial compliance costs. It is also time consuming and costly for us to develop and implement the internal controls and reporting procedures required by Section 404 of the Sarbanes-Oxley Act. Additionally, the requirements of the Sarbanes-Oxley Act Section 404B if not further deferred, will add additional expense which could prove costly for the Company. If we are unable to comply with the requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent registered public accountant certifications required by the Sarbanes-Oxley Act, which may preclude us from keeping our filings with the SEC current. Non-current reporting companies may be subject to various restrictions, such as the inability to be quoted on the OTC BB.  See “If we fail to remain current in our reporting requirements, we could be removed from the OTC BB, which would limit the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.”

We must comply with Section 404 of the Sarbanes-Oxley Act, which requires us to document and test our internal controls over financial reporting.  Any delays or difficulty in satisfying these requirements, could adversely affect our future stock price.

Section 404 of the Sarbanes-Oxley Act requires us to establish and maintain internal control over financial reporting, to document and test the effectiveness of our internal control over financial reporting in accordance with an established control framework and to report, as of the end of our fiscal year, on our management’s conclusion as to the effectiveness of these internal controls over financial reporting. We will also be required to have our independent registered public accounting firm express an opinion on the effectiveness of such controls for the fiscal year ending December 31, 2010 and subsequent years.

Our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting.  These material weaknesses primarily relate to our lack of appropriate resources to both manage the financial close process on a timely basis and to handle the accounting for the Exchange and other transactions, which was due in part to the small size of our company prior to the Exchange. These weaknesses also led to the late filing of our Form 10-Q for the quarterly period ended June 30, 2009, which was ultimately filed on August 24, 2009. To ensure the proper remediation of the above-mentioned material weaknesses, we intend to hire additional staff as necessary to mitigate these weaknesses, as well as to implement other planned improvements.  Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting.

Despite our efforts to remediate the above-mentioned weaknesses, we may in the future discover areas of internal controls over financial reporting that need improvement. There can be no assurance that remedial measures will result in adequate internal controls over financial processes and reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in our stock price. We may also incur significant costs to comply with these requirements. In addition, failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities, which would require additional financial and management resources.

Public company compliance makes it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and the related rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As we are a public company, these new rules and regulations have increased and may continue to increase our compliance costs in the future and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, or we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Risks Related to Our Common Stock

Because we became public through a share exchange transaction (or reverse recapitalization), we may not be able to attract the attention of major brokerage firms.

Additional risks are associated with Old HW becoming public through a share exchange transaction (or reverse recapitalization).  For example, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any public offerings on our behalf in the future.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been below $5.00 per share and therefore we are designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is quoted on the OTC BB, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

Our stock price may continue to be volatile and may decrease in response to various factors, which could adversely affect our business and cause our stockholders to suffer significant losses.

Our common stock is very illiquid, and its price has been and may continue to be volatile in the indefinite future.  Following the Exchange and through December 31, 2009, the high and low sale prices of our common stock were $0.35 and $0.01, respectively.  The price of our stock could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	government regulations;

•	competitive pricing pressures;

•	our ability to obtain working capital;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons, whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

If we fail to remain current in our reporting requirements, we could be removed from the OTC BB, which would limit the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.

Companies trading on the OTC BB, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC BB.  We failed to file our Form 10-Q for the quarterly period ended June 30, 2009 on time, although we ultimately filed it on August 24, 2009.  If we continue to fail to remain current in our reporting requirements, we could be removed from the OTC BB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market. See “We must comply with Section 404 of the Sarbanes-Oxley Act, which requires us to document and test our internal controls over financial reporting.  Any delays or difficulty in satisfying these requirements could adversely affect our future stock price.”

Our officers, directors and 5% or greater stockholders have significant voting power.

Our executive officers, directors, and our 5% or greater stockholders beneficially own approximately 58% of our outstanding voting securities.  If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

 Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. To date, we have designated 200,000 of these shares as Series A Preferred Stock, leaving 800,000 shares of “blank check” preferred stock available for designation and issuance. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

We may engage in additional financing that could lead to dilution of existing stockholders.

To date, we have financed our activities through revenues from our online sales, the proceeds from sales of our equity securities in private placement financings and the proceeds from the issuance of our promissory notes in private financings.  Any future financings by us may result in substantial dilution of the holdings of existing stockholders and could have a negative impact on the market price of our common stock.  Furthermore, we cannot assure you that such future financings will be possible.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, which also house our pharmacy and customer service operations as well as our inventory, are located at 100 Commerce Boulevard, Cincinnati, Ohio 45140. We occupy 16,000 square feet of warehouse space under a lease with a monthly rental rate of $9,417 that expires in March 2011.

Item 3. Legal Proceedings.

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company’s financial condition or results of operations. We are not currently involved any pending or threatened material litigation or other material legal proceedings, except the following.

On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP, commenced litigation against the Company in federal court in New York, New York asserting that the Company owes Duval & Stachenfeld LLP $213,887.20 in unpaid legal fees.  Duval & Stachenfeld LLP is also seeking to recover interest and its fees in connection with the litigation.  The Company has denied that it owes Duval & Stachenfeld LLP the amount sought and has filed an answer to the complaint and asserted counterclaims against Duval & Stachenfeld LLP for malpractice, breach of contract, and breach of the covenant of good faith and fair dealing.  The litigation is in its early stages, and the Company is vigorously asserting its claims and defenses.

Item 4- Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are currently quoted on the OTC BB under the symbol HEWA.OB.  Our symbol prior to the closing of the Exchange and until August 5, 2009, when we changed it, was IONN.OB.

The following table sets forth the high ask and low bid prices for our common stock for the periods indicated as reported by the OTC BB:

Quarter	Year ended December 31, 2008		Year ended December 31, 2009
	High	Low	High	Low
First	$0.05	$0.02	$0.04	$0.02
Second	$0.09	$0.03	$0.35	$0.01
Third	$0.09	$0.04	$0.17	$0.11
Fourth	$0.05	$0.01	$0.14	$0.07

On March 31, 2010, the closing bid price of our common stock, as reported by the OTC BB, was $0.12 per share.

These bid prices represent prices quoted by broker-dealers on the OTC BB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of April 7, 2010, there were 197,965,731 shares of our common stock outstanding.

Holders

As of March 31, 2010, there were approximately 366 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

Dividends

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the future.

Recent Sales of Unregistered Securities

On December 16, 2009, a holder of 48,056 shares of our Series A Preferred Stock elected to voluntarily convert the preferred shares, at a conversion ratio of one preferred share for ten common shares, and received 480,560 shares of our common stock in exchange.  The issuance of the common stock upon the conversion of the preferred shares was made without registration in reliance on the exemptions from registration afforded by Sections 3(a)(9) and 4(2) under the Securities Act and corresponding provisions of state securities laws, which exempt the exchange by an issuer of a security with an existing security holder where no commission or other remuneration is paid or given for soliciting the exchange, and exempt transactions by an issuer not involving any public offering.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Our objective is to make the pharmaceutical supply chain more efficient by eliminating costs and passing on the savings to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over the counter and prescription medications and products. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to 45 states and the District of Columbia, and we intend to apply for and obtain licenses to sell prescriptions in all 50 states by June of 2010.

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

Results of Operations

The year ended December 31, 2009 compared to the year ended December 31, 2008.

	The year ended December 31, 2009	% of Revenue	The year ended December 31, 2008	% of Revenue

Revenue	$3,783,542	100.0%	$1,270,527	100.0%
Cost of sales	2,635,258	69.7%	970,627	76.4%
Gross profit	1,148,284	30.4%	299,900	23.6%
Selling, general & administrative expenses	3,646,915	96.3%	969,837	76.3%
Loss from operations	(2,498,631)	(63.1)%	(669,937)	(52.7)%
Other income (expense)	59,129	(1.6)%	2,636	.2%
Net loss before taxes	(2,439,502)	(64.5)%	(667,301)	(52.5)%
Income tax expense	-	-%	-	-%
Net loss	$(2,439,502)	(64.5)%	$(667,301)	(52.5)%

Revenue
	The year ended December 31, 2009	% Change		The year ended December 31, 2008
Total revenue	$3,783,542	197.8%		$1,270,527
Total average net sales per order	$46.20	(16.5	) %	$55.36

Revenues for the year ended December 31, 2009 grew to $3,783,542 from $1,270,527 for the year ended December 31, 2008. Revenues increased for the year ended December 31, 2009 compared to the prior year as a result of an increase in order volume.  This increase is due primarily to the maturing of business activities from a company with limited operating activities, the initial rollout of our prescription business model at the end of 2008, the impact of increased advertising and the issuance of new licenses to sell prescription drugs by additional states.

Another indicator of increased business activity was that our website attracted over 1,104,190 visits with over 4,057,959 pageviews during the year ended December 31, 2009 compared to 301,760 visits and 1,144,189 pageviews during the year ended December 31, 2008.

Costs and Expenses

Cost of Sales and Gross Margin

	The year ended December 31, 2009	% Change	The year ended December 31, 2008
Total cost of sales	$2,635,258	171.5%	$970,627
Total gross profit dollars	$1,148,284	282.9%	$299,900
Total gross margin percentage	30.4%	7%	23.6%

Total cost of sales increased to $2,635,258 for the year ended December 31, 2009 as compared to $970,627 for the year ended December 31, 2008 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 23.6% for the year ended December 31, 2008 to 30.4% for the year ended December 31, 2009, due to a more representative relationship between revenues and cost of sales per our business model as the amount of low-priced generic prescription products became a larger portion of our mix of revenues.

Selling, General and Administrative Expenses

	The year ended December 31, 2009	% Change	The year ended December 31, 2008
Selling, general and administrative expenses	$3,646,915	276.0%	$969,837
Percentage of revenue	96.3%	20.0%	76.3%

Selling, general and administrative expenses increased by $2,677,078 in the year ended December 31, 2009 compared to the same period in 2008, an increase of 276.0%.  The expense increases were due primarily to expenses related to the maturing of business activities including increases of approximately $1,783,402 for payroll, advertising, legal, shipping and fulfillment expenses related to revenue growth compared to the year ended December 31, 2008. In addition the recognition of $260,319 for non-cash based stock compensation expense compared to zero in the year ended December 31, 2008.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2009 and 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of December 31, 2009, the Company had $191,181 in cash and cash equivalents and a working capital deficit of $257,270.  During the year ended December 31, 2009, the Company generated revenue of $3,783,542 and a net loss of approximately $2,439,502.  For the year ended December 31, 2009, cash flows included net cash used in operating activities of $2,810,461 net cash provided by investing activities of $854,593 and net cash provided by financing activities of $1,789,111.

Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.  During the year ended December 31, 2009, the Company’s cash and cash equivalents were reduced by approximately $166,757.  Our sources and uses of funds during this period were as follows:

For the year ended December 31, 2009, cash flows included net cash used in operating activities of $2,810,461.  This amount included a decrease in operating cash related to a net loss of $2,439,502 and additions for the following items: (i) depreciation and amortization, $122,379; (ii) stock-based compensation expense, $260,318(iii) accounts payable, $388,279. The increase in cash used in operating activities in 2009 was primarily offset by the following decreases: (i) accounts payable-related parties $(307,024), (ii)accounts  receivable, $(265,399); (iii) prepaid expenses and other current assets, $(191,001); and (iv) inventories, $(304,268).  For the year ended December 31, 2008, net cash used in operating activities was $308,269. This amount included decreases in operating cash related to a net loss of $667,301 and increase in accounts receivable of $(57,622) and in inventories of $(84,480) offset by an increase in accounts payable of $435,874.

For the year ended December 31, 2009, net cash provided by investing activities was  $854,593 and was attributable to cash received in share exchange of $1,220,520, offset by expenses paid in conjunction with share exchange of $150,000; acquisitions of property and equipment of $85,928 and website development costs of $129,999.  For the year ended December 31, 2008, net cash used in investing activities was $(239,953) and was attributable to acquisition of property and equipment of $169,556 and website development costs $70,397.

For the year ended December 31, 2009, net cash provided by financing activities was $1,789,111, consisting of a sale of convertible notes and prommisory notes of $1,715,000; sale of common stock of $50,196 and proceeds from option and warrant exercises of $23,915. For the year ended December 31, 2008, net cash provided by financing activities was $873,332 from sale of common stock.

Going Concern

Based upon projected operating expenses, the Company believes that its working capital as of December 31, 2009 may not be sufficient to fund its plan of operations for the next twelve months.  The Company anticipates that it will need to raise additional capital in order to meet operations and execute its business plans.  Management has indicated that the Company is in discussions with certain parties regarding various financing opportunities including selling additional capital stock and/or entering into debt facilities.  However, the Company does not know at this time whether any such transactions between the Company and any third party, will be consummated and, if consummated, when it might occur, or if the terms would be acceptable to us.  In addition, the SEC’s penny-stock rules may further impact the Company’s ability to obtain debt and/or equity financing.  If the Company cannot raise sufficient funds on acceptable terms, it may have to curtail its level of expenditures and scope of operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has indicated that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers.  The enhanced website’s functionality is providing a greatly improved total customer experience, our conversion rate has improved, which we believe will translate into significant growth of both our OTC product and prescription sales. In addition, the launching of our first direct partnership with a health care provider began in January of 2010 and as anticipated has begun to provide increasing revenues.

In addition, our cash needs to fund the anticipated growth should be mitigated somewhat since we are often able to source items in 24 hours, thereby reducing the amount of required inventory on-hand.  Furthermore, our customers usually purchase their products with an upfront credit card payment, and we typically have terms of up to 30 days with our suppliers.  With our anticipated growth in revenues, we expect that our cash flow from operating activities will be a growing source of funds for us. We have increased our number of suppliers increasing competition lowering our product acquisition costs this with along with an increase in our prescription business is having a positive impact on gross margin due to increased competition.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

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

Recently-issued Accounting Pronouncements

The information contained in Footnote 12 to the Company’s consolidated financial statements included in, Item 8 to this annual report is incorporated herewith by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required hereby are located on pages 67 through 82.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2009, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Management Assessment of Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

In connection with the audit of our financial statements as of December 31, 2009 and for the year then ended, our independent registered public accountants have identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB").

The PCAOB defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

•	a control necessary to meet the control objective is missing; or
•	an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.

A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or qualifications to perform the control effectively.

Specifically, as of December 31, 2009, the following material weaknesses existed:

•
Financial Reporting Systems:  We did not maintain a fully integrated financial consolidation and reporting system throughout the year and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

•
Accounting for Complex Transactions:  We lack adequately trained accounting personnel with appropriate United States generally accepted accounting principles (US GAAP) expertise for complex transactions.

•
Segregation of Duties:  We do not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements.  Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.  In addition, there were inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

•	Policies and Procedures: We have not commenced design, implementation and documentation of the policies and procedures used for external financial reporting, accounting and income tax purposes.
•	Assessment of Internal Control: We did not perform a complete assessment of internal control over financial reporting as outlined Section 13(a) or 15(d) of the Act.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the criteria in Internal Control-Integrated Framework, and upon consideration of the above-described material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

We are in the process of implementing changes to strengthen our internal controls.  To ensure the proper remediation of the above-mentioned material weaknesses, we intend to hire additional senior staff, as necessary, to mitigate these weaknesses, as well as to implement other planned improvements.  Additional senior staff will enable us to document and apply transactional and periodic control procedures, permit a better closing, review and approval process, and improve the quality of our financial reporting.

Additional measures may be necessary and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  In addition, because of changes in conditions, the effectiveness of internal control may vary over time.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a temporary rule of the Securities and Exchange Commission that permits the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of April 1, 2010 are as follows:

Name	Age	Position
Lalit Dhadphale	38	President, Chief Executive Officer and Director
Patrick E. Delaney	56	Chief Financial Officer, Treasurer and Secretary
Youssef Bennani	44	Director
Norman E. Corn	63	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Lalit Dhadphale became our President and Chief Executive Officer and a member of our board of directors on May 14, 2009, and has served as the President and Chief Executive Officer and a member of the board of directors of Old HW since its inception in March 2007. Prior to that, from 2003 until February 2007, he founded and managed Placa De Rei Partners, LLC, a company specializing in residential real estate development in the United States and Asia.  Before that, Mr. Dhadphale accumulated more than 15 years of experience developing internet websites and applications. He served as Vice President of Product Development, Chief International Officer and later as Chief Operating Officer of Zengine, Inc. from founding in 1999 through its sale in 2002. Under his day-to-day leadership, Zengine grew from start-up to $30+ million in annualized sales, achieving profitability in its second quarter as a public company in the first quarter of 2001. Prior to co-founding Zengine, Mr. Dhadphale was a co-founder of Excite Japan, where he was involved with product development, internationalization and localization of web sites and Internet products. He produced the launch of both Excite Japan and Netscape Netcenter Japan. Prior thereto, Mr. Dhadphale was International Business Development Manager for CNET, securing relationships throughout Asia and the Pacific Rim. His prior experience includes international trade, entertainment and real estate development for P.O.V. Associates (Nissho Iwai Group). Mr. Dhadphale received his BA degree from the University of Michigan, Ann Arbor in Japanese Language & Literature and Asian Studies.

Patrick E. Delaney became our Chief Financial Officer, Treasurer and Secretary on since May 14, 2009, and served as the Chief Financial Officer of Clacendix from September 2003 to the merger date.  Prior to joining our company, from 2000 until 2003, Mr. Delaney was the President of Taracon, Inc. a privately owned independent consulting firm that provides management consulting for early and mid-stage technology and financial services companies. Mr. Delaney also served as Chief Financial Officer for two publicly traded telecommunications providers, Pointe Communications Corporation from 1993 to 2000 and Advanced Telecommunications Corporation from 1986 to 1993. Mr. Delaney has served other companies in executive capacities including RealCom Communications, Argo Communications and ACF Industries.

Youssef Bennani became a member of our Board of Directors on November 11, 2009.  Mr. Bennani is a Senior Managing Director in Kaufman Bros., L.P.’s Investment Banking department which he joined in 1995.  His responsibilities range from public and private financing transactions to general financial advisory for mergers and acquisition, restructuring, acquisition financing and recapitalization.  Prior to joining Kaufman Bros., L.P., Mr. Bennani was an investment banker at Barington Capital, L.P., where primary industry focus was technology. Mr. Bennani received his MBA in international finance from New York University’s Stern School of Business. He also received his Masters in computer science as well as a BS in mathematics and physics from the University of Pierre and Marie Curie in Paris.  In addition to the international and investment banking experiences, Mr. Bennani brings a depth of knowledge of finance that permits him to qualify as the “financial expert” on the Board of Directors.

Norman E. Corn became a member of our board of directors on May 14, 2009. Mr. Corn served as Director of Clacendix from November 2005 through May 14, 2009, and served as the Chief Executive Officer of Clacendix from August 2003 to May 14, 2009. From 2000 until 2003, Mr. Corn was Executive Vice President of Liquent, Inc., a Pennsylvania-based software company that provides electronic publishing solutions, focused on the life sciences industry. Mr. Corn also served from 1994 to 2000 as CEO of TCG Software, Inc., an offshore software services organization providing custom development to large corporate enterprises in the United States. Over the course of his career, Mr. Corn has led other companies, including Axiom Systems Group, The Cobre Group, Inc., The Office Works, Inc. and Longview Results, Inc., and spent the early part of his career in sales, marketing and executive positions at AT&T and IBM.  Mr. Corn’s combination of both small and large business experience provides the Company a skill set which should be invaluable it grows.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are appointed annually by the board of directors and serve at the discretion of the board.

Committees of the Board of Directors

Our board of directors had previously established an audit committee and a compensation committee, and a nominating committee. In conjunction with the Exchange, we disbanded these committees. On April 8, 2010, our board of directors by written consent recreated an audit committee and during 2010 the Board expects to recreate a compensation committee, in compliance with established corporate governance requirements.

Audit Committee

The Company established an audit committee of the board of directors. The audit committee’s duties are to recommend to the board of directors the engagement of independent registered public accountants to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audits performed by the independent registered public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. Mr. Youssef Bennani will serve as the “audit committee financial expert,” as defined under securities laws.

Compensation Committee

We plan to reestablish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.  The compensation committee would also administer our 2009 Incentive Compensation Plan, and recommend and approve grants of stock options and restricted stock under that plan.

Nominating Committee

We do not plan to reestablish a standing nominating committee. Nominations for election to our board of directors may be made by the board of directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Delaware law.

Board Operation and Leadership Structure

The Board has adopted Corporate Governance Principles which along with the Charters for of its Committees and the Company Code of Business Conduct and Ethics, provides a framework for the governance of the Company. The Company’s Corporate Governance Principles address matters such as the responsibilities and composition of the Board, Director Independence and the conduct of Board and Committee meetings.  The Company’s Code of Business Conduct and Ethics sets forth guiding principles of business ethics and certain legal requirements applicable to all Company employees and Directors.

Currently, the Company’s Chief Executive Officer also holds the position of Chairman of the Board of Directors.  In the future, however, the Board may reconsider whether its Chief Executive Officer should also serve as Board Chairman.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller. A copy of the Company's code of ethics will be provided free of charge, upon written request to 100 Commerce Boulevard, Cincinnati, Ohio 45140, and our telephone number is (513) 618-0911.

Indebtedness of Directors and Executive Officers

None of our executive officers or directors, or their respective associates or affiliates, is indebted to us.

Legal Proceedings

As of April 8, 2010, there were no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(a) of the Exchange Act

Each of Norman E. Corn, a director, and Patrick E. Delaney, our chief financial officer, treasurer and secretary, failed to timely file a Form 4 with respect to the grant to each such person of options to purchase 4,218,000 shares of common stock on May 15, 2009.  The Form 4s were filed one day late.

Stockholder Recommendations of Board Nominees

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors since out last proxy statement filed with the SEC.

Item 11. Executive Compensation.

The table below summarizes the compensation earned for services rendered to Clacendix and Old HW, as applicable, in all capacities, for the years indicated, by its Chief Executive Officer and two most highly-compensated officers other than the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Lalit Dhadphale President and Chief Executive Officer	2009 2008	59,982 11,535	48,487 (1) 0	0 0	108,469 11,535
Norman E. Corn (2) former Chief Executive Officer	2009 2008	42,000 167,083	71,372 (1) 3,585 (1)	2,150 (3) 6,429 (3)	115,522 177,097
Patrick E. Delaney Chief Financial Officer, Treasurer and Secretary	2009 2008	90,000 150,000	76,468 (1) 3,585 (1)	5,700 (3) 5,700 (3)	172,168 159,285

(1)           The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal years ended December 31, 2009 and 2008 in accordance with ASC Topic 718 (previous authoritative literature: SFAS No. 123(R). The assumptions we used to calculate these amounts are discussed in the notes to our consolidated financial statements included in this report on Form 10-K.

(2)           Mr. Corn resigned as an officer of our company on May 14, 2009.  He continues to serve as a director.

(3)           Includes life insurance and disability insurance premiums paid by Company for executives.

Narrative Disclosure to the Summary Compensation Table

On May 15, 2009, we awarded Mr. Corn 4,218,000 non-qualified stock options to purchase common stock at $0.04 per share. One-half of these stock options vested on the grant date and have a five year term.  The remainder of the stock options granted vest 33⅓% on the first anniversary of the grant date, and then 8⅓% on the last day of each calendar quarter beginning June 30, 2010, and have a ten year term.

In connection with the closing of the Exchange, effective May 15, 2009, we adjusted Mr. Delaney’s compensation to an annualized base salary of $84,000. Mr. Delaney remains eligible to receive reimbursement for medical benefits and life and disability insurance, as well as reimbursement for reasonable business expenses.

On May 15, 2009, we awarded Mr. Delaney 4,218,000 incentive stock options to purchase common stock at $0.04 per share. One-half of these stock options vested on the grant date, and have a five year term.  The remainder of the stock options granted vest 33⅓% on the first anniversary of the grant date, and then 8⅓% on the last day of each calendar quarter beginning June 30, 2010, and have a ten year term.

On November 11, 2009, we awarded Mr. Delaney 2,000,000 incentive stock options to purchase common stock at $0.125 per share, all of which have a ten year term.  These options vest in equal annual installments on November 11, 2010, November 11, 2011 and November 11, 2012.

On May 20, 2009, we awarded Mr. Dhadphale 5,000,000 incentive stock options to purchase common stock at $0.11 per share, all of which have a five year term.  These options vest in equal annual installments on May 20, 2010, May 20, 2011 and May 20, 2012.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards outstanding at December 31, 2009, for each of the executive officers named in the Summary Compensation Table above:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Lalit Dhadphale Chief Executive Officer and President	--	5,000,000(1)	--	0.11	5/20/14
Norman E. Corn former Chief Executive Officer (2)	250,000(3) 2,109,000(4) --	-- -- 2,109,000(5)	-- -- --	0.18 0.04 0.04	1/23/11 5/15/14 5/15/19
Patrick E. Delaney Chief Financial Officer and Treasurer	250,000 (3) 2,109,000(4) -- --	-- -- 2,109,000(5) 2,000,000(6)	--	0.18 0.04 0.04 0.125	1/23/11 5/15/14 5/15/19 11/11/14

(1)           Options vest 33⅓% on each of May 20, 2010, May 20, 2011 and May 20, 2012.

(2)           Mr. Corn resigned as an officer of our Company on May 14, 2009.  He continues to serve as a director.

(3)           Options vested 34% on 12 months from date of grant, and then vested in 8 equal installments of 8.25% at the end of every three month period following the 12 month anniversary of the grant date.

(4)	All options were fully vested as of the grant date.

(5)           Options vest 33⅓% on May 15, 2010, then 8⅓% on the last day of each calendar quarter beginning June 30, 2010.

(6)           Options vest 33⅓% on each of November 11, 2010, November 11, 2011, and November 11, 2012.

Employment Agreements

None of our employees are subject to employment agreements with us at the moment. We intend to enter into employment agreements with Lalit Dhadphale, our President and Chief Executive Officer, and Patrick E. Delaney, our Chief Financial Officer and Treasurer, in the near future.

Severance and Change in Control Arrangements

We do not have any agreements or arrangements providing for payments to any of our officers and directors in the event of a change in control or termination.

Director Compensation

We expect to compensate non-management directors through stock option or restricted stock grants under our stock option plans, though we have not determined the exact number of options or stock to be granted at this time. Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they may serve on.

The table below summarizes the compensation we paid to non-management directors for the fiscal year ended December 31, 2009.

Name	Option Awards ($) (2)	Total ($)
Youssef Bennani (1)	7,798	7,798

(1)           Mr. Bennani was elected to our Board effective November 11, 2009.  In connection with his election, we granted Mr. Bennani options to purchase 3,000,000 shares of our common stock, at an exercise price of $0.125 per share, and with a term of ten years.  The options vest 33⅓% on each of November 11, 2010, November 11, 2011, and November 11, 2012.

(2)           The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2008 in accordance with ASC Topic 718 (previous authoritative literature: SFAS123(R).

Equity Compensation Plan Information

On May 15, 2009, we adopted our 2009 Incentive Compensation Plan (the 2009 Plan). The total number of shares of common stock that may be subject to the granting of awards under the 2009 Plan is 30,000,000, plus 3,628,500 shares that remained available on May 15, 2009 under our 2006 Stock Option Plan.  The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of our company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 5,000,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Board, except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Board, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant. As of December 31, 2009, stock options to purchase up to 29,786,000 shares of common stock have been awarded under the 2009 Plan, with exercise prices ranging from $0.04 to $0.125 per share, of which 4,718,000 are exercisable. All of these options have a five or ten year term.

In January 2006, we adopted our 2006 Stock Option Plan (the 2006 Plan).  The aggregate number of shares of common stock for which options may be granted under the 2006 Plan was 4,000,000.  Effective May 15, 2009, the 3,628,500 shares that remained available under the 2006 Plan were incorporated into the 2009 Plan. Accordingly, there will be no more issuances under the 2006 Plan. The maximum number of options which could be granted to an employee during any calendar year under the 2006 Plan was 300,000.  The term of these non-transferable stock options could not exceed ten years. The exercise price of these stock options could not be less than 100% (110% if the person granted such options owned more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant.  As of December 31, 2009, 250,000 options are outstanding under the 2006 Plan, with an exercise price of $0.18 per share, all of which are exercisable. Per the terms of the 2006 Plan, the remaining options were incorporated in the 2009 Plan.

In June 1998, we adopted our 1998 Stock Option Plan (the 1998 Plan). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 3,000,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 400,000. The term of these non-transferable stock options may not exceed ten years.  The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of our outstanding common stock) of the fair value of one share of common stock on the date of grant. As of December 31, 2009, 250,000 options are outstanding under the 1998 Plan, with an exercise price of $0.18 per share, all of which are exercisable.  The 1998 Plan terminated on June 16, 2008. Per the terms of the 1998 Plan, the remaining options were incorporated in the 2009 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	30,286,000 (1)	$0.09	3,842,500 (2)
Equity compensation plans not approved by security holders (3)	6,250,000	$0.08	6,250,000
Total	36,536,000	$0.088	10,092,500

(1)
Includes options to purchase 29,786,000 shares of our common stock granted under our 2009 Incentive Compensation Plan (the “2009 Plan”), options to purchase 250,000 shares of our common stock granted under our 2006 Stock Option Plan (the “2006 Plan”), and options to purchase 250,000 shares of our common stock granted under our 1998 Stock Option Plan, with exercise prices ranging from $0.04 to $0.18 per share.

(2)
Remaining shares available as of December 31, 2009 for future issuance under our 2009 Plan (including 3,628,500 shares that remained available on May 15, 2009 under our 2006 Plan and that are now available for issuance under our 2009 Plan).

(3)	Description of equity compensation plans not approved by security holders:

On December 15, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (the “Lender”).  Under the terms of the Loan Agreement, we borrowed $515,000 from the Lender on December 15, 2009 (the “First Loan”).  We have the right to borrow an additional $500,000 from the Lender upon our request, after the end of the first calendar month in which we realize positive cash flow (the “Second Loan”, and together with the First Loan, the “Loans”).  In addition, the Lender has the right to require us to accept the Second Loan upon notice, after the end of the first month in which we realize positive cash flow.  The Lender’s right and obligation to make the Second Loan terminate on the later of 12 months after the date of the First Loan, or 12 months after we first realize positive cash flow.  The proceeds of the Loans will be used by us for working capital purposes.  The Loans will be evidenced by promissory notes (the “Notes”), and will bear interest at the rate of 12% per annum, payable at maturity.  The maturity date of each Loan is one year from the date of the Loan.  The Loans may be prepaid in whole or in part at any time by us without penalty, upon 15 days notice.

In consideration of the First Loan, we granted the Lender a warrant to purchase 6,250,000 shares of our common stock at a purchase price of $0.08 per share.  If we receive the Second Loan, we will grant the Lender an additional warrant to purchase 6,250,000 shares of common stock at a purchase price of $.08 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the warrants (the “Warrant Shares”).  In addition, the Lender has demand registration rights with respect to the Warrant Shares, so that upon written request of the Lender, we will be obligated to prepare and file with the U.S. Securities and Exchange Commission a registration statement sufficient to permit the resale of the Warrant Shares.  The Lenders’ registration rights terminate on the date on which all of the Warrant Shares may be sold under Rule 144 of the Securities Act of 1933 without any limitations.  The warrants contain customary anti-dilution and purchase price adjustment provisions.  The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our Common Stock as of April 8, 2010 by: (a) each current director; (b) each executive officer; (c) all of our current executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our Common Stock.

Name(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares Beneficially Owned(3)

5% or Greater Stockholders:

Cape Bear Partners, LLC (4)	26,662,800	13.5%

Jason Smith (5)	47,873,486	24.2%

Executive Officers and Directors:

Lalit Dhadphale (6)	38,814,992	19.6%

Patrick E. Delaney (7)	2,609,100	1.3%

Youssef Bennani (8)	-0-	0%

Norman E. Corn (9)	2,635,596	1.3%

All executive officers and directors as a group (4 persons)	44,059,688	21.7%

(1)	The address of each officer and director is c/o HealthWarehouse.com, Inc., 100 Commerce Boulevard, Cincinnati, Ohio 45140.

(2)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire those shares within 60 days after March 12, 2010, by the exercise of any warrant, stock option or other right.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)
Applicable percentages are based on 197,965,731 shares of Common Stock outstanding on March 12, 2010, adjusted as required by rules promulgated by the SEC.    Does not include 107,501 shares of Series A Preferred outstanding on March 12, 2010, which shares are convertible into 1,075,010 shares of Common Stock.  The shares of common stock and shares underlying convertible preferred stock and stock options or warrants are deemed outstanding for purposes of computing the percentage of the person holding such convertible preferred stock and/or stock options or warrants but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Lynn Peppel is the Managing Member of Cape Bear Partners LLC and has sole voting and investment power over the shares owned by Cape Bear Partners LLC. Address Cape Bear  LLC 703 Solana Shores Drive, Apt 406B Cape Canaveral, Fl 32920

(5)
Includes (i) 2,820,160 shares owned directly by Jason Smith, and (ii) 45,053,326 shares owned by Rock Castle Holdings, LLC.  Does not include stock options to purchase 2,000,000 and 5,000,000 shares of common stock held by Jason Smith and Rock Castle, respectively, that are not currently exercisable.  As the Manager of Rock Castle, Jason Smith has sole voting and investment power over the shares owned by Rock Castle and, as such, is deemed to beneficially own such shares.  Address Rock Castle Holdings,LLC 6434 Hamilton Mason Road Hamilton , Ohio 45069

(6)	Does not include stock options to purchase 5,000,000 shares of common stock that are not currently exercisable.
(7)	Includes stock options to purchase 2,359,000 shares of common stock. Does not include stock options to purchase 4,109,000 shares of common stock that are not currently exercisable.
(8)	Does not include stock options to purchase 3,000,000 shares of common stock that are not currently exercisable.
(9)	Includes stock options to purchase 2,359,000 shares of common stock. Does not include options to purchase 2,109,000 shares of common stock that are not currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Lalit Dhadphale, our President and Chief Executive Officer, and Cape Bear Partners LLC, the beneficial owner of 13.5% of our common stock, have guaranteed Old HW’s obligations under certain Old HW convertible promissory notes with an original principal value of approximately $1,200,000, which notes we assumed in connection with the Exchange. The guarantees state that Mr. Dhadphale and Cape Bear Partners LLC each guarantee the full payment of principal and interest under the notes. The guarantees terminate with respect to each note upon the earlier of repayment of principal and interest under each note or conversion of the note to equity. In the event of note conversion, the guarantees remain in place with respect to any interest due and unpaid through the date of conversion until that interest has been paid. During the fourth quarter of 2009, the holders of notes in an aggregate principal amount of $575,000 elected to convert their notes.  The maximum principal exposure of each of Mr. Dhadphale and Cape Bear Partners LLC pursuant to the guarantees as of December 31, 2009 is $625,000 plus interest.

On December 15, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (the “Lender”).  Under the terms of the Loan Agreement, we borrowed $515,000 from the Lender on December 15, 2009 (the “First Loan”).  We have the right to borrow an additional $500,000 from the Lender upon our request, after the end of the first calendar month in which we realize positive cash flow (the “Second Loan”, and together with the First Loan, the “Loans”).  In addition, the Lender has the right to require us to accept the Second Loan upon notice, after the end of the first month in which we realize positive cash flow.  The Lender’s right and obligation to make the Second Loan terminate on the later of 12 months after the date of the First Loan, or 12 months after we first realize positive cash flow.  The proceeds of the Loans will be used by us for working capital purposes.  The Loans will be evidenced by promissory notes (the “Notes”), and will bear interest at the rate of 12% per annum, payable at maturity.  The maturity date of each Loan is one year from the date of the Loan.  The Loans may be prepaid in whole or in part at any time by the Company without penalty, upon 15 days notice.  Lalit Dhadphale, our President and Chief Executive Officer, has personally guaranteed our payment and other obligations under the Loan Agreement and the Notes.  Mr. Dhadphale has also entered into a Lock-up Agreement with the Lender prohibiting Mr. Dhadphale from selling or transferring 12,500,000 shares of our common stock until the Loans are repaid in full, subject to certain exceptions, such as gifts.

As of March 12, 2010, Jason Smith is the beneficial owner of 47,873,486 shares, or 24.2% of our common stock, of which 2,820,160 shares are owned by him directly, and 45,053,326 shares are beneficially owned by Rock Castle Holdings, LLC (“Rock Castle”).  As the Manager of Rock Castle, Jason Smith has sole voting and investment power over the shares owned by Rock Castle and, as such, is deemed to beneficially own such shares.

We are a party to oral consulting agreements with Jason Smith and Rock Castle under which Jason Smith and affiliates of Rock Castle provide purchasing and advisory services to us.   Pursuant to these consulting agreements, on May 20, 2009, we granted to Jason Smith and Rock Castle, respectively, non-qualified options to purchase 2,000,000 and 5,000,000 shares of our common stock, all with a ten year term. These options vest in equal annual installments on May 20, 2010, May 20, 2011 and May 20, 2012.  The consulting agreements are terminable at will.

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, an entity that is also controlled by Jason Smith. The sublease currently has a monthly rental rate of $9,417, through March 2011, its expiration date.   The rent expense under the sublease for the years ended December 31, 2009 and December 31, 2008 was $93,750 and $16,700, respectively.

Jason Smith is also the son of Dennis Smith, the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers.  We purchased from Masters Pharmaceutical, Inc., $1,342,997 and $1,033,623 of supplies during the years ended December 31, 2009 and 2008, respectively.  Wayne A. Corona, formerly our Secretary and a member of our board of directors, is Vice President of Business Development at Masters Pharmaceutical, Inc.

On April 29, 2009, as a part of the Old HW private financing completed before the Exchange, we issued to Wayne A Corona, formerly our Secretary and a member of our board of directors, $75,000 in principal amount of convertible promissory notes convertible into 991,005 shares of our common stock in consideration of $75,000 in cash.  On the same date, we issued to MKW Partners, LLC, of which Mr. Corona is the Manager, $50,000 in principal amount of convertible promissory notes convertible into 660,623 shares of our common stock in consideration of $50,000 in cash.  Mr. Corona and MKW Partners elected to convert these notes in the fourth quarter of 2009, and received an aggregate of 1,651,628 shares of our common stock in exchange.

On April 30, 2009, also as a part of such Old HW private financing, we issued to Kip Ferguson, the brother of a former Old HW director, Ron Ferguson, $25,000 in principal amount of convertible promissory notes convertible into 330,382 shares of our common stock in consideration of $25,000 in cash.  Mr. Ferguson elected to convert his note in the fourth quarter of 2009, and received 330,382 shares of our common stock in exchange.

On May 8, 2009, also as a part of such Old HW private financing, we issued to Rock Castle $300,000 in principal amount of convertible promissory notes convertible into 3,963,594 shares of our common stock in consideration of $300,000 in cash.  Rock Castle elected to convert its promissory note in the fourth quarter of 2009, and received 3,963,594 shares of our common stock in exchange.

On May 20, 2009, we granted Mr. Corona non-qualified options to purchase 5,000,000 shares of our common stock, all with a five year term.  These options would have vested in equal annual installments on May 20, 2010, May 20, 2011 and May 20, 2012.  These options terminated on November 9, 2009, the date Mr. Corona resigned from our Board.

Ron Ferguson, a former Old HW director, has guaranteed Old HW’s obligations to supplier Prescription Supply Inc.  Mr. Ferguson is the spouse of Diane Ferguson, a stockholder of our company.  The guarantee, and Mr. Ferguson’s maximum exposure under the guarantee, does not have a fixed dollar limit.  As of December 31, 2009, there was $6,172 due to Prescription Supply Inc.

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

Director Independence

Our board of directors has determined that Youssef Bennani is “independent” within the meaning of Rule 5605(a)(2) of the National Association of Securities Dealers’ Marketplace Rules of the Nasdaq Stock Market (the “NASDAQ Rules”), and that he is also “independent” for purposes of Rule 10A-3 of the Exchange Act. Lalit Dhadphale and Norman E. Corn are not “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Rules.  In addition, Frank S. Russo and Stephen M. Deixler, who resigned from our board of directors effective May 14, 2009 and June 27, 2009, respectively, and who were formerly members of our audit committee, compensation committee and nominating committee, were “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Rules and for purposes of Rule 10A-3 of the Exchange Act.

In making each of these independence determinations, our board of directors considered and broadly assessed, from the standpoint of materiality and independence, all of the information provided by each director in response to detailed inquiries concerning the director’s independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with our company

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by the Company’s principal accountants.  Prior to May 14, 2009, Clark Schaeffer Hackett LLP served as principal accountants. Marcum LLP, formerly known as Marcum & Kliegman LLP (“Marcum”) became our principal accountant on May 14, 2009 the table below represents amounts billed for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2009, and December 31, 2008, and fees billed for other services rendered by our principal accountants during those periods.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Audit Fees (1)	$95,628	$18,190
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-

(1)           Audit fees were principally for audit work performed on our annual financial   statements and review of our interim financial statements

(2)           There were no “audit-related services” during the period.

(3)           There were no “tax services” during the period.

(4)           There were no “other services” during the period.

During the year ended December 31, 2009, the Company did not have an audit committee. An audit committee was formed on April 8, 2010 (see item 10 of this report). However, all audit and non-audit services performed by Marcum were pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Exhibits:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005 (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008 (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008 (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009 (5)

3.5	By-Laws of the Company (6)

4.1	Form of Old HW Convertible Promissory Note*

4.2	Senior Secured Promissory Note dated December 15, 2009 in the principal amount of $515,000 payable by the Company to the order of HWH Lending, LLC (7)

4.3	Warrant to Purchase 6,250,000 Shares of the Common Stock of the Company, dated December 15, 2009 and issued to HWH Lending, LLC (7)

10.1	1998 Stock Option Plan of the Company (6) +

10.2	2000 Stock Option Plan of the Company (2) +

10.3	2006 Stock Option Plan of the Company (2) +

10.4	Form of Incentive Stock Option Agreement under 2006 Stock Option Plan of the Company (8) +

10.5	Old HW Convertible Promissory Note Subscription Agreement*

10.6	Old HW Convertible Promissory Note and Warrants to Purchase Common Stock Subscription Agreement*

10.7	2009 Incentive Compensation Plan (9) +

10.8	Form of Stock Option Agreements under 2009 Incentive Compensation Plan* +

10.9	Loan and Security Agreement dated December 15, 2009 among HealthWarehouse.com, Inc. and Hwareh.com, Inc. as Borrowers, and HWH Lending LLC, as Lender (7)

16.1	Letter of Clark, Schaefer, Hackett & Co.(10)

21.1	Subsidiaries of the Registrant *

23.1	Consent of Marcum LLP*

23.2	Consent of Clark, Schaefer, Hackett & Co.*

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*    Filed herewith.

+    Denotes Management Compensatory Plan or Contract.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2009.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K SB filed on March 29, 2006.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2009.

(4)	Incorporated by reference to the Company’s Annual Report Amendment on Form 10-KA filed on May 14, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2009.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 22, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2006.

(9)	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on May 26, 2009.

(10)	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on August 17, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2010	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lalit Dhadphale Lalit Dhadphale	President, Chief Executive Officer and Director (principal executive officer)	April 15, 2010

/s/ Youssef Bennani Youssef Bennani	Director	April 15, 2010

/s/ Norman E. Corn Norman E. Corn	Director	April 15, 2010

/s/ Patrick E. Delaney Patrick E. Delaney	Chief Financial Officer, Treasurer Secretary (principal financial and Accounting officer)	April 15, 2010

Healthwarehouse, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

Page(s)

Reports of Independent Registered Public Accounting Firms	62-63

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	64

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	65

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	66

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2009 and 2008	67

Notes to Consolidated Financial Statements	68-79

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders of
Healthwarehouse.com, Inc.

We have audited the accompanying consolidated balance sheet of Healthwarehouse.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statement of operations, stockholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthwarehouse.com, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant operating losses and may need to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY
April 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Healthwarehouse.com, Inc.:

We have audited the accompanying balance sheet of Healthwarehouse.com, Inc. as of December 31, 2008, and the related statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2008. Healthwarehouse.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthwarehouse.com, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Clark, Schaefer, Hackett & Co.
Cincinnati, Ohio March 16, 2009 (except for Note 1, as to which the date is April 15, 2010 for the effect of the reverse acquisition discussed in Note 1)

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets
	December 31, 2009	December 31, 2008

Current assets
Cash	$191,181	$357,938
Accounts receivable	277,716	12,317
Inventories	388,748	84,480
Prepaid expenses and other current assets	190,999	-
Total current assets	$1,048,644	$454,735

Property and equipment, net	318,793	315,969
Website development costs, net of accumulated amortization of $39,275 and $0	161,121	70,397

Total assets	$1,528,558	$841,101

Liabilities and Stockholders’ (Deficiency)Equity
Current liabilities
Accounts payable – related parties	$73,254	$380,279
Accounts payable – trade	802,607	156,448
Accrued expenses	72,766	-
Note payable, net of deferred debt discount of $157,713	357,287	-
Total current liabilities	$1,305,914	$536,727

Convertible notes, net of deferred debt discount of $30,737	594,263	-

Total liabilities	$1,900,177	$536,727

Commitments and contingencies

Stockholders’ (deficiency)equity
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 107,501 and 0 shares issued and outstanding (aggregate liquidation preference $172,016)	108	-
Common stock – par value $.001 per share; authorized 750,000,000 shares; 197,635,349 and 154,876,449 shares issued and outstanding	197,635	154,876
Additional paid-in capital	2,548,098	827,456
Accumulated deficit	(3,117,460)	(677,958)
Total stockholders’ (deficiency) equity	(371,619)	304,374
Total liabilities and stockholders’ (deficiency) equity	$1,528,558	$841,101

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Net sales	$3,783,542	$1,270,527

Cost of sales	2,635,258	970,627
Gross profit	1,148,284	299,900

Operating expenses:

Selling, general and administrative expenses	3,646,915	969,837

Loss from operations	(2,498,631)	(669,937)
Interest Expense	(37,545)	-
Other income (expense)	96,674	2,636

Net loss	$(2,439,502)	$(667,301)

Per share data:
Net loss per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	177,696,871	154,876,449

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Cash flows from operating activities
Net loss	$(2,439,502)	$(667,301)

Adjustments to reconcile net loss to net cash used in operating activities:
Bad Debt	-	54,753
Depreciation and amortization	83,104	10,612
Amortization of web development costs	39,275	-
Non-cash stock-based compensation	260,318	-
Amortization of deferred debt discount	21,574	-
Extinguishment of debt	(96,069)	-
Changes in operating assets and liabilities:
Accounts receivable	(265,399)	(57,622)
Inventories	(304,268)	(84,480)
Prepaid expenses and other current assets	(191,001)	-
Accounts payable – trade	388,279	435,874
Accounts payable – related parties	(307,024)	-
Accrued expenses	252	(105)
Net cash used in operating activities	(2,810,461)	(308,269)

Cash flow from investing activities
Cash received in share exchange	1,220,520	-
Acquisition of property and equipment	(85,928)	(169,556)
Expenses paid in conjunction with share exchange	(150,000)	-
Website development costs	(129,999)	(70,397)
Net cash provided by (used in) investing activities	854,593	(239,953)

Cash flows from financing activities
Proceeds from notes payable	515,000	-
Proceeds from sale of common stock	50,196	873,332
Proceeds from option/warrant exercises	23,915	-
Proceeds from sale of convertible notes	1,200,000	-
Advances from former director	25,000	-
Repayment of advances from former director	(25,000)	-
Net cash provided by financing activities	1,789,111	873,332

Net increase(decrease) in cash	(166,757)	325,110

Cash – beginning of year	357,938	32,828

Cash – end of year	$191,181	$357,938

Cash paid for:
Interest	$1,680	-
Taxes	$-	-

Non-cash investing and financing activities:
Equipment purchased note payable and common stock	$-	$150,000
Conversion of debt to common stock	$575,000	$-
Warrants issued in financing transaction	$210,024	$-
Share exchange expenses included in accounts payable	$110,656	$-
Net assets received in share exchange:
Cash	$1,220,520
Accounts payable	(147,276)
Accrued expenses	(168,531)
Net assets	$904,713

The accompanying notes are an integral part of these consolidated financial statements.

Healthwarehouse.com, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficiency)Equity
For the Years Ended December 31, 2009 and 2008

	Preferred		Common		Additional Paid-In Capital	Accumulated Deficit	Total Stock Stockholders’ Equity
	Shares	Stock	Shares	Stock			(Deficiency)

Balances, January 1, 2008	-	$-	141,008	$141	$8,859	$(10,657)	$(1,657)

Common stock issued in Private Placement			138,952,426	138,952	734,380		873,332

Common Stock issued for equipment			15,783,015	15,783	84,217		100,000

Net Loss						(667,301)	(667,301)

Balances, December 31, 2008	-	-	154,876,449	154,876	$827,456	$(677,958)	$304,374

Common Stock issued in Private Placement			318,114	318	49,878		50,196

Effects of reverse recapitalization on May 14, 2009	155,557	156	33,056,161	33,056	871,501		904,713

Costs Associated with reverse recapitalization					(260,656)		(260,656)

Exercise of Stock Options and Warrants, net			1,306,833	1,307	22,607		23,914

Conversion of Preferred Stock	(48,056)	(48)	480,560	481	(433)		-

Conversion of convertible Debentures into common stock			7,597,232	7,597	567,403		575,000

Debt Discount - convertible debentures					45,453		45,453

Debt Discount – Note Payable					164,571		164,571

Non-cash stock-based compensation					260,318		260,318

Net Loss						(2,439,502)	(2,439,502)

Balances, December 31, 2009	107,501	$108	197,635,349	$197,635	$2,548,098	$(3,117,460)	$(371,619)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Organization, Basis of Presentation and Reverse Recapitalization

On May 14, 2009, Hwareh.com, Inc. completed a share exchange transaction with Clacendix, Inc. (“Clacendix”), pursuant to the terms of a Securities Exchange Agreement, dated as of May 14, 2009.  Under the Securities Exchange Agreement, Clacendix acquired all the outstanding capital stock of Hwareh.com, Inc. As a result of the exchange, the former stockholders of Hwareh.com, Inc. owned 155,194,563 shares or approximately 82.4% of the outstanding shares of common stock of Clacendix. Each share of Hwareh.com which was previously outstanding was exchanged for 141.008 shares of Clacendix. This transaction was accounted for as a reverse recapitalization, whereby Hwareh.com, Inc. is deemed to be the accounting acquirer for accounting purposes. The net assets received in the share exchange transaction were recorded at historical costs. Following the closing of the share exchange transaction with Hwareh.com, Clacendix succeeded to the business of Hwareh.com as its sole line of business.  Effective August 5, 2009, Clacendix changed its corporate name to HealthWarehouse.com, Inc. The financial statements set forth in this report for all periods prior to the reverse re-capitalization are the historical financial statements of Healthwarehouse.com Inc. and subsidiaries (“The Company”), and have been retroactively restated to give effect to the share exchange transaction.  The operations of Clacendix from the date of the share exchange transaction through December 31, 2009 have been included in operations.

Prior to the share exchange, Clacendix’s predecessor company was formed as a New Jersey corporation in 1982 as MicroFrame, Inc. In March 1999 MicroFrame, Inc. was reincorporated in the State of Delaware and in the process changed its name to ION Networks, Inc.   In December 2007, ION sold substantially all of its operating assets to Cryptek, Inc., a Delaware corporation.  Pursuant to the Cryptek sale, ION changed its name to Clacendix, Inc.  Following the date of the Cryptek sale and until the closing of our share exchange transaction with Hwareh.com, Clacendix existed as a shell company with no operations that was seeking a target company with which to merge or to complete a business combination.

The Company is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC medical products.

The Company is presently licensed as a mail-order pharmacy for sales to 45 states and the District of Columbia, and intends to apply for and obtain licenses to sell prescriptions in all 50 states by the end of June 2010. The Company has begun accepting health insurance as part of its prescription program, contracting with insurance providers based on customer demand and business opportunity.

2. Going Concern and Management’s Liquidity Plans

As of December 31, 2009, the Company had $191,181 in cash and cash equivalents and a working capital deficiency of $257,272.  During the year ended December 31, 2009, the Company generated revenue of $3,783,542 and a net loss of  $2,439,502.  For the year ended December 31, 2009, cash flows included net cash used in operating activities of  $2,810,461 net cash provided by investing activities of $854,593 and net cash provided by financing activities of $1,789,111.

Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.  During the year ended December 31, 2009, the Company’s cash and cash equivalents were reduced by approximately $166,757.

Based upon projected operating expenses, the Company believes that its working capital as of December 31, 2009 may not be sufficient to fund its plan of operations for the next twelve months.  The Company anticipates that it will need to raise additional capital in order to meet operations and execute its business plans.  Management has also indicated that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers.   Management has indicated that the Company is in discussions with certain parties regarding various financing opportunities including selling additional capital stock and/or entering into debt facilities.  However, the Company does not know at this time whether the any such transactions between the Company and any third party, will be consummated and, if consummated, when it might occur, or if the terms would be acceptable to us.  In addition, the SEC’s penny stock rules may further impact the Company’s ability to obtain debt and or equity financing.  If the Company cannot raise sufficient funds on acceptable terms, it may have to curtail its level of expenditures and scope of operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HealthWarehouse.com, Inc. and Hwareh.com, Inc., ION Holding NV, ION Belgium NV its wholly-owned inactive subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include depreciation, stock-based compensation, valuation of warrants, and deferred tax assets, which have been offset by a valuation allowance as of December 31, 2009 and 2008.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported loss.

Cash

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statements of operations in the period of disposal.

Impairment of Long-Lived Assets

 The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  The Company has not identified any such impairment losses.

Website Development Costs

In accordance with Accounting Standards Codification (“ASC”) 350-50 (prior authoritative literature: Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs”) the Company capitalized $129,999 and $70,397 of website development costs for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Company recorded amortization expense of $39,275 and zero, relating to these projects, respectively. The Company is amortizing the website development costs on a straight-line basis over a three year period.

Shipping and Handling Costs

Shipping and handling costs incurred are not billed to the customer and are recognized in selling, general and administrative expenses. Such amounts aggregated $280,728 and $128,536 for years ended December 31, 2009 and 2008 respectively.

Fair Value of Financial Instruments

The carrying value of items included in working capital approximates fair value because of the relatively short maturity of these instruments. The convertible debt approximates fair value because the terms are substantially similar to comparable debt in the marketplace.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  These fair value measurements apply to all financial instruments that are measured and reported on a fair value basis.

Based on the observability of the inputs used in the valuation techniques, financial instruments are categorized according to the fair value hierarchy, which ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 - Observable inputs such as quoted prices in active markets.  At December 31, 2009 and 2008, the Company did not hold any Level 1 investments.

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. At December 31, 2009 and 2008, the Company did not hold any level 2 investments.

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.  At December 31, 2009 and 2008, the Company did not hold any Level 3 investments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the assignment of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Allowance for Doubtful Accounts Receivable

As of December 31, 2009 and 2008, the Company did not reduce accounts receivable by an allowance to estimate the amount that will actually be collected from our customers because the nature of the business requires the majority of the payments to be made prior to the product being shipped.  If the financial condition of customers were to materially deteriorate or the nature of the business were to change from prepayment to post payment, resulting in an impairment of their ability to make payments, allowances could be required in the future.  Senior management reviews accounts receivable on a current basis to determine if any receivables should be written off.  The Company includes any accounts receivable balance that are determined to be uncollectible, along with a general reserve based on historical experience, in its overall allowance for doubtful accounts.  During the years ended December 31, 2009 and 2008, the Company incurred bad debts of $0 and approximately $55,000, respectively.

Inventories

Inventory consists primarily of finished goods. The inventories were stated at the lower of cost (average cost) or market. No reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If the Company’s estimate of future demand is not correct or if its customers place significant order cancellations, inventory reserves could be required in the future.

Convertible Debentures

The Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

 Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its net operating loss (“NOL”) carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.  Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized in future periods.

 Revenue Recognition

Revenue for the sales of products are recognized at the time products are delivered and title passes to customers. The sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable.

 Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2009 and 2008 was approximately $586,354 and $321,353, respectively.

 Sales Taxes

The Company accounts for sales taxes imposed on its goods and services on a net basis in the statement of operations.

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 45,869,005 at December 31, 2009 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. These potentially dilutive securities consist of stock options to purchase up to 30,286,000 shares of common stock, warrants to purchase up to 6,250,000 shares of common stock, convertible promissory notes convertible into 8,257,995 shares of common stock and convertible preferred stock convertible into 1,075,010 shares of common stock. The Company had no potentially dilutive securities at December 31, 2008.

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

Stock-based compensation for the year ended December 31, 2009 was recorded in the consolidated statements of operations in selling general and administrative line item and totaled $260,318.  There was no stock-based compensation incurred during the year ended December 31, 2008.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values ranges as follows:
For the Year Ended December 31, 2009
Risk-free interest rate	1.09% to 2.65%
Dividend yield	N/A
Expected volatility	57.6%
Expected life in years	2.5 to 6.00
Expected forfeiture rate (through term)	0%

4. Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2009	2008	Useful Life
Computer software	$128,198	$73,661	5 years
Equipment	158,508	150,000	15 years
Office furniture and equipment	10,093	4,000	7 years
Computer hardware	25,163	11,006	5 years
Leasehold improvements	87,914	87,914	(a)
Total	409,876	326,581
Less: accumulated depreciation and amortization	(91,083)	(10,612)
Property and equipment, net	$318,793	$315,969

(a)	Lesser of useful life or initial term of lease

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was approximately $83,000 and $11,000, respectively.

5. Convertible Debt

In contemplation of and contingent to closing the share exchange transaction, in the quarter ended June 30, 2009, Hwareh.com, Inc. received the proceeds of convertible promissory notes aggregating $1,200,000(“Convertible Debentures”). The notes have a maturity date of two years from the date of issuance and bear interest at 3.25% per annum, payable quarterly in arrears and in full upon conversion. The notes are convertible into 15,855,227 shares of the Company’s common stock at an effective conversion price of $0.0756848 per share.  The notes are convertible at any time at the option of the holder. The Company can also cause the conversion of the notes at its option at any time before maturity and after the shares of the Company’s common stock that are issuable upon conversion of the notes have been registered for resale pursuant to an effective registration statement. The notes have customary anti-dilution provisions in connection with any split, subdivision or combination of our common stock. Payment of principal, if not converted, and interest under the notes has been guaranteed by the Company’s President and Chief Executive Officer and a 10% or greater stockholder. (See Note10.) The debt discount applicable to the notes from the issuance of warrants along with the notes was $45,453 (see below). As of December 31, 2009, $575,000 of the Hwareh.com convertible promissory notes had been converted .into 7,597,232 shares of common stock. The Company has accrued approximately $25,000 of  interest relating to these notes and is in technical default since interest payments were not paid as of the balance sheet date; however the default is not triggered unless notice is given by one of the convertible debenture holders. The Company would have fifteen days to cure the default.

In connection with the issuance of the Hwareh.com convertible promissory notes, Hwareh.com, Inc. also issued warrants to purchase common stock for up to 8,068,197 shares of the Company’s common stock (warrants expiring on May 31, 2009, June 30, 2009 and December 31, 2009 to purchase up to a maximum of 927,833, 3,570,182 and 3,570,182 shares, respectively, of the Company’s common stock at an exercise price of $0.0010778, $0.0560196 and $0.0560196 per share, respectively). Of these warrants, warrants to purchase 927,833 shares of the Company’s common stock were exercised on May 31, 2009, warrants to purchase up to 3,570,182 shares of the Company’s common stock expired on June 30, 2009 and warrants to purchase up to 3,570,182 shares of the Company’s common stock expired on December 31, 2009 without being exercised.  The warrants had customary anti-dilution provisions in connection with any split, subdivision or combination of the Company’s common stock. The fair value of the warrants was estimated as $45,453 using the Black-Scholes option pricing model.  During the year ended December 31, 2009, the Company recognized $14,716 of amortization of the deferred debt discount.

The convertible promissory notes and warrants have registration rights with respect to the shares of the Company’s common stock that are issuable upon conversion or exercise of the notes or warrants, respectively. The Company was obligated to file an initial registration statement providing for the resale of the shares of the Company’s common stock underlying the convertible promissory notes and warrants by August 12, 2009, and to use its best efforts to have the registration statement declared effective as soon as practicable thereafter. Since the Company did not file on or before August 12, 2009, it must pay liquidated damages of $12,000 in the aggregate, an amount equal to 1% of the aggregate investment amount; such amount has been recorded in the accompanying consolidated financial statements, however, the Company continues to discuss with the holders to waive these penalties.

6. Short Term Debt

On December 15, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (the “Lender”).  Under the terms of the Loan Agreement, we borrowed $515,000 from the Lender on December 15, 2009 (the “First Loan”).  We have the right to borrow an additional $500,000 from the Lender upon our request, after the end of the first calendar month in which we realize positive cash flow (the “Second Loan”, and together with the First Loan, the “Loans”).  In addition, the Lender has the right to require us to accept the Second Loan upon notice, after the end of the first month in which we realize positive cash flow.  The Lender’s right and obligation to make the Second Loan terminate on the later of 12 months after the date of the First Loan, or 12 months after we first realize positive cash flow.  The proceeds of the Loans will be used by us for working capital purposes.  The Loans will be evidenced by promissory notes (the “Notes”), and will bear interest at the rate of 12% per annum, payable at maturity.  The Loans are collateralized by substantially all of the Company’s assets.  The maturity date of each Loan is one year from the date of the Loan.  The Loans may be prepaid in whole or in part at any time by us without penalty, upon 15 days notice.

In consideration of the First Loan, we granted the Lender a warrant to purchase 6,250,000 shares of our common stock at a purchase price of $0.08 per share.  If we receive the Second Loan, we will grant the Lender an additional warrant to purchase 6,250,000 shares of common stock at a purchase price of $.08 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the warrants (the “Warrant Shares”).  In addition, the Lender has demand registration rights with respect to the Warrant Shares, so that upon written request of the Lender, we will be obligated to prepare and file with the U.S. Securities and Exchange Commission a registration statement sufficient to permit the resale of the Warrant Shares.  The Lenders’ registration rights terminate on the date on which all of the Warrant Shares may be sold under Rule 144 of the Securities Act of 1933 without any limitations.  The warrants contain customary anti-dilution and purchase price adjustment provisions. The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws. The fair value of the warrants was estimated using the Black Scholes method.  The debt discount associated with these warrants as of December 31, 2009 was $164,571, of which $6,858 was amortized during 2009.

7. Stockholders’ (Deficiency) Equity

Common Stock

During the year ended December 31, 2008, the Company sold 138,952,426 shares of common stock in a private placement and received proceeds of $873,333.

 During the year ended December 31, 2008, the Company issued 15,783,015 shares of common stock plus a $50,000 note and received equipment valued at $150,000.

From January 1, 2009 to May 13, 2009, Hwareh.com, Inc. sold 318,114 shares of common stock in a private placement and received proceeds of $50,196.

On May 31, 2009, the holder of a warrant exercised  that warrant, at an exercise price of $0.0010778 per share or $1,000, and received 927,833 shares of the Company’s common stock.

On June 10, 2009, a former director and holder of a warrant exercised that entire warrant, at an exercise price of $0.05 per share or $6,250, and received 125,000 shares of the Company’s common stock.  In a separate transaction on the same day, the same person exercised stock options to purchase 89,500 shares of common stock at an average price of $0.0869 per share or $7,807.

On August 31, 2009, the holder of a warrant exercised that warrant, at an exercise price of $0.05 per share or $5,000 in the aggregate, and received 100,000 shares of the Company’s common stock.

On September 16, 2009, a former director exercised stock options to purchase 64,500 shares of common stock at an average price of $0.06 per share or $3,858.

On November 17, 2009, the Company issued 3,963,594 common shares per conversion of Note to Rock Castle Holdings, LLC.

On November 20, 2009, the Company issued 991,005 common shares per conversion of Note to a former director and an additional 2,642,633 common shares per conversion of Notes to various other note holders.

Preferred Stock

The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Preferred Stock (“Preferred Stock”). The Preferred Stock is non-voting, has a liquidation preference equal to its purchase price, and does not pay dividends. As of December 31, 2009, there were 107,501 shares of Preferred Stock outstanding, which are convertible into 1,075,010 shares of common stock. The holders can call the conversion of the Preferred Stock at any time.

On December 16, 2009, the Company issued 480,560 shares to a shareholder upon conversion of 48,056 shares of Series A Preferred Stock.

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

 On May 15, 2009, the Company granted to one board member and one executive officer options to purchase an aggregate of 8,436,000 shares of common stock with an exercise price of $0.04 per share for a total fair value of approximately $158,000 under a previously approved option plan.

On May 20, 2009, the Company granted to one board member, employees and consultants options to purchase an aggregate of 16,250,000 shares of common stock with an exercise price of $0.10 per share for a total fair value of approximately $936,000 under a previously approved option plan, including 7,000,000 options granted pursuant to consulting agreements with certain related parties. See Note 10.

On May 20, 2009, the Company granted an executive officer options to purchase an aggregate of 5,000,000 shares of common stock with an exercise price of $0.11 for a total fair value of $237,000 under a previously approved option plan.

On November 11, 2009, the Company granted one board member, one executive officer and one employee options to purchase an aggregate of 5,100,000 shares of common stock with an exercise price of $0.125 for a total fair value of $316,000 under a previously approved option plan.

As of December 31, 2009, stock options to purchase up to 30,286,000 shares of common stock have been awarded under the 2009 Plan and prior plans, with exercise prices ranging from $0.04 to $0.125 per share, of which 4,718,000 are exercisable. These grants were valued at approximately $1,296,000, of which $1,036,000 remains unamortized as of December 31, 2009; such amount is being amortized on a straight-line basis over three years. The weighted average grant-date fair value of options issued during the year ended December 31, 2009 was $0.07.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	--	-		-
Granted	-	-		-
Expired	-	-
Cancelled	-	-		-
Exercised	-	-		-
Options outstanding at January 1, 2009	-	-		-
Assumed in exchange	689,500	$0.14	-	-
Granted	34,786,000	$0.09	-	-
Expired	-	-	-	-
Canceled	(5,035,500)	-	-	-
Exercised	(154,000)	$0.08	-	$111,736
Options outstanding at December 31, 2009	30,286,000	$0.09	7.48	$336,000

Options exercisable at December 31, 2009	4,718,000	$0.05	4.02	$45,000

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – 0.10	8,436,000	6.87	$0.04	4,218,000	$0.04
$0.10 – 0.25	21,850,000	7.71	$0.11	500,000	$0.11
$0.00 – $0.25	30,286,000	7.48	$0.09	4,718,000	$0.05

Warrants

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2008	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Warrants outstanding at January 1, 2009	-	-		-
Assumed in exchange	275,000	$0.05		-
Granted	14,318,197	0.06	-	-
Expired	(7,190,364)	0.06	-	-
Exercised	(1,152,833)	0.01	-	-
Warrants outstanding at December 31, 2009	6,250,000	$0.08	4.96	$62,500

7. Commitments

Operating Leases

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, a related party (see Note 10). The sublease has a current monthly rental rate of $9,417(as amended) through March 31, 2011, the expiration date. The annual obligation under the sublease is $113,004 in the year ended December 31, 2010 and $28,251 in the year ending December 31, 2011. During the years ended December 31, 2009 and 2008, the Company recorded rent expense of $93,750 and $16,700, respectively.

8. Contingent Liabilities

On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP(“Duval”), commenced litigation against the Company in federal court in New York, New York asserting that the Company owes Duval $213,887 in unpaid legal fees.  Duval is also seeking to recover interest and its fees in connection with the litigation.  The Company has denied that it owes Duval the amount sought and has filed an answer to the complaint and asserted counterclaims against Duval for malpractice, breach of contract, and breach of the covenant of good faith and fair dealing.  The litigation is in its early stages, and the Company is vigorously asserting its claims and defenses.  The Company has accounted for this action in accordance with ASC 450.  Legal fees relating to this action are being expensed as incurred.

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

As of December 31, 2009, a substantial portion of the Company’s accounts receivable related to three customers, which comprise approximately 42.7%, 32.2%, 13.1% of the total accounts receivable,respectively.

10. Related Party Transactions

Lalit Dhadphale, the Company’s President and Chief Executive Officer, and Cape Bear Partners LLC, a 10% or greater stockholder, have guaranteed the Company’s obligations under certain convertible promissory notes with a principal value of $1,200,000. The guarantees state that Mr. Dhadphale and Cape Bear Partners LLC each guarantee the full payment of principal and interest under the notes. The guarantees terminate with respect to each note upon the earlier of repayment of principal and interest under each note or conversion of the note to equity. In the event of note conversion, the guarantees remain in place with respect to any interest due and unpaid through the date of conversion until that interest has been paid.  The aggregate maximum exposure of Mr. Dhadphale and Cape Bear Partners LLC pursuant to the guarantees is a principal amount of $1,200,000 plus interest. During the quarter ended December 31, 2009 convertible promissory notes with a principal value of $575,000 were converted into 7,597,232 common shares of stock reducing Mr. Dhadphale’s exposure. On December 15, 2009, the Company borrowed $515,000 from HWH Lending, LLC, which Mr. Dhadphale guaranteed the Company’s obligation under this agreement.

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, an entity controlled by Jason Smith.  Mr. Smith is also the Manager of Rock Castle Holdings, LLC, a 10% or greater stockholder in the Company. Mr. Smith is the son of the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers from whom the Company purchased $1,342,997 and $1,033,623 of supplies during the years ended December 31, 2009 and 2008, respectively, representing approximately 45.6% and 92.4% of total purchases.  For the years ended December 31, 2009 and 2008 the Company had sales to Masters Pharmaceuticals of $230,628 and $65,682, respectively.  As of December 31, 2009 and 2008, the Company had amounts due to Masters Pharmaceuticals in the amount of $73,254 and $380,279.

The Company is also a party to oral consulting with Mr. Smith and Rock Castle Holdings LLC, relating to certain purchasing and advising services. Pursuant to these agreements, the Company granted certain stock options to these related parties. See Note 7.

Ron Ferguson, a former Hwareh.com director, has guaranteed the Company’s obligations to supplier Prescription Supply Inc. Mr. Ferguson is the spouse of Diane Ferguson, a stockholder of the Company. The guarantee, and Mr. Ferguson’s maximum exposure under the guarantee, does not have a fixed dollar limit. As of December 31, 2009 and 2008, there was $6,172 and zero due to Prescription Supply Inc., respectively.

11.  Income Taxes

The Company adopted the provisions of ASC Topic 740-10 (prior authoritative literature: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109).  ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10.

In accordance with ASC 740-10, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses.”

In many cases, the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006.

The adoption of the provisions of ASC 740-10 on January 1, 2009 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2009, the Company believes that there are no significant uncertain tax positions requiring recognition in these consolidated financial statements.

As discussed in Note 1, the Company consummated a share exchange transaction with Hwareh.com, Inc on May 14, 2009. The share exchange transaction is being accounted for as a “reverse recapitalization,” since the former stockholders of Hwareh.com own a majority of the outstanding shares of the Company’s common stock immediately following the transaction, and Hwareh.com is deemed to be the accounting acquirer in the transaction. As a result, due to the change in control under Section 382 of the Internal Revenue Code, utilization of any pre-share exchange tax benefits would be substantially limited.  As of December 31,2009, the Company has net operating losses aggregating $3,200,000, substantially expiring in 2029.

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	2009	2008
Non Qualified stock options	48,280
Operating loss carryforwards	$1,024,771	$270,695
Total deferred tax assets	1,073,051	270,695

Deferred tax liabilities:
Property and Equipment	(71,222)	(51,037)
Total deferred tax liabilities	(71,222)	(51,037)

Deferred tax assets – net of deferred tax liabilities	1,001,829	219,658

Valuation Allowance	(1,001,829)	(219,658)

Deferred tax assets – net of valuation allowance	$—	$—

Change in valuation allowance	$782,171	$219,658

            The Company has recorded a full valuation allowance against its deferred tax assets since management believes that based upon currently available objective evidence it is more likely than not that the deferred tax asset will not be realized.  The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2009	2008
Tax expense (benefit) at statutory rate	(34.0)%	(34.0)%
Non-deductible expenses	2.0%	3.0%
Change in valuation allowance	32.0%	31.	0%
Effective income tax rate	—	—

12.  New Accounting Pronouncements

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

In June 2009, the FASB issued ASC810 (prior authoritative literature, SFAS 167 “Amendments to FASB Interpretation No. 46(R)”) ASC810 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC810 will be effective January 1, 2010.   The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations.

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

In April 2009, the FASB issued new accounting guidance, under ASC Topic 820 on fair value measurements and disclosures, which established the requirements for estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Under this guidance, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

 The FASB has issued Accounting Standard Update (ASU) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This determination is based on, among other things, the other entity’s purpose and design and the Company’s  ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 is effective at the start of the Company’s first fiscal year beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

 13. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date  the financial statements are issued.  Based upon the evaluation, the Company did not identify any non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

On February 10, 2010, the Company granted to consultants options to purchase an aggregate of 1,650,000 shares of common stock with an exercise price of $0.14 per share for a total fair value of approximately $130,000 under a previously approved option plan.

Subsequent to December 31, 2009, convertible debentures in the amount of $25,000 have been converted to approximately 330,000 shares of common stock.