Form 10-Q
period 2010-03-31
HealthWarehouse.com, Inc.
filed 2010-05-17
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

 As of May 14, 2010, there were 198,626,495 shares of common stock outstanding.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
Assets

Current assets
Cash	$-	$191,181
Accounts receivable	518,981	277,716
Inventories	603,417	388,748
Prepaid expenses and other current assets	128,941	190,999
Total current assets	$1,251,339	$1,048,644

Property and equipment, net	312,645	318,793
Website development costs, net of accumulated amortization of $64,325 and $39,275	136,071	161,121

Total assets	$1,700,055	$1,528,558

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable – related parties	$288,764	$73,254
Accounts payable – trade	853,745	802,607
Accrued expenses	98,611	72,766
Note payable, net of deferred debt discount of $116,570 and $ 157,713 at March 31, 2010 and December 31, 2009, respectively	398,430	357,287
Note payable, related party	54,000	-
Total current liabilities	$1,693,550	$1,305,914

Convertible notes, net of deferred debt discount of $ 25,057 and $30,737 at March 31, 2010 and December 31, 2009, respectively	574,943	594,263

Total liabilities	$2,268,493	$1,900,177

Commitments and contingencies

Stockholders’ deficiency
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 107,501 shares issued and outstanding (aggregate liquidation preference $172,016)	108	108
Common stock – par value $.001 per share; authorized 750,000,000 shares; 197,965,731 and197,635,349 shares issued and outstanding	197,965	197,635
Additional paid-in capital	2,669,855	2,548,098
Accumulated deficit	(3,436,366)	(3,117,460)
Total stockholders’ deficiency	(568,438)	(371,619)
Total liabilities and stockholders’ deficiency	$1,700,055	$1,528,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Quarter Ended March 31, 2010	For the Quarter Ended March 31, 2009

Net sales	$1,235,514	$756,171

Cost of sales	607,415	573,689
Gross profit	628,099	182,482

Operating expenses:

Selling, general and administrative expenses	880,783	624,899

Loss from operations	(252,684)	(442,417)
Interest income/(expense)	(66,222)	-
Other income (expense)	-	375

Net loss	$(318,906)	$(442,042)

Per share data:
Net loss per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	197,815,224	154,876,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Cash flows from operating activities
Net loss	$(318,906)	$(442,042)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,122	10,612
Amortization of web development costs	25,050	-
Non-cash stock-based compensation	97,089	-
Amortization of deferred debt discount	46,823	-
Changes in operating assets and liabilities:
Accounts receivable	(241,265)	(14,779)
Inventories	(214,669)	(27,507)
Prepaid expenses and other current assets	62,057	-
Accounts payable – trade	51,138	169,641
Accounts payable – related parties	215,510	365,288
Accrued expenses	25,844	-
Net cash (used in) provided by operating activities	(229,207)	61,213

Cash flow from investing activities
Acquisition of property and equipment	(15,974)	(45,570)
Net cash (used in) investing activities	(15,974)	(45,570)

Cash flows from financing activities
Proceeds from sale of common stock	-	50,196
Advances from former director	54,000	-
Net cash provided by financing activities	54,000	50,196

Net (decrease) increase in cash	(191,181)	65,839

Cash – beginning of period	191,181	357,938

Cash – end of period	$-	$423,777

Non-cash investing and financing activities:
Conversion of debt to common stock	$25,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for certain financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows at March 31, 2010 and for the three months ended March 31, 2010 and 2009 not misleading have been made.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of results that would be expected for the full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the current report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

2. Going Concern and Management’s Liquidity Plans

As of March 31, 2010, the Company had $0 in cash and cash equivalents and a working capital deficiency of $442,211.  During the three months ended March 31, 2010, the Company generated revenue of $1,235,514 and a net loss of $318,906.  For the three months ended March 31, 2010, cash flows included net cash used in operating activities of $229,207, net cash used by investing activities of $15,974 and net cash provided by financing activities of $54,000.

Since inception, the Company has financed its operations primarily through product sales to customers, cash received in connection with the Securities Exchange Agreement and debt and private equity investments by existing stockholders, officers and directors.  During the three months ended March 31, 2010, the Company’s cash and cash equivalents were reduced by $191,181.

Based upon projected operating expenses, the Company believes that its working capital as of March 31, 2010 may not be sufficient to fund its plan of operations for the next twelve months.  The Company anticipates that it will need to raise additional capital in order to fund operations and execute its business plans.  Management has also indicated that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers.   Management has indicated that the Company is in discussions with certain parties regarding various financing opportunities including selling additional capital stock and/or entering into debt facilities.  However, the Company does not know at this time whether any such transactions between the Company and any third party, will be consummated and, if consummated, when it might occur, or if the terms would be acceptable to us.  In addition, the SEC’s penny stock rules may further impact the Company’s ability to obtain debt and or equity financing.  If the Company cannot raise sufficient funds on acceptable terms, it may have to curtail its level of expenditures and scope of operations.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HealthWarehouse.com, Inc. Hwareh.com, Inc., ION Holding NV, and ION Belgium NV its wholly-owned inactive subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include depreciation, stock-based compensation, valuation of warrants, and deferred tax assets, which have been offset by a valuation allowance because it is more likely than not that the deferred tax assets will not be realized in future periods.

Reclassifications

 Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed financial statements.  These reclassifications had no effect on the previously reported loss.

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities totalling 45,438,623 at March 31, 2010 are excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. These potentially dilutive securities consist of stock options to purchase up to 30,186,000 shares of common stock, warrants to purchase up to 6,250,000 shares of common stock, convertible promissory notes convertible into 7,927,613 shares of common stock and convertible preferred stock convertible into 1,075,010 shares of common stock. The Company had no potentially dilutive securities at March 31, 2009.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718. Stock-based compensation expense for all stock-based payment awards is recorded using the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model using volatility derived from an index of comparable entities.  Management will review this assumption as the Company’s trading history becomes a better indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Stock-based compensation was recorded in the condensed consolidated statements of operations in selling general and administrative line item and totaled $97,089 and $0 for the three months ended March 31, 2010 and 2009, respectively.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values ranges as follows:

For the Three Months Ended March 31, 2010
Risk-free interest rate	2.32%
Dividend yield	N/A
Expected volatility	57.6%
Expected life in years	6.00
Expected forfeiture rate (through term)	0%

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

4. Convertible Debt

During the year ended December 31, 2009, the Company received the proceeds of $1,200,000 relating to certain convertible promissory notes (“Convertible Debentures”).  During the three months ended March 31, 2010 and the three months ended March 31, 2009, the Company recognized $5,680 and $0, respectively, of amortization of the deferred debt discount.  During the three months ended March 31, 2010, Convertible Debentures in the amount of $25,000 were converted to 330,382 shares of common stock.

5. Short Term Debt

On December 15, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (the “Lender”).  Under the terms of the Loan Agreement, we borrowed $515,000 from the Lender on December 15, 2009 (the “First Loan”).  On May 3, 2010, the Company exercised its right to borrow an additional $500,000 (the “Second Loan”) from the Lender upon the Company’s request, after achieving positive cash flow for the month of March.  The proceeds of the Loans will be used for working capital purposes.  Each Loan is evidenced by a promissory note (the “Notes”), and will bear interest at the rate of 12% per annum, payable at maturity.  The Loans are collateralized by substantially all of the Company’s assets.  The maturity date of each Loan is one year from the date of the Loan.  The Loans may be prepaid in whole or in part at any time by us without penalty, upon 15 days notice.

In consideration of the each Loan, the Company granted the Lender a warrant to purchase 6,250,000 shares, for a total of 12,500,000 outstanding as of May 13, 2010, of our common stock at a purchase price of $0.08 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the warrants (the “Warrant Shares”).  In addition, the Lender has demand registration rights with respect to the Warrant Shares, so that upon written request of the Lender, we will be obligated to prepare and file with the U.S. Securities and Exchange Commission a registration statement sufficient to permit the resale of the Warrant Shares.  The Lenders’ registration rights terminate on the date on which all of the Warrant Shares may be sold under Rule 144 of the Securities Act of 1933 without any limitations.  The warrants contain customary anti-dilution and purchase price adjustment provisions. The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws. The fair value of the warrants was estimated using the Black Scholes method.  During the three months ended March 31, 2010 and the three months ended March 31, 2009, the Company recognized $41,142 and $0, respectively, of amortization of the deferred debt discount.

6. Stockholders’ Deficiency

Stock Option Plans

On February 10, 2010, the Company granted to consultants options to purchase an aggregate of 1,650,000 shares of common stock with an exercise price of $0.14 per share for a total fair value of approximately $130,000 under a previously approved option plan.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	30,286,000	$0.09
Granted	1,650,000	0.14	-
Expired	-	-	-
Canceled	(1,750,000)	0.10	-
Exercised	-	$-	-
Options outstanding at March 31, 2010	30,186,000	$0.09	7.26	$1,069,740

Options exercisable at March 31, 2010	4,718,000	$0.05	4.02	$168,720

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – 0.10	8,436,000	6.62	$0.04	4,218,000	$0.04
$0.10 – 0.25	21,750,000	7.51	$0.11	500,000	$0.11
$0.00 – $0.25	30,186,000	7.48	$0.09	4,718,000	$0.05

6. Commitments

Operating Leases

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, a related party (see Note 8). The sublease has a current monthly rental rate of $9,417(as amended) through March 31, 2011, the expiration date. During the three months ended March 31, 2010 and 2009, the Company recorded rent expense of $28,251 and $16,700, respectively.

7. Contingent Liabilities

On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP (“Duval”), commenced litigation against the Company in federal court in New York, New York asserting that the Company owes Duval $213,887 in unpaid legal fees.  Duval is also seeking to recover interest and its fees in connection with the litigation.  The Company has denied that it owes Duval the amount sought and has filed an answer to the complaint and asserted counterclaims against Duval for malpractice, breach of contract, and breach of the covenant of good faith and fair dealing.  The litigation is in its early stages, and the Company is vigorously asserting its claims and defenses.  The Company has accounted for this action in accordance with ASC 450.  Legal fees relating to this action are being expensed as incurred.

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

8. Related Party Transactions

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, an entity controlled by Jason Smith.  Mr. Smith is also the Manager of Rock Castle Holdings, LLC, a 10% or greater stockholder in the Company. Mr. Smith is the son of the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers from whom the Company purchased $219,716 and $485,997 of supplies during the three months ended March 31, 2010 and 2009, respectively, representing approximately 33.7% and 80.7% of total purchases.  For the three months ended Marcher 31, 2010 and 2009,  The Company had sales to Masters Pharmaceuticals of $49,284 and $0, respectively.  As of March 31, 2010, the Company had amounts due to Masters Pharmaceuticals in the amount of $288,764.

Ron Ferguson, a former Hwareh.com director, has guaranteed the Company’s obligation to supplier Prescription Supply Inc. Mr. Ferguson is the spouse of Diane Ferguson, a stockholder of the Company. The guarantee, and Mr. Ferguson’s maximum exposure under the guarantee, does not have a fixed dollar limit. As of March 31, 2010, there was $1,957 due to Prescription Supply Inc.

During the three months ended March 31, 2010, a former director advanced $54,000 in short term financing to the Company.  The amount was outstanding at March 31,2010.

 9.  New Accounting Pronouncements

In June 2009, the FASB issued ASC810 (prior authoritative literature, SFAS 167 “Amendments to FASB Interpretation No. 46(R)”) ASC810 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC810 is effective January 1, 2010.   The adoption of this pronouncement did not have an impact on the Company’s condensed consolidated financial position and results of operations.

 The FASB has issued Accounting Standard Update (ASU) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This determination is based on, among other things, the other entity’s purpose and design and the Company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 was effective for the Company as of January 1, 2010. The adoption of this pronouncement did not have an impact on the Company’s condensed consolidated financial position and results of operations.

10. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date  the financial statements are issued.  Based upon the evaluation, the Company did not identify any non-recognized subsequent events that would require adjustment or disclosure in the condensed consolidated financial statements.

On April 6, 2010, the Company granted to a consultant for services, options to purchase an aggregate of 300,000 shares of common stock with an exercise price of $0.125 per share for a total fair value of approximately $ 18,602 under a previously approved option plan.

On April 22, 2010, the Company granted to a consultant for services, options to purchase 250,000 shares of common stock with an exercise price of $0.12 per share for a total fair value of approximately $14,882 under a previously approved option plan.

On May 3, 2010, the Company granted to employees and consultants options to purchase an aggregate of 1,600,000 shares of common stock with an exercise price of $0.18 per share for a total fair value of approximately $143,000 under a previously approved option plan.

Subsequent to March 31, 2010, convertible debentures in the amount of $50,000 have been converted into 660,764 shares of common stock.

Subsequent to March 31, 2010, the Company sold convertible debentures with a term of two years bearing a 10%  per annum interest rate payable annually in the amount of $25,000.  The debentures are convertible into 250,000 shares of the Company’s common stock.

On May 3, 2010, as disclosed in Note 5, the Company borrowed an additional $500,000 under the Loan Agreement and in consideration of this loan, the Company granted the Lender an additional warrant to purchase 6,250,000 shares of the Company’s common stock at a purchase price of $0.08 per share.  The warrant may be exercised in whole or in part from time to time for a term of five years from its grant date.

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

Results of Operations

The three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	The three months ended March 31, 2010	% of Revenue	The three months ended March 31, 2009	% of Revenue

Revenue	$1,235,514	100.0%	$756,171	100.0%
Cost of sales	607,415	49.2%	573,689	75.9%
Gross profit	628,099	50.8%	182,482	24.1%
Selling, general & administrative expenses	880,783	71.2%	624,899	82.6%
Loss from operations	(252,684)	(20.4)%	(442,417)	(58.5)%
Interest income(expense)	(66,222)	(5.4)%	-
Other income (expense)	-	-	375	.1%
Net loss before taxes	(318,906)	(25.8)%	(442,042)	(58.4)%
Income tax expense	-	-%	-	-%
Net loss	$(318,906)	(25.8)%	$(442,042)	(58.4)%

Revenue
	The three months ended March 31, 2010	% Change	The three months ended March 31, 2009
Total revenue	$1,235,514	63.4%	$756,171
Total average net sales per order	$81.83	(59.7)%	$51.23

Revenues for the three months ended March 31, 2010 grew to $1,235,514 from $756,171 for the three months ended March 31, 2009. Revenues increased for the three months ended March 31, 2010 compared to the same quarter in the prior year as a result of an increase in order volume and a significant increase in the average net sales per order.  This increase is due primarily to an increase in prescription products and the revenue generated from the sale of certain prescription products to manufacturers.  The Company expanded into more and larger markets and increased its business to business during the three months ended March 31, 2010 compared to the same period last year.

Costs and Expenses

Cost of Sales and Gross Margin

	The three months ended March 31, 2010	% Change	The three months ended March 31, 2009
Total cost of sales	$607,415	5.9%	$573,689
Total gross profit dollars	$628,099	244.2%	$182,482
Total gross margin percentage	50.8%	26.7%	24.1%

Total cost of sales increased to $607,415 for the three months ended March 31, 2010 as compared to$573,689 for the three months ended March 31, 2009 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 24.1% for the three months ended March 31, 2009 to 50.8% for the three months ended March 31, 2010.  The improvement in gross profit margins was due primarily to the product mixing from primarily OTC products sales in the three months ended March 31, 2010 to an increase in the revenues for prescription drugs and the revenue generated from the sale of certain prescription products to manufacturers.

Selling, General and Administrative Expenses

	The three months ended March 31, 2010	% Change	The three months ended December 31, 2009
Selling, general and administrative expenses	$880,783	40.8%	$624,899
Percentage of revenue	71.2%	(11.4)%	82.6%

Selling, general and administrative expenses increased by $255,485 in the three months ended March 31, 2010 compared to the same period in 2009, an increase of 40.8%.  Expense increases were due primarily to an increase of revenue of $503,925, including increased expenses for payroll, advertising, legal, shipping and fulfillment expenses. In addition the Company recognized $97,089 for non-cash based stock compensation expense for the three months ended March 31, 2010 compared to zero in the three months ended March 31, 2009. The recognition of non-cash stock compensation expense accounted for 15.4% of the total increase of 40.8% increase in selling, general and administrative expenses.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the quarters ended March 31, 2010 and 2009. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of March 31, 2010, the Company had zero in cash and cash equivalents and a working capital deficit of $442,211.  During the three months ended March 31, 2010, the Company generated revenue of $1,235,514 and a net loss of approximately $318,906.  For the three months ended March 31, 2010, cash flows included net cash used in operating activities of $229,207 net cash used in investing activities of $15,974 and net cash provided by financing activities of $54,000.

Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.  During the three months ended March 31, 2010, the Company’s cash and cash equivalents were reduced by approximately $191,181.  Our sources and uses of funds during the periods were as follows:

For the three months ended March 31, 2010, cash flows included net cash used in operating activities of $229,207.  This amount included a decrease in operating cash related to a net loss of $318,906 and additions for the following items: (i) depreciation and amortization, $47,172; (ii) stock-based compensation expense, $97,089 (iii) accounts payable-related parties, $215,510 (iv) accounts payable of $51,138. The decrease in cash used in operating activities in the first three months of 2010 was due to the following increases: (i) (ii)accounts  receivable, $(241,265); and (iii) inventories, $(214,669).  For the three months ended March 31, 2009, net cash used in operating activities was $61,213. This amount included decreases in operating cash related to a net loss of $442,042 and increase in accounts receivable of $(14,779) and in inventories of $(27,507) offset by an increase in accounts payable-trade of $534,929.

For the three months ended March 31, 2010, net cash used in investing activities was $15,974. For the three months ended March 31, 2009, net cash used by investing activities was $45,570.

For the three ended March 31, 2010, net cash provided by financing activities was $54,000 from an advance from a former director. For the three months ended March 31, 2009, net cash provided by financing activities was $50,196, consisting of a sale of common stock.

Going Concern

Based upon projected operating expenses, the Company believes that its working capital as of March 31, 2010 may not be sufficient to fund its plan of operations for the next twelve months.  The Company anticipates that it will need to raise additional capital in order to meet operations and execute its business plans.  Management has indicated that the Company is in discussions with certain parties regarding various financing opportunities including selling additional capital stock and/or entering into debt facilities.  However, the Company does not know at this time whether any such transactions between the Company and any third party, will be consummated and, if consummated, when it might occur, or if the terms would be acceptable to us.  In addition, the SEC’s penny-stock rules may further impact the Company’s ability to obtain debt and/or equity financing.  If the Company cannot raise sufficient funds on acceptable terms, it may have to curtail its level of expenditures and scope of operations.

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

Management is taking certain steps to improve operations and cash flows, including the re-launch of the corporate website, improved inventory management and an increase in the number of suppliers.  The enhanced website’s functionality is providing a greatly improved total customer experience, our conversion rate has improved, which we believe will translate into significant growth of both our OTC product and prescription sales. In addition, the launching of our first direct partnership with a health care provider in January of 2010 has begun to provide increasing revenues.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

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

We account for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718 (prior authoritative literature: SFAS No. 123R, “Share-Based Payment”), for all stock-based payment awards is based on the estimated grant-date fair value. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model using volatility derived from an index of comparable entities.  Our management will review this assumption as our trading history becomes a better indicator of value. We account for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Recently-issued Accounting Pronouncements

The information contained in Footnote 9 to the Company’s condensed consolidated financial statements included in Item 1 to this report is incorporated herewith by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of March 31, 2010:

•
Financial Reporting Systems :  We did not maintain a fully integrated financial consolidation and reporting system throughout the year and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

•
Accounting for Complex Transactions:   We lack adequately trained accounting personnel with appropriate United States generally accepted accounting principles (US GAAP) expertise for complex transactions.

•
Segregation of Duties :  We do not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements.  Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.  In addition, there were inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

•	Policies and Procedures : We have not commenced design, implementation and documentation of the policies and procedures used for external financial reporting, accounting and income tax purposes.
•	Assessment of Internal Control : We did not perform a complete assessment of internal control over financial reporting as outlined Section 13(a) or 15(d) of the Act.

Changes in Internal Control Over Financial Reporting

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

During the three months ended March 31, 2010, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP (“Duval”), commenced litigation against the Company in federal court in New York, New York asserting that the Company owes Duval $213,887 in unpaid legal fees.  Duval is also seeking to recover interest and its fees in connection with the litigation.  The Company has denied that it owes Duval the amount sought and has filed an answer to the complaint and asserted counterclaims against Duval & Stachenfeld LLP for malpractice, breach of contract, and breach of the covenant of good faith and fair dealing.  The litigation is in its early stages, and the Company is vigorously asserting its claims and defenses

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended March 31, 2010

On February 10, 2010, the holder of a convertible promissory note in the principal amount of $25,000 converted the note, at a conversion price of $0.0757 per share, and received 330,382 shares of the Company’s common stock. The issuance of the common stock upon conversion of the note was made without registration in reliance on the exemptions from registration afforded by Section 4(2) and Rule 506 under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Removed and Reserved

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

Dated:  May 17, 2010

HEALTHWAREHOUSE.COM, INC.

By:	/s/ Lalit Dhadphale
Lalit Dhadphale
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Patrick E. Delaney
Patrick E. Delaney
Chief Financial Officer and Treasurer
(principal financial and accounting officer)