Form 10-Q
period 2010-06-30
HealthWarehouse.com, Inc.
filed 2010-08-16
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐                                                                                     Accelerated Filer  ☐

Non-accelerated Filer ☐                                                                           Smaller Reporting Company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

 As of August 9, 2010, there were 10,162,682 shares of common stock outstanding.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

 ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in our annual report on Form 10-K as filed on April 15, 2010 with the Securities and Exchange Commission.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	June 30, 2010 (unaudited)	December 31, 2009

Current assets
Cash	$-	$191,181
Accounts receivable	747,703	277,716
Inventories – finished goods	566,732	388,748
Employee advances	51,429	-
Prepaid expenses and other current assets	153,268	190,999
Total current assets	1,519,132	1,048,644

Property and equipment, net	309,184	318,793
Website development costs, net of accumulated amortization of $89,375 and $39,275	111,021	161,121

Total assets	$1,939,337	$1,528,558

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable – related parties	$313,611	$73,254
Accounts payable – trade	704,471	802,607
Accrued expenses and other current liabilities	119,153	72,766
Convertible notes, net of deferred debt discount of $ 19,313 and $0 at June 30, 2010 and December 31, 2009, respectively	205,686	-
Notes payable, net of deferred debt discount of $328,792 and $157,713 at June 30, 2010 and December 31, 2009, respectively	686,208	357,287
Notes payable, related party	279,000	-
Total current liabilities	2,308,129	1,305,914

Convertible notes, net of deferred debt discount of $ 0 and $30,737 at June 30, 2010 and December 31, 2009, respectively	50,000	594,263

Total liabilities	2,358,129	1,900,177

Commitments and contingencies

Stockholders’ deficiency
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 107,501 shares issued and outstanding (aggregate liquidation preference $172,016)	108	108
Common stock – par value $.001 per share; authorized 50,000,000 shares; 10,146,081 and 9,881,768 shares issued and outstanding	10,146	9,882
Additional paid-in capital	3,656,651	2,735,851
Accumulated deficit	(4,085,697)	(3,117,460)
Total stockholders’ deficiency	(418,792)	(371,619)
Total liabilities and stockholders’ deficiency	$1,939,337	$1,528,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2010		For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Net sales	$1,766,662		$858,443	$3,002,176	$1,665,585

Cost of sales	1,282,831		615,131	1,890,246	1,188,820
Gross profit	483,831		243,312	1,111,930	476,765

Operating expenses:

Selling, general and administrative expenses	1,054,667		625,806	1,935,450	1,250,704

Loss from operations	(570,836)		(382,494)	(823,520)	(773,939)
Gain on litigation settlement	48,887		-	48,887	-
Interest income/(expense)	(127,380)		(13,777)	(193,601)	(13,402)

Net loss	$(649,329)		$(396,271)	$(968,234)	$(787,341)
Per share data
Net loss per common share basic and diluted	$(0.07)	))))	$(0.05)	$(0.10)	$(0.10)

Weighted average number of common shares outstanding
Basic and diluted	9,984,334		8,612,868	9,937,806	8,184,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Cash flows from operating activities
Net loss	$(968,234)	$(787,341)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,957	21,224
Amortization of web development costs	50,100	-
Non-cash stock-based compensation	216,846	125,641
Amortization of deferred debt discount	144,381	15,420
Bad debt	18,358	-
Gain on extinguishment of debt	(48,887)	-
Changes in operating assets and liabilities:
Accounts receivable	(488,345)	(129,555)
Inventories	(177,984)	(355,390)
Prepaid expenses and other current assets	37,731	(183,861)
Accounts payable – trade	(49,299)	(26,078)
Accounts payable – related parties	240,357	217,999
Accrued expenses and other current liabilities	46,615	37,227
Net cash (used in) operating activities	(933,404)	(1,064,714)

Cash flow from investing activities
Cash received in share exchange	-	1,220,520
Employee advance	(51,429)	-
Acquisition of property and equipment	(35,348)	(100,093)
Expenses paid in conjunction with share exchange	-	(225,000)
Website development costs	-	(38,367)
Net cash (used in) provided by investing activities	(86,977)	857,060

Cash flows from financing activities
Proceeds from notes payable	500,000	-
Proceeds from sale of common stock	-	50,196
Proceeds from option/warrant exercises	-	15,058
Proceeds from sale of convertible notes	50,000	1,200,000
Advances from former director	422,000	-
Repayment of advances from former director	(143,000)	-
Net cash provided by financing activities	829,000	1,265,254

Net (decrease) increase in cash	(191,181)	1,057,600

Cash – beginning of period	191,181	357,938

Cash – end of period	$-	$1,415,538

Non-cash investing and financing activities:
Net assets received in share exchange
Accounts payable	$-	$(147,276)
Accrued expenses	-	$(168,531)
Net assets	$-	$904,713
Conversion of debt to common stock	$400,000	$-
Warrants issued in financing transaction	$304,037	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  Organization, Basis of Presentation and Reverse Re capitalization

On May 14, 2009, Hwareh.com, Inc. completed a share exchange transaction with Clacendix, Inc. (“Clacendix”), pursuant to the terms of a Securities Exchange Agreement, dated as of May 14, 2009.  Under the Securities Exchange Agreement, Clacendix acquired all the outstanding capital stock of Hwareh.com, Inc. As a result of the exchange, the former stockholders of Hwareh.com, Inc. owned 7,759,728 shares or approximately 82.4% of the outstanding shares of common stock of Clacendix. Each share of Hwareh.com which was previously outstanding was exchanged for 7.05 shares of Clacendix. This transaction was accounted for as a reverse recapitalization, whereby Hwareh.com, Inc. is deemed to be the accounting acquirer for accounting purposes. The net assets received in the share exchange transaction were recorded at historical costs. Following the closing of the share exchange transaction with Hwareh.com, Clacendix succeeded to the business of Hwareh.com as its sole line of business.  Effective August 5, 2009, Clacendix changed its corporate name to HealthWarehouse.com, Inc. The financial statements set forth in this report for all periods prior to the reverse re-capitalization are the historical financial statements of Healthwarehouse.com Inc. and subsidiaries (“The Company”), and have been retroactively restated to give effect to the share exchange transaction.  The operations of Clacendix from the date of the share exchange transaction through December 31, 2009 have been included in operations.

On May 5, 2010, the Company announced that its Board of Directors had approved a 1-for-20 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective, on July 16, 2010, which reduced the number of shares of the Company’s common stock issued and outstanding from 203,253,640 to 10,162,682 and reduced the number of authorized shares of common stock from 750 million to 50 million.  All share amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Impacted amounts include shares of common stock authorized and outstanding, common share issuances, shares of common stock underlying stock options and warrants, common shares reserved and loss per share.

The Company is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC products.

The Company is presently licensed as a mail-order pharmacy for sales to 49 states and the District of Columbia, and intends to apply for and obtain licenses to sell prescriptions in all 50 states by the end of September 2010. The Company has begun accepting health insurance as part of its prescription program, contracting with insurance providers based on customer demand and business opportunity.

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for certain financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows at June 30, 2010 and for the six months ended June 30, 2010 and 2009 not misleading have been made.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of results that would be expected for the full year or any other interim period.

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

2. Going Concern and Management’s Liquidity Plans

As of June 30, 2010, the Company had limited cash and a working capital deficiency of $788,997.  During the three and six months ended June 30, 2010, the Company generated revenue of $1,766,662 and $3,002,176 and a net loss of $649,329 and $968,234, respectively.  For the six months ended June 30, 2010, cash flows included net cash used in operating activities of $933,404, net cash used by investing activities of $86,977 and net cash provided by financing activities of $829,000.

Since inception, the Company has financed its operations primarily through product sales to customers, debt and private equity investments by existing stockholders, officers and directors and cash received upon closing of the reverse recapitalization.  During the six months ended June 30, 2010, the Company’s cash was reduced by approximately $191,000.

Based upon projected operating expenses, the Company believes that its resources as of June 30, 2010 may not be sufficient to fund its plan of operations for the next twelve months.  The Company anticipates that it will need to raise additional capital in order to meet operations and execute its business plans.  Management has also indicated that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers.   Management has indicated that the Company is in discussions with certain parties regarding various financing opportunities including selling additional capital stock and/or entering into debt facilities.  However, the Company does not know at this time whether any such transactions between the Company and any third party, will be consummated and, if consummated, when it might occur, or if the terms would be acceptable to it.  In addition, the SEC’s penny stock rules may further impact the Company’s ability to obtain debt and or equity financing.  If the Company cannot raise sufficient funds on acceptable terms, it may have to curtail its level of expenditures and scope of operations.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., ION Holding NV, and ION Belgium NV.  ION Holding NV and ION Belgium NV are wholly-owned inactive subsidiaries of the Company. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include depreciation, stock-based compensation, valuation of warrants, debt discounts and deferred tax assets, which have been offset by a valuation allowance because it is more likely than not that the deferred tax assets will not be realized in future periods.

Reclassifications

 Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed financial statements.  These reclassifications had no effect on the previously reported loss.

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 2,486,690 at June 30, 2010 are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. These potentially dilutive securities consist of stock options to purchase up to 1,659,300 shares of common stock, warrants to purchase up to 625,000 shares of common stock, convertible promissory notes convertible into 148,639 shares of common stock and convertible preferred stock convertible into 53,751 shares of common stock. The Company had no potentially dilutive securities at March 31, 2009.

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

Stock-based compensation was recorded in the condensed consolidated statements of operations in selling general and administrative line item and totaled $119,757 and $125,641 for the three months ended June 30, 2010 and 2009, respectively and $216,846 and $125,641 for the six months ended June 30, 2010 and June 30, 2009, respectively.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair value ranges as follows:

For the Three and Six Months Ended June 30, 2010
Risk-free interest rate	2.39% to 2.71%
Dividend yield	N/A
Expected volatility	57.6%
Expected life in years	6.00
Expected forfeiture rate (through term)	0%

4. Convertible Debt

During the year ended December 31, 2009, the Company received the proceeds of $1,200,000 relating to certain convertible promissory notes (“Convertible Debentures”).  During the three and six months ended June 30, 2010 the Company amortized $5,680 and $11,360, respectively, of amortization of debt discount. For the three and six months ended June 30, 2009, the Company did not recognize amortization of the deferred debt discount. During the six months ended June 30, 2010, Convertible Debentures in the amount of $400,000 were converted to 264,264 shares of common stock.

During the six months ended June 30, 2010, the Company sold two convertible debentures for $25,000 each for an aggregate amount of $50,000. Each convertible debenture carries a term of two years, bears a 10% per annum interest rate payable annually and is convertible into 12,500 shares of the Company‘s common stock. The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the convertible debenture.

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

In consideration of the each of the two loans, the Company granted the Lender a warrant to purchase 312,500 shares.  As of August 6, 2010, the Lender was granted warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price of $1.60 per share.   Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the warrants (the “Warrant Shares”).  In addition, the Lender has demand registration rights with respect to the Warrant Shares, so that upon written request of the Lender, we will be obligated to prepare and file with the U.S. Securities and Exchange Commission a registration statement sufficient to permit the resale of the Warrant Shares.  The Lenders’ registration rights terminate on the date on which all of the Warrant Shares may be sold under Rule 144 of the Securities Act of 1933 without any limitations.  The warrants contain customary anti-dilution and purchase price adjustment provisions. The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws. The relative fair value of the warrants was estimated at $304,037 using the Black Scholes method. During the six months ended June 30, 2010 and 2009 the Company recognized   $132,958 and $0, respectively, of amortization of the deferred debt discount on short term debt. For the three months ended June 30, 2010 and 2009, the Company recognized $91,815 and $0, respectively, of amortization of the deferred debt discount on short term debt.

6. Stockholders’ Deficiency

Stock Option Plans

 Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	1,514,300	$1.80
Granted	232,500	2.80	-	-
Expired	-	-	-	-
Canceled	(87,500)	2.00	-	-
Exercised	-	-	-
Options outstanding at June 30, 2010	1,659,300	$2.00	7.27	$1,458,100

Options exercisable at June 30, 2010	577,033	$1.51	5.98	$45,000

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 – 2.00	421,800	6.37	$0.80	281,200	$0.80
$2.00 –5.00	1,237,500	7.57	$2.40	275,833	$2.38
$0.00 – $5.00	1,659,300	7.23	$2.00	577,033	$1.51

On April 6, 2010, the Company granted to a consultant for services, options to purchase an aggregate of 15,000 shares of common stock with an exercise price of $2.50 per share for a total fair value of approximately $18,602 under a previously approved option plan.

On April 22, 2010, the Company granted to a consultant for services, options to purchase 12,500 shares of common stock with an exercise price of $2.40 per share for a total fair value of approximately $14,882 under a previously approved option plan.

On May 3, 2010, the Company granted to employees and consultants options to purchase an aggregate of 122,500 shares of common stock with an exercise price of $3.60 per share for a total fair value of approximately $243,000 under a previously approved option plan.

Warrants

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at December 31, 2009	312,500	$1.60	4.96
Granted	312,500	1.60
Expired	-	-	-	-
Exercised	-	-	-	-
Warrants outstanding at June 30, 2010	625,000	$1.60	4.64	$750,000

On May 3, 2010, as disclosed in Note 5, the Company borrowed an additional $500,000 under the Loan Agreement and in consideration of this loan the Company granted the Lender an additional warrant to purchase 312,500 shares of the Company’s common stock at a purchase price of $1.60 per share.  The warrant may be exercised in whole or in part from time to time for a term of five years from its grant date.

7. Commitments

Operating Leases

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, a related party (see Note 9). The sublease has a current monthly rental rate approximately of $9,417(as amended) through March 31, 2011, the expiration date. During the six months ended June 30, 2010 and 2009, the Company recorded rent expense of $21,000 and $42,000, respectively, and for the three months ended June 30, 2010 and 2009, approximately $9,000 and $17,000, respectively.

8. Contingent Liabilities

On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP(“Duval”), commenced litigation against the Company in federal court in New York, New York asserting that the Company owes Duval $213,887 in unpaid legal fees.  Duval was also seeking to recover interest and its fees in connection with the litigation.  On May 25, 2010 the Company and Duval settled all litigation by the payment by the Company to Duval in the amount of $165,000.  The Company, for the period ending December 31, 2009 had previously established a reserve in the amount of $213,887. Pursuant to the settlement agreement, the Company reflected a benefit equal to $48,887 during the three and six months ended June 30, 2010. All legal fees related to this action were expensed as incurred.

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

9. Related Party Transactions

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, an entity controlled by Jason Smith.  Mr. Smith is also the Manager of Rock Castle Holdings, LLC, a 10% or greater stockholder in the Company. Mr. Smith is the son of the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers from whom the Company purchased $441,973 and $997,043 of supplies during the six months ended June 30, 2010 and 2009, respectively, representing approximately 23% and 83.8% of total purchases.  For the six months ended June 30, 2010 and 2009, The Company had sales to Masters Pharmaceuticals of $425,555 and $75,777, respectively.  As of June 30, 2010 and December 31, 2009, the Company had amounts due to Masters Pharmaceuticals in the amount of $312,796 and $73,254, respectively.

Ron Ferguson, a former Hwareh.com director, has guaranteed the Company’s obligation to supplier Prescription Supply Inc. Mr. Ferguson is the spouse of Diane Ferguson, a stockholder of the Company. The guarantee, and Mr. Ferguson’s maximum exposure under the guarantee, does not have a fixed dollar limit. As of June 30, 2010, there was $815 due to Prescription Supply Inc.

During the six months ended June 30, 2010, a former director advanced $422,000 in short term financing to the Company.  A payment of $143,000 was made during the six months ended June 30, 2010. The amount of $279,000 was outstanding at June 30, 2010.

10.  Sales Concentrations

During the six months ended June 30, 2010 Masters Pharmaceuticals was approximately12.2 % and for the three month ended June 30, 2010 South Pointe was 10.1 % of respective revenue for the periods. The loss of any of these customers or a significant decline in sales volumes from any of these customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

 11.  New Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance under ASC Topic 820 on Fair Value Measurements and Disclosures, which requires new disclosures and clarifies some existing disclosure requirements about fair value measurement. Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the guidance effective for interim and annual reporting periods beginning after December 15, 2009 did not have a material impact upon the Company’s consolidated financial position or results of operations. The adoption of the guidance effective for fiscal years beginning after December 15, 2010 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605, on revenue recognition which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method and also requires expanded disclosures. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company has not completed its assessment of this new guidance on its consolidated financial position or results of operations.

In October 2009, the FASB issued new accounting guidance, under ASC Topic 985 on software, which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed its assessment of this new guidance on its consolidated financial position or results of operations.

In June 2009, the FASB issued ASC810 (prior authoritative literature, SFAS 167 “Amendments to FASB Interpretation No. 46(R)”) ASC810 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC810 is effective as of January 1, 2010.   The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

 The FASB has issued Accounting Standard Update (ASU) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This determination is based on, among other things, the other entity’s purpose and design and the Company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17was effective at the start of the Company’s first fiscal year beginning after November 15, 2009. The adoption of this standard has had no material impact on the Company’s consolidated financial position and results of operations.

12. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements are issued.  Based upon the evaluation, the Company did not identify any non-recognized subsequent events that would require adjustment to or disclosure in the consolidated financial statements.

Subsequent to June 30, 2010, the Company sold two convertible debentures for $25,000 each for an aggregate amount of $50,000. Each convertible debenture carries a term of two years bearing a 10% per annum interest rate payable annually and is convertible into 12,500 shares of the Company‘s common stock.

Subsequent to June 30, 2010, convertible debentures in the amount of $25,000 have been converted into 16,520 shares of common stock.

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

On May 5, 2010, the Company announced that its Board of Directors had approved a 1-for-20 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective, on July 16, 2010, which reduced the number of shares of the Company’s common stock issued and outstanding from 203,253,640 to 10,162,682 and reduced the number of authorized shares of common stock from 750 million to 50 million.  All share amounts included in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Impacted amounts include shares of common stock authorized and outstanding, common share issuances, shares of common stock underlying stock options and warrants, common shares reserved and loss per share.

We are a licensed U.S. licensed virtual retail pharmacy and healthcare e-commerce company that sells brand name and generic prescription drugs and over-the-counter (OTC) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC products. Our web address is http://www.healthwarehouse.com. At present, we sell:

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

Our objective is to make the pharmaceutical supply chain more efficient by eliminating costs and passing on the savings to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of prescription medications and over the counter products. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to 49 states and the District of Columbia, and we have applied for the remaining state and hope to obtain such license in the near future.

We have begun accepting health insurance as part of our prescription program, initially contracting with a limited number of insurance providers based on customer demand and business opportunity. Our customers tend to be underinsured or uninsured consumers who rely on our service for their daily medications.  In addition, due to the savings we pass on to the consumer, our prices are often below insurance co-pay amounts making insurance unnecessary when purchasing from us. We intend to continue expanding the number of health insurance providers that we accept as customer demand warrants.

To date, we have incurred operational losses for all historic periods.  We have financed our activities to date through revenues from our online sales, the proceeds from sales of our equity securities in private placement financings and the proceeds from the issuance of our promissory notes in private financings.

Results of Operations

The three months ended June 30, 2010 compared to the three months ended June 30, 2009.

	The three months ended June 30, 2010	% of Revenue	The three months ended June 30, 2009	% of Revenue

Net sales	$1,766,662	100.0%	$858,443	100.0%
Cost of sales	1,282,831	72.6%	615,131	71.7%
Gross profit	483,832	27.4%	243,312	28.3%
Selling, general & administrative expenses	1,054,667	59.7%	625,806	72.9%
Loss from operations	(570,835)	(32.3)%	(382,494)	(44.6)%
Gain on litigation settlement	48,887	2.8%	-	-
Interest income(expense)	(127,380)	(7.2)%	(13,777)	(1.6)%
Net loss	$(649,329)	(36.8)%	$(396,271)	(46.2))%

Net Sales

	The three months ended June 30, 2010	% Change	The three months ended June 30, 2009
Total net sales	$1,766,662	105.8%	$858,443
Total average net sales per order	$58.92	43.7%	$41.00

Revenues for the three months ended June 30, 2010 grew to $1,766,662 from $858,443 for the three months ended June 30, 2009. Revenues increased for the three ended June 30, 2010 compared to the prior year as a result of an increase in order volume to consumers and expansion of sales to other business manufacturers. Consumer prescription revenues increased while the sale of over-the-counter declined slightly during the quarter ending June 30, 2010 compared to the quarter ended June 30, 2009, while revenue generated from and resale of certain prescription products to business manufacturers increased significantly accounting for approximately 49% of all revenue for the quarter ended June 30, 2010 compared to less than 10% for the same period last year.

Another indicator of business activity was that our website attracted 267,099 visits with 876,772 pageviews during the three months ended June 30, 2010 compared to 318,258 visits and 1,162,215 pageviews during the three months ended June 30, 2009 this decline was due primarily to reduced advertising expenditures for over-the-counter products.

Costs and Expenses

Cost of Sales and Gross Margin

	The three months ended June 30, 2010	% Change	The three months ended June 30,2009
Total cost of sales	$1,282,831	108.5%	$615,131
Total gross profit dollars	$483,832	98.9%	$243,312
Total gross margin percentage	27.4%		28.3%

Total cost of sales increased to $1,282,831 for the three months ended June 30, 2010 as compared to $615,131 for the three months ended June 30, 2009 as a result of growth in consumer prescription order volume and revenue, and the significant growth in business to business revenue.  Gross margin percentage decreased slightly year-over-year from 28.3% for the three months ended June 30, 2010 to 27.4% for the three months ended June 30, 2010.

Selling, General and Administrative Expenses

	The three months ended June 30, 2010	% Change	The three months ended June 30, 2009
Selling, general and administrative expenses	$1,054,667	68.5%	$625,806
Percentage of revenue	59.7%		72.9%

Selling, general and administrative expenses increased by $428,861in the three months ended June 30, 2010 compared to the same period in 2009, an increase of 68.5%.  The expense increases were due primarily to expenses related to the maturing of business activities including increases of approximately $159,561 for payroll, advertising, legal, shipping and fulfillment expenses related to revenue growth compared to the three months ended June 30, 2009. In addition the recognition of $119,757 for non-cash based stock compensation expense compared to $125,641 in the three months ended June 30, 2009 and software engineering for approximately $64,549 for the three months ended June 20, 2010 and zero for the three months ended June 30, 2009 due to capitalization.

The six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	The six months ended June 30, 2010	% of Revenue	The six months ended June 30, 2009	% of Revenue

Net sales	$3,002,176	100.0%	$1,665,585	100.0%
Cost of sales	1,890,246	63.0%	1,188,820	71.4%
Gross profit	1,111,930	37.0%	476,765	28.6%
Selling, general & administrative expenses	1,935,450	64.5%	1,250,704	75.1%
Loss from operations	(823,520)	(27.4)%	(773,939)	(46.5)% )%
Gain on litigation settlement	48,887	1.6%	-	-
Interest income(expense)	(193,601)	(6.4)%	(13,402)	(0.8)%
Net loss	$(968,234)	(32.3)%	$(787,341)	(47.3)%

Net Sales

	The six months ended June 30, 2010	% Change	The six months ended June 30, 2009
Total net sales	$3,002,176	80.2%	$1,665,585
Total average net sales per order	$53.15	11.2%	$47.80

Revenues for the six months ended June 30, 2010 grew to $3,002,176 from $1,665,585 for the six months ended June 30, 2009. Revenues increased for the six months ended June 30, 2010 compared to the prior year as a result of an increase in order volume to consumers and expansion of sales to other business manufacturers. Consumer prescription revenues increased while the sale of over-the-counter declined slightly during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, while revenue generated from sales of certain prescription products to business manufacturers increased significantly, accounting for approximately 39% of all revenue for the quarter ended June 30, 2010, compared to less than 10% for the same period last year.

 Another indicator of business activity was that our website attracted 519,773 visits and 1,786,556 pageviews during the six months ended June 30, 2010 compared to 546,840 visits and 2,047,426 pageviews during the six months ended June 30, 2009 this decline was due primarily to reduced advertising expenditures for over-the-counter products.

Costs and Expenses

Cost of Sales and Gross Margin

	The six months ended June 30, 2010	% Change	The six months ended June 30,2009
Total cost of sales	$1,890,246	59.0%	$1,188,820
Total gross profit dollars	$1,111,930	133.2%	$476,765
Total gross margin percentage	37.0%		28.6%

Total cost of sales increased to $1,890,246 for the six months ended June 30, 2010 as compared to$1,188,820 for the six months ended June 30, 2009 as a result of growth in consumer prescription, order volume and revenue and the significant growth in business to business revenue. Gross margin percentage increased year-over-year from 28.6% for the six months ended June 30, 2009 to 37.0% for the six months ended June 30, 2010, the improvement in gross profit margins was due primarily to the product mix from primarily OTC products sales in the six months ended March 31, 2010 to an increase in the revenues for prescription drugs and the revenue generated from the sale of certain prescription products to manufacturers.

Selling, General and Administrative Expenses

	The six months ended June 30, 2010	% Change	The six months ended June 30, 2009
Selling, general and administrative expenses	$1,935,450	54.7%	$1,250,704
Percentage of revenue	64.5%		75.1%

Selling, general and administrative expenses increased by $684,746 in the six months ended June 30, 2010 compared to the same period in 2009, an increase of 54.7%.  The expense increases were due primarily to expenses related to the maturing of business activities including increases of approximately $189,969 for payroll, advertising, legal, shipping and fulfillment expenses related to revenue growth compared to the six months ended June 30, 2009. In addition the recognition of $216,846 for non-cash based stock compensation expense compared to $125,641 in the six months ended June 30, 2009 and software engineering for approximately $100,965 for the three months ended June 20, 2010 and zero for the three months ended June 30, 2009 due to capitalization.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2010 and 2009. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of June 30, 2010, the Company had limited cash and a working capital deficiency of $788,997.  During the three and six months ended June 30, 2010, the Company generated revenue of $1,766,662 and $3,002,176 and a net loss of $649,329 and $968,234, respectively.  For the six months ended June 30, 2010, cash flows included net cash used in operating activities of $933,404, net cash used by investing activities of $86,977 and net cash provided by financing activities of $829,000.

Since inception, the Company has financed its operations primarily through product sales to customers, debt and private equity investments by existing stockholders, officers and directors.  During the six months ended June 30, 2010, the Company’s cash and cash equivalents were reduced by approximately $191,181.  Our sources and uses of funds during this period were as follows:

For the six months ended June 30, 2010, cash flows included net cash used in operating activities of $933,404.  This amount included a decrease in operating cash related to a net loss of $968,234 and additions for the following items: (i) amortization of debt discount, $144,381(ii) depreciation and amortization, $95,057; (iii) stock-based compensation expense, $216,846;(iv) accounts payable related parties and trade, net, $191,058. The increase in cash used in operating activities in the first six months of 2010 was primarily offset by the following decreases: (i) accounts receivable, $(488,345) and (ii) inventories, $(177,984).  For the six months ended June 30, 2009, net cash used in operating activities was $1,064,714. This amount included decreases in operating cash related to a net loss of $787,341 and increase in accounts receivable of $(129,555) and in inventories of $(355,390) offset by an increase in accounts payable of $217,999.

For the six months ended June 30, 2010, net cash used in investing activities was $86,977. For the six months ended June 30, 2009, net cash provided by investing activities was $857,060 and was attributable to cash received in share exchange of $1,220,520,

For the six ended June 30, 2010, net cash provided by financing activities was $829,000, $422,000 from an advance from a former director and $500,000 from proceeds of notes payable. For the six months ended June 30, 2009, net cash provided by financing activities was $1,265,254, consisting mainly of a sale of convertible notes of $1,200,000.

Going Concern

Based upon projected operating expenses, the Company believes that its working capital as of June 30, 2010 may not be sufficient to fund its plan of operations for the next twelve months.  The Company anticipates that it will need to raise additional capital in order to meet operations and execute its business plans.  Management has indicated that the Company is in discussions with certain parties regarding various financing opportunities including selling additional capital stock and/or entering into debt facilities.  However, the Company does not know at this time whether any such transactions between the Company and any third party, will be consummated and, if consummated, when it might occur, or if the terms would be acceptable to us.  In addition, the SEC’s penny-stock rules may further impact the Company’s ability to obtain debt and/or equity financing.  If the Company cannot raise sufficient funds on acceptable terms, it may have to curtail its level of expenditures and scope of operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently-issued Accounting Pronouncements

The information contained in Footnote 9 to the Company’s consolidated financial statements included in, Item 8 to this annual report is incorporated herewith by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of June 30, 2010:

•
Financial Reporting Systems :  We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

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

 Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2010, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

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

On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP(“Duval”), commenced litigation against the Company in federal court in New York, New York asserting that the Company owes Duval $213,887 in unpaid legal fees.  Duval was also seeking to recover interest and its fees in connection with the litigation.  On May 25, 2010 the Company and Duval settled all litigation by the payment by the Company to Duval in the amount of $165,000.  The Company for the period ending December 31, 2009 had previously established a reserve in the amount of $213,887. Pursuant to the settlement agreement, the Company reflected a benefit equal to $48,887 during the three and six months ended June 30, 2010. All legal fees related to this action were expensed as incurred.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the six months ended June 30, 2010

On April 14, 2010, we issued a convertible promissory note in the principal amount of 25,000 to an accredited investor.  The note is convertible at any time into 250,000 shares of our common stock.  The issuance of the note was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On April 21, 2010, two holders of convertible promissory notes in the aggregate principal amount of $50,000 converted their notes, at a conversion price of $0.0757 per share, and received a total of 660,623 shares of the Company’s common stock.  The issuance of the common stock upon conversion of the notes was made without registration in reliance on the exemptions from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

 On June 2, 2010, three holders of convertible promissory notes in the aggregate principal amount of $175,000 converted their notes, at a conversion price of $0.0757 per share, and received a total of 2,312,250 shares of the Company’s common stock.  The issuance of the common stock upon conversion of the notes was made without registration in reliance on the exemptions from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On June 4, 2010, the Company issued 1,000 shares of its common stock to a consultant as a fee in connection with its consulting services.  The issuance of the common stock was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On June 9, 2010, the holder of a convertible promissory note in the principal amount of $100,000 converted the note, at a conversion price of $0.0757 per share, and received a total of 1,321,245 shares of the Company’s common stock.  The issuance of the common stock upon conversion of the notes was made without registration in reliance on the exemptions from registration afforded by Section 4(2) and Rule 506 under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On June 10, 2010, the holder of a convertible promissory note in the principal amount of $50,000 converted the note, at a conversion price of $0.0757 per share, and received a total of 660,623 shares of the Company’s common stock.  The issuance of the common stock upon conversion of the note was made without registration in reliance on the exemptions from registration afforded by Section 4(2) and Rule 506 under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On June 16, 2010, we issued a convertible promissory note in the principal amount of 25,000 to an accredited investor.  The note is convertible at any time into 250,000 shares of our common stock.  The issuance of the note was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On July 6, 2010, the holder of a convertible promissory note in the principal amount of $25,000 converted the note at a conversion price of $0.0757 per share and received a total of 330,382 shares of the Company’s common stock.  The issuance of the common stock upon conversion of the notes was made without registration in reliance on the exemptions from registration afforded by Section 4(2) and Rule 506 under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On July 14, 2010, we issued a convertible promissory note in the principal amount of 25,000 to an accredited investor.  The note is convertible at any time into 250,000 shares of our common stock.  The issuance of the note was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On July 27, 2010, we issued a convertible promissory note in the principal amount of 25,000 to an accredited investor.  The note is convertible at any time into 250,000 shares of our common stock.  The issuance of the note was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

On July 16, 2010, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware.  The Certificate of Amendment effected a reverse split or combination of the Company’s $0.001 par value common stock (the “Common Stock”) of one (1) share for every twenty (20) shares outstanding.  As a result of the reverse split, every twenty (20) shares of Common Stock outstanding before the reverse split will represent one share of Common Stock after the Reverse Split, with any fractional shares to be rounded up to the next whole share (the “Reverse Split”).  The Financial Industry Regulatory Authority confirmed that the reverse split became effective for trading purposes on the OTC Bulletin Board effective at the open of business on July 29, 2010.  The Certificate of Amendment also reduced the number of authorized shares of the Company’s Common Stock from 750,000,000 to 50,000,000.  A more detailed description of the Reverse Split and the reduction in the number of authorized shares of Common Stock is contained in the Company’s Definitive Information Statement on Schedule 14C filed with the U.S. Securities and Exchange Commission on June 22, 2010, and the Company’s Current report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 21, 2010.

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

Dated:  August 16, 2010

HEALTHWAREHOUSE.COM, INC.

By:	/s/ Lalit Dhadphale
Lalit Dhadphale
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Patrick E. Delaney
Patrick E. Delaney
Chief Financial Officer and Treasurer
(principal financial and accounting officer)