Form 10-Q
period 2010-09-30
HealthWarehouse.com, Inc.
filed 2010-11-15
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

_____________________________________________________________________
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

 As of November 10, 2010, there were 10,278,934 shares of common stock outstanding.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash	$-	$191,181
Accounts receivable, net of allowance of $30,000	762,177	277,716
Inventories – finished goods	562,925	388,748
Employee advances	55,871	-
Prepaid expenses and other current assets	151,040	190,999
Total current assets	1,532,013	1,048,644

Property and equipment, net	308,643	318,793
Website development costs, net of accumulated amortization of $114,425 and $39,275	85,971	161,121

Total assets	$1,926,627	$1,528,558
Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable – related parties	$698,476	$73,254
Accounts payable – trade	884,640	802,607
Accrued expenses and other current liabilities	189,524	72,766
Convertible notes, net of deferred debt discount of $13,507 and $0 at September 30, 2010 and December 31, 2009, respectively	186,493	-
Notes payable, net of deferred debt discount of $157,713 at December 31, 2009	-	357,287
Notes payable, related party	286,834	-
Total current liabilities	2,245,967	1,305,914

Notes payable, net of deferred debt discount of $211,640 at September 30, 2010	803,360	-
Convertible notes, net of deferred debt discount of $ 0 and $30,737 at September 30, 2010 and December 31, 2009, respectively	100,000	594,263

Total liabilities	3,149,327	1,900,177

Commitments and contingencies

Stockholders’ deficiency
Preferred stock – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 107,501 and 0 shares issued and outstanding (aggregate liquidation preference $172,016)	108	108
Common stock – par value $.001 per share; authorized 50,000,000 shares; 10,162,682 and 9,881,768 shares issued and outstanding	10,163	9,882
Additional paid-in capital	3,808,592	2,735,851
Accumulated deficit	(5,041,563)	(3,117,460)
Total stockholders’ deficiency	(1,222,700)	(371,619)
Total liabilities and stockholders’ deficiency	$1,926,627	$1,528,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net sales	$1,215,476	$1,006,610	$4,217,652	$2,672,195

Cost of sales	709,999	658,376	2,600,245	1,847,196
Gross profit	505,477	348,234	1,617,407	824,999

Operating expenses:

Selling, general and administrative expenses	1,303,744	963,745	3,239,194	2,221,655

Loss from operations	(798,267)	(615,511)	(1,621,787)	(1,396,656)
Gain on litigation settlement	-	-	48,887	-
Interest income/(expense)	(157,602)	(3,603)	(351,203)	(9,799)

Net loss	$(955,869)	$(619,114)	$(1,924,103)	$(1,406,455)
Per share data
Net loss per common share basic and diluted	$(0.09)	$(0.07)	$(0.19)	$(0.16)

Weighted average number of common shares
outstanding Basic and diluted	10,159,727	9,471,849	10,011,745	8,627,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,924,103)	$(1,406,455)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,500	37,504
Amortization of web development costs	75,150	-
Non-cash stock-based compensation	343,806	211,797
Amortization of deferred debt discount	267,340	19,424
Provision for doubtful accounts	48,358
Gain on extinguishment of debt	(48,887)	-
Changes in operating assets and liabilities:
Accounts receivable	(532,820)	(37,948)
Inventories	(174,177)	(337,316)
Prepaid expenses and other current assets	39,959	(187,399)
Accounts payable – trade	131,118	(286,992)
Accounts payable – related parties	625,222	(384,282)
Accrued expenses and other current liabilities	116,741	16,260
Net cash used in operating activities	(961,793)	(2,355,407)

Cash flow from investing activities
Cash received in share exchange	-	1,220,520
Acquisition of property and equipment	(60,351)	(150,580)
Employee advance	(55,871)	-
Expenses paid in conjunction with share exchange	-	(225,000)
Website development costs	-	(109,772)
Net cash (used in) provided by investing activities	(116,222)	735,168

Cash flows from financing activities
Proceeds from notes payable	500,000	-
Proceeds from sale of common stock	-	50,196
Proceeds from option/warrant exercises	-	23,915
Proceeds from sale of convertible notes	100,000	1,200,000
Advances from former director	521,000	-
Repayment of advances from former director	(234,166)	-
Net cash provided by financing activities	886,834	1,274,111

Net decrease in cash	(191,181)	(346,128)

Cash – beginning of period	191,181	357,938

Cash – end of period	$-	$11,810

Non-cash investing and financing activities:
Net assets received in share exchange
Cash	$-	$1,220,520
Accounts payable	-	(147,276)
Accrued expenses	-	(168,531)
Net assets	$-	$904,713
Conversion of debt to common stock	$425,000	$-
Warrants issued in financing transaction	$304,037	$-

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

The Company is a U.S. licensed retail mail order pharmacy (“RMP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC products.

The Company is presently licensed as a mail-order pharmacy for sales to 49 states and the District of Columbia, and intends to apply for and obtain licenses to sell prescriptions in all 50 states by the end of December 2010. The Company has begun accepting health insurance as part of its prescription program, contracting with insurance providers based on customer demand and business opportunity.

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for certain financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows at September 30, 2010 and for the nine months ended September 30, 2010 and 2009 not misleading have been made.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of results that would be expected for the full year or any other interim period.

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

2.  Management’s Liquidity Plans

As of September 30, 2010, the Company had limited cash and a working capital deficiency of $713,954.  During the three and nine months ended September 30, 2010, the Company generated revenue of $1,215,476 and $4,217,652 and a net loss of $955,869 and $1,924,103, respectively.  For the nine months ended September 30, 2010, cash flows included net cash used in operating activities of $961,793, net cash used in investing activities of $116,222 and net cash provided by financing activities of $886,834.

Since inception, the Company has financed its operations primarily through product sales to customers, debt and private equity investments by existing stockholders, officers and directors and cash received upon closing of the reverse recapitalization.  During the nine months ended September 30, 2010, the Company’s cash was reduced by approximately $191,000.

On November 8, 2010, the Company received net cash proceeds of approximately $3,100,000 for the sale of 349,392 shares of Series B Preferred Stock and restructured $1,000,000 in short term debt to long term (see Note 12). Management has also indicated that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers. Considering the new financial resources, current operating projections and additional potential funding sources the Company believes that it should be able to secure sufficient financial resources through the next fiscal year.

There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 2,460,170 at September 30, 2010 are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. These potentially dilutive securities consist of stock options to purchase up to 1,599,300 shares of common stock, warrants to purchase up to 625,000 shares of common stock, convertible promissory notes convertible into 182,118 shares of common stock and convertible preferred stock convertible into 53,752 shares of common stock.

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

Stock-based compensation was recorded in the condensed consolidated statements of operations in selling general and administrative line item and totaled $126,959 and $86,157 for the three months ended September 30, 2010 and 2009, respectively and $343,806 and $211,797 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair value ranges as follows:

For the Three and Nine Months Ended September 30, 2010
Risk-free interest rate	2.39% to 2.71%
Dividend yield	N/A
Expected volatility	57.6%
Expected life in years	6.00
Expected forfeiture rate (through term)	0%

4. Convertible Debt

During the year ended December 31, 2009, the Company received the proceeds of $1,200,000 relating to certain convertible promissory notes (“Convertible Debentures”).  During the three and nine months ended September 30, 2010 the Company amortized $5,870 and $17,230, respectively, of amortization of debt discount. For the three and nine months ended September 30, 2009, the Company recorded amortization of $4,003 and $19,424, respectively.  During the nine months ended September 30, 2010, Convertible Debentures in the amount of $425,000 were converted to 280,784 shares of common stock.

During the nine months ended September 30, 2010, the Company sold four convertible debentures for $25,000 each for an aggregate amount of $100,000. Each convertible debenture carries a term of two years, bears a 10% per annum interest rate payable annually and is convertible into 12,500 shares of the Company‘s common stock. The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the convertible debenture.

5. Debt

On December 15, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (the “Lender”).  Under the terms of the Loan Agreement, we borrowed $515,000 from the Lender on December 15, 2009 (the “First Loan”).  On May 3, 2010, the Company exercised its right to borrow an additional $500,000 (the “Second Loan”) from the Lender upon the Company’s request, after achieving positive cash flow for the month of March.  The proceeds of the Loans were used by us for working capital purposes.  Each Loan is evidenced by a promissory note (the “Notes”), and will bear interest at the rate of 12% per annum, payable at maturity.  The Loans are collateralized by substantially all of the Company’s assets.  The maturity date of each Loan is one year from the date of the Loan.  The Loans may be prepaid in whole or in part at any time by us without penalty, upon 15 days notice.

In consideration of the each of the two loans, the Company granted the Lender a warrant to purchase 312,500 shares.  The Lender was granted warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price of $1.60 per share.   Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the warrants (the “Warrant Shares”).  In addition, the Lender has demand registration rights with respect to the Warrant Shares, so that upon written request of the Lender, we will be obligated to prepare and file with the U.S. Securities and Exchange Commission a registration statement sufficient to permit the resale of the Warrant Shares.  The Lenders’ registration rights terminate on the date on which all of the Warrant Shares may be sold under Rule 144 of the Securities Act of 1933 without any limitations.  The warrants contain customary anti-dilution and purchase price adjustment provisions. The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws. The relative fair value of the warrants was estimated at $304,037 using the Black Scholes method. During the nine months ended September 30, 2010 and 2009 the Company recognized   $250,110 and $0, respectively, of amortization of the deferred debt discount on short term debt. For the three months ended September 30, 2010 and 2009, the Company recognized $117,152 and $0, respectively, of amortization of the deferred debt discount on short term debt.

6. Stockholders’ Deficiency

Stock Option Plans

 Details of the options outstanding under all plans are as follows:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price ($)	Term	Value
Options outstanding at January 1, 2010	1,514,300	$1.80
Granted	232,500	2.80	-	-
Expired	-	-	-	-
Canceled	(147,500)	2.43	-	-
Exercised	-	-	-	-
Options outstanding at September 30, 2010	1,599,300	$1.95	6.92	$-

Options exercisable at September 30, 2010	547,867	$1.49	5.57	$337,440

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 – 2.00	421,800	6.12	$0.80	281,200	$0.80
$2.00 –5.00	1,177,500	7.20	$2.37	266,667	$2.21
$0.00 – $5.00	1,599,300	6.92	$1.95	547,867	$1.49

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

Warrants

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at December 31, 2009	312,500	$1.60	4.96
Granted	312,500	1.60
Expired	-	-	-	-
Exercised	-	-	-	-
Warrants outstanding at September 30, 2010	625,000	$1.60	4.40	$250,000

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

During the nine months ended September 30, 2010 and 2009, the Company recorded rent expense of $71,447 and $70,434, respectively, and for the three months ended September 30, 2010 and 2009, approximately $50,447 and $28,251, respectively.

8. Contingent Liabilities

On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP(“Duval”), commenced litigation against the Company in federal court in New York, New York asserting that the Company owes Duval $213,887 in unpaid legal fees.  Duval was also seeking to recover interest and its fees in connection with the litigation.  On May 25, 2010 the Company and Duval settled all litigation by the payment by the Company to Duval in the amount of $165,000.  The Company, for the period ended December 31, 2009 had previously established a reserve in the amount of $213,887. Pursuant to the settlement agreement, the Company reflected a benefit equal to $48,887 during the nine months ended September 30, 2010. All legal fees related to this action were expensed as incurred.

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

9. Related Party Transactions

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with 100 Commerce Boulevard LLC, an entity controlled by Jason Smith.  Mr. Smith is also the Manager of Rock Castle Holdings, LLC, a 10% or greater stockholder in the Company. Mr. Smith is the son of the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers from whom the Company purchased $761,539 and $1,124,610 of supplies during the nine months ended September 30, 2010 and 2009, respectively, representing approximately 29.2% and 50.9% of total purchases.  For the nine months ended September 30, 2010 and 2009, the Company had sales to Masters Pharmaceuticals of $448,893 and $125,985, respectively.  As of September 30, 2010 and December 31, 2009, the Company had amounts due to Masters Pharmaceuticals and affiliates in the amount of approximately $698,000 and $73,000, respectively.

Ron Ferguson, a former Hwareh.com director, has guaranteed the Company’s obligation to two suppliers Prescription Supply Inc. and Harvard Drug Group. Mr. Ferguson is the spouse of Diane Ferguson, a stockholder of the Company. The guarantee, and Mr. Ferguson’s maximum exposure under the guarantee, does not have a fixed dollar limit. As of September 30, 2010, there was $815 due to Prescription Supply Inc. and $4,297 was due to Harvard Drug Group.

During the nine months ended September 30, 2010, a former director advanced $521,000 in short term financing to the Company.  A payment of $234,166 was made during the nine months ended September 30, 2010. The amount of $286,834 was outstanding at September 30, 2010.

10.  Sales Concentrations

During the nine months ended September 30, 2010 sales to Masters Pharmaceuticals were approximately 10.6 % of net sales. The loss of this customers or a significant decline in sales volumes from this customer could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

Subsequent to September 30, 2010, the Company sold two convertible debentures for $25,000 each for an aggregate amount of $50,000. Each convertible debenture carries a term of two years bearing a 10% per annum interest rate payable annually and is convertible into 12,500 shares of the Company‘s common stock.

Subsequent to September 30, 2010, the Company granted its investment advisor, as part of the compensation related to securing the $515,000 loan in December 2009 and $500,000 loan in May 2010, a warrant to purchase 18,750 shares of the Company’s common stock at a purchase price of $1.60 per share for a total fair value of $25,245. The warrant may be exercised in whole or in part from time to time for a term of five years from its grant date.  The chairman of the Company's audit committee is a senior managing director of this investment advisory firm.

Subsequent to September 30, 2010, five convertible debentures in the amount of $125,000 have been converted into 62,500 shares of common stock.

Subsequent to September 30, 2010, all outstanding Series A Preferred Stock of 107,501 shares were converted into 53,752 shares of the Company’s common stock.

Subsequent to September 30, 2010, the Company granted options to purchase an aggregate of 122,000 shares of common stock with an exercise price of $2.75 per share for a total fair value of $166,429 under a previously approved option plan.

Subsequent to September 30, 2010, the Company granted options to purchase an aggregate of 250,000 shares of common stock with an exercise price of $3.03 per share for a total fair value of $323,736 under a previously approved option plan.

On November 8, 2010, the Company received net cash proceeds of approximately $3,100,000 for the sale of 349,392 shares of Series B Preferred Stock. In addition, to the preferred shares, the Company issued five year immediately exercisable warrants to purchase 943,106 shares of the Company’s common stock at an exercise price of $3.00 per share.

In addition, on November 8, 2010, the Company refinanced $1,000,000 of short term notes bearing a 12% per annum interest rate into two year secured convertible debentures bearing a 7% per annum interest rate compounded annually. The principal and accrued interest owing under these notes may be converted in Series B Preferred Stock shares by dividing the amount owing by $9.45. In connection with the new notes, the Company issued five year immediately exercisable warrants to purchase 285,638 shares of the Company’s common stock at an exercise price of $3.00 per share.  In accordance with ASC 470, the Company reclassified this debt to long term on the balance sheet as of September 30, 2010 due to the event occurring after the financial statement date but before the financial statements were issued.

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

We are a licensed U.S. licensed retail mail order pharmacy and healthcare e-commerce company that sells brand name and generic prescription drugs and over-the-counter (OTC) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC products. Our web address is http://www.healthwarehouse.com. At present, we sell:

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

Results of Operations

The three months ended September 30, 2010 compared to the three months ended September 30, 2009.

	The three			The three
	months ended			months ended
	September 30,	% of		September 30,	% of
	2010	Revenue		2009	Revenue
Net sales	$1,215,476	100.0%		$1,006,610	100.0%
Cost of sales	709,999	58.4%		658,376	65.4%
Gross profit	505,477	41.6%		348,234	34.6%
Selling, general & administrative expenses	1,303,744	107.3%		963,745	95.7%
Loss from operations	(798,267)	(65.7	) %	(615,511)	(61.1	) %
Gain on litigation settlement	-	0%		-	-%
Interest income(expense)	(157,602)	(13.0	) %	(3,603)	(0.4)
Net loss	$(955,869)	(78.6)%		$(619,114)	(61.5	) %

Net Sales

	The three months ended September 30, 2010	% Change	The three months ended September 30, 2009
Total net sales	$1,215,476	20.7%	$1,006,610
Total average net sales per order	$62.67	2.8%	$60.94

Revenues for the three months ended September 30, 2010 grew to $1,215,476 from $1,006,610 for the three months ended September 30, 2009. Revenues increased for the three months ended September 30, 2010 compared to the prior year as a result of an increase in order volume to consumers. Higher margin prescription revenues increased by 291.8% while lower margin over-the-counter products declined by 26.5% for the three months ended September 30, 2010 compared to the same period in 2009.

Another indicator of business activity was that our website attracted 446,689 visits with 1,480,984 page views during the three months ended September 30, 2010 compared to 310,396 visits and 1,111,595 page views during the three months ended September 30, 2009 this decline was due primarily to reduced advertising expenditures for over-the-counter products.

Costs and Expenses

Cost of Sales and Gross Margin

	The three months ended September 30, 2010	% Change	The three months ended September 30, 2009
Total cost of sales	$709,999	7.8%	$658,376
Total gross profit dollars	$505,477	45.2%	$348,234
Total gross margin percentage	$41.6%		$34.6%

Total cost of sales increased to $709,999 for the three months ended September 30, 2010 as compared to $658,376 for the three months ended September 30, 2009. The decrease of the cost of sales as a percentage of revenue from 65.4% to 58.4% was due to the favorable product mix of higher margin prescription revenue as a higher percentage of total revenue compared to higher percentage of lower margin over-the-counter product for the same period in 2009. Gross margin percentage increased year-over-year from 34.6% for the three months ended September 30, 2009 to 41.6% for the three months ended September 30, 2010.

Selling, General and Administrative Expenses

	The three months ended September 30, 2010	% Change	The three months ended September 30, 2009
Selling, general and administrative expenses	$1,303,744	35.3%	$963,745
Percentage of revenue	107.3%		95.7%

Selling, general and administrative expenses increased by $339,999 in the three months ended September 30, 2010 compared to the same period in 2009, an increase of 35.3%.  The three months ended September 30, 2010 expense increases were due primarily to expenses related to the maturing of business activities including increased headcount and increases of approximately $456,700 for payroll, legal, bad debt, rent, contract labor, shipping and fulfillment, and travel related expenses offset in part by a reduction in advertising expenses of $201,298 compared to the three months ended September 30, 2009. In addition, the recognition of $126,959 for non-cash based stock compensation expense compared to $86,157 in the three months ended September 30, 2009 and software engineering for approximately $49,239 and amortization of capitalized software expenses of $25,050 for the three months ended September 20, 2010 and zero for both in the three months ended September 30, 2009 due to capitalization.

The nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	The nine months ended September 30, 2010	% of Revenue		The nine months ended September 30, 2009	% of Revenue
Net sales	$4,217,652	100.0%		$2,672,195	100.0%
Cost of sales	2,600,245	61.7%		1,847,196	69.1%
Gross profit	1,617,407	38.3%		824,999	30.9%
Selling, general & administrative expenses	3,239,194	76.8%		2,221,655	83.1%
Loss from operations	(1,621,787)	(38.5	) %	(1,396,656)	(52.2)%
Gain on litigation settlement	48,887	1.2%		-	-
Interest income(expense)	(351,203)	(8.3	) %	(9,799)	(0.4)%
Net loss	$(1,924,103)	(45.6)%		$(1,406,455)	(52.6	) %

Net Sales

	The nine months ended September 30, 2010	% Change	The nine months ended September 30, 2009
Total net sales	$4,217,652	57.8%	$2,672,195
Total average net sales per order	$88.09	50.7%	$58.44

Revenues for the nine months ended September 30, 2010 grew to $4,217,652 from $2,672,195 for the nine months ended September 30, 2009. Revenues increased for the nine months ended September 30, 2010 compared to the prior year as a result of an increase in order volume to consumers. Consumer prescription revenues increased while the sale of over-the-counter declined slightly during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, while revenue generated from the sales of certain prescription products to business manufacturers increased significantly accounting for approximately 28.1% of all revenue for the nine months ended September 30, 2010, compared to less than 10% for the same period last year. Higher margin prescription revenues increased by 25% while lower margin over-the-counter products declined by 25% for the nine months ended September 30, 2010 compared to the same period in 2009.

 Another indicator of business activity was that our website attracted 966,462 visits and 3,267,540 page views during the nine months ended September 30, 2010 compared to 857,200 visits and 3,159,000 page views during the nine months ended September 30, 2009 this decline was due primarily to reduced advertising expenditures for over-the-counter products.

Costs and Expenses

Cost of Sales and Gross Margin

	The nine months ended September 30, 2010	% Change	The nine months ended September 30, 2009
Total cost of sales	$2,600,245	40.8%	$1,847,196
Total gross profit dollars	$1,617,407	96.1%	$824,999
Total gross margin percentage	38.3%		30.9%

Total cost of sales increased to $2,600,245 for the nine months ended September 30, 2010 as compared to $1,847,196 for the nine months ended September 30, 2009 as a result of growth in consumer prescription, order volume and revenue and the significant growth in business to business revenue. Gross margin percentage increased year-over-year from 30.9% for the nine months ended September 30, 2009 to 38.3% for the nine months ended September 30, 2010. The improvement in gross profit margins was due primarily to the shift in product mix from primarily lower margin OTC product sales for the nine months ended September 30, 2009 to an increase in higher margin revenue for prescription drugs and the sale of certain prescription products to manufacturers.

Selling, General and Administrative Expenses

	The nine months ended September 30, 2010	% Change	The nine months ended September 30, 2009
Selling, general and administrative expenses	$3,239,194	46.0%	$2,221,655
Percentage of revenue	76.8%		83.1%

Selling, general and administrative expenses increased by $1,017,539 in the nine months ended September 30, 2010 compared to the same period in 2009, an increase of 45.8%.  The 2010 expense increases were due primarily to expenses related to the maturing of business activities including increased headcount and increases of approximately $802,100 for payroll, legal, bad debt, rent, contract labor, shipping and fulfillment, and travel related expenses offset in part by a reduction in advertising expenses of $223,535 compared to the nine months ended September 30, 2009. In addition the recognition of $343,806 for non-cash based stock compensation expense compared to $211,797 in the nine months ended September 30, 2009 and software engineering for approximately $150,205 and amortization of capitalized software expenses of $75,150 for the nine months ended September 30, 2010 and zero for both in the nine months ended September 30, 2009 due to capitalization.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended December 31, 2009 and through September 30, 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of September 30, 2010, the Company had limited cash and a working capital deficiency of $713,954.  During the three and nine months ended September 30, 2010, the Company generated revenue of $1,215,476 and $4,217,652 and net losses of $955,869 and $1,924,103, respectively.  For the nine months ended September 30, 2010, cash flows included net cash used in operating activities of $961,793, net cash used by investing activities of $116,222 and net cash provided by financing activities of $886,834.

Since inception, the Company has financed its operations primarily through product sales to customers, debt and private equity investments by existing stockholders, officers and directors.  During the nine months ended September 30, 2010, the Company’s cash and cash equivalents were reduced by $191,181.  Our sources and uses of funds during this period were as follows:

For the nine months ended September 30, 2010, cash flows included net cash used in operating activities of $961,793.  This amount included a increase in operating cash related to a net loss of $1,924,103 and additions for the following items: (i) amortization of debt discount, $267,340(ii) depreciation and amortization, $145,650; (iii) stock-based compensation expense, $343,806;(iv) accounts payable related parties and trade, net, $756,340. The decrease in cash used in operating activities in the first nine months of 2010 was primarily offset by the following increases: (i) accounts receivable, $(532,820) and (ii) inventories, $(174,177). For the nine months ended September 30, 2009, cash flows included net cash used in operating activities of $(2,355,407) a decrease in operating cash related to a net loss of approximately $1,406,000 and additions for the following items: (i) depreciation and amortization, $37,504; (ii) stock-based compensation expense, $211,797; The increase in cash used in operating activities in 2009 was primarily offset by the following decreases: (i) accounts payable related parties and trade, net, $671,274; (ii) accounts receivable, $37,948; (iii) prepaid expenses and other current assets, $187,399; and (iv) inventories, $337,316.

For the nine months ended September 30, 2010, net cash used in investing activities was $116,222. For the nine months ended September 30, 2009, net cash provided by investing activities was approximately $735,000 and was attributable to cash received in share exchange of $1,220,520, offset by expenses paid in conjunction with share exchange of $225,000; acquisitions of property and equipment of $150,580 and website development costs of $109,772.

For the nine months ended September 30, 2010, net cash provided by financing activities was $886,834, $521,000 from an advance from a former director and $500,000 from proceeds of notes payable. For the nine months ended September 30, 2009, net cash provided by financing activities was approximately $1,274,000, consisting of a sale of convertible notes of $1,200,000; sale of common stock of $50,196 and proceeds from option and warrant exercises of $23,915.

On November 8, 2010, the Company received net cash proceeds of approximately $3,100,000 for the sale of 349,392 shares of Series B Preferred Stock and restructured $1,000,000 in short term debt to long term.   Management believes that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers. Considering the new financial resources, current operating projections and additional potential funding sources the Company believes that it should be able to secure sufficient financial resources through the next fiscal year.

There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently-issued Accounting Pronouncements

The information contained in Footnote 11 to the Company’s condensed consolidated financial statements included in, Item 1 to this quarterly report is incorporated herewith by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of September 30, 2010:

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

We believe that our internal control risks are mitigated by the fact that our Chief Executive Officer reviews and approves substantially all of our major transactions. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the audit committee of the Board of Directors believe that the company must allocate additional human and financial resources to address these matters. Throughout the year, the Company has been continuously improving its monitoring of current reporting systems and its personnel and has recently hired a corporate controller to support the Company in its compliance process. The Company intends to continue making necessary changes until its material weaknesses are remediated.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2010, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected, at this time.

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

On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP (“Duval”), commenced litigation against the Company in federal court in New York, New York asserting that the Company owes Duval $213,887 in unpaid legal fees.  Duval was also seeking to recover interest and its fees in connection with the litigation.  On May 25, 2010 the Company and Duval settled all litigation by the payment by the Company to Duval in the amount of $165,000.  The Company for the period ended December 31, 2009 had previously established a reserve in the amount of $213,887. Pursuant to the settlement agreement, the Company reflected a benefit equal to $48,887 during the nine months ended September 30, 2010. All legal fees related to this action were expensed as incurred.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the nine months ended September 30, 2010

On July 6, 2010, the holder of a convertible promissory note in the principal amount of $25,000 converted the note at a conversion price of $1.51 per share and received a total of 16,520 shares of the Company’s common stock.  The issuance of the common stock upon conversion of the notes was made without registration in reliance on the exemptions from registration afforded by Section 4(2) and Rule 506 under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On July 14, 2010, we issued a convertible promissory note in the principal amount of 25,000 to an accredited investor.  The note is convertible at any time into 12,500 shares of our common stock.  The issuance of the note was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On July 27, 2010, we issued a convertible promissory note in the principal amount of 25,000 to an accredited investor.  The note is convertible at any time into 12,500 shares of our common stock.  The issuance of the note was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

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

Dated:  November 15, 2010

HEALTHWAREHOUSE.COM, INC.

By:	/s/ Lalit Dhadphale
Lalit Dhadphale
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Patrick E. Delaney
Patrick E. Delaney
Chief Financial Officer and Treasurer
(principal financial and accounting officer)