Form 10-K/A
period 2009-12-31
HealthWarehouse.com, Inc.
filed 2010-11-30
CIK 754813

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.            ☐  Yes     ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☐  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):

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

There were 197,965,731 shares of Common Stock outstanding as of April 7, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:                                                                                     None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Healthwarehouse.com, Inc. (the “Company”) for the year ended December 31, 2009 (the “Original Filing”), which was filed with the Securities and Exchange Commission on April 15, 2010, is being filed to amend the Original Filing as follows:

(1)	ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The Fifth paragraph of Item 13 is being amended in its entirety to read as follows to correct the reference to the Sublessor under the Commercial Sublease Agreement from “100 Commerce Boulevard LLC” to “Masters Healthcare LLC”:

“The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with Masters Healthcare LLC, an entity that is also controlled by Jason Smith.  The sublease currently has a monthly rental rate of $9,417, through March 2011, its expiration date.  The rent expense under the sublease for the years ended December 31, 2009 and December 31, 2008 was $93,750 and $16,700, respectively.”

(2)	ITEM 15. Exhibits, Financial Statement Schedules is being revised to reflect the filing of Exhibit 10.10.

Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules .

(a)            Exhibits :

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005 (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008 (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008 (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009 (5)

3.5	By-Laws of the Company (6)

4.1	Form of Old HW Convertible Promissory Note (11)

4.2	Senior Secured Promissory Note dated December 15, 2009 in the principal amount of $515,000 payable by the Company to the order of HWH Lending, LLC (7)

4.3	Warrant to Purchase 6,250,000 Shares of the Common Stock of the Company, dated December 15, 2009 and issued to HWH Lending, LLC (7)

10.1	1998 Stock Option Plan of the Company (6) +

10.2	2000 Stock Option Plan of the Company (2) +

10.3	2006 Stock Option Plan of the Company (2) +

10.4	Form of Incentive Stock Option Agreement under 2006 Stock Option Plan of the Company (8) +

10.5	Old HW Convertible Promissory Note Subscription Agreement (11)

10.6	Old HW Convertible Promissory Note and Warrants to Purchase Common Stock Subscription Agreement (11)

10.7	2009 Incentive Compensation Plan (9) +

10.8	Form of Stock Option Agreements under 2009 Incentive Compensation Plan (11)+

10.9	Loan and Security Agreement dated December 15, 2009 among HealthWarehouse.com, Inc. and Hwareh.com, Inc. as Borrowers, and HWH Lending LLC, as Lender (7)

10.10	Commercial Sublease Agreement between the Company and Masters Healthcare, LLC dated effective April 1, 2008, as amended by a First Amendment dated effective June 1, 2009*

16.1	Letter of Clark, Schaefer, Hackett & Co.(10)

21.1	Subsidiaries of the Registrant (11)

23.1	Consent of Marcum LLP (11)

23.2	Consent of Clark, Schaefer, Hackett & Co. (11)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (12)

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (12)

*      Filed herewith.

+      Denotes Management Compensatory Plan or Contract.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2009.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K SB filed on March 29, 2006.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2009.

(4)	Incorporated by reference to the Company’s Annual Report Amendment on Form 10-KA filed on May 14, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2009.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 22, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2006.

(9)	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on May 26, 2009.

(10)	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on August 17, 2009.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2010.

(12)	Not required to be filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 30, 2010	HEALTHWAREHOUSE.COM, INC.
	By:	/s/ Lalit Dhadphale
Lalit Dhadphale
President and Chief Executive Officer
(principal executive officer)