Form 10-K
period 2010-12-31
HealthWarehouse.com, Inc.
filed 2011-04-15
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________.

Commission file number 0-13117

HEALTHWAREHOUSE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2413505
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Commerce Boulevard, Cincinnati, Ohio	45140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 618-0911

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

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

 Yes ☐  No ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates, based on the closing price of the common stock, par value $0.001 (the “Common Stock”) on June 30, 2010 of $2.80, as reported on the OTC Bulletin Board was approximately $12,466,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 10,577,719 shares of Common Stock outstanding as of April 1, 2011.

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

PART I

Item 1: Business.

Overview

We are a Verified Internet Pharmacy Practice Sites (“VIPPS”) accredited retail mail-order pharmacy and healthcare e-commerce company that sells discounted generic and brand name prescription drugs, as well as, over-the-counter (OTC) medical products. Our web address is http://www.healthwarehouse.com. At present, we sell:

•           a range of prescription drugs (we are licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia);

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

Our objectives are to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter and prescription medications and products. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia

Our customers tend to be under-insured or uninsured consumers who rely on our service for their daily medications.  In addition, due to a trend of rising health insurance co-pays and with many prescription drugs going from brands to generics, our prices are often below the insurance co-pay. This makes it unnecessary for us to accept consumer insurance as a payment option, and we focus on cash-paying customers.

In March 2007, Hwareh.com, Inc. (“Old HW”), a Delaware corporation formerly named HealthWarehouse.com, Inc., was incorporated to carry on the business of selling OTC products. In November 2007, we began to develop the proprietary software necessary for our business, and in February 2008, version 1.0 of the http://www.healthwarehouse.com website was successfully launched running on our own proprietary software.

In March 2008, as part of our expansion into prescription drugs, we completed construction of a full service licensed pharmacy within our warehouse in Cincinnati, Ohio. The pharmacy includes a robot which counts and packages prescriptions.  This machine can fill up to 1,200 prescriptions per day. Our pharmacy passed inspection by the Ohio State Pharmacy Board in April 2008.

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

As a result of the Exchange, Old HW became our subsidiary, with Old HW’s former stockholders acquiring  approximately 82.4% of the then outstanding shares of our common stock.  This transaction was accounted for as a reverse recapitalization, whereby Old HW is deemed to be the accounting acquirer for accounting purposes.  Following the closing of the Exchange, the business of Old HW continues as our sole line of business. Effective August 5, 2009, we changed our corporate name to HealthWarehouse.com, Inc. Simultaneously, with our name change, we changed the corporate name of our subsidiary to Hwareh.com, Inc.  In connection with the name change, we also obtained a new ticker symbol for quotation on the OTC Bulletin Board (OTC BB), which is “HEWA.OB.”

As part of the closing of the Exchange, we assumed Old HW’s rights and obligations under Old HW convertible promissory notes with a principal value of $1,200,000 and Old HW warrants to purchase our Common Stock.  The Old HW convertible promissory notes and the Old HW warrants relate to Old HW’s private placement in April and May 2009, under which Old HW completed a private placement to 18 investors of convertible promissory notes, for gross proceeds of $1,200,000.  During the period from November 2009 through January 2011, the Old HW convertible promissory notes were converted into approximately 792,000 shares of our Common Stock at a conversion price of approximately $1.51 per share.  As part of the private placement, Old HW issued warrants to purchase up to a maximum of 403,410 shares of our Common Stock. Of those Old HW warrants, a warrant to purchase 46,392 shares of our Common Stock at an exercise price of approximately $0.022 was exercised, and warrants to purchase up to 357,018 shares of our Common Stock at an exercise price of approximately $1.12 expired without being exercised.

Prior to the share exchange, Clacendix’s predecessor company was formed as a New Jersey corporation in 1982 as MicroFrame, Inc. In March 1999 MicroFrame, Inc. was reincorporated in the State of Delaware and in the process changed its name to ION Networks, Inc.   In December 2007, ION sold substantially all of its operating assets to Cryptek, Inc., a Delaware corporation.  Pursuant to the Cryptek sale, ION changed its name to Clacendix, Inc.  Following the date of the Cryptek sale and until the closing of our Exchange transaction with Old HW, Clacendix existed as a shell company with no operations that was seeking a target company with which to merge or to complete a business combination.

On December 15, 2009, we entered into a Loan and Security Agreement (the “Initial Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (the “Lender”).  Under the terms of the Initial Loan Agreement, we borrowed a total of $1,015,000 from the Lender (the “Initial Loans”).  We used the proceeds of the Initial Loans for working capital purposes.  The Initial Loans bore interest at the rate of 12% per annum, payable at maturity.  The maturity date of the Initial Loans was one year from the date of the Loans.  The Initial Loans were exchanged in connection with the 2010 Private Placement described below.  In consideration of the Initial Loans, the Company granted the Lender warrants to purchase a total of 625,000 shares of our Common Stock at a purchase price of $1.60 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.

On July 16, 2010, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware.  The Certificate of Amendment effected a reverse split or combination of our Common Stock of one (1) share for every twenty (20) shares outstanding (the “Reverse Split”).  As a result of the Reverse Split, every twenty (20) shares of Common Stock outstanding before the Reverse Split represents one share of Common Stock after the Reverse Split, with any fractional shares rounded up to the next whole share.  The Certificate of Amendment also reduced the number of authorized shares of the Company’s Common Stock from 750,000,000 to 50,000,000.  Unless otherwise specifically indicated, all share numbers and all share price numbers presented in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Split.

On November 8, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with four accredited investors (the “Investors”) and sold certain securities to the Investors in a non-public offering under Section 4(2) and under Rule 506 of Regulation D under the Securities Act of 1933 (the “2010 Private Placement”).  Under the terms of the Purchase Agreement, we sold a total of 365,265 newly authorized shares of $0.001 par value Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) to the Investors at $9.45 per share, for an aggregate price of approximately $3,450,000.  Each share of the Series B Convertible Preferred Stock may be converted at any time, in whole or in part, into five shares of our Common Stock, as adjusted.  We also entered into a separate Loan and Security Agreement dated November 8, 2010 with two of the Investors (the “2010 Loan Agreement”).  Under the terms of the 2010 Loan Agreement and the Purchase Agreement, we issued convertible promissory notes to those Investors in the aggregate principal amount of $1,000,000 (the “Convertible Notes”). The Convertible Notes bear interest at the rate of 7% per annum compounded annually.  The principal amount and all accrued interest on the Convertible Notes are payable on December 31, 2012, or earlier on an event of default or a sale or liquidation of the Company.  The principal amount and accrued interest on the Convertible Notes may be converted at any time into shares of Series B Convertible Preferred Stock at a conversion price of $9.45 per share, as adjusted.   Under the terms of the Purchase Agreement, we also issued warrants to the Investors, pro-rata to their investment amounts, to purchase an aggregate of 1,271,590 shares of our Common Stock at an exercise price of $3.00 per share (the “Warrants”). Each Warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date. We intend to use the net proceeds from the 2010 Private Placement to expand our online presence, upgrade our technology infrastructure, and pay existing indebtedness and accrued expenses, and for general working capital purposes.

On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”), our newly formed wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy Inc., an Ohio corporation (“Hocks Pharmacy”) and its shareholders.  Under the Asset Purchase Agreement, Hocks Acquisition purchased all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.  Hocks Acquisition paid $200,000 in cash to Hocks Pharmacy for the Purchased Assets.

Also on February 14, 2011, we entered into a Merger Agreement (the “Merger Agreement”) with Hocks Pharmacy and its shareholders and Hocks.com Inc. (“Hocks.com”), a newly formed Ohio corporation and a wholly-owned subsidiary of Hocks Pharmacy.  Under the Merger Agreement, Hocks Acquisition merged into Hocks.com and Hocks.com became our wholly-owned subsidiary.  At the time of the Merger, Hocks.com owned all of the intangible assets of the Internet Business, including trademarks, domain names, customer accounts and goodwill.  The merger consideration consisted of 166,667 shares of our Common Stock issued to Hocks Pharmacy.

Our Business Model

Our business model seeks to improve both the efficiency and convenience by which consumers obtain prescription medications.  To increase efficiency, we make efforts to source products from either the manufacturer or wholesaler level, eliminating unnecessary costs associated with distribution. In addition, we distribute medications to the consumer from a single warehouse, as opposed to retail locations, which we believe eliminates unnecessary costs such as real estate, rents, inventory, and personnel.  By going directly to the consumer via the Internet, we reduce our marketing expense and increase convenience for consumers, especially those taking maintenance medications for conditions ranging from diabetes to high blood pressure.

Current Healthcare Distribution	Our Distribution
Model	Model

Manufacturer	Manufacturer
‚	‚
Wholesaler	‚
‚	‚
Distributor	HealthWarehouse.com
‚	‚
Pharmacy	‚
‚	‚
Consumer	Consumer

Our target is consumers who are uninsured or underinsured, as well as, elderly patients in the Medicare “donut hole”.  In addition, as insured consumers are seeing co-pays rise, many of our medications can be purchased for cash at prices less than the co-pay.

Our Online Retail Mail-Order Pharmacy

We operate a full-service retail mail-order pharmacy within our warehouse in Cincinnati, Ohio.  The pharmacy includes a robotic machine which counts and packages prescriptions that can fill up to 1,200 prescriptions per day.  Our pharmacy passed inspection by the Ohio State Pharmacy Board and we are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia  Our retail mail-order pharmacy offers the following advantages:

•           Legitimacy.  We have obtained certifications to separate ourselves from the many uncertified “rogue” pharmacies which exist. We are the 19th pharmacy in the U.S. to receive Verified Internet Practice Sites (VIPPS) certification, issued by the National Board of Pharmacies (NABP). Google, Yahoo, and Bing now all require VIPPS as a requirement to advertise on their sites.

•           Convenience.  Our online store is available to consumers 24 hours a day, 7 days a week through the Internet.  We deliver medications free of charge to any location in the United States including Alaska and Hawaii. We offer 6-month and 12-month supplies of medications to reduce the need for refills. All of our products are also available for purchase by phone. We offer additional convenience to our customers through an easy-to-use website, robust search technology, and a variety of features such as multiple checkout options including Google Checkout.

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

•           Privacy.  When shopping at a “brick-and-mortar” drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking questions that may reveal personally sensitive aspects of their health or lifestyle to pharmacists, store personnel, or other shoppers.  Our customers avoid these problems by shopping from the privacy of their home or office.

•           Value.  Our goal is to offer shoppers a broad assortment of generic drugs and health products with competitive pricing.  We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals.  Since we source drugs direct from the manufacturer at the wholesale level, we believe that we have lower costs than traditional pharmacies which allows us to provide consumers with the better values.  We also strive to inform customers of additional cost-saving opportunities when they become available.  For example, we show the generic equivalents of all brand name products.

•           Customer Service.  Our focus has been on customer service and we endeavor to lead the industry in our policies and procedures.  We currently offer a satisfaction guarantee with what we believe is an industry-leading 90-day return policy with no restocking fees, and 100% free standard shipping on all orders. We received the BizRate Circle of Excellence Award in 2009 and 2010 for exceptional customer service and satisfaction.

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

We ship our OTC products to all 50 states, the U.S. Territories, and APO/FPO military and embassy addresses. We process all orders from our primary distribution center in Cincinnati, Ohio. We based our logistics operation there to maintain proximity to UPS, located 90 miles away in Louisville, Kentucky, and FedEx, located in Memphis, Tennessee.  Processing from this location allows us to reach 80% of the U.S. population by standard ground shipping in two days.  In order to try to maintain high customer satisfaction ratings and quality control over the process, we avoid drop shipping of orders.  Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog has not proven material to our business.

Marketing and Sales

Our marketing strategy aims to build brand recognition, increase customer traffic to our online store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.  It is centered on Internet-based advertising.

Our online advertising campaigns focus on the following areas:

•	Search Engines: Google, MSN and Yahoo;

•	Price Comparison Engines: Become, Google Product Search, NexTag, PriceGrabber.com, Pronto, Shopping.com, Shopzilla, Smarter and Yahoo Shopping; and

•	Social Networking: Facebook, Foursquare and Twitter.

To date, our online advertising has proven to be an effective sales strategy for our business.  Apart from any personnel involved with our online advertising campaigns, we do not have a dedicated sales force.

Suppliers

There are a number of suppliers available for the pharmaceutical and non-pharmaceutical products that we sell. Our principal suppliers are Masters Pharmaceutical, Inc., from which we source the majority of our supplies, Amerisource Bergen, Cardinal Health, Allison Medical, Inc., Masters Healthcare, LLC and Prescription Supply, Inc. While we source our supplies from a limited number of suppliers, we do not believe that our business is dependent on any one supplier since the products that we sell are readily available from a number of alternative suppliers.  If a supplier, even if a significant supplier such as Masters Pharmaceutical, were to no longer be available to us, we believe that we could source replacement product through one or more alternative suppliers.

Customers

We sell directly to the individual consumers of the pharmaceutical and non-pharmaceutical products that we sell.  In addition, we work with an insurance company called Atlantis Health Plan based in New York, NY as well as self-insured companies. We are not dependent on any one or any few major customers.

Seasonality

Historically, the largest amount of our net sales occurs during our fourth quarter.  As a result, we sometimes experience an increase in our shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery during this time of year.

Competition

The market for prescription and OTC health products is intensely competitive and highly fragmented.  Our competitors in the segment include chain drugstores, mail order pharmacies, pharmacy benefits managers (PBMs), mass market retailers, warehouse clubs and supermarkets. Many of these potential competitors in the market are also established organizations with greater access to resources and capital than we have. In addition, we face competition from foreign online pharmacies that can often sell drugs to U.S. residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. We also compete with Internet portals and online service providers that feature shopping services and with other online or mail-order retailers that offer products similar or the same to those that we sell.

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

Intellectual Property and Technology

We filed for a trademark on the name “HealthWarehouse.com” on August 14, 2007 with the U.S. Patent and Trademark Office, which trademark was granted with a registration date of May 19, 2009.  On February 14, 2011, we acquired the registered trademark “Hocks.com” in connection with our purchase of the online reseller business of Hocks Pharmacy Inc.  We are continuing to use the Hocks.com trademark in connection with the online sale of over-the-counter health and medical supplies.  We also rely on trade secret law and contractual restrictions to protect our intellectual property, and we do not intend to seek patent or copyright protection for our intellectual property at this time.

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

Government Regulation

Federal and state laws and regulations govern many aspects of our business and are specific to pharmacies and the sale of OTC drugs. Our pharmacy passed inspection by the Ohio State Pharmacy Board and we are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia. We ship our non-prescription products to all 50 states, the U.S. Territories, and APO/FPO military and embassy addresses.

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

The National Association of Boards of Pharmacy has also developed a program, the Verified Internet Pharmacy Practice Sites, as a model for self-regulation for online pharmacies. We believe we comply with its criteria for certification.

Employees

As of March 1, 2011, we employed 31 full-time employees and 2 part-time employees. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are good. The Company at December 31, 2010 has 7 non-contractual laborers.

Item 1A: Risk Factors.

Risks Relating to Our Business and Industry

We have a limited operating history, a history of generating significant losses, and may not be able to sustain profitability.

Old HW, which now constitutes our principal business, was formed in March 2007 and has a limited operating history upon which you can evaluate our business and prospects. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $3,691,674 for the year ended December 31, 2010 and $2,439,502 for the year ended December 31, 2009. Although our management anticipates that we should achieve operating cash flow breakeven during 2011, if our plans or assumptions change or prove to be inaccurate, we may continue to incur net losses in 2011, and possibly longer.  As a result, investors may lose all or a part of their investment.

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

If we do not attract and retain higher volumes of customers to our Internet store at a reasonable cost, we will not be able to increase our revenues or achieve consistent profitability. Our success depends on our ability to continue to convert a large number of customers from traditional shopping methods to online shopping for health and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

•	shipping charges, which do not apply to purchases made at a “brick-and-mortar” store;

•	delivery time associated with Internet orders, as compared to the immediate receipt of products at a brick-and-mortar store;

•	lack of consumer awareness of our website;

•	additional steps and delays in verifying prescriptions and ensuring insurance coverage for prescription products;

•	non-participation in the networks of some insurance carriers;

•	regulatory restrictions or reform at the state and federal levels that could affect our ability to serve our customers;

•	the general acceptance or legalization of prescription drug re-importation;

•	customer concerns about the security of online transactions, identity theft, or the privacy of their personal information;

•	product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish, or loss of, customers’ trust in buying drugstore items online;

•	inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;

•	delays in responses to customer inquiries;

•	difficulties or delays in returning or exchanging orders; and

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

Errors relating to prescriptions, dosage, and other aspects of the prescription medication could result in liability for us that our insurance may not cover. Because we distribute pharmaceutical products directly to the consumer, we are one of the most visible participants in the distribution chain and therefore have increased exposure to liability claims. Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects, and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate those effects. This counseling is in part accomplished through e-mails to our customers and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present to receive the counseling or advice or may not have provided us with all relevant information. Although we also post product information on our website, customers may not read this information. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy, or other legal theories based on our product or service offerings. Our general liability and business owners’ liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liabilities that may be imposed if any such claims were to be successful. In addition, errors by either us or our competitors may also produce significant adverse publicity either for us or for the online pharmacy industry in general, which could result in an immediate reduction in the amount of orders we receive and would harm our ability to conduct and sustain our business.

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

We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).Compliance with these obligations requires significant time and resources from our management and increases our legal, insurance and financial compliance costs. It is also time consuming and costly for us to develop and implement the internal controls and reporting procedures required by Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirements of the Sarbanes-Oxley Act,  it may preclude us from keeping our filings with the SEC current. Non-current reporting companies may be subject to various restrictions, such as the inability to be quoted on the OTC BB.  See “If we fail to remain current in our reporting requirements, we could be removed from the OTC BB, which would limit the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.”

Risks Related to Our Common Stock

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

Our common stock is illiquid, and its price has been and may continue to be volatile in the indefinite future.  Following the reverse split, which was effective for trading purposes on July 29, 2010 and through December 31, 2010, the high and low sale prices of our common stock were $4.00 and $2.00, respectively.  The price of our stock could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

Our stock trading volume may not provide adequate liquidity for investors, and the price of our common stock may fluctuate significantly.  This may make it difficult for you to resell our common stock when you want or at prices you find attractive.

Shares of our common stock are traded on the over-the-counter markets, including the OTCQB market tier for the OTC Markets Group Inc. (formerly the Pink Sheets).  The average daily trading volume in our common stock is generally less than that of larger companies whose stocks are listed on an exchange and can often be sporadic and very limited.  Given the limited and sporadic trading of our common stock, holders of our common stock may be unable to make significant sales of the common stock in a brief period of time.  In addition, our common stock may be subject to significant price swings even when a relatively small number of shares are traded.  We cannot predict the volume or prices at which our common stock will trade in the future.

Our officers, directors and 5% or greater stockholders have significant voting power.

Our executive officers, directors, and our 5% or greater stockholders beneficially own approximately 62% of our outstanding voting securities.  If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

 We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

 Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. To date, we have designated 200,000 of these shares as Series A Convertible Preferred Stock, and 625,000 of these shares as Series B Convertible Preferred Stock, leaving 175,000 shares of “blank check” preferred stock available for designation and issuance. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, which also house our pharmacy and customer service operations as well as our inventory, are located at 100 Commerce Boulevard, Cincinnati, Ohio 45140. We occupy 16,000 square feet of warehouse space under a lease with a monthly rental rate of $9,417.  The lease expired in March 2011, and we are currently on a month-to-month tenancy.

Item 3. Legal Proceedings.

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings, that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company’s financial condition or results of operations. We are not currently involved in any pending or threatened material litigation,  other material legal proceedings nor have we been made aware of any penalties from regulatory audits.

Item 4. Removed & Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are currently quoted on the OTC BB under the symbol HEWA.OB.  Our symbol prior to the closing of the Exchange and until August 5, 2009, when we changed it, was IONN.OB.

The following table sets forth the high ask and low bid prices for our common stock for the periods indicated as reported by the OTC BB.  On July 16, 2010, we effected a one (1) for twenty (20) reverse split or combination of our Common Stock (the “Reverse Split”).  The Reverse Split became effective for trading purposes on the OTC BB on July 29, 2010. All prices in the following table have been adjusted to reflect the Reverse Split.

Quarter	Year ended December 31, 2010		Year ended December 31, 2009
	High	Low	High	Low
First	$3.00	$1.20	$0.80	$0.40
Second	$4.00	$2.20	$7.00	$0.20
Third	$4.00	$2.20	$3.40	$2.20
Fourth	$4.00	$2.20	$2.80	$1.40

On April 1, 2011, the closing price of our common stock, as reported by the OTC BB, was $5.84 per share.

These bid prices represent prices quoted by broker-dealers on the OTC BB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of April 1, 2011, there were 10,577,719 shares of our common stock outstanding.

Holders

As of April 1, 2011, there were approximately 379 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

Dividends

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the future.

Recent Sales of Unregistered Securities

All recent sales of unregistered securities have been previously reported in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are a VIPPS accredited retail mail-order pharmacy and healthcare e-commerce company that sells discounted generic and brand name prescription drugs, as well as, over-the-counter (OTC) medical products. Our web address is http://www.healthwarehouse.com. At present, we sell:

•	a range of prescription drugs (we are licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia);

•	diabetic supplies including glucometers, lancets, syringes and test strips;

•	OTC medications covering a range of conditions from allergy and sinus to pain and fever to smoking cessation aids;

•	home medical supplies including incontinence supplies, first aid kits and mobility aids; and

•	diet and nutritional products including supplements, weight loss aids, and vitamins and minerals.

Our objectives are to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter and prescription medications and products. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.  For additional information see Part I Item1 page 3.

Results of Operations

The years ended December 31, 2010 compared to the year ended December 31, 2009.

	The year ended December 31, 2010	% of Revenue	The year ended December 31, 2009	% of Revenue

Revenue	$5,691,765	100.0%	$3,783,542	100.0%
Cost of sales	3,450,021	60.6%	2,635,258	69.7%
Gross profit	2,241,744	39.4%	1,148,284	30.3%
Selling, general & administrative expenses	5,303,617	93.2%	3,646,915	96.4%
Loss from operations	(3,061,873)	(53.8)%	(2,498,631)	(66.0)%
Interest income	642	0%	605	0%
Interest expense	679,330	11.9%	38,150	0.1%
Gain on litigation settlement	48,887	0.9%	-	0%
Other income (expense)	-	(0)%	96,674	2.6%
Net loss before taxes	(3,691,674)	(64.9)%	(2,439,502)	(64.5)%
Income tax expense	-	-%	-	-%
Net loss	$(3,691,674)	(64.9)%	$(2,439,502)	(64.5)%

Revenue

	The year ended December 31, 2010	% Change	The year ended December 31, 2009
Total revenue	$5,691,765	50.4%	$3,783,542

Revenues for the year ended December 31, 2010 grew to $5,691,765 from $3,783,542 for the year ended December 31, 2009. Revenues increased for the year ended December 31, 2010 compared to the prior year as a result of an increase in order volume to customers and over-the- counter products offset in part by a decrease from the sale of certain prescription products to manufacturers during the year ended December 31, 2010 compared to the year ended December 31, 2009. Higher margin prescription revenues of $2,053,902 in 2010 increased by approximately 230% from 2009 while lower margin over-the-counter revenue of $3,004,853 in 2010 declined as a percentage of total revenue from 62.2% to 52.7% for the year ended December 31, 2009.  The Company’s core business of consumer prescription fulfillment continues to grow rapidly from year to year. The Company has taken steps to increase it’s over the counter product revenue beginning on January 1, 2011 and expects that the sale of prescription products to manufacturers will continue to decline as a percentage of total revenue.

Another indicator of increased business activity was that our website attracted over 1,549,075 visits with over 5,248,524 pageviews during the year ended December 31, 2010 compared to 1,104,190 visits and 4,057,959 pageviews during the year ended December 31, 2009.

Costs and Expenses

Cost of Sales and Gross Margin

	The year ended December 31, 2010	% Change	The year ended December 31, 2009
Total cost of sales	$3,450,021	30.9%	$2,635,258
Total gross profit dollars	$2,241,744	95.2%	$1,148,284
Total gross margin percentage	39.4%	9.0%	30.4%

Total cost of sales increased to $3,450,021 for the year ended December 31, 2010 as compared to $2,635,258 for the year ended December 31, 2009 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 30.4% for the year ended December 31, 2009 to 39.4% for the year ended December 31, 2010. The improvement in gross profit margins was due primarily to the shift in product mix from primarily lower margin OTC product sales for the year ended December 31, 2009 to an increase in higher margin revenue for prescription drugs and the sale of certain prescription products to manufacturers. The Company believes that revenue for higher margin products will continue to grow at a faster rate than lower margin over the counter products.

Selling, General and Administrative Expenses

	The year ended December 31, 2010	% Change	The year ended December 31, 2009
Selling, general and administrative expenses	$5,303,617	45.4%	$3,646,915
Percentage of revenue	93.2%	(2.0)%	96.4%

Selling, general and administrative expenses increased by $1,656,702 in the year ended December 31, 2010 compared to the same period in 2009, an increase of 45.4%.  The year ended December 31, 2010, expense increases were due primarily to expenses related to the maturing of business activities including increased headcount and increases of approximately $1,196,235 for payroll, bad debt, rent, contract labor, shipping and fulfillment, and travel related expenses offset in part by a reduction in advertising expenses of $135,667 and legal expenses of $278,557 compared to the year ended December 31, 2009. In addition the recognition of $490,765 for non-cash based stock compensation expense compared to $260,319 in the year ended December 31, 2009, software engineering for $197,270 and compared to $0 in the year ended December 31, 2009 and amortization of capitalized software expenses of $100,200 for the year ended December 31, 2010 and $39,275 in the year ended December 31, 2009 due to capitalization.

The increase in payroll related expenses was due to primarily two factors: head count increase from 12 in 2009 to 29 in 2010 and the hiring of certain more highly compensated employees in 2010 compared to 2009. The increase in expenses for software engineering and amortization of software expenses compared to 2009 was due primarily to the recognition of amortization due to the launch of the Company’s web site and non-capitalizable improvements to the web site as reflected in software engineering expenses in 2010. The Company expects that selling, general and administrative expenses will continue to decline as a percentage of total revenue primarily due to increased operating efficiencies for head count, rent, and professional fees as the Company matures.

Other income (expense)

	The year ended December 31, 2010	% Change	The year ended December 31, 2009
Interest income	642	6.1%	605
Interest expense	679,330	1,680.7%	38,150
Gain on litigation settlement	48,887	(0)%	-
Other income (expense)	-	(0)%	96,674

Interest expense increased from $38,150 in the year ended December 31, 2009 to $679,330 in the year ended December 31, 2010, primarily due to the recognition of the non-cash accretion of debt discount for the year ended December 31, 2010 of $543,407 compared to $6,858 for the same period in 2009, and increased loan interest expense of $135,279 for the year ended December 31, 2010 compared to $30,686 in the prior year, primarily related to the Company’s debt financing transactions in December 2009 and May 2010.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2010 and 2009. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of December 31, 2010, the Company had $1,397,583 in cash and working capital of $1,058,984.  During the year ended December 31, 2010, the Company generated revenue of $5,691,765 and a net loss of $3,691,674.  For the year ended December 31, 2010, cash flows included net cash used in operating activities of $2,483,168, net cash used in investing activities of $151,600 and net cash provided by financing activities of $3,841,170.

Since inception, the Company has financed its operations primarily through product sales to customers, debt and equity financing agreements.  During the year ended December 31, 2010, the Company’s cash was increased by $1,206,402.  Our sources and uses of funds during this period were as follows:

For the year ended December 31, 2010, cash flows included net cash used in operating activities of $2,483,168.  This amount included a decrease in operating cash related to a net loss of $3,691,674 and an increase in accounts receivable $(507,707) due primarily to the sale of prescription products to manufacturers offset by additions for the following items; (i) amortization of debt discount, $543,407 due primarily to the debt discount related to warrants issued for two short term notes (ii) stock-based compensation expense, $490,765 for options issued during 2009 and additional options issued during 2010 (iii) depreciation and amortization, $198,836 (iv) accounts payable-related parties, $159,604 the increase was related to improved payment terms (iv) accrued expenses, $98,098 the majority of which was related to the November 8, 2010 financing. For the year ended December 31, 2009, cash flows included net cash used in operating activities of $2,810,461. This amount included a decrease in operating cash related to a net loss of $2,439,502 and additions for the following items: (i) depreciation and amortization, $122,379; (ii) stock-based compensation expense, $260,318; (iii) accounts payable, $388,279. The increase in cash used in operating activities in 2009 was primarily offset by the following decreases: (i) accounts payable-related parties, $(307,024), (ii) accounts receivable, $(265,399); (iii) prepaid expenses and other current assets, $(191,001); and (iv) inventories, $(304,268).

For the year ended December 31, 2010, net cash used in investing activities was $151,600. For the year ended December 31, 2009, net cash provided by investing activities was $854,593 and was attributable to cash received in share exchange of $1,220,520, offset by expenses paid in conjunction with share exchange of $150,000; acquisitions of property and equipment of $85,928 and website development costs of $129,999.

For the year ended December 31, 2010, net cash provided by financing activities was $3,841,170, consisting of a sale of preferred stock of $3,205,170 net of expenses paid in conjunction with the sale of approximately $145,012; and the sale of convertible notes of $150,000. For the year ended December 31, 2009, net cash provided by financing activities was $1,789,111, consisting of a sale of convertible notes of $1,200,000; sale of common stock of $50,196 and proceeds from option and warrant exercises of $23,915.

During the quarter ended December 31, 2010, the Company received net cash proceeds of approximately $3,200,000 for the sale of 349,392 shares of Series B Preferred Stock and restructured $1,000,000 in short term debt to long term. (see Note 12).   Management believes that the Company is taking certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers. Considering the new financial resources, current operating projections and additional potential funding sources, the Company believes that it should have sufficient working capital through the next fiscal year.

Management believes that if the Company needs to raise additional capital in order to meet operations and execute its business plan, it will be successful. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.  Our significant estimates include the allowance for doubtful accounts, depreciation, stock-based compensation, evaluation of warrants, debt discount and deferred tax assets, including a valuation allowance.

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

We account for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, for all stock-based payment awards is based on the estimated grant-date fair value. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model using a volatility figure derived from an index of comparable entities.  Our management will review this assumption as our trading history becomes a better indicator of value. We account for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Recently-issued Accounting Pronouncements

The information contained in Footnote 12 to the Company’s consolidated financial statements included in Item 8 to this annual report is incorporated herewith by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective as of December 31, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, and upon consideration of the material weakness discussed below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

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

As of December 31, 2010 and for the year then ended, the Company has identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB").

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

Specifically, as of December 31, 2010, the following material weaknesses existed:

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

•
Segregation of Duties: Although it has improved during the period ended December 31, 2010, we do not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements.  Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.  In addition, there were inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

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

Inherent Limitation of the Effectiveness of Internal Control

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2010, the corporate controller was relocated to the corporate offices in order to improve internal control over financial reporting and financial effectiveness. There were no other changes in our internal control over financial reporting or in other factors that have materially effected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of April 1, 2011 are as follows:

Name	Age	Position

Lalit Dhadphale	39	President, Chief Executive Officer and Director
Patrick E. Delaney	57	Chief Financial Officer, Treasurer and Secretary
Youssef Bennani	44	Director

Norman E. Corn	64	Director

Matthew Stecker	42	Director

Joseph Savarino	40	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Lalit Dhadphale co-founded HealthWarehouse.com in August 2007 and launched the company's prescription drug business in 2008. He has been President and CEO of the company since its inception and has served as Chairman of the Board of Directors since May 2009. The company has grown from start-up to publicly traded on the OTC Bulletin Board (Ticker: HEWA), servicing 180,000 customers and shipping nearly 70,000 prescriptions in 2010.  The company has acquired 50 state licenses to sell prescription medications and is 1 of only 27 VIPPS (Verified Internet Pharmacy Practice Sites) accredited pharmacies in the U.S.  HealthWarehouse.com is also a 2009 and 2010 winner of the BizRate Circle of Excellence Award for outstanding customer service and satisfaction. Earlier in his career, Lalit founded Zengine, Inc. serving as Vice President of Product Development, Chief International Officer and later as Chief Operating Officer of Zengine, Inc. from founding in 1999 through its sale in 2002. Under his day-to-day leadership, Zengine grew from start-up to $30+ million in annualized sales, achieving profitability in its second quarter as a public company in the first quarter of 2001. Prior to co-founding Zengine, Mr. Dhadphale was a co-founder of Excite Japan, where he was involved with product development, internationalization and localization of web sites and Internet products. He produced the launch of both Excite Japan and Netscape Netcenter Japan. Prior thereto, Mr. Dhadphale was International Business Development Manager for CNET, securing relationships throughout Asia and the Pacific Rim. Mr. Dhadphale received his BA degree from the University of Michigan, Ann Arbor in Japanese Language & Literature and Asian Studies.

Patrick E. Delaney became our Chief Financial Officer, Treasurer and Secretary on May 14, 2009, and served as the Chief Financial Officer of Clacendix from September 2003 to the merger date.  Prior to joining our company, from 2000 until 2003, Mr. Delaney was the President of Taracon, Inc. a privately owned independent consulting firm that provides management consulting for early and mid-stage technology and financial services companies. Mr. Delaney also served as Chief Financial Officer for two publicly traded telecommunications providers, Pointe Communications Corporation from 1993 to 2000 and Advanced Telecommunications Corporation from 1986 to 1993. Mr. Delaney has served other companies in executive capacities including RealCom Communications, Argo Communications and ACF Industries.

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

Norman E. Corn became a member of our board of directors on May 14, 2009. Mr. Corn served as Director of Clacendix from November 2005 through May 14, 2009, and served as the Chief Executive Officer of Clacendix from August 2003 to May 14, 2009. From 2000 until 2003, Mr. Corn was Executive Vice President of Liquent, Inc., a Pennsylvania-based software company that provides electronic publishing solutions, focused on the life sciences industry. Mr. Corn also served from 1994 to 2000 as CEO of TCG Software, Inc., an offshore software services organization providing custom development to large corporate enterprises in the United States. Over the course of his career, Mr. Corn has led other companies, including Axiom Systems Group, The Cobre Group, Inc., The Office Works, Inc. and Longview Results, Inc., and spent the early part of his career in sales, marketing and executive positions at AT&T and IBM.  Mr. Corn’s combination of both small and large business experience provides the Company a skill set which should be invaluable as it grows. Since the merger of Healthwarehouse.com and Clacendix, Mr. Corn has been consulting with clients and partnering with accounting and legal firms supporting their clients in both turnaround and growth situations.

Matthew Stecker became a member of our board of directors on December 8, 2010. Since 2009 through present, Mr. Stecker is the CEO and President of Livewire Mobile, a leading provider of managed personalization services for mobile operators. From 2005 - 2009, Mr. Stecker was Principal and Vice President of The Management Network group. Under the Certificate of Designation designating the rights and privileges of the Company’s Series B Preferred Stock, the holders of the Company’s Series B Preferred Stock have the right to designate or elect one of the Company’s directors (the “Series B Director”).  The holders of a majority of the Company’s outstanding Series B Preferred shares have designated Mr. Stecker as the initial Series B Director.

Joseph Savarino became a member of our board of directors on December 22, 2010.  Mr. Savarino is a partner of Carpeturn.com, Inc. since June 2010, which provides flooring materials and services to the multi-family housing industry.  Mr. Savarino was engaged in select internet consulting projects during 2002 through June 2010, and has prior experience in sales, business development and market research positions. Mr. Savarino was the President and Chief Executive Officer of Zengine Inc., a public company that was a sell-side e-business software and service provider, from 1998 until its sale in 2002.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are appointed annually by the board of directors and serve at the discretion of the board.

Committees of the Board of Directors

Our board of directors had previously established an audit committee and a compensation committee, and a nominating committee. In conjunction with the Exchange, we disbanded these committees. On April 8, 2010, our board of directors by written consent recreated an audit committee and during 2011 the Board expects to recreate a compensation committee, in compliance with established corporate governance requirements.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller. A copy of the Company's code of ethics will be provided free of charge, upon written request to 100 Commerce Boulevard, Cincinnati, Ohio 45140, and our telephone number is (513) 618-0913.

Indebtedness of Directors and Executive Officers

None of our executive officers or directors, or their respective associates or affiliates, is indebted to us.

Legal Proceedings

As of April 1, 2011, there were no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(a) of the Exchange Act

Matthew Stecker, a director, failed to timely file a Form 4 with respect to the grant to him of options to purchase 30,000 shares of common stock on December 8, 2010.  The Form 4 was filed one day late.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
Lalit Dhadphale	2010	92,434	142,606	323,726	(1)	0		558,766
President and Chief	2009	59,982	0	48,487	(1)	0		108,469
Executive Officer

Norman E. Corn (2)	2010	0	0	0	(1)	0	(3)	0
former Chief	2009	42,000	0	71,372	(1)	2,150	(3)	115,522
Executive Officer

Patrick E. Delaney	2010	81,625	0	0	(1)	1,948	(3)	83,573
Chief Financial	2009	90,000	0	76,468	(1)	5,700	(3)	172,168
Officer, Treasurer
and Secretary

Kip Ferguson	2010	121,538	0	0	(1)	0		121,538
Pharmacist

(1)           The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal years ended December 31, 2010 and 2009 in accordance with ASC Topic 718. The assumptions we used to calculate these amounts are discussed in the notes to our consolidated financial statements included in this report on Form 10-K.

(2)           Mr. Corn resigned as an officer of our company on May 14, 2009.  He continues to serve as a director.

(3)           Includes life insurance and disability insurance premiums paid by Company for executives.

Narrative Disclosure to the Summary Compensation Table

On May 15, 2009, we awarded Mr. Corn 210,900 non-qualified stock options to purchase common stock at $0.80 per share. One-half of these stock options vested on the grant date and have a five year term.  The remainder of the stock options granted vest 33⅓% on the first anniversary of the grant date, and then 8⅓% on the last day of each calendar quarter beginning June 30, 2010, and have a ten year term.

In connection with the closing of the Exchange, effective May 15, 2009, we adjusted Mr. Delaney’s compensation to an annualized base salary of $84,000. Mr. Delaney remains eligible to receive reimbursement for medical benefits and life and disability insurance, as well as reimbursement for reasonable business expenses.

On May 15, 2009, we awarded Mr. Delaney 210,900 incentive stock options to purchase common stock at $0.80 per share. One-half of these stock options vested on the grant date, and have a five year term.  The remainder of the stock options granted vest 33⅓% on the first anniversary of the grant date, and then 8⅓% on the last day of each calendar quarter beginning June 30, 2010, and have a ten year term.

On November 11, 2009, we awarded Mr. Delaney 100,000 incentive stock options to purchase common stock at $2.50 per share, all of which have a ten year term.  These options vest in equal annual installments on November 11, 2010, November 11, 2011 and November 11, 2012.

On May 20, 2009, we awarded Mr. Dhadphale 250,000 incentive stock options to purchase common stock at $2.20 per share, all of which have a five year term.  These options vest in equal annual installments on May 20, 2010, May 20, 2011 and May 20, 2012.

On October 14, 2010, we awarded Mr. Dhadphale 250,000 incentive stock options to purchase common stock at $3.03 per share, all of which have a five year term.  These options vest in equal annual installments on October 14, 2011, October 14, 2012, and October 14, 2013.

On October 14, 2010, we increased the annual base salary of Mr. Dhadphale to $250,000 effective October 1, 2010, and granted Mr. Dhadphale a discretionary bonus of $86,000, to be paid in 12 equal monthly installments.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards outstanding at December 31, 2010, for each of the executive officers named in the Summary Compensation Table above:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Lalit Dhadphale	83,333	(1)	166,667	(1)	—	2.20	5/20/14
Chief Executive Officer and President	—		250,000	(2)		3.03	10/14/15

Norman E. Corn	12,500	(4)	—		—	3.60	1/23/11
former Chief	105,450	(5)	—		—	0.80	5/15/14
Executive Officer (2)	61,511	(6)	43,939	(6)	—	0.80	5/15/19
	—
Patrick E. Delaney	12,500	(4)	—		—	3.60	1/23/11
Chief Financial	105,450	(5)	—			0.80	5/15/14
Officer and	61,511	(6)	43,939	(6)		0.80	5/15/19
Treasurer	33,333	(7)	66,667	(7)		2.50	11/11/19

(1)           Options vested 33⅓% on May 20, 2010, and then vest 33⅓% on each of May 20, 2011 and May 20, 2012.

(2)           Options vest 33⅓% on each of October 14, 2011, October 14, 2012 and October 14, 2013.

(3)           Mr. Corn resigned as an officer of our Company on May 14, 2009.  He continues to serve as a director.

(4)           Options vested 34% on 12 months from date of grant, and then vested in 8 equal installments of 8.25% at the end of every three month period following the 12 month anniversary of the grant date.

(5)           All options were fully vested as of the grant date.

(6)           Options vested 33⅓% on May 15, 2010, and then vest 8⅓% on the last day of each calendar quarter beginning June 30, 2010.

(7)           Options vested 33⅓% on November 11, 2010, and then vest 33⅓% on each of November 11, 2011 and November 11, 2012.

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

Director Compensation

We expect to compensate non-management directors primarily through stock option or restricted stock grants under our stock option plans.  At this time, we grant non-management directors options to purchase 30,000 shares upon their initial election to the board, and options to purchase 15,000 shares on an annual basis for serving on the board.  Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they may serve on.

The table below summarizes the compensation we paid to non-management directors for the fiscal year ended December 31, 2010.

Name	Option Awards ($) (2)	Total ($)
Matthew Stecker (1)	51,316	51,316

(1)           Mr. Stecker was elected to our Board effective December 8, 2010.  In connection with his election, we granted Mr. Stecker options to purchase 30,000 shares of our common stock, at an exercise price of $3.75 per share, and with a term of ten years.  The options vest 33⅓% on each of December 8, 2011, December 8, 2012, and December 8, 2013.

(2)           The amounts in the “Option Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for stock options for the fiscal year ended December 31, 2010 in accordance with ASC Topic 718.

Equity Compensation Plan Information

On May 15, 2009, we adopted our 2009 Incentive Compensation Plan (the 2009 Plan). The total number of shares of common stock that may be subject to the granting of awards under the 2009 Plan is 2,700,000, plus 181,425 shares that remained available on May 15, 2009 under our 2006 Stock Option Plan.  The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of our company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Board, except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Board, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant. As of December 31, 2010, stock options to purchase up to 1,971,300 shares of common stock have been awarded under the 2009 Plan, with exercise prices ranging from $0.80 to $3.75 per share, of which approximately 660,000 are exercisable. All of these options have a five or ten year term.

In January 2006, we adopted our 2006 Stock Option Plan (the 2006 Plan).  The aggregate number of shares of common stock for which options may be granted under the 2006 Plan was 200,000.  Effective May 15, 2009, the 181,425 shares that remained available under the 2006 Plan were incorporated into the 2009 Plan. Accordingly, there will be no more issuances under the 2006 Plan. The maximum number of options which could be granted to an employee during any calendar year under the 2006 Plan was 15,000.  The term of these non-transferable stock options could not exceed ten years. The exercise price of these stock options could not be less than 100% (110% if the person granted such options owned more than ten percent of the outstanding common stock) of the fair value of one share of common stock on the date of grant.  As of December 31, 2010, 12,500 options are outstanding under the 2006 Plan, with an exercise price of $3.60 per share, all of which are exercisable.

In June 1998, we adopted our 1998 Stock Option Plan (the 1998 Plan). The aggregate number of shares of common stock for which options may be granted under the 1998 Plan is 150,000. The maximum number of options which may be granted to an employee during any calendar year under the 1998 Plan is 20,000. The term of these non-transferable stock options may not exceed ten years.  The exercise price of these stock options may not be less than 100% (110% if the person granted such options owns more than ten percent of our outstanding common stock) of the fair value of one share of common stock on the date of grant. As of December 31, 2010, 12,500 options are outstanding under the 1998 Plan, with an exercise price of $3.60 per share, all of which are exercisable.  The 1998 Plan terminated on June 16, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,996,300	(1)	$2.14	910,125	(2)

Equity compensation plans not approved by security holders (3)	1,915,340		$2.79	-0-

Total	3,911,640		$2.47	910,125

(1)
Includes options to purchase 1,971,300 shares of our Common Stock granted under our 2009 Incentive Compensation Plan (the “2009 Plan”), options to purchase 12,500 shares of our Common Stock granted under our 2006 Stock Option Plan (the “2006 Plan”), and options to purchase 12,500 shares of our Common Stock granted under our 1998 Stock Option Plan, with exercise prices ranging from $0.80 to $3.75 per share.

(2)
Remaining shares available as of December 31, 2009 for future issuance under our 2009 Plan (including 181,425 shares that remained available on May 15, 2009 under our 2006 Plan and that are now available for issuance under our 2009 Plan).

(3)	Description of equity compensation plans not approved by security holders:

On December 15, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (“HWH”).  Under the terms of the Loan Agreement, we borrowed $515,000 from HWH on December 15, 2009, and we borrowed an additional $500,000 from HWH on May 3, 2010 (together, the “Loans”). The proceeds of the Loans were used by us for working capital purposes.  The Loans bore interest at the rate of 12% per annum, payable at maturity.  The maturity date of each Loan was one year from the date of the Loan.  The Loans were repaid by us in connection with the 2010 Private Placement described below.  In consideration of the Loans, we granted HWH warrants to purchase 625,000 shares of our Common Stock at a purchase price of $1.60 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The warrants contain customary anti-dilution and purchase price adjustment provisions.  The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws.  In November 2010, HWH transferred warrants to purchase 312,500 shares of our Common Stock to Milfam I., L.P., a Georgia limited partnership.

In consideration for providing investment banking services in connection with the Loans, we granted Kaufman Bros., L.P., warrants to purchase 18,750 shares of our Common Stock at a purchase price of $1.60 per share.  The Kaufman Bros. warrants have the same terms and conditions as HWH’s warrants.

On November 8, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement” with four accredited investors (the “Investors”) and sold certain securities to the Investors in a non-public offering under Section 4(2) and under Rule 506 of Regulation D under the Securities Act of 1933 (the “2010 Private Placement”).  Under the terms of the Purchase Agreement, we sold a total of 365,265 newly authorized shares of $0.001 par value Series B preferred stock (the “Series B Preferred Stock”) to the Investors at $9.45 per share, for an aggregate price of approximately $3,450,000.  Each share of the Series B Preferred Stock may be converted at any time, in whole or in part, into five shares of our Common Stock, as adjusted.  We also entered into a separate Loan and Security Agreement dated November 8, 2010 with two of the Investors (the “2010 Loan Agreement”).  Under the terms of the 2010 Loan Agreement and the Purchase Agreement, we sold convertible promissory notes to those Investors in the aggregate principal amount of $1,000,000 (the “Convertible Notes”). The Convertible Notes bear interest at the rate of 7% per annum compounded annually.  The principal amount and all accrued interest on the Convertible Notes are payable on December 31, 2012, or earlier on an event of default or a sale or liquidation of the Company.  The principal amount and accrued interest on the Convertible Notes may be converted at any time into shares of Series B Preferred Stock at a conversion price of $9.45 per share, as adjusted.     We intend to use the net proceeds from the 2010 Private Placement to expand our online presence, upgrade our technology infrastructure, and pay existing indebtedness and accrued expenses, and for general working capital purposes.  Under the terms of the Purchase Agreement, we also issued warrants to the Investors, prorata to their investment amounts, to purchase an aggregate of 1,271,590 shares of our Common Stock at an exercise price of $3.00 per share (the “Warrants”). Each Warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The warrants contain customary anti-dilution and purchase price adjustment provisions.  The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our Common Stock as of March 10, 2011 by: (a) each current director; (b) each executive officer; (c) all of our current executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our Common Stock.

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
5% or Greater Stockholders:

Cape Bear Partners, LLC (4)	1,302,540	12.3%
Jason Smith (5)	1,369,333	12.8%
Karen Singer (6)	1,991,728	15.9%
Lloyd I. Miller III (7)	1,991,728	15.9%
John C. Backus and Todd L. Hixon Group(8)	1,623,024	15.3%

Executive Officers and Directors:

Lalit Dhadphale (9)	2,046,720	19.2%
Patrick E. Delaney (10)	215,331	2.0%
Youssef Bennani (11)	50,000	*
Norman E. Corn (12)	189,578	1.8%
Matthew Stecker (13)	-0-	0%
Joseph Savarino (14)	109,948	1.0%
All executive officers and directors as a group (6 persons)	2,611,577	23.5%
* Less than 1.0%

(1)	The address of each officer and director is c/o HealthWarehouse.com, Inc., 100 Commerce Boulevard, Cincinnati, Ohio 45140.

(2)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire those shares within 60 days after March 10, 2011, by the exercise of any warrant, stock option, convertible note,  or other right.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)
Applicable percentages are based on 10,577,719 shares of Common Stock outstanding on March 10, 2011, adjusted as required by rules promulgated by the SEC.    Does not include 368,862 shares of Series B Preferred Stock outstanding on March 10, 2011, which shares are convertible into 1,844,300 shares of Common Stock.  The shares of Common Stock and shares underlying convertible preferred stock, convertible notes, and stock options or warrants are deemed outstanding for purposes of computing the percentage of the person holding such convertible preferred stock, convertible notes, and/or stock options or warrants but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Lynn Peppel is the Managing Member of Cape Bear Partners LLC and has sole voting and investment power over the shares owned by Cape Bear Partners LLC. Cape Bear Partners LLC’s address is 703 Solana Shores Drive, Apt 406B Cape Canaveral, Fl 32920

(5)
Includes (i) 1,252,667 shares owned by Rock Castle Holdings, LLC, (ii) stock options to purchase 33,333 shares of Common Stock held by Jason Smith, and (iii) stock options to purchase 83,333 shares of Common Stock held by Rock Castle.  Does not include stock options to purchase 66,667 and 166,667 shares of Common Stock held by Jason Smith and Rock Castle, respectively, that are not currently exercisable.  As the Manager of Rock Castle, Jason Smith has sole dispositive and voting power with respect to the securities owned by Rock Castle.  Rock Castle Holdings, LLC’s address is 6434 Hamilton Mason Road Hamilton , Ohio 45069.

(6)
Includes (i) warrants to purchase 898,308 shares of Common Stock, (ii) 165,774 shares of Series B Preferred Stock convertible into 828,870 shares of Common Stock, and (iii) a convertible note in the amount of $500,000 convertible into 264,550 shares of Common Stock.  The securities described above are owned by HWH Lending, LLC, a Delaware limited liability company (“HWH”).  Ms. Singer is the sole trustee of The Singer Children’s Management Trust (the “Trust”).  The Trust is the sole member of HWH.  As the trustee of the Trust, Ms. Singer has sole dispositive and voting power with respect to the securities owned by HWH.  Ms. Singer’s address is 212 Vaccaro Drive, Cresskill, NJ 07626. The information in this Note 6 is based on the information contained in the Schedule 13D filed with the SEC by Ms. Singer on November 18, 2010.

(7)
Includes (i) warrants to purchase 898,308 shares of Common Stock, (ii) 165,774 shares of Series B Preferred Stock convertible into 828,870 shares of Common Stock, and (iii) a convertible note in the amount of $500,000 convertible into 264,550 shares of Common Stock.  The securities described above are owned by Milfam I L.P., a Georgia limited partnership (“Milfam L.P.”)  Milfam LLC, an Ohio limited liability company (“Milfam LLC”) is the general partner of Milfam L.P.  Mr. Miller is the manager of Milfam LLC.  As the manager of Milfam LLC, Mr. Miller has sole dispositive and voting power with respect to the securities owned by Milfam L.P.  Mr. Miller’s address is 4550 Gordon Drive, Naples FL 34102. The information in this Note 7 is based on the information contained in the Schedule 13D filed with the SEC by Mr. Miller on November 18, 2010.

(8)
Consists of (i) 1,548,143 shares owned by New Atlantic Venture Fund III, L.P., a Delaware limited partnership (“NAV”), (ii) 57,519 shares owned by New Atlantic Entrepreneur Fund III, L.P., a Delaware limited partnership (“NAE”), and (iii) 17,362 shares owned by NAV Managers Fund, LLC, a Delaware limited liability company (“NAV Managers”).  New Atlantic Fund III, LLC, a Delaware limited liability Company (“NAF”), is the general partner of NAV and NAE.  Each of NAV, NAE and NAV Managers has shared voting and dispositive power over the shares owned by such entity.

John C. Backus is a managing member of NAV, NAE and NAF, and is a member of NAV Managers.  As such, Mr. Backus has shared voting and dispositive power over the 1,623,024 shares owned in total by NAV, NAE, and NAV Managers.

Todd L. Hixon is a managing member of NAV, NAE and NAF, and is a member of NAV Managers.  As such, Mr. Hixon has shared voting and dispositive power over the 1,623,024 shares owned in total by NAV, NAE, and NAV Managers.

Scott M. Johnson is a managing member of NAV, NAE and NAF.  As such, Mr. Johnson has shared voting and dispositive power over the 1,605,662 shares owned in total by NAV and NAE.

Thanasis Delistathis is a managing member of NAV, NAE and NAF.  As such, Mr. Delistathis has shared voting and dispositive power over the 1,605,662 shares owned in total by NAV and NAE.

As the general partner of NAV and NAE, NAF has shared voting and dispositive power over the 1,605,662 shares owned in total by NAV and NAE.

The business address for NAV, NAE, NAV Managers, NAF, John C. Backus, Todd C. Hixon, Scott M. Johnson and Thanasis Delistathis is 11911 Freedom Drive, Suite 1080, Reston, VA 20190.

The information in this Note 8 is based on the information contained in the Schedule 13D filed with the SEC by the John C. Backus and Todd L. Hixon group on January 6, 2011.

(9)	Includes stock options to purchase 83,333 shares of Common Stock. Does not include stock options to purchase 416,667 shares of Common Stock that are not currently exercisable.

(10)	Includes stock options to purchase 209,081 shares of Common Stock. Does not include stock options to purchase 101,819 shares of Common Stock that are not currently exercisable.

(11)	Includes stock options to purchase 50,000 shares of Common Stock. Does not include stock options to purchase 115,000 shares of Common Stock that are not currently exercisable.

(12)	Includes stock options to purchase 175,748 shares of Common Stock. Does not include options to purchase 50,152 shares of Common Stock that are not currently exercisable.

(13)	Does not include stock options to purchase 30,000 shares of Common Stock that are not currently exercisable.

(14)	Does not include stock options to purchase 30,000 shares of Common Stock that are not currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Lalit Dhadphale, our President and Chief Executive Officer, and Cape Bear Partners LLC, the beneficial owner of 12.3% of our Common Stock, guaranteed Old HW’s obligations under certain Old HW convertible promissory notes with an original principal value of approximately $1,200,000, which notes we assumed in connection with the Exchange. The guarantees state that Mr. Dhadphale and Cape Bear Partners LLC each guarantee the full payment of principal and interest under the notes. The guarantees terminate with respect to each note upon the earlier of repayment of principal and interest under each note or conversion of the note to equity. In the event of note conversion, the guarantees remain in place with respect to any interest due and unpaid through the date of conversion until that interest has been paid. During the fourth quarter of 2009 and during 2010, the holders of notes in an aggregate principal amount of $1,000,000 elected to convert their notes.  The maximum principal exposure of each of Mr. Dhadphale and Cape Bear Partners LLC pursuant to the guarantees as of December 31, 2010 is $200,000, plus interest. On January 5, 2011, the remaining convertible note balance of $200,000 was converted plus all accrued interest was paid eliminating any exposure for each of Mr. Dhadphale and Cape Bear Partners LLC pursuit to the guarantees.

On December 15, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (“HWH”).  Under the terms of the Loan Agreement, we borrowed $515,000 from HWH on December 15, 2009, and we borrowed an additional $500,000 on May 3, 2010 (together, the “Loans”).  The proceeds of the Loans were used by us for working capital purposes.  The Loans were evidenced by promissory notes (the “Notes”), and bore interest at the rate of 12% per annum, payable at maturity.  The maturity date of each Loan was one year from the date of the Loan.  The Loans could be prepaid in whole or in part at any time by us without penalty, upon 15 days notice.  Lalit Dhadphale, our President and Chief Executive Officer, personally guaranteed our payment and other obligations under the Loan Agreement and the Notes.  Mr. Dhadphale also entered into a Lock-up Agreement with HWH prohibiting Mr. Dhadphale from selling or transferring 625,000 shares of our common stock until the Loans are repaid in full, subject to certain exceptions, such as gifts.  We prepaid the Loans in full on November 8, 2010, and Mr. Dhadphale’s personal guaranty and the Lock-Up were terminated.

As of March 10, 2011, Jason Smith is the beneficial owner of 1,369,333 shares, or 12.8% of our Common Stock, of which 33,333 shares are beneficially owned by him directly, and 1,336,000 shares are beneficially owned by Rock Castle Holdings, LLC (“Rock Castle”).  As the Manager of Rock Castle, Jason Smith has sole voting and dispositive power over the shares owned by Rock Castle and, as such, is deemed to beneficially own such shares.

We are a party to oral consulting agreements with Jason Smith and Rock Castle under which Jason Smith and affiliates of Rock Castle provide purchasing and advisory services to us. Pursuant to these consulting agreements, on May 20, 2009, we granted to Jason Smith and Rock Castle, respectively, non-qualified options to purchase 100,000 and 250,000 shares of our common stock, all with a ten year term. These options vest in equal annual installments on May 20, 2010, May 20, 2011 and May 20, 2012.  The consulting agreements are terminable at will.

The Company occupies approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with Masters Healthcare, LLC, an entity that is also controlled by Jason Smith. The sublease currently has a monthly rental rate of $9,417, through March 2011, its expiration date.   The rent expense under the sublease for the years ended December 31, 2010 and December 31, 2009 was $113,004 and $93,750, respectively. We are currently on a month-to-month tenancy.

Jason Smith is also the son of Dennis Smith, the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers.  We purchased from Masters Pharmaceutical, Inc., $959,847 and $1,342,997 of supplies, representing approximately 29% and 49% of total purchases during the years ended December 31, 2010 and 2009, respectively. Accounts payable due to Masters Pharmaceutical, Inc. at December 31, 2010 and 2009 was $215,858 and $24,969, respectively. At December 31, 2010, we also had accrued interest expense due to Masters Pharmaceutical, Inc. of $17,000.  Wayne A. Corona, formerly our Secretary and a member of our board of directors, is Vice President of Business Development at Masters Pharmaceutical, Inc.

For the year ended December 31, 2010 and 2009, sales to Masters Pharmaceuticals were approximately 8.76% and 4.27%, respectively, of net sales.

On April 29, 2009, as a part of the Old HW private financing completed before the Exchange, we issued to Wayne A Corona, formerly our Secretary and a member of our board of directors, $75,000 in principal amount of convertible promissory notes convertible into 49,551 shares of our Common Stock in consideration of $75,000 in cash.  On the same date, we issued to MKW Partners, LLC, of which Mr. Corona is the Manager, $50,000 in principal amount of convertible promissory notes convertible into 33,032 shares of our Common Stock in consideration of $50,000 in cash.  Mr. Corona and MKW Partners elected to convert these notes in the fourth quarter of 2009, and received an aggregate of 82,583 shares of our Common Stock in exchange.

On April 30, 2009, also as a part of such Old HW private financing, we issued to Kip Ferguson, the brother of a former Old HW director, Ron Ferguson, $25,000 in principal amount of convertible promissory notes convertible into 16,520 shares of our Common Stock in consideration of $25,000 in cash.  Mr. Ferguson elected to convert his note in the fourth quarter of 2009, and received 16,520 shares of our Common Stock in exchange.

On May 8, 2009, also as a part of such Old HW private financing, we issued to Rock Castle $300,000 in principal amount of convertible promissory notes convertible into 198,180 shares of our Common Stock in consideration of $300,000 in cash.  Rock Castle elected to convert its promissory note in the fourth quarter of 2009, and received 198,180 shares of our Common Stock in exchange.

On May 20, 2009, we granted Mr. Corona non-qualified options to purchase 250,000 shares of our common stock, all with a five year term.  These options would have vested in equal annual installments on May 20, 2010, May 20, 2011 and May 20, 2012.  These options terminated on November 9, 2009, the date Mr. Corona resigned from our Board.

Ron Ferguson, a former Old HW director, has guaranteed Old HW’s obligations to supplier Prescription Supply Inc.  Mr. Ferguson is the spouse of Diane Ferguson, a stockholder of our company.  The guarantee, and Mr. Ferguson’s maximum exposure under the guarantee, does not have a fixed dollar limit.  As of December 31, 2010 and 2009, there was $0 and $6,172, respectively, due to Prescription Supply Inc.

During the year ended December 31, 2010, a former director advanced $521,000 in short term financing to the Company.  A payment of $535,000 was made during the year ended December 31, 2010. During the year ended December 31, 2009, a former director advanced $25,000 in short term financing to the Company.  A payment of $25,000 was made during the year ended December 31, 2009.

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

The following table presents fees for professional services rendered by the Company’s principal accountants.  Prior to May 14, 2009, Clark Schaeffer Hackett LLP served as principal accountants. Marcum LLP, formerly known as Marcum & Kliegman LLP (“Marcum”) became our principal accountant on May 14, 2009 the table below represents amounts billed for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2010, and December 31, 2009, and fees billed for other services rendered by our principal accountants during those periods.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Audit Fees (1)	$118,178	$95,628
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-

(1)           Audit fees were principally for audit work performed on our annual financial   statements and review of our interim financial statements.

(2)           There were no “audit-related services” during the period.

(3)           There were no “tax services” during the period.

(4)           There were no “other services” during the period.

An audit committee was formed on April 8, 2010 (see item 10 of this report). During the year ended December 31, 2010, the Audit Committee met to review and approve the filing of forms 10K and 10Q. All audit and non-audit services performed by Marcum were pre-approved by the Board of Directors. During the year ended December 31, 2009, the Company did not have an audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Exhibits:

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

2.2	Asset Purchase Agreement, dated February 14, 2011, among Hocks Acquisition Corporation, and Hocks Pharmacy, Inc. and its shareholders (16)

2.3	Merger Agreement dated February 14, 2011, among HealthWarehouse.com, Inc., Hocks Acquisition Corporation, Hocks Pharmacy, Inc. and its shareholders, and Hocks.com, Inc. (16)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005 (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008 (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008 (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009 (5)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 16, 2010 (13)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law (14)

3.7	Amended and Restated By-Laws of the Company (14)

4.1	Form of Old HW Convertible Promissory Note (11)

4.2	Senior Secured Promissory Note dated December 15, 2009 in the principal amount of $515,000 payable by the Company to the order of HWH Lending, LLC (7)

4.3	Senior Secured Promissory Note dated May 3, 2010 in the principal amount of $500,000, payable by the Company to the order of HWH Lending, LLC (12)

4.4	Warrant to Purchase 156,250 Shares of the Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and Issued to HWH Lending, LLC, as Lender *

4.5	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to HWH Lending, LLC as Lender *

4.6	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. *

4.7	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. *

4.8	Form of Common Stock Purchase Warrant (14)

4.9	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of Milfam I L.P. (14)

4.10	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of HWH Lending, LLC (14)

10.1	1998 Stock Option Plan of the Company (6) +

10.2	2000 Stock Option Plan of the Company (2) +

10.3	2006 Stock Option Plan of the Company (2) +

10.4	Form of Incentive Stock Option Agreement under 2006 Stock Option Plan of the Company (8) +

10.5	Old HW Convertible Promissory Note Subscription Agreement (11)

10.6	Old HW Convertible Promissory Note and Warrants to Purchase Common Stock Subscription Agreement (11)

10.7	2009 Incentive Compensation Plan (9) +

10.8	Form of Stock Option Agreements under 2009 Incentive Compensation Plan (11) +

10.9	Loan and Security Agreement dated December 15, 2009 among HealthWarehouse.com, Inc. and Hwareh.com, Inc. as Borrowers, and HWH Lending LLC, as Lender (7)

10.10	Securities Purchase Agreement dated November 8, 2010 (14)

10.11	Loan and Security Agreement dated November 8, 2010 among HealthWarehouse.com, Inc. and Hwareh.com, Inc., as Borrowers, and HWH Lending, LLC and Milfam I L.P. as Lenders (14)

10.12	Commercial Sublease Agreement between the Company and Masters Healthcare, LLC dated effective April 1, 2008, as amended by a First Amendment dated effective June 1, 2009 (15)

21.1	Subsidiaries of the Registrant *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith.

+	Denotes Management Compensatory Plan or Contract.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2009.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K SB filed on March 29, 2006.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2009.

(4)	Incorporated by reference to the Company’s Annual Report Amendment on Form 10-KA filed on May 14, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2009.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 22, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2006.

(9)	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on May 26, 2009.

(10)	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on August 17, 2009.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2010.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2010.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2010.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2010.

(15)	Incorporated by reference to the Company’s Amendment No. 1 on Form 10-K/A filed on November 30, 2010.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2011	HEALTHWAREHOUSE.COM, INC.

	By:	/s/ Lalit Dhadphale
Lalit Dhadphale
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lalit Dhadphale
Lalit Dhadphale	President, Chief Executive Officer and Director	April 15, 2011
(principal executive officer)

/s/ Patrick E. Delaney
Patrick E. Delaney	Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)	April 15, 2011

/s/ Youssef Bennani
Youssef Bennani	Director	April 15, 2011

/s/ Norman E. Corn
Norman E. Corn	Director	April 15, 2011

Matthew Stecker	Director	April 15, 2011

Joseph Savarino	Director	April 15, 2011

Healthwarehouse.com, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

Page(s)

Report of Independent Registered Public Accounting Firm	50

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	51

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	52

Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31, 2010 and 2009	53

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	54

Notes to Consolidated Financial Statements	55-71

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders of
Healthwarehouse.com, Inc.

We have audited the accompanying consolidated balance sheets of Healthwarehouse.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthwarehouse.com, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, NY
April 15, 2011

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets

Current assets
Cash	$1,397,583	$191,181
Accounts receivable, net	604,524	277,716
Inventories	374,519	388,748
Employee advances	51,429	-
Prepaid expenses and other current assets	126,708	190,999
Total current assets	$2,554,763	$1,048,644

Property and equipment, net	320,328	318,793
Website development costs, net of accumulated amortization of $139,475 and $39,275, respectively	60,921	161,121

Total assets	$2,936,012	$1,528,558

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable – related parties	$232,858	$73,254
Accounts payable – trade	807,481	802,607
Accrued expenses and other current liabilities	240,098	72,766
Convertible notes, net of deferred debt discount of $9,658 and $0, respectively	215,342	-
Note payable, net of deferred debt discount of $0 and $157,713, respectively	-	357,287
Total current liabilities	$1,495,779	$1,305,914

Convertible notes payable, net of deferred debt discount of $600,354 and $30,737, respectively	399,646	594,263

Total liabilities	$1,895,425	$1,900,177

Commitments and contingencies

Stockholders’ equity (deficiency)
Convertible preferred stock - Series A – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; 0 and 107,501 shares issued, and outstanding respectively (aggregate liquidation preference $0)	-	108
Convertible preferred stock - Series B – par value $.001 per share; authorized 1,000,000 shares; 625,000 shares designated Series B; 365,265 and 0 shares issued, and outstanding respectively (aggregate liquidation preference $3,451,754)	365	-
Common stock – par value $.001 per share; authorized 50,000,000 shares; 10,278,934 and 9,881,767 shares issued and outstanding	10,279	9,882
Additional paid-in capital	9,540,036	2,735,851
Accumulated deficit	(8,510,093)	(3,117,460)
Total stockholders’ equity (deficiency)	1,040,587	(371,619)
Total liabilities and stockholders’ equity (deficiency)	$2,936,012	$1,528,558

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Net sales	$5,691,765	$3,783,542

Cost of sales	3,450,021	2,635,258
Gross profit	2,241,744	1,148,284

Operating expenses:

Selling, general and administrative expenses	5,303,617	3,646,915

Loss from operations	(3,061,873)	(2,498,631)

Other income (expense):
Interest income	642	605
Interest expense	(679,330)	(38,150)
Gain on litigation settlement	48,887	-
Other income (expense)	-	96,674
Total other income (expense)	(629,801)	59,129

Net loss	$(3,691,674)	$(2,439,502)

Series B Convertible Preferred Stock:
Contractual dividends	(33,992)	-
Deemed dividends - beneficial conversion feature	(1,666,967)	-

Loss attributable to common stockholders	$(5,392,633)	$(2,439,502)

Per share data:
Net loss per common share from operations - Basic and diluted	$(0.37)	$(0.28)
Series B convertible preferred stock contractual dividends	$(0.00)	$(0.00)
Series B convertible preferred stock deemed dividends	$(0.17)	$(0.00)
Net loss attributable to common stockholders per share – basic and diluted	$(0.54)	$(0.28)

Weighted average number of common shares outstanding - Basic and diluted	10,068,575	8,884,844

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Cash flows from operating activities
Net loss	$(3,691,674)	$(2,439,502)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	180,899	-
Depreciation and amortization	198,836	122,379
Stock-based compensation	490,765	260,318
Amortization of deferred debt discount	543,407	21,574
Extinguishment of debt	-	(96,069)
Gain on litigation settlement	(48,887)	-
Changes in operating assets and liabilities:
Accounts receivable	(507,707)	(265,399)
Inventories	14,229	(304,268)
Prepaid expenses and other current assets	64,291	(191,001)
Accounts payable – trade	14,973	388,279
Accounts payable – related parties	159,604	(307,024)
Accrued expenses and other current liabilities	98,098	252
Net cash used in operating activities	(2,483,166)	(2,810,461)

Cash flow from investing activities
Cash received in share exchange	-	1,220,520
Acquisition of property and equipment	(100,171)	(85,928)
Employee advances	(51,429)	-
Expenses paid in conjunction with share exchange	-	(150,000)
Website development costs	-	(129,999)
Net cash (used in) provided by investing activities	(151,600)	854,593

Cash flows from financing activities
Proceeds from notes payable	500,000	515,000
Proceeds from sale of common stock	-	50,196
Proceeds from option/warrant exercises	-	23,915
Proceeds from issuance of convertible notes	150,000	1,200,000
Proceeds from issuance of convertible preferred stock, net	3,205,168	-
Advances from former director	521,000	25,000
Repayment of advances from former director	(535,000)	(25,000)
Net cash provided by financing activities	3,841,168	1,789,111

Net increase (decrease) in cash	1,206,402	(166,757)

Cash - beginning of year	191,181	357,938

Cash - end of year	$1,397,583	$191,181

Cash paid for:
Interest	$8,065	$1,680
Taxes	$-	$-

Non-cash investing and financing activities:
Liabilities assumed in share exchange:
Accounts payable	-	$(147,276)
Accrued expenses	-	(168,531)
Net assets	-	$(315,807)

Conversion of convertible notes to common stock	$550,000	$575,000
Warrants issued in financing transaction	-	$210,024
Share exchange expenses included in accounts payable	-	$110,656
Deemed dividends – convertible preferred stock	$1,666,967	-
Deferred debt discount – convertible notes	$660,932	-
Deferred debt discount – notes payable	$304,037	-
Accrued costs of convertible preferred stock	$174,788	-
Exchange of accrued expenses for series B preferred stock	$86,758	-
Accrued dividends	$33,992	-
Exchange of convertible notes payable for series B preferred stock	$15,000	-
Conversion of series A preferred stock to common stock	$108	-

The accompanying notes are an integral part of these consolidated financial statements.

Healthwarehouse.com, Inc. and Subsidiaries
Consolidated Statements of Stockholders’(Deficiency) Equity
For the Years Ended December 31, 2010 and 2009

	Convertible Series A Preferred		Convertible Series B Preferred		Common		Additional Paid-In	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	(Deficiency)	(Deficiency)

Balances, January 1, 2009	-	-	-	-	7,743,821	7,744	$974,588	$(677,958)	$304,374

Common Stock issued in Private Placement					15,906	16	50,180		50,196

Effects of reverse capitalization on May 14, 2009	155,557	156			1,652,808	1,653	902,904		904,713

Costs associated with reverse recapitalization							(260,656)		(260,656)

Exercise of Stock Options and Warrants, net					65,342	65	23,849		23,914

Conversion of Preferred Stock	(48,056)	(48)			24,028	24	24		-

Conversion of convertible Debentures into common stock					379,862	380	574,620		575,000

Debt Discount - convertible notes							45,453		45,453

Debt Discount – Note Payable							164,571		164,571

Non-cash stock-based compensation							260,318		260,318

Net Loss								(2,439,502)	(2,439,502)

Balances, December 31, 2009	107,501	108	-	-	9,881,767	9,882	2,735,851	(3,117,460)	(371,619)

Conversion of Series A Preferred stock to common stock	(107,501)	(108)			53,752	54	54		-

Issuance of Series B Preferred stock, net of costs			365,265	365			3,131,775		3,132,140

Conversion of Convertible Debt into common stock					343,415	343	549,657		550,000

Debt Discount – convertible notes							304,037		304,037

Debt Discount - note payable							660,930		660,930

Stock-based compensation							490,765		490,765

Contractual dividends on Series B Convertible Preferred Stock								(33,992)	(33,992)

Deemed dividends on Series B Convertible Preferred Stock							1,666,967	(1,666,967)	-

Net Loss								(3,691,674)	(3,691,674)

Balances, December 31, 2010	-	-	365,265	$365	10,278,934	$10,279	$9,540,036	$(8,510,093)	$1,040,587

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Organization, Basis of Presentation and Reverse Recapitalization

On May 14, 2009, Hwareh.com, Inc. completed a share exchange transaction with Clacendix, Inc. (“Clacendix”), pursuant to the terms of a Securities Exchange Agreement, dated as of May 14, 2009.  Under the Securities Exchange Agreement, Clacendix acquired all the outstanding capital stock of Hwareh.com, Inc. As a result of the exchange, the former stockholders of Hwareh.com, Inc. owned 7,759,729 shares or approximately 82.4% of the outstanding shares of common stock of Clacendix. Each share of Hwareh.com was exchanged for 7.05 new shares. This transaction was accounted for as a reverse recapitalization, whereby Hwareh.com, Inc. is deemed to be the accounting acquirer for accounting purposes. Following the closing of the share exchange transaction with Hwareh.com, Clacendix succeeded to the business of Hwareh.com as its sole line of business.  Effective August 5, 2009, Clacendix changed its corporate name to HealthWarehouse.com, Inc. The financial statements set forth in this report for all periods prior to the reverse re-capitalization are the historical financial statements of Healthwarehouse.com Inc. and subsidiaries (the “Company”), and have been retroactively restated to give effect to the share exchange transaction.

Prior to the share exchange, Clacendix’s predecessor company was formed as a New Jersey corporation in 1982 as MicroFrame, Inc. In March 1999 MicroFrame, Inc. was reincorporated in the State of Delaware and in the process changed its name to ION Networks, Inc.   In December 2007, ION sold substantially all of its operating assets to Cryptek, Inc., a Delaware corporation.  Pursuant to the Cryptek sale, ION changed its name to Clacendix, Inc.  Following the date of the Cryptek sale and until the closing of the Company’s share exchange transaction with Hwareh.com, Inc. (“Old HW”), Clacendix existed as a shell company with no operations that was seeking a target company with which to merge or to complete a business combination.

On May 5, 2010, the Company announced that its Board of Directors had approved a 1-for-20 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective, on July 16, 2010, which reduced the number of authorized shares of common stock from 750 million to 50 million.  All share amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Impacted amounts include shares of common stock authorized and outstanding, common share issuances, shares of common stock underlying stock options and warrants, convertible notes, convertible preferred stock, common shares reserved and loss per share.

The Company is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC medical products.

The Company is presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.

2. Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through product sales to customers and debt and equity financing agreements. As of December 31, 2010, the Company had $1,397,583 in cash and working capital of $1,058,984 which represents increases of $1,206,402 and $1,318,254, respectively.  During the year ended December 31, 2010, the Company generated revenue of $5,691,765 and a net loss of $3,691,674.  For the year ended December 31, 2010, cash flows included net cash used in operating activities of $2,483,166, net cash used in investing activities of $151,600 and net cash provided by financing activities of $3,841,168.

During November and December 2010, the Company received net cash proceeds of approximately $3,200,000 for the sale of 365,365 shares of Series B Preferred Stock and restructured $1,000,000 in short term debt to long term (see Note 5). Management believes that the Company has taken certain steps to improve its operations and cash flows, including the re-launch of its corporate website, improved inventory management and an increase in the number of suppliers. Considering the new financial resources, current operating projections and additional potential funding sources the Company believes that it should be able to secure sufficient financial resources through the next fiscal year.

Management believes that if the Company needs to raise additional capital in order to meet operations and execute its business plan, it will be successful.  However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., ION Holding NV, and ION Belgium NV, its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America  requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include the allowance for doubtful accounts, depreciation, stock-based compensation, evaluation of warrants, debt discount and deferred tax assets, including a valuation allowance.

Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported net loss.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2010 and 2009, the Company does not have any cash equivalents.

Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $120,000 and $0 as of December 31, 2010 and 2009, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is sent.  If the financial conditions of customers were to materially deteriorate or the nature of the business were to change from prepayment to post payment an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Inventories

Inventory consists primarily of finished goods. The inventories were stated at the lower of cost (using the first-in, first-out method) or market. No reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. If the Company’s estimate of future demand is not correct or if its customers place significant order cancellations, an inventory reserve could result from the Company’s estimate.

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

Website Development Costs

The Company capitalized $0 and $129,999 of website development costs during the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Company recorded amortization expense of $100,200 and $39,275, relating to these projects, respectively. The Company is amortizing the website development costs on a three year straight-line basis.

Shipping and Handling Costs

Shipping and handling costs incurred are recognized in selling, general and administrative expenses. Such amounts aggregated $346,631 and $280,728 for years ended December 31, 2010 and 2009 respectively.

Fair Value of Financial Instruments

The carrying value of items included in working capital approximates fair value because of the relatively short maturity of these instruments. The convertible debt approximates fair value because the terms are substantially similar to comparable debt in the marketplace

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  These fair value measurements apply to all financial instruments that are measured and reported on a fair value basis.  Fair value measurements did not have a material impact on the fair value measurements of the Company’s investments.

Based on the observability of the inputs used in the valuation techniques, financial instruments are categorized according to the fair value hierarchy, which ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 - Observable inputs such as quoted prices in active markets.  At December 31, 2010 and 2009, the Company did not hold any Level 1 investments.

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. At December 31, 2010 and 2009, the Company did not hold any level 2 investments.

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.  At December 31, 2010 and 2009, the Company did not hold any Level 3 investments.

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

Convertible Debentures

The Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense over the term of the related debt to their earliest date of redemption.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for future tax consequences resulting from differences between the book and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided for that portion of deferred income tax assets which may not be realized.

The Company recognizes tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The current portion of tax liabilities is included in other current liabilities and the noncurrent portion of tax liabilities is included in other long-term liabilities in the consolidated balance sheet. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period in which such determination is made.

Revenue Recognition

Revenues for the sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is reasonably assured.

 Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2010 and 2009 was $450,687 and $586,354, respectively.

 Sales Taxes

The Company accounts for sales taxes imposed on its goods and services on a net basis in the statement of operations.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities of 5,884,652 at December 31, 2010 are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. These potentially dilutive securities consist of stock options to purchase up to 1,996,300 shares of common stock, warrants to purchase up to 1,915,340 shares of common stock, convertible promissory notes convertible into 146,687 shares of common stock and convertible preferred stock convertible into 1,826,325 shares of common stock. Potentially dilutive securities of 2,293,451 at December 31, 2009 are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. These potentially dilutive securities consist of stock options to purchase up to 1,514,300 shares of common stock, warrants to purchase up to 312,500 shares of common stock, convertible promissory notes convertible into 412,900 shares of common stock and convertible preferred stock convertible into 53,751 shares of common stock.

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model using a volatility figure derived from an index of comparable entities.  Management will review this assumption as the Company’s trading history becomes a better indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Stock-based compensation for the years ended December 31, 2010 and 2009 was recorded in the consolidated statements of operations in selling general and administrative line item and totaled $490,765 and $260,318, respectively.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values ranges as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Risk-free interest rate	2.39% to 2.71%	1.09% to 2.65%
Dividend yield	N/A	N/A
Expected volatility	57.6%-58.7%	57.6%
Expected life in years	6.00	2.5 to 6.00
Expected forfeiture rate (through term)	0%	0%

4. Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2010	2009	Useful Life
Computer software	$191,665	$128,198	5 years
Equipment	182,637	158,508	15 years
Office furniture and equipment	20,085	10,093	7 years
Computer hardware	27,746	25,163	5 years
Leasehold improvements	87,914	87,914	(a)
Total	510,047	409,876
Less: accumulated depreciation and amortization	(189,719)	(91,083)
Property and equipment, net	$320,328	$318,793

(a)	Lesser of useful life or initial term of lease

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $98,636 and $93,000, respectively.

5. Convertible Instruments

a. Convertible Debt

In contemplation of and contingent to closing the share exchange transaction, in the quarter ended June 30, 2009, Hwareh.com, Inc. received the proceeds of convertible promissory notes aggregating $1,200,000 (“Convertible Debentures”). The notes have a maturity date of two years from the date of issuance and bear interest at 3.25% per annum, payable quarterly in arrears and in full upon conversion. The notes are convertible into 792,762 shares of the Company’s common stock at an effective conversion price of $1.5137 per share.  The notes are convertible at any time at the option of the holder. The Company can also cause the conversion of the notes at its option at any time before maturity and after the shares of the Company’s common stock that are issuable upon conversion of the notes have been registered for resale pursuant to an effective registration statement. The notes have customary anti-dilution provisions in connection with any split, subdivision or combination of the Company’s common stock. Payment of principal, if not converted, and interest under the notes has been guaranteed by the Company’s President and Chief Executive Officer and a 10% or greater stockholder. (See Note10.) The debt discount applicable to the notes from the issuance of warrants along with the notes was $45,453 (see below). As of December 31, 2010, $1,000,000 of the Hwareh.com convertible promissory notes had been converted. The Company has accrued approximately $22,000 of interest and is in technical default; however the default is not triggered unless notice is given by one of the convertible debenture holders. The Company would have fifteen days to cure the default. Subsequent to December 31, 2010, all of the Convertible Debentures have been converted into common stock. See note 10.

In connection with the issuance of the Hwareh.com convertible promissory notes, Hwareh.com, Inc. also issued warrants to purchase common stock for up to 403,410 shares of the Company’s common stock (warrants expiring on May 31, 2009, June 30, 2009 and December 31, 2009 to purchase up to a maximum of 46,390, 178,510 and 178,510 shares, respectively, of the Company’s common stock at an exercise price of $0.021556, $1.120392 and $1.120392 per share, respectively). Of these warrants, warrants to purchase 46,392 shares of the Company’s common stock were exercised on May 31, 2009, warrants to purchase up to 178,510 shares of the Company’s common stock expired on June 30, 2009 and warrants to purchase up to 178,510 shares of the Company’s common stock expired on December 31, 2009 without being exercised.  The warrants had customary anti-dilution provisions in connection with any split, subdivision or combination of the Company’s common stock. The fair value of the warrants was estimated at $45,453 using the Black-Scholes option pricing model and recorded as a debt discount.  During the years ended December 31, 2010 and 2009, the Company recognized $21,079 and $14,716 in amortization of the deferred debt discount, respectively.

The convertible promissory notes and warrants have registration rights with respect to the shares of the Company’s common stock that are issuable upon conversion or exercise of the notes or warrants, respectively. The Company was obligated to file an initial registration statement providing for the resale of the shares of the Company’s common stock underlying the convertible promissory notes and warrants by August 12, 2009, and to use its best efforts to have the registration statement declared effective as soon as practicable thereafter. Since the Company did not file on or before August 12, 2009, it must pay liquidated damages of $12,000 in the aggregate, an amount equal to 1% of the aggregate investment amount; such amount has been recorded in the accompanying consolidated financial statements, however, the Company continues to discuss with the holders to have them waive these penalties.

During the year ended December 31, 2010, the Company sold four convertible debentures for $25,000 each and one convertible debenture for $50,000 for an aggregate amount of $150,000. Each convertible debenture carries a term of two years, bears a 10% per annum interest rate payable annually. Each of the four $25,000 convertible dentures are convertible into 12,500 shares of the Company‘s common stock. The $50,000 convertible debenture is convertible into 25,000 shares of the Company’s common stock. The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the convertible debenture.  See note 7.

The following table summarizes the remaining debt principal payment obligations by year for the long-term debt:

2011	$225,000
2012	1,000,000
Total	$1,225,000

b. Convertible Preferred Stock

On November 8, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors (the “Investors”) and sold certain securities to the Investors (the “2010 Private Placement”).  Under the terms of the Purchase Agreement, the Company sold a total of 365,265 newly authorized shares of $0.001 par value Series B preferred stock (the “Series B Preferred Stock”) to the Investors at $9.45 per share, for an aggregate price of approximately $3,450,000.  Each share of the Series B Preferred Stock may be converted at any time, in whole or in part, into five shares of the Company’s Common Stock, as adjusted.  The Company also entered into a separate Loan and Security Agreement dated November 8, 2010 with two of the Investors (the “2010 Loan Agreement”).  Under the terms of the 2010 Loan Agreement and the Purchase Agreement, the Company exchanged $1,015,000 of short-term debt (Note 6) with these investors for convertible promissory notes in the aggregate principal amount of $1,000,000 (the “Convertible Notes”). The Convertible Notes bear interest at the rate of 7% per annum compounded annually (effective interest rate of 47% per annum).  The principal amount and all accrued interest on the Convertible Notes are payable on December 31, 2012, or earlier on an event of default or a sale or liquidation of the Company.  The principal amount and accrued interest on the Convertible Notes may be converted at any time into shares of Series B Preferred Stock at a conversion price of $9.45 per share, as adjusted.   Under the terms of the Purchase Agreement, the Company also issued warrants to the Investors, prorata to their investment amounts, to purchase an aggregate of 1,271,590 shares of the Company’s Common Stock at an exercise price of $3.00 per share (the “Warrants”). Each Warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date. The aggregate deferred debt discount related to the Convertible Notes was estimated at $660,932 using the Black Scholes model. The debt discount amortization associated with the Convertible Notes was $60,578 in the year ended December 31, 2010. The Company recorded a deemed dividend of $1,666,967 in the year ended December 31, 2010 for the issued portion of the Series B convertible preferred stock not attributable to the Convertible Notes. The Company incurred transaction costs to advisors in the amount of approximately $320,000 and received net proceeds of approximately $3,200,000 (gross proceeds of approximately $3,450,000).

6. Short Term Debt

On December 15, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (the “Lender”).  Under the terms of the Loan Agreement, the Company borrowed $515,000 from the Lender on December 15, 2009 (the “First Loan”).  The Company had the right to borrow an additional $500,000 from the Lender upon the Company’s request, after the end of the first calendar month in which the Company realized positive cash flow (the “Second Loan”, and together with the First Loan, the “Loans”).  In addition, the Lender had the right to require the Company to accept the Second Loan upon notice, after the end of the first month in which the Company realized positive cash flow.  The Lender’s right and obligation to make the Second Loan terminated on the later of 12 months after the date of the First Loan, or 12 months after the Company first realized positive cash flow.  The proceeds of the Loans were used by the Company for working capital purposes.  The Loans were evidenced by promissory notes (the “Notes”), and will bear interest at the rate of 12% per annum, payable at maturity.  The Loans were collateralized by substantially all of the Company’s assets.  The maturity date of each Loan is one year from the date of the Loan.  The Loans may be prepaid in whole or in part at any time by us without penalty, upon 15 days notice.

In consideration of the First Loan, the Company granted the Lender a warrant to purchase 312,500 shares of the Company’s common stock at a purchase price of $1.60 per share.  On May 3, 2010, the Company received the proceeds from the Second Loan, and granted the Lender an additional warrant to purchase 312,500 shares of common stock at a purchase price of $1.60 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the warrants (the “Warrant Shares”).  In addition, the Lender has demand registration rights with respect to the Warrant Shares, so that upon written request of the Lender, the Company will be obligated to prepare and file with the U.S. Securities and Exchange Commission a registration statement sufficient to permit the resale of the Warrant Shares.  The Lenders’ registration rights terminate on the date on which all of the Warrant Shares may be sold under Rule 144 of the Securities Act of 1933 without any limitations.  The warrants contain customary anti-dilution and purchase price adjustment provisions. The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws. The relative fair value of the warrants was estimated at $304,037 using the Black Scholes method.

As discussed in Note 5, as part of the November 8, 2010 financing transaction, the balance of loans aggregating $1,015,000 and accrued interest of approximately $87,000 were satisfied. The remaining debt discount at the time of repayment and after issuance of the convertible notes on November 8, 2010 (see note 5) was recorded to interest expense in the year ended 2010 for $172,589. The total debt discount amortized on these Loans during the year ended December 31, 2010 and 2009 was $461,750 and $6,858, respectively.

7. Stockholders’ Equity (Deficiency)

Common Stock

From January 1, 2009 to May 13, 2009, Hwareh.com, Inc. sold 15,906 shares of common stock in a private placement and received proceeds of $50,196.

On May 31, 2009, the holder of a warrant exercised that warrant, for cash proceeds of $1,000, and received 46,392 shares of the Company’s common stock.

On June 10, 2009, a former director and holder of a warrant exercised that warrant for cash proceeds of $6,250, and received 6,250 shares of the Company’s common stock.  In a separate transaction on the same day, the same person exercised stock options to purchase 4,475 shares of common stock for cash proceeds of $7,806.

On August 31, 2009, the Company received cash proceeds of $5,000 from the exercise of warrants to purchase 5,000 shares of the Company’s common stock.

On September 16, 2009, a former director exercised stock options to purchase 3,225 shares of common stock for cash proceeds of $3,858.

In November 2009, the Company issued 198,180 common shares per conversion of a convertible note to Rock Castle Holdings, LLC, 45,551 common shares per conversion of a convertible note to a former director, and an additional 132,132 common shares per conversion of a convertible notes to various other note holders, aggregating $575,000.

During the year ended December 31, 2010, convertible debentures in the aggregate amount of $550,000 were converted into approximately 343,000 shares of common stock.

Preferred Stock

The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as convertible Series A Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-voting, has a liquidation preference equal to its purchase price, and does not pay dividends. The holders can call the conversion of the Series A Preferred Stock at any time.

On December 16, 2009, the Company issued 24,028 shares of common stock to a shareholder trust per conversion of 48,056 shares of Series A Preferred Stock.

On October 29, 2010, all 107,501 Series A Preferred Stock shares outstanding were converted into 53,752 shares of the Company’s common stock.

The Company has designated 625,000 of the 1,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock is non-voting, has a liquidation preference equal to its purchase price, and receives preferred dividends equal to 7% of all outstanding shares in either cash or payment-in-kind (“pik”). As of December 31, 2010, the Company has recorded accrued dividends of $33,992 related to the Series B Preferred Stock. As of December 31, 2010, there were 365,265 shares of Series B Preferred Stock outstanding, which are convertible into 1,826,325 shares of common stock. The holders can call the conversion of the convertible Series B Preferred Stock at any time.

Incentive Compensation/Stock Option Plans

On May 15, 2009, the Company adopted its 2009 Incentive Compensation Plan (the “2009 Plan”). The total number of shares of common stock that may be subject to the granting of awards under the 2009 Plan is 2,700,000, plus 181,425 shares that remained available to be issued on May 15, 2009 and were assumed as part of the share exchange from Clacendix’ previously existing stock option plans. The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is an aggregate value of $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is an aggregate value of $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the board of directors or committee of the Company’s board of directors designated to administer the 2009 Plan (the “committee”), except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant.

 On May 15, 2009, the Company granted to one board member and one executive officer options to purchase an aggregate of 421,800 shares of common stock with an exercise price of $0.80 per share for a total value of approximately $158,000 under a previously approved option plan. One-half of these stock options vested on the grant date and have a five year term. The remainder of the stock options granted vest over a three year period and have a term of ten years.

On May 20, 2009, the Company granted to one board member, employees and consultants options to purchase an aggregate of 812,500 shares of common stock with an exercise price of $2.00 per share for a total value of approximately $936,000 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

On May 20, 2009, the Company granted an executive officer options to purchase an aggregate of 250,000 shares of common stock with an exercise price of $2.20 for a total value of $237,000 under a previously approved option plan. The options vest over a three year period and have a term of five years.

On November 11, 2009, the Company granted one board member, one executive officer and one employee options to purchase an aggregate of 255,000 shares of common stock with an exercise price of $2.50 for a total value of $316,000 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

On February 10, 2010, the Company granted to employees and consultants, options to purchase an aggregate of 82,500 shares of common stock with an exercise price of $2.80 per share for a total fair value of $127,853 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

On April 6, 2010, the Company granted to a consultant for services, options to purchase an aggregate of 15,000 shares of common stock with an exercise price of $2.50 per share for a total fair value of $20,923 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

On April 22, 2010, the Company granted to a consultant for services, options to purchase 12,500 shares of common stock with an exercise price of $2.40 per share for a total fair value of $16,680 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

On May 3, 2010, the Company granted to employees and consultants options to purchase an aggregate of 122,500 shares of common stock with an exercise price of $3.60 per share for a total fair value of $244,578 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

On October 14, 2010, the Company granted to employees options to purchase an aggregate of 122,000 shares of common stock with an exercise price of $2.75 per share for a total fair value of $180,096 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

On October 14, 2010, the Company granted an employee options to purchase an aggregate of 250,000 shares of common stock with an exercise price of $3.03 per share for a total fair value of $353,069 under a previously approved option plan. The options vest over a three year period and have a term of five years.

On December 8, 2010, the Company granted a director options to purchase an aggregate of 30,000 shares of common stock with an exercise price of $3.75 per share for a total fair value of $55,773 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

As of December 31, 2010, stock compensation of approximately $1,500,000 remains unamortized and is being amortized on a straight-line basis over three years from the date of grant.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	-	-	-	-
Assumed in exchange	34,475	$2.80	-	-
Granted	1,739,300	$1.80	-	-
Expired	-	-	-	-
Canceled	(251,775)	-	-	-
Exercised	(7,700)	$1.60	-	-

Options outstanding at January 1, 2010	1,514,300	1.80	7.48	$336,000
Granted	634,500	$3.07	-	-
Expired	-	-	-	-
Canceled	(152,500)	2.47	-	-
Exercised	-	-	-	-
Options outstanding at December 31, 2010	1,996,300	2.14	6.92	$1,383,760

Options exercisable at December 31, 2010	660,531	$1.48	6.22	$836,914

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 – 2.00	921,800	7.01	$1.45	492,214	$1.19
$2.00 – 3.75	1,074,500	6.84	$2.73	168,317	$2.35
$0.80 – $3.75	1,996,300	6.92	$2.14	660,531	$1.48

Warrants

The Company granted its investment advisor, as part of the compensation related to securing the $515,000 loan in December 2009 and $500,000 loan in May 2010, a warrant to purchase 18,750 shares of the Company’s common stock at an exercise price of $1.60 per share for a total fair value of approximately $25,245. The warrant may be exercised in whole or in part from time to time for a term of five years from its grant date. The chairman of the Company’s Audit Committee is a senior managing director of this investment advisory firm.

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2009	-	-	-	-
Assumed in exchange	13,750	$1.00
Granted	715,910	1.20	-	-
Expired	(359,518)	1.20	-	-
Exercised	(57,642)	0.20	-	-
Warrants outstanding at January 1, 2010	312,500	1.60	4.96	$62,500
Granted	1,602,840	2.71	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Warrants outstanding at December 31, 2010	1,915,340	2.53	4.62	$740,313

8. Commitments and Contingent Liabilities

Operating Leases

The Company occupies approximately 16,000 square feet of office and storage space under a month-to-month Commercial Sublease Agreement with Masters Healthcare, LLC (an entity owned by Jason Smith – see Note 10). The sublease has a current monthly rental rate of $9,417(as amended) with an original term through March 31, 2011. During the years ended December 31, 2010 and 2009, the Company recorded rent expense of $113,004 and $93,750, respectively.

Litigation
On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP(“Duval”), commenced litigation against the Company in federal court in New York, New York asserting that the Company owed Duval $213,887 in unpaid legal fees.  Duval was also seeking to recover interest and its fees in connection with the litigation.  On May 25, 2010 the Company and Duval settled all litigation by the payment by the Company to Duval in the amount of $165,000.  The Company, for the period ended December 31, 2009 had previously established a reserve in the amount of $213,887. Pursuant to the settlement agreement, the Company reflected a benefit equal to $48,887 during the year ended December 31, 2010. All legal fees related to this action were expensed as incurred.

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, the Company is not involved in any such matters.

9. Concentrations

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

As of December 31, 2010 and 2009, a substantial portion of the Company’s accounts receivable related to two and three customers, respectively, which comprised approximately 61.1% and 21.9% of 2010 and 42.7%, 32.2% and 13.1% of 2009 of the total accounts receivable for each period.

10. Related Party Transactions

Lalit Dhadphale, the Company’s President and Chief Executive Officer, and Cape Bear Partners LLC, the beneficial owner of greater than 10% of the Company’s Common Stock, guaranteed Old HW’s obligations under certain Old HW convertible promissory notes with an original principal value of approximately $1,200,000, which notes were  assumed by the Company in connection with the Exchange. The guarantees state that Mr. Dhadphale and Cape Bear Partners LLC each guarantee the full payment of principal and interest under the notes. The guarantees terminate with respect to each note upon the earlier of repayment of principal and interest under each note or conversion of the note to equity. In the event of note conversion, the guarantees remain in place with respect to any interest due and unpaid through the date of conversion until that interest has been paid. During the fourth quarter of 2009 and during 2010, the holders of notes in an aggregate principal amount of $1,000,000 elected to convert their notes.  The maximum principal exposure of each of Mr. Dhadphale and Cape Bear Partners LLC pursuant to the guarantees as of December 31, 2010 is $200,000, plus interest. On January 5, 2011, the remaining Convertible Note balance of $200,000 was converted into 132,118 shares of common stock plus all accrued interest was paid.

On December 15, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (“HWH”).  Under the terms of the Loan Agreement, the Company borrowed $515,000 from HWH on December 15, 2009, and borrowed an additional $500,000 on May 3, 2010 (together, the “Loans”).  The proceeds of the Loans were used for working capital purposes.  The Loans were evidenced by promissory notes (the “Notes”), and bore interest at the rate of 12% per annum, payable at maturity.  The maturity date of each Loan was one year from the date of the Loan.  The Loans could be prepaid in whole or in part at any time by us without penalty, upon 15 days notice.  Mr. Dhadphale personally guaranteed the Company’s payment and other obligations under the Loan Agreement and the Notes.  Mr. Dhadphale also entered into a Lock-up Agreement with HWH prohibiting Mr. Dhadphale from selling or transferring 625,000 shares of the Company’s common stock until the Loans are repaid in full, subject to certain exceptions, such as gifts.  The Company satisfied the Loans in full on November 8, 2010 (see Note 5), and Mr. Dhadphale’s personal guaranty and the Lock-Up were terminated.

As of December 31, 2010, Jason Smith is the beneficial owner of greater than 10% of the Company’s Common Stock.  As the Manager of Rock Castle, Jason Smith has sole voting and dispositive power over the shares owned by Rock Castle Holdings, LLC (“Rock Castle”) and, as such, is deemed to beneficially own such shares.

The Company is a party to oral consulting agreements with Jason Smith and Rock Castle under which Jason Smith and affiliates of Rock Castle provide purchasing and advisory services to the Company.   Pursuant to these consulting agreements, on May 20, 2009, the Company granted to Jason Smith and Rock Castle, respectively, non-qualified options to purchase 100,000 and 250,000 shares of the Company’s common stock, with an aggregate value of $17,362 all with a ten year term. These options vest in equal annual installments on May 20, 2010, May 20, 2011 and May 20, 2012.  The consulting agreements are terminable at will.

Jason Smith is also the son of Dennis Smith, the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers.  The Company purchased from Masters Pharmaceutical, Inc., $959,847 and $1,342,997 of supplies, representing approximately 29% and 49% of total purchases during the years ended December 31, 2010 and 2009, respectively. Accounts payable due to Masters Pharmaceutical, Inc. at December 31, 2010 and 2009 was $215,858 and $24,969, respectively. At December 31, 2010, accrued interest expense due to Masters Pharmaceutical, Inc. was $17,000.  Wayne A. Corona, formerly the Company’s Secretary and a member of the board of directors, is Vice President of Business Development at Masters Pharmaceutical, Inc.

For the years ended December 31, 2010 and 2009, sales to Masters Pharmaceuticals were approximately 8.76% and 4.27%, respectively, of net sales.

On April 29, 2009, as a part of the Old HW private financing completed before the Exchange, the Company issued to Wayne A Corona, formerly the Company’s Secretary and a member of the board of directors, $75,000 in principal amount of convertible promissory notes convertible into 49,551 shares of the Company’s Common Stock in consideration of $75,000 in cash.  On the same date, the Company issued to MKW Partners, LLC, of which Mr. Corona is the Manager, $50,000 in principal amount of convertible promissory notes convertible into 33,032 shares of the Company’s Common Stock in consideration of $50,000 in cash.  Mr. Corona and MKW Partners elected to convert these notes in the fourth quarter of 2009, and received an aggregate of 82,583 shares of the Company’s Common Stock in exchange.

On April 30, 2009, also as a part of such Old HW private financing, the Company issued to Kip Ferguson, the brother of a former Old HW director, Ron Ferguson, $25,000 in principal amount of convertible promissory notes convertible into 16,520 shares of the Company’s Common Stock in consideration of $25,000 in cash.  Mr. Ferguson elected to convert his note in the fourth quarter of 2009, and received 16,520 shares of the Company’s Common Stock in exchange.

On May 8, 2009, also as a part of such Old HW private financing, the Company issued to Rock Castle $300,000 in principal amount of convertible promissory notes convertible into 198,180 shares of the Company’s Common Stock in consideration of $300,000 in cash.  Rock Castle elected to convert its promissory note in the fourth quarter of 2009, and received 198,180 shares of the Company’s Common Stock in exchange.

On May 20, 2009, the Company granted Mr. Corona non-qualified options to purchase 250,000 shares of the Company’s common stock, all with a five year term.  These options would have vested in equal annual installments on May 20, 2010, May 20, 2011 and May 20, 2012.  These options terminated on November 9, 2009, the date Mr. Corona resigned from the Company’s Board.

Ron Ferguson, a former Old HW director, has guaranteed Old HW’s obligations to supplier Prescription Supply Inc.  Mr. Ferguson is the spouse of Diane Ferguson, a stockholder of the company.  The guarantee, and Mr. Ferguson’s maximum exposure under the guarantee, does not have a fixed dollar limit.  As of December 31, 2010 and 2009, there was $0 and $6,172, respectively, due to Prescription Supply Inc.

During the year ended December 31, 2010, a former director advanced $521,000 in short term financing to the Company.  A payment of $535,000 was made during the year ended December 31, 2010. During the year ended December 31, 2009, a former director advanced $25,000 in short term financing to the Company.  A payment of $25,000 was made during the year ended December 31, 2009.

Although the Company has not adopted formal procedures for the review, approval or ratification of transactions with related persons, the Company adheres to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of the Company’s board of directors.

11.  Income Taxes

At December 31, 2010 and 2009 the Company had approximately $4,200,000 and $3,000,000, respectively, of federal and state net operating losses that may be available to offset future taxable income. The federal net operating loss carry forwards, if not utilized, will expire from 2029 to 2030.

As of December 31, 2010 and 2009, the Company believes that there are no significant uncertain tax positions requiring recognition in these consolidated financial statements.  The Company does not expect any significant changes in the unrecognized tax benefits within the next twelve months.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various local jurisdictions and is subject to examination by the various taxing authorities.  The Company’s federal and local income tax returns for tax years beginning in 2007 remain subject to examination.

As discussed in Note 1, the Company consummated a share exchange transaction with Hwareh.com, Inc on May 14, 2009. The share exchange transaction is being accounted for as a “reverse recapitalization,” since the former stockholders of Hwareh.com own a majority of the outstanding shares of the Company’s common stock immediately following the transaction, and Hwareh.com is deemed to be the accounting acquirer in the transaction. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership. Based upon a study that analyzed the Company's stock ownership activity from inception to December 31, 2010, a change of ownership was deemed to have occurred in 2009. This change of ownership created an annual limitation on the usage of the Company's losses which are available through 2029.

The effects of the differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Operating loss carryforwards	$1,460,277	$1,024,771
Non-qualified stock options	—	48,280
Allowance for bad debt	40,800	—
Charitable contribution carryforward	2,382	—
Total deferred tax assets	1,503,459	1,073,051

Deferred tax liabilities:
Property and Equipment	(50,210)	(71,222)
Total deferred tax liabilities	(50,210)	(71,222)

Net deferred tax assets before valuation allowance	1,453,249	1,001,829

Less: Valuation Allowance	(1,453,249)	(1,001,829)

Net deferred tax asset	$—	$—

Change in valuation allowance	$451,420	$782,171

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the last two years' history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

A reconciliation of income tax (benefit) provision for the years ended December 31, 2010 and 2009, with the amounts computed at the statutory federal rate follows:

	December 31,
	2010	2009
Tax expense (benefit) at statutory rate	(34.0)%	(34.0)%
Non-deductible stock compensation	4.5%	—%
Write-off of deferred tax assets	11.2%	—%
Other permanent differences	6.1%	2.0%
Change in valuation allowance	12.2%	32.0%
Effective income tax rate	—	—

12.  New Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for annual periods, and interim periods within those annual periods, beginning on or after June 15, 2010. The adoption of the guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued ASC 810, which eliminates the exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC810 is effective as of January 1, 2010.   The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position and results of operations.
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

13. Subsequent Events

On January 1, 2011, the Company granted 3,597 shares of Series B convertible preferred stock to the Series B convertible preferred stock owners issued as payment in kind for dividends.

On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”), the Company’s wholly-owned subsidiary(form February 2011), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy Inc., an Ohio corporation (“Hocks Pharmacy”) and its shareholders.  Under the Asset Purchase Agreement, Hocks Acquisition purchased all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.  Hocks Acquisition paid $200,000 in cash to Hocks Pharmacy for the Purchased Assets.

Also on February 14, 2011, the Company entered into a Merger Agreement (the “Merger Agreement”) with Hocks Pharmacy and its shareholders and Hocks.com Inc. (“Hocks.com”), a newly formed Ohio corporation and a wholly-owned subsidiary of Hocks Pharmacy.  Under the Merger Agreement, Hocks Acquisition merged into Hocks.com and Hocks.com became the Company’s wholly-owned subsidiary.  At the time of the Merger, Hocks.com owned all of the intangible assets of the Internet Business, including trademarks, domain names, customer accounts and goodwill.  The merger consideration consisted of 166,667 shares of the Company’s Common Stock issued to Hocks Pharmacy.

The following table presents the unaudited pro-forma combined results of operations of the Company and Hocks .com for each of the years ended December 31, 2010 and 2009, respectively, as if Hocks.com had been acquired at the beginning of each of the periods.

	For the years Ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$10,171,453	$8,580,786

Net loss	(3,712,812)	(2,557,011)

Pro-forma basic and diluted net loss per common share	$(0.36)	$(0.28)

Weighted average common shares outstanding – basic and diluted	10,235,242	9,051,511

The Company was unable to prepare required disclosure at the time of the preparation of this document.

On February 11, 2011, the Company granted three Board of directors options to purchase an aggregate of 60,000 shares of common stock with an exercise price of $4.10 for a total value of $133,110 under a previously approved option plan.  The options vest over a three year period and have a term of ten years.

On February 11, 2011, the Company granted employees options to purchase an aggregate of 145,000 shares of common stock with an exercise price of $4.10 for a total value of $321,683 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

On February 11, 2011, the Company granted outside consultants options to purchase an aggregate of 100,000 shares of common stock with an exercise price of $4.10 for a total value of $221,850 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued.