Form 10-Q
period 2011-03-31
HealthWarehouse.com, Inc.
filed 2011-05-23
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate  by check mark whether the registrant (1) has filed all reports required to be  filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or  for such  shorter  period  that  the  registrant  was required to file such reports), and  (2) has  been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 20, 2011, there were 10,604,354 shares of common stock outstanding.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)

Assets

Current assets
Cash	$828,528	$1,397,583
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $120,000,respectively	707,338	604,524
Inventories – finished goods	508,762	374,519
Employee advances	57,571	51,429
Prepaid expenses and other current assets	124,263	126,708
Total current assets	$2,226,462	$2,554,763

Property and equipment, net	306,142	320,328
Website development costs, net of accumulated amortization of $164,525 and $139,475, respectively	35,871	60,921
Intangible assets, net of accumulated amortization of $16,508 and $0, respectively	676,827	-

Total assets	$3,245,302	$2,936,012

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – related parties	$266,708	$232,858
Accounts payable – trade	1,286,840	807,481
Accrued expenses and other current liabilities	142,642	240,098
Convertible notes, net of deferred debt discount of $0 and $9,658, respectively	25,000	215,342

Total current liabilities	$1,721,190	$1,495,779

Convertible notes payable, net of deferred debt discount of $523,237 and $600,354, respectively	476,763	399,646

Total liabilities	$2,197,953	$1,895,425

Commitments and contingencies

Stockholders’ equity
Convertible preferred stock - Series A – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; no shares issued, and outstanding	-	-
Convertible preferred stock - Series B – par value $.001 per share; authorized 1,000,000 shares; 625,000 shares designated Series B; 368,837 and 365,265 shares issued, and outstanding respectively (aggregate liquidation preference $3,485,746 and $3,451,754, respectively)	369	365
Common stock – par value $.001 per share; authorized 50,000,000 shares; 10,577,719 and 10,278,934 shares issued and outstanding	10,578	10,279
Additional paid-in capital	10,678,774	9,540,036
Accumulated deficit	(9,642,372)	(8,510,093)
Total stockholders’ equity	1,047,349	1,040,587
Total liabilities and stockholders’ equity	$3,245,302	$2,936,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Net sales	$2,284,552	$1,253,549

Cost of sales	1,298,143	607,415
Gross profit	986,409	646,134

Operating expenses:

Selling, general and administrative expenses	1,953,698	898,818

Loss from operations	(967,289)	(252,684)

Other income (expense):
Interest income	1,162	166
Interest expense	(105,152)	(66,388)
Total other expense	(103,990)	(66,222)

Net loss	$(1,071,279)	$(318,906)

Series B Convertible Preferred Stock:
Contractual dividends	(61,000)	-

Loss attributable to common stockholders	$(1,132,279)	$(318,906)

Per share data:
Net loss per common share from operations - Basic and diluted	$(0.10)	$(0.03)
Series B convertible preferred stock contractual dividends	(0.01)	-
Net loss attributable to common stockholders per share – basic and diluted	$(0.11)	$(0.03)

Weighted average number of common shares outstanding - Basic and diluted	10,487,046	9,890,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Cash flows from operating activities
Net loss	$(1,071,279)	$(318,906)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	30,000	-
Depreciation and amortization	71,009	47,172
Stock-based compensation	211,714	97,089
Amortization of deferred debt discount	86,775	46,823
Changes in operating assets and liabilities:
Accounts receivable	(132,814)	(241,265)
Inventories - finished goods	65,757	(214,669)
Prepaid expenses and other current assets	2,445	62,057
Accounts payable – trade	479,359	51,138
Accounts payable – related parties	33,850	215,510
Accrued expenses and other current liabilities	(124,464)	25,844
Net cash used in operating activities	(347,648)	(229,207)

Cash flow from investing activities
Acquisition of Hocks.com assets	(200,000)	-
Employee advance	(6,142)	-
Refund from the return of property and equipment	15,732	-
Acquisition of property and equipment	(30,997)	(15,974)
Net cash used in investing activities	(221,407)	(15,974)

Cash flows from financing activities
Advances from former director	-	54,000
Net cash provided by financing activities	-	54,000

Net decrease in cash	(569,055)	(191,181)

Cash - beginning of period	1,397,583	191,181

Cash - end of period	$828,528	$-

Cash paid for:
Interest	$9,117	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes to common stock	$200,000	$-
Exchange of common stock to acquire assets of Hocks.com	$693,335	$-
Issuance of series B preferred stock for settlement of accrued dividends	$33,992	$-
Accrual of series B preferred stock contractual dividend	$61,000	$-

Purchase price allocation:

Current assets - Inventory	$200,000
Customer relationships	693,335
Net fair value of assets acquired/Total purchase price	$893,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.  Organization and Basis of Presentation

Healthwarehouse.com, Inc. (the “Company”) is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC medical products. The Company is presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for certain financial information and the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, the condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010, have been prepared by the Company without being audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s condensed consolidated financial position, results of operations and cash flows at March 31, 2011 not misleading have been made. The condensed consolidated results of operations for the three months ended March 31, 2011 are not necessarily indicative of results that would be expected for the full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the current report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

2. Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through product sales to customers and debt and equity financing agreements. As of March 31, 2011, the Company had $828,528 in cash and working capital of $505,272 which represents decreases of $569,055 and $553,712 from December 31, 2010, respectively.  During the three months ended March 31, 2011, the Company generated revenue of $2,284,552 and a net loss of $1,071,279.  For the three months ended March 31, 2011, cash flows included net cash used in operating activities of $347,648 and net cash used in investing activities of $221,407.

Management believes that the Company has taken certain steps to improve its operations and cash flows, including improved inventory management and an increase in the number of suppliers. The acquisition of Hocks.com (See Note 11) is also expected to improve the operating productivity and efficiency of the Company’s expenditures for selling, general and administrative activities. Further, the Company has taken additional steps, which are expected to increase the profitability derived from the acquisition of Hocks.com and decrease the amounts spent on advertising, freight, rent and payroll related expenses. Management believe that this plan will be successful, but there can be no such assurrance. Considering its financial resources, current operating projections and additional potential funding sources the Company believes that it should be able to secure sufficient financial resources through at least the next twelve months.

Management believes that if the Company needs to raise additional capital in order to meet operations and execute its business plan, it will be successful. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., ION Holding NV, ION Belgium NV, and Hocks.com, Inc. its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include the allowance for doubtful accounts, depreciation, valuation of intangible assets, stock-based compensation, evaluation of warrants, debt discount and deferred tax assets, including a valuation allowance.

Reclassifications

Certain accounts in the prior period condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported net loss.

Intangible Assets

The Company’s amortizable intangible assets consist of customer relationships. These costs are being amortized using the straight-line method over their estimated useful lives. The Company amortizes customer relationships on a straight line basis over a seven year estimated useful life. Amortization expense for the three months ended March 31, 2011 and 2010 was approximately $16,508 and $0.

            The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value. The Company intends to re-evaluate the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive and consist of the following:

	March 31, 2011	March 31, 2010

Options	2,263,800	1,509,300
Warrants	1,915,340	312,500
Convertible Preferred Stock	1,844,310	53,751
Convertible Promissory Notes	12,500	396,381
Total	6,035,950	2,271,932

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

Stock-based compensation for the three months ended March 31, 2011 and 2010 was recorded in the condensed consolidated statements of operations in selling, general and administrative expenses and totaled $211,714 and $97,089, respectively.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values ranges as follows:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Risk-free interest rate	2.72%	2.32%
Dividend yield	N/A	N/A
Expected volatility	55.2%	57.6%
Expected life in years	6.00	6.00
Expected forfeiture rate (through term)	0%	0%

4. Intangible Assets

The following table is a summary of intangible assets as of March 31, 2011:

Customer relationships	$693,335
Less: accumulated amortization	(16,508)
Intangible assets, net	$676,827

The above noted intangible assets are being amortized on a straight-line basis over seven years. Amortization expense for the three months ended March 31, 2011 and December 31, 2010 was $16,508 and $0, respectively.

The following is a summary of amortization expense for the next five years and thereafter:

Year ended December 31,

2011	$74,286
2012	99,048
2013	99,048
2014	99,048
2015	99,048
Thereafter	206,349
$676,827

 5. Convertible Notes

On January 5, 2011, a convertible note in the amount of $200,000 was converted into 132,118 shares of common stock and all accrued interest was paid.

During the three months ended March 31, 2011, the Company recorded amortization of debt discount related to certain convertible notes in the amount of $86,775.

6. Stockholders’ Equity

Preferred Stock

On January 1, 2011, the Company granted 3,597 shares of Series B convertible preferred stock valued at $33,992 to the Series B convertible preferred stock owners issued as payment in kind for dividends

Stock Options

On February 11, 2011, the Company granted three members of the Board of Directors options to purchase an aggregate of 60,000 shares of common stock with an exercise price of $4.10 for a total value of $133,110 under a previously approved option plan.  The options vest over a three year period and have a term of ten years.

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

 Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	1,996,300	$2.14	6.92	-
Granted	305,000	$4.10	—	-
Expired	—	—	—	-
Canceled	(37,500)	$3.03	—	-
Exercised	—	—	—	-
Options outstanding at March 31, 2011	2,263,800	2.40	7.16	$6,712,460
Options exercisable at March 31, 2011	693,931	$1.50	5.61	$2,778,689

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 – 2.00	896,800	7.01	$1.44	509,782	$1.17
$2.00 – 4.10	1,367,000	6.84	$3.03	184,149	$2.39
$0.80 – $4.10	2,263,800	7.16	$2.40	693,931	$1.50

7. Commitments and Contingent Liabilities

Operating Leases

The Company occupies approximately 16,000 square feet of office and storage space under a month-to-month Commercial Sublease Agreement with Masters Healthcare, LLC, (an entity owned by Jason Smith – see Note 9) which expired on March 31, 2011. The amended sublease has a current month to month rental rate of $9,417. During the three months ended March 31, 2011 and 2010, the Company recorded rent expense of $38,375 and $28,251, respectively.

Litigation

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, the Company is not involved in any such matters.

8. Concentrations

As of March 31, 2011, two customers represented 57.5% and 19.4% of total accounts receivables. As of December 31, 2010, two customers represented 61.1% and 21.9% of total accounts receivables.

9. Related Party Transactions

Jason Smith is the son of Dennis Smith who is the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers.  The Company purchased from Masters Pharmaceutical, Inc., $232,525 and $219,716 of supplies, representing approximately 18% and 34% of total purchases during the three months ended March 31, 2011 and 2010, respectively. Accounts payable due to Masters Pharmaceutical, Inc. at March 31, 2011 and December 31, 2010 was $266,708 and $232,858, respectively.

For the three months ended March 31, 2011 and 2010, sales to Masters Pharmaceuticals were approximately $40,412 (2%) and $49,284 (4%) respectively, of net sales.

10.  New Accounting Pronouncements

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

11. Acquisition of Hocks

On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”), the Company’s wholly-owned subsidiary (formed February 2011), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy Inc., an Ohio corporation (“Hocks Pharmacy”) and its shareholders.  Under the Asset Purchase Agreement, Hocks Acquisition purchased all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.  Hocks Acquisition paid $200,000 in cash to Hocks Pharmacy for the Purchased Assets.

Also on February 14, 2011, the Company entered into a Merger Agreement (the “Merger Agreement”) with Hocks Pharmacy and its shareholders and Hocks.com Inc. (“Hocks.com”), a newly formed Ohio corporation and a wholly-owned subsidiary of Hocks Pharmacy.  Under the Merger Agreement, Hocks Acquisition merged into Hocks.com and Hocks.com became the Company’s wholly-owned subsidiary.  At the time of the Merger, Hocks.com owned all of the intangible assets of the Internet Business, including trademarks, domain names, and customer accounts. The merger consideration consisted of 166,667 shares of the Company’s Common Stock issued to Hocks Pharmacy, valued at $693,335, based on the share price on the date of the closing of the transaction.

The following table summarizes the preliminary allocation of the purchase price for Hocks.com based on the February 14, 2011 closing price of Healthwarehouse.com, Inc. common stock of $4.16 per share:

Current assets - inventory	$200,000
Customer relationships	693,335
Net fair value of assets acquired and total purchase price	$893,335

The following represents a summary of the purchase price consideration:
Common Stock	$693,335
Cash	200,000
Total purchase price consideration	$893,335

The Company initially allocated the excess value entirely to customer relationships with an estimated useful life of seven years.

During the three months ended March 31, 2011, for the months of February and March, the Company recognized $636,204 of revenue generated by Hocks.com.

The following table presents the unaudited pro-forma combined results of operations of the Company and Hocks.com for each of the three months ended March 31, 2011 and 2010, respectively, as if Hocks.com had been acquired at the beginning of each of the periods.

	For the three months ended March 31,
	2011 (unaudited)	2010 (unaudited)

Revenue	$2,618,506	$2,382,514

Net loss	$(1,078,476)	$(326,124)

Pro-forma basic and diluted net loss per common share	$(0.10)	$(0.03)

Weighted average common shares outstanding – basic and diluted	10,653,713	10,057,428

12. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued.

Subsequent to March 31, 2011, a convertible debenture in the amount of $25,000 has been converted into 12,500 shares of common stock.

Subsequent to March 31, 2011, the Company issued 14,135 shares of common stock to Kaufman Bros, L.P. pursuant to a cashless exercise of 18,750 warrants.

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

Our objective is to make the pharmaceutical supply chain more efficient by eliminating costs and passing on the savings to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over the counter and prescription medications and products. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to all 50 states and the District of Columbia.

On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”), the Company’s wholly-owned subsidiary (formed February 2011), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy Inc., an Ohio corporation (“Hocks Pharmacy”) and its shareholders.  Under the Asset Purchase Agreement, Hocks Acquisition purchased all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.  Hocks Acquisition paid $200,000 in cash to Hocks Pharmacy for the Purchased Assets.

Also on February 14, 2011, the Company entered into a Merger Agreement (the “Merger Agreement”) with Hocks Pharmacy and its shareholders and Hocks.com Inc. (“Hocks.com”), a newly formed Ohio corporation and a wholly-owned subsidiary of Hocks Pharmacy.  Under the Merger Agreement, Hocks Acquisition merged into Hocks.com and Hocks.com became the Company’s wholly-owned subsidiary.  At the time of the Merger, Hocks.com owned all of the intangible assets of the Internet Business, including trademarks, domain names, and customer accounts. The merger consideration consisted of 166,667 shares of the Company’s Common Stock issued to Hocks Pharmacy, valued at $693,335, based on the share price on the date of the grant.

The purpose of the transaction was to gain operating efficiencies by expanding the Company’s over-the-counter product business and acquiring a significant customer base with the potential of converting this base into prescription drug purchasers. The Company believes that strategic acquisition of customer bases is an economical way to increase the Company’s revenues and operating profits.

Results of Operations

The three months ended March 31, 2011 compared to the three months ended March 31, 2010

	The three months ended March 31, 2011	% of Revenue	The three months ended March 31, 2010	% of Revenue

Revenue	$2,284,552	100.0%	$1,253,549	100.0%
Cost of sales	1,298,143	56.8%	607,415	48.5%
Gross profit	986,409	43.2%	646,134	51.5%
Selling, general & administrative expenses	1,953,698	85.5%	898,818	71.7%
Loss from operations	(967,289)	(42.3)%	(252,684)	(20.2)%
Interest income	1,162	0.1%	166
Interest expense	(105,152)	(4.6)%	(66,388)
Net loss	$(1,071,279)	(46.9)%	$(318,906)	(25.4)%

Revenue
	The three months ended March 31, 2011	% Change	The three months ended March 31, 2010
Total revenue	$2,284,552	82.2%	$1,253,549
Total average net sales per order	$55.58	(33.1)%	$83.02

Revenues for the three months ended March 31, 2011 grew to $2,284,552 from $1,253,549 for the three months ended March 31, 2010. Revenues increased for the three months ended March 31, 2011 compared to the prior year as a result of an increase in order volume.  This increase is due primarily to an increase in prescription products and over the counter products offsetting a sharp decline in the revenue generated from the sale of certain prescription products to manufacturers. In addition, the Company generated $636,204 of revenue from the Hocks.com acquisition. The average sale per order for the three months ended March 31, 2011 declined by $27.44 compared to the three months ended March 31, 2010, primarily to a single order for the sale of certain prescription products to a manufacturer for $312,300 for the three months ended March 31, 2010.

Another indicator of increased business activity was that our website attracted over 837,020 visits with over 2,901,173 pageviews during the three months ended March 31, 2011 compared to 252,674 visits and 909,784 pageviews during the three months ended March 31, 2010.

Cost of Sales and Gross Margin

	The three months ended March 31, 2011	% Change	The three months ended March 31,2010
Total cost of sales	$1,298,143	113.8%	$607,415
Total gross profit dollars	$986,409	52.7%	$646,134
Total gross margin percentage	43.2%	(8.3)%	51.5%

Total cost of sales increased to $1,298,143 for the three months ended March 31, 2011 as compared to $607,415 for the three months ended March 31, 2010 as a result of growth in order volume and revenue. Gross margin percentage decreased year-over-year from 51.5% for the year ended March 31, 2010 to 43.2% for the three months ended March 31, 2011, the decline in gross profit margins were due primarily to the product mixing to primarily OTC products sales with the acquisition of Hocks.com and prescription drugs during the three months ended March 31, 2011 and a sharp decline in the revenues generated from the sale of certain prescription products to manufacturers which had a high profit margin but limited market growth opportunity

Selling, General and Administrative Expenses

	The three months ended March 31, 2011	% Change	The three months ended March 31, 2010
Selling, general and administrative expenses	$1,953,698	117.4%	$898,818
Percentage of revenue	85.5%	13.8%	71.7%

Selling, general and administrative expenses increased by $1,054,880 in the three months ended March 31, 2011 compared to the same period in 2010, an increase of 117.4%.  During the three months ended March 31, 2011, expense increases were due primarily to expenses related to the maturing of business activities including increased headcount and salary of $439,421 and increases of approximately $426,785 for advertising, credit card fees, bad debt, rent, contract labor, shipping and fulfillment, and travel related expenses compared to the three months ended March 31, 2010. In addition, the recognition of the following expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010: (a) $211,714 for non-cash stock based compensation expense compared to $97,089, (b) Software engineering for $72,398 compared to $36,415, (c) and amortization of capitalized software expenses and customer relationships of $41,558 compared to $25,050.

The $439,421 increase in payroll related expenses was due to primarily two factors: head count increase from 13 in 2010 to 35 in 2011 and the hiring of certain more highly compensated employees impacting 2011 compared to 2010. The increase in expenses for software engineering and amortization of software expenses compared to 2010 was due primarily to the recognition of amortization due to the launch of the Company’s web site and non-capitalizable improvements to the web site as reflected in software engineering expenses in 2011. The Company expects that selling, general and administrative expenses will decline, in the future, as a percentage of total revenue primarily due to increased operating efficiencies for head count, rent, and professional fees as the Company matures.

Other income (expense)

	The three months ended March 31, 2011	% Change	The three months ended March 31, 2010
Interest income	$1,162	N/A	$166
Interest expense	$105,152	58.4%	$66,388

Interest expense increased from $66,388 in the three months ended March 31, 2010 to $105,152 in the three months ended March 31, 2011, primarily due to the recognition of the non-cash accretion of debt discount for the three months ended March 31, 2011 of $86,775 compared to $46,823 for the same period in 2010. Contractual loan interest expense declined slightly from $18,377 for the three months ended March 31, 2011 compared to $19,560 in the three months ended March 31, 2010.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2011 and 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of March 31, 2011, the Company had $828,528 in cash and a working capital deficit of $505,272.  During the three months ended March 31, 2011, the Company generated revenue of $2,284,552 and a net loss of $1,071,279.  For the three months ended March 31, 2011, cash flows included net cash used in operating activities of $347,648 and net cash used in investing activities of $221,407.

Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.  During the three months ended March 31, 2011, the Company’s cash was reduced by $569,055.  Our sources and uses of funds during this period were as follows:

For the three months ended March 31, 2011, cash flows included net cash used in operating activities of $347,648.  The primary reason for the use of cash was due to the increase in net loss for the period for the expansion of the Company’s headcount and operating expenses to support increased revenues. Management believes that during the current year with the organic growth and additional revenue from the Hocks acquisition that the losses will decline. During the three months ended March 31, 2010, the Company used $229,207 of cash in operating activities primarily caused by the net loss of $318,906.

For the three months ended March 31, 2011, net cash used in investing activities was $221,407, primarily due to the $200,000 cash portion of the Hocks.com acquisition. For the three months ended March 31, 2010, net cash used in investing activities was $15,974.

For the three months ended March 31, 2011, no cash was provided by or used in financing activities. For the three months ended March 31, 2010, net cash provided by financing activities was $54,000 from an advance from a former director.

Management believes that the Company has taken certain steps to improve its operations and cash flows, including improved inventory management and an increase in the number of suppliers. Considering its financial resources, current operating projections and additional potential funding sources the Company believes that it should be able to secure sufficient financial resources through the next fiscal year.

Management believes that if the Company needs to raise additional capital in order to meet operations and execute its business plan, it will be successful. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements. Our significant estimates include the allowance for doubtful accounts, depreciation, stock-based compensation, evaluation of warrants, debt discount, intangible assets and deferred tax assets, including a valuation allowance.

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

Recently-issued Accounting Pronouncements

The information contained in Footnote 10 to the Company’s condensed consolidated financial statements is incorporated herewith by reference.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of March 31, 2011:

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

We believe that our internal control risks are mitigated by the fact that our Chief Executive Officer reviews and approves substantially all of our major transactions. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the audit committee of the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters. Throughout the year, the Company has been continuously improving its monitoring of current reporting systems and its personnel and hired a corporate controller in June 2010 to support the Company in its compliance process. The Company intends to continue making necessary changes until its material weaknesses are remediated.

 Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings.  Such matters are subject to uncertainty and outcomes are often not predictable with assurance.  Our management does not presently expect that any such matters will have a material adverse effect on the Company’s financial condition or results of operations.  We are not currently involved in any pending or threatened material litigation or other material legal proceedings.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2011, the holder of a convertible promissory note in the principal amount of $25,000 converted the note, at a conversion price of $2.00 per share, and received a total of 12,500 shares of the Company’s common stock.  The issuance of the common stock upon conversion of the note was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On May 13, 2011, the holder of warrants to purchase a total of 18,750 shares of the Company’s common stock, at an exercise price of $1.60 per share, elected to exercise the warrants on a “cashless” basis under the terms of the warrants.  The holder received a total of 14,135 net shares from the exercise.  The issuance of the common stock upon exercise of the warrants was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

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
_____________

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 23, 2011

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
_____________

* filed herewith