Form 10-Q
period 2011-06-30
HealthWarehouse.com, Inc.
filed 2011-08-15
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-13117

HealthWarehouse.com, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2413505
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

7107 Industrial Road, Florence, KY	41042
(Address of Principal Executive Offices)	(Zip Code)

(513) 618-0911
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate  by check mark whether the registrant (1) has filed all reports required to be  filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or  for such  shorter  period  that  the  registrant  was required to file such reports), and  (2) has  been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2011, there were 11,082,926 shares of common stock outstanding.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash	$111,887	$1,397,583
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $120,000,respectively	713,678	604,524
Inventories – finished goods	678,846	374,519
Employee advances	57,571	51,429
Prepaid expenses and other current assets	148,240	126,708
Total current assets	$1,710,222	$2,554,763

Property and equipment, net	358,445	320,328
Website development costs, net of accumulated amortization of $189,575 and $139,475, respectively	10,821	60,921
Intangible assets, net of accumulated amortization of $41,270 and $0, respectively	652,065	-

Total assets	$2,731,553	$2,936,012

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable – related parties	$563,308	$232,858
Accounts payable – trade	1,262,583	807,481
Accrued expenses and other current liabilities	221,549	240,098
Convertible notes, net of deferred debt discount of $0 and $9,658, respectively	-	215,342

Total current liabilities	$2,047,440	$1,495,779

Convertible notes payable, net of deferred debt discount of $440,621 and $600,354, respectively	559,379	399,646

Total liabilities	$2,606,819	$1,895,425

Commitments and contingencies

Stockholders’ equity
Convertible preferred stock - Series A – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; no shares issued and outstanding (aggregate liquidation preference $0)	-	-
Convertible preferred stock - Series B – par value $.001 per share; authorized 1,000,000 shares; 625,000 shares designated Series B; 368,862 and 365,265 shares issued, and outstanding respectively (aggregate liquidation preference $3,485,746 and $3,451,754, respectively)	369	365
Common stock – par value $.001 per share; authorized 50,000,000 shares; 10,604,354 and 10,278,934 shares issued and outstanding	10,605	10,279
Additional paid-in capital	10,917,226	9,540,036
Accumulated deficit	(10,803,466)	(8,510,093)
Total stockholders’ equity	124,734	1,040,587
Total liabilities and stockholders’ equity	$2,731,553	$2,936,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Net sales	$2,519,721	$1,766,662	$4,804,273	$3,002,176

Cost of sales	1,404,192	1,282,831	2,702,335	1,890,246
Gross profit	1,115,529	483,831	2,101,938	1,111,930

Operating expenses:

Selling, general and administrative expenses	2,116,736	1,054,667	4,070,434	1,935,450

Loss from operations	(1,001,207)	(570,836)	(1,968,496)	(823,520)

Other income (expense):
Gain on litigation settlement	-	48,887	-	48,887
Interest income	1,635	17	2,797	79
Interest expense	(100,522)	(127,397)	(205,674)	(193,680)
Total other expense	(98,887)	(78,493)	(202,877)	(144,714)

Net loss	$(1,100,094)	$(649,329)	$(2,171,373)	$(968,234)

Series B Convertible Preferred Stock:
Contractual dividends	(61,000)	-	(122,000)	-

Loss attributable to common stockholders	$(1,161,094)	$(649,329)	$(2,293,373)	$(968,234)

Per share data:
Net loss per common share from operations - Basic and diluted	$(0.10)	$(0.07)	$(0.21)	$(0.10)
Series B convertible preferred stock contractual dividends	(0.01)	-	(0.01)	-
Net loss attributable to common stockholders per share – basic and diluted	$(0.11)	$(0.07)	$(0.22)	$(0.10)

Weighted average number of common shares outstanding - Basic and diluted	10,597,125	9,984,334	10,542,390	9,937,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Cash flows from operating activities
Net loss	$(2,171,373)	$(968,234)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	30,000	18,358
Depreciation and amortization	126,127	95,057
Stock-based compensation	425,193	216,846
Amortization of deferred debt discount	169,391	144,381
Gain on extinguishment of debt	-	(48,887)
Changes in operating assets and liabilities:
Accounts receivable	(139,154)	(488,345)
Inventories - finished goods	(104,327)	(177,984)
Prepaid expenses and other current assets	(21,532)	37,731
Accounts payable – related parties	330,450	240,357
Accounts payable – trade	455,102	(49,299)
Accrued expenses and other current liabilities	(106,557)	46,615
Net cash used in operating activities	(1,006,680)	(933,404)

Cash flow from investing activities
Acquisition of Hocks.com assets	(200,000)	-
Employee advance	(6,142)	(51,429)
Refund from the return of property and equipment	15,732	-
Acquisition of property and equipment	(88,606)	(35,348)
Net cash used in investing activities	(279,016)	(86,977)

Cash flows from financing activities
Proceeds from notes payable	-	500,000
Proceeds from sale of convertible notes	-	50,000
Advances from former director	-	422,000
Repayment of advances from former director	-	(143,000)
Net cash provided by financing activities	-	829,000

Net decrease in cash	(1,285,696)	(191,181)

Cash - beginning of period	1,397,583	191,181

Cash - end of period	$111,887	$-

Cash paid for:
Interest	$9,117	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes to common stock	$225,000	$400,000
Exchange of common stock to acquire assets of Hocks.com	$693,335	$-
Issuance of series B preferred stock for settlement of accrued dividends	$33,992	$-
Accrual of series B preferred stock contractual dividend	$122,000	$-
Cashless exercise of warrants into common stock	$14	$-
Deferred debt discount – notes payable	$-	$304,037

Purchase price allocation:

Current assets - Inventory	$200,000
Customer relationships	693,335
Net fair value of assets acquired/Total purchase price	$893,335

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for certain financial information and the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, the condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for six months ended June 30, 2011 and 2010, have been prepared by the Company without being audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s condensed consolidated financial position, results of operations and cash flows at June 30, 2011 not misleading have been made. The condensed consolidated results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results that would be expected for the full year or any other interim period.

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

2. Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through product sales to customers and debt and equity financing agreements. As of June 30, 2011, the Company had $111,887 in cash and a working capital deficiency of $337,218 which represents decreases of $1,285,696 and $1,396,202 from December 31, 2010, respectively.  During the six months ended June 30, 2011, the Company generated revenue of $4,804,273 and a net loss of $2,171,373.  For the six months ended June 30, 2011, cash flows included net cash used in operating activities of $1,006,680 and net cash used in investing activities of $279,016.

Management believes that the Company has taken certain steps to improve its operations and cash flows, including improved inventory management and an increase in the number of suppliers. The acquisition of Hocks.com (see note 11) is also expected to improve the operating productivity and efficiency of the Company’s expenditures for selling, general and administrative activities. Further the Company has taken additional steps to increase the profitability derived from the acquisition of Hocks.com including significantly increasing the gross margin while decreasing the amounts spent on rent and payroll related expenses. Management believes that this plan will be successful, but there can be no such assurance.

Subsequent to June 30, 2011, the Company raised approximately $1,500,000 from the sale of 428,572 shares of common stock. Considering its financial resources and current operating projections, the Company believes that its financial resources will be sufficient to fund its operation through at least the next twelve months. Management believes that if the Company needs to raise additional capital in order to meet operations and execute its business plan, it will be successful. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	June 30, 2011	June 30, 2010

Options	2,192,133	1,659,300
Warrants	1,896,590	625,000
Convertible Preferred Stock	1,844,312	53,751
Convertible Promissory Notes	529,100	148,639
Totals	6,462,135	2,486,690

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

Stock-based compensation was recorded in the condensed consolidated statements of operations in selling, general and administrative expenses and totaled $213,479 and $119,757 for the three months ended June 30, 2011 and 2010, respectively and $425,193 and $216,846 for the six months ended June 30, 2011 and 2010, respectively.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values ranges as follows:

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Risk-free interest rate	2.72%	2.39% to 2.71%
Dividend yield	N/A	N/A
Expected volatility	55.2%	57.6%
Expected life in years	6.00	6.00
Expected forfeiture rate (through term)	0%	0%

4. Intangible Assets

The following table is a summary of intangible assets as of June 30, 2011:

Customer relationships	$693,335
Less: accumulated amortization	(41,270)
Intangible assets, net	$652,065

The Company’s amortizable intangible assets consist of customer relationships which resulted from the acquisition of Hocks.com (see note 11) and are being amortized on a straight-line basis over their estimated useful life of seven years. Amortization expense for the three and six months ended June 30, 2011 was $24,762 and $41,270, respectively.

The following is a summary of amortization expense for the next five years and thereafter:

Year ended December 31,

2011	$49,524
2012	99,048
2013	99,048
2014	99,048
2015	99,048
Thereafter	206,349
$652,065

 5. Convertible Notes

On January 5, 2011, a convertible note in the amount of $200,000 was converted into 132,118 shares of common stock.

On April 4, 2011, a convertible note in the amount of $25,000 was converted into 12,500 shares of common stock.

During the three and six months ended June 30, 2011, the Company recorded amortization of debt discount related to certain convertible notes in the amount of $82,616 and $169,391, respectively.

6. Stockholders’ Equity

Preferred Stock

On January 1, 2011, the Company granted 3,597 shares of Series B convertible preferred stock valued at $33,992 to the Series B convertible preferred stock owners as payment in kind for dividends

Stock Options

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

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	1,996,300	$2.14	6.92	-
Granted	305,000	$4.10	—	-
Expired	—	—	—	-
Canceled	(109,167)	$2.23	—	-
Exercised	—	—	—	-
Options outstanding at June 30, 2011	2,192,133	$2.41	6.75	$5,672,059
Options exercisable at June 30, 2011	953,977	$1.68	5.68	$3,165,285

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 – 2.00	830,133	6.25	$1.39	652,341	$1.32
$2.00 – 4.10	1,362,000	7.05	$3.04	301,636	$2.46
$0.80 – $4.10	2,192,133	6.75	$2.41	953,977	$1.68

Warrants

On May 13, 2011, the holder of warrants to purchase a total of 18,750 shares of the Company’s common stock, at an exercise price of $1.60 per share, elected to exercise the warrants on a cashless basis under the terms of the warrants.  The holder received a total of 14,135 net shares from the exercise.

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2011	1,915,340	$2.53	4.62
Granted	-	-	-	-
Expired	-	-	-	-
Exercised	(18,750)	-	-	-
Warrants outstanding and exercisable at June 30, 2011	1,896,590	$2.54	4.10	$4,668,180

7. Commitments and Contingent Liabilities

Operating Leases

The Company occupied approximately 16,000 square feet of office and storage space under Commercial Sublease Agreement with Masters Healthcare, LLC, (a related party – see Note 9) which expired on March 31, 2011. From April 1, 2011 through June 30, 2011, the lease has been in effect on a month to month basis, with a monthly lease rate of $14,125, pursuant to the provision of the sub-lease.

On June 15, 2011, the Company entered into a lease agreement for approximately 28,000 square feet of office and storage space with an entity effective July 1, 2011.  The monthly lease rate of $4,393 is in effect from January 2012 through December 2013, which will be recorded on a straight line basis over the term of the lease.

During the three months ended June 30, 2011 and 2010, the Company recorded rent expense of $51,195 and $9,000, respectively, and for the six months ended June 30, 2011 and 2010, $94,440 and $21,000, respectively.

Litigation

From time to time, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, the Company is not involved in any such matters.

8. Concentrations

As of June 30, 2011, three customers represented 59.4%, 25.1% and 11.8% of total accounts receivable. As of December 31, 2010, two customers represented 61.1% and 21.9% of total accounts receivable.

9. Related Party Transactions

Jason Smith is a manager of Rock Castle Holdings, a shareholder of the Company. Jason Smith is the son of Dennis Smith who is the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers.  The Company purchased from Masters Pharmaceutical, Inc., $618,768 and $441,973 of supplies, representing approximately 22% and 23% of total purchases during the six months ended June 30, 2011 and 2010, respectively. The Company purchased from Masters Pharmaceutical, Inc., $386,243 and $222,257 of supplies, representing approximately 24% and 18% of total purchases during the three months ended June 30, 2011 and 2010, respectively. Accounts payable due to Masters Pharmaceutical, Inc. at June 30, 2011 and December 31, 2010 were $563,308 and $232,858, respectively.

For the six months ended June 30, 2011 and 2010, sales to Masters Pharmaceuticals were approximately $48,927 (1%) and $425,555 (14%) respectively, of net sales. For the three months ended June 30, 2011 and 2010, sales to Masters Pharmaceuticals were approximately $8,515 (0%) and $376,271 (8%) respectively, of net sales.

10.  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any impact on the Company’s condensed consolidated financial statements or disclosures.

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

11. Acquisition of Hocks

On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”), the Company’s wholly-owned subsidiary (formed February 2011), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy Inc., an Ohio corporation (“Hocks Pharmacy”) and its shareholders.  Under the Asset Purchase Agreement, Hocks Acquisition purchased all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business”).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.  Hocks Acquisition paid $200,000 in cash to Hocks Pharmacy for the Purchased Assets.

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

During the three and six months ended June 30, 2011, the Company recognized $730,998 and $1,367,202, respectively, of revenue generated by Hocks.com.

The following table presents the unaudited pro-forma combined results of operations of the Company and Hocks.com for each of the three and six months ended June 30, 2011 and the three months ended June 30, 2010, respectively, as if Hocks.com had been acquired at the beginning of each of the periods.

	For the three months ended June 30,	For the six months ended June 30,
	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)
Revenue	$2,923,186	$5,138,227	$5,305,701
Net loss	$(625,194)	$(2,178,570)	$(951,317)
Pro-forma basic and diluted net loss per common share	$(0.06)	$(0.21)	$(0.09)
Weighted average common shares outstanding – basic and diluted	10,151,001	10,583,826	10,104,473

12. Subsequent Events

Subsequent to June 30, 2011, the Company’s chief financial officer exercised 50,000 stock options for aggregate cash proceeds of $40,000.

Subsequest to June 30, 2011, the Company granted employees options to purchase an aggregate of 165,000 shares of common stock with an exercise price of $4.55 for a total value of $410,344 under a previously approved option plan.  The options vest over a three year period and have a term of ten years.

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

Results of Operations

The three months ended June 30, 2011 compared to the three months ended June 30, 2010

	The three months ended June 30, 2011	% of Revenue	The three months ended June 30, 2010	% of Revenue

Revenue	$2,519,721	100.0%	$1,766,662	100.0%
Cost of sales	1,404,192	55.7%	1,282,831	72.6%
Gross profit	1,115,529	44.3%	483,831	27.4%
Selling, general & administrative expenses	2,116,736	84.0%	1,054,667	59.7%
Loss from operations	(1,001,207)	(39.7)%	(570,836)	(32.3)%
Gain on litigation settlement	-	-%	48,887	2.8%
Interest income	1,635	0.1%	0	-%
Interest expense	(100,522)	(4.0)%	(127,380)	7.2%
Net loss	$(1,100,094)	(43.7)%	$(649,329)	(36.8)%

Revenue
	The three months ended June 30, 2011	% Change	The three months ended June 30, 2010
Total revenue	$2,519,721	42.6%	$1,766,662
Total average net sales per order	$53.69	(8.9)%	$58.92

Revenues for the three months ended June 30, 2011 grew to $2,519,721 from $1,766,662 for the three months ended June 30, 2010. Revenues increased for the three months ended June 30, 2011 compared to the prior year as a result of an increase in order volume.  This increase is due primarily to an increase in prescription product sales of $779,495 and an increase in over the counter product sales by $92,207. The increase in over the counter product sales was due to the inclusion of sales from the acquisition of Hocks.com in the amount of $730,999, which offset a decline of the Company’s over the counter sales of $638,792. The increases in prescription and over the counter sales  were offset by a sharp decline in the revenue generated from the sale of certain prescription products to manufacturers of $203,000. The average sale per order for the three months ended June 30, 2011 declined by $5.23 compared to the three months ended June 30, 2010, primarily due to three orders for the sale of certain prescription products to manufacturers for $203,000 for the three months ended June 30, 2010 and no revenue for these products for the three months ended June 30, 2011. The Company expanded into additional and larger markets and increased its business to business during the three months ended June 30, 2011 compared to the same period last year.

Another indicator of increased business activity was that our websites attracted 876,384 visits with  3,252,290 pageviews during the three months ended June 30, 2011 compared to 267,099 visits and 876,772 pageviews during the three months ended June 30, 2010.

Cost of Sales and Gross Margin

	The three months ended June 30, 2011	% Change	The three months ended June 30,2010
Total cost of sales	$1,404,192	9.5%	$1,282,831
Total gross profit dollars	$1,115,529	130.6%	$483,831
Total gross margin percentage	44.3%	16.9%	27.4%

Total cost of sales increased to $1,404,192 for the three months ended June 30, 2011 as compared to $1,282,831 for the three months ended June 30, 2010 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 27.4% for the year ended June 30, 2010 to 44.3% for the three months ended June 30, 2011. The increase in gross profit margins were due primarily to the sharp increase in prescription drug sales during the three months ended June 30, 2011, which typically have higher margins than over-the-counter product sales. These increases were offset by a decline in the revenues generated from the sale of certain prescription products to manufacturers which had a high profit margins but limited market growth opportunity.

Selling, General and Administrative Expenses

	The three months ended June 30, 2011	% Change	The three months ended June 30, 2010
Selling, general and administrative expenses	$2,116,736	100.7%	$1,054,667
Percentage of revenue	84.0%	24.3%	59.7%

Selling, general and administrative expenses increased by $1,062,069 in the three months ended June 30, 2011 compared to the same period in 2010, an increase of 100.7%.  During the three months ended June 30, 2011, expense increases were due primarily to expenses related to the maturing of business activities including increased headcount and salary expenses of $386,162 and increases of $453,537 for advertising, credit card fees, shipping and fulfillment, and rent compared to the three months ended June 30, 2010. In addition, the recognition of the following expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010: (a) $213,478 for non-cash stock based compensation expense compared to $119,757, (b) Software engineering for $76,737 compared to $64,550, (c) and amortization of capitalized software expenses and customer relationships of $49,812 compared to $25,050.

The $386,162 increase in payroll related expenses was due to primarily two factors: head count increase from 15 in 2010 to 43 in 2011 and the hiring of more highly compensated employees impacting 2011 compared to 2010. The increase in expenses for software engineering and amortization of software expenses compared to 2010 was due primarily to the recognition of amortization due to the launch of the Company’s web site and unspecified upgrades and enhancements to the web site as reflected in software engineering expenses in 2011. The Company expects that selling, general and administrative expenses will decline, in the future, as a percentage of total revenue primarily due to increased operating efficiencies for head count, rent, and professional fees as the Company matures.

Other income (expense)

	The three months ended June 30, 2011	% Change	The three months ended June 30, 2010
Interest income	$1,635	100.0%	$17
Interest expense	$100,522	(21.1)%	$127,397

Interest expense decreased from $127,397 in the three months ended June 30, 2010 to $100,522 in the three months ended June 30, 2011, primarily due to the recognition of the non-cash accretion of debt discount for the three months ended June 30, 2011 of $82,616 compared to $97,558 for the same period in 2010. Interest expense declined from $29,822 for the three months ended June 30, 2010 compared to $17,906 in the three months ended June 30, 2011 due primarily to the reduction in the current note’s interest rate of 7% compared to 12% on the note outstanding in the prior period.

The six months ended June 30, 2011 compared to the six months ended June 30, 2010

	The six months ended June 30, 2011	% of Revenue	The six months ended June 30, 2010	% of Revenue

Revenue	$4,804,273	100.0%	$3,002,176	100.0%
Cost of sales	2,702,335	56.2%	1,890,246	63.0%
Gross profit	2,101,938	43.8%	1,111,930	37.0%
Selling, general & administrative expenses	4,070,434	84.7%	1,935,450	64.5%
Loss from operations	(1,968,496)	(41.0)%	(823,520)	(27.4)%
Gain on litigation settlement	-	-%	48,887	1.6%
Interest income	2,797	0.1%	-	-%
Interest expense	(205,674)	(4.3)%	(193,601)	(6.4)%
Net loss	$(2,171,373)	(45.2)%	$(968,234)	(32.3)%

Revenue
	The six months ended June 30, 2011	% Change	The six months ended June 30, 2010
Total revenue	$4,804,273	60.0%	$3,002,176
Total average net sales per order	$61.50	15.7%	$53.15

Revenues for the six months ended June 30, 2011 grew to $4,804,273 from $3,002,176 for the six months ended June 30, 2010. Revenues increased for the three months ended June 30, 2011 compared to the prior year as a result of an increase in order volume.  This increase is due primarily to an increase in prescription product sales of $1,499,067 and an increase in over the counter product sales by $650,730. The increase in over the counter product sales was due to the inclusion of sales from the acquisition of Hocks.com in the amount of $1,367,202, which offset a decline of the Company’s over the counter sales of $716,472. The increases in prescription and over the counter sales were offset by a sharp decline in the revenue generated from the sale of certain prescription products to manufacturers of $515,299. The average sale per order for the six months ended June 30, 2011 increased by $8.35 compared to the six months ended June 30, 2010, due to the average sale per order increasing in OTC products, in part to the Hocks.com acquisition, and prescription products. The Company expanded into additional and larger markets and increased its business to business during the six months ended June 30, 2011 compared to the same period last year.

Another indicator of increased business activity was that our website attracted 1,893,006 visits with 6,737,932 pageviews during the six months ended June 30, 2011 compared to 519,773 visits and 1,786,556 pageviews during the six months ended June 30, 2010.

Cost of Sales and Gross Margin

	The six months ended June 30, 2011	% Change	The six months ended June 30,2010
Total cost of sales	$2,702,335	43.0%	$1,890,246
Total gross profit dollars	$2,101,938	89.0%	$1,111,930
Total gross margin percentage	43.8%	(6.8)%	37.0%

Total cost of sales increased from $1,890,246 for the six months ended June 30, 2010 to $2,702,335 for the six months ended June 30, 2011 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 37.0% for the year ended June 30, 2010 to 43.8% for the six months ended June 30, 2011, the increase in gross profit margins were due primarily to the product mixing to primarily OTC products sales with the acquisition of Hocks.com and prescription drugs during the six months ended June 30, 2011 and offset by a reduction in the sales from certain prescription products to manufacturers which had a higher profit margin but limited market growth opportunity.

Selling, General and Administrative Expenses

	The six months ended June 30, 2011	% Change	The six months ended June 30, 2010
Selling, general and administrative expenses	$4,070,434	110.3%	$1,935,450
Percentage of revenue	84.7%	20.2%	64.5%

Selling, general and administrative expenses increased by $2,134,984 during the six months ended June 30, 2011 compared to the same period in 2010, an increase of 110.3%.  During the six months ended June 30, 2011, the increases were due primarily to expenses related to the maturing of business activities including increased headcount and salary related expenses of $851,974 and increases of $964,598 for advertising, credit card fees, bad debt, rent, shipping and fulfillment, and travel related expenses compared to the six months ended June 30, 2010. In addition, the recognition of the following expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010: (a) $425,192 for non-cash stock based compensation expense compared to $216,846, (b) Software engineering for $149,135 compared to $100,965, (c) and amortization of capitalized software expenses and customer relationships of $91,370 compared to $50,100.

The $851,974 increase in payroll related expenses was due to primarily two factors: head count increase from 15 in 2010 to 43 in 2011 and the hiring of certain more highly compensated employees impacting 2011 compared to 2010. The increase in expenses for software engineering and amortization of software expenses compared to 2010 was due primarily to the recognition of amortization due to the launch of the Company’s web site and unspecified upgrades and enhancements to the web site as reflected in software engineering expenses in 2011. The Company expects that selling, general and administrative expenses will decline, in the future, as a percentage of total revenue primarily due to increased operating efficiencies for head count, rent, and professional fees as the Company matures.

Other income (expense)

	The six months ended June 30, 2011	% Change	The six months ended June 30, 2010
Interest income	$2,797	100.0%	$79
Interest expense	$205,674	(6.2)%	$193,680

Interest expense increased from $193,680 in the six months ended June 30, 2010 to $205,674 in the six months ended June 30, 2011, primarily due to the recognition of the non-cash accretion of debt discount for the six months ended June 30, 2011 of $169,391 compared to $144,380 for the same period in 2010. Contractual loan interest expense declined slightly from $49,300 for the six months ended June 30, 2010 compared to $36,283 in the six months ended June 30, 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2011 and 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of June 30, 2011, the Company had $111,887 in cash and a working capital deficiency of $337,218 which represents decreases of $1,285,696 and $1,396,202 from December 31, 2010, respectively.  During the six months ended June 30, 2011, the Company generated revenue of $4,804,273 and a net loss of $2,171,373.  For the six months ended June 30, 2011, cash flows included net cash used in operating activities of $1,006,680 and net cash used in investing activities of $279,016.

Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.  During the six months ended June 30, 2011, the Company’s cash was reduced by $1,285,696.  Our sources and uses of funds during this period were as follows:

For the six months ended June 30, 2011, cash flows included net cash used in operating activities of $1,006,680.  The primary reason for the use of cash was due to the increase in net loss for the period for the expansion of the Company’s headcount and operating expenses to support increased revenues which was offset by non-cash items of $750,711 and larger increases in accounts payable compared to increases in current assets. Management believes that during the current year with the organic growth and additional revenue from the Hocks acquisition that the losses will decline, due to reductions in selling, general administration expenses from the first six months with the elimination of redundant expenses from the Hocks.com acquisition and other operating efficiencies.

For the six months ended June 30, 2010, cash flows included net cash used in operating activities of $933,404.  This amount included a decrease in operating cash related to a net loss of $968,234 and additions for the following items: (i) Amortization of debt discount, $144,381(ii) depreciation and amortization, $95,057; (iii) stock-based compensation expense, $216,846(iv) accounts payable related parties and trade, net, $191,058. The increase in cash used in operating activities in the first six months of 2010 was primarily offset by the following decreases: (i) accounts receivable $(488,345), (ii) inventories, $(177,984).

For the six months ended June 30, 2011, net cash used in investing activities was $279,016. This was primarily due to the $200,000 cash portion of the Hocks.com acquisition. For the six months ended June 30, 2010, net cash used in investing activities was $86,977.

For the six months ended June 30, 2011, no cash was provided by or used in financing activities. For the six months ended June 30, 2010, net cash provided by financing activities was $829,000, primarily due to $422,000 from an advance from a former director and $500,000 from the proceeds of notes payable, offset by the repayment of advances from a former director of $143,000.

Management believes that the Company has taken certain steps to improve its operations and cash flows, including improved inventory management and an increase in the number of suppliers. The acquisition of Hocks.com (see note 11) is also expected to improve the operating productivity and efficiency of the Company’s expenditures for selling, general and administrative activities. Further the Company has taken additional steps to increase the profitability derived from the acquisition of Hocks.com including significantly increasing the gross margin while decreasing the amounts spent on rent and payroll related expenses. Management believes that this plan will be successful, but there can be no such assurance.

Subsequent to June 30, 2011, the Company raised approximately $1,500,000 from the sale of 428,572 shares of common stock. Considering its financial resources and current operating projections, the Company believes that its financial resources will be sufficient to fund its operation through at least the next twelve months. Management believes that if the Company needs to raise additional capital in order to meet operations and execute its business plan, it will be successful. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements. Our significant estimates include the allowance for doubtful accounts, depreciation, valuation of intangible assets, stock-based compensation, evaluation of warrants, debt discount, intangible assets and deferred tax assets, including a valuation allowance.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of June 30, 2011:

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

We believe that our internal control risks are mitigated by the fact that our Chief Executive Officer reviews and approves substantially all of our major transactions. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the audit committee of the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters. Throughout the year, the Company has been continuously improving its monitoring of current reporting systems and its personnel. The Company intends to continue to make improvements in its internal controls over financial reporting and disclosure controls until its material weaknesses are remediated.

 Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2011, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 22, 2011, the Company’s Chief Financial Officer, exercised options to purchase 50,000 shares of common stock under the Company’s 2009 Incentive Compensation Plan at an exercise price of $0.80 per share. The issuance of the common stock upon exercise of the options was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this quarterly report:

Exhibit Number and Description

10.1	Lease agreement dated June15, 2011 between the Company and the landlord

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 2011

HEALTHWAREHOUSE.COM, INC.

By:	/s/ Lalit Dhadphale
Lalit Dhadphale
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Patrick E. Delaney
Patrick E. Delaney
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number and Description

10.1 *	Lease agreement dated June15, 2011 between the Company and the landlord

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

* filed herewith