Form 10-Q
period 2011-09-30
HealthWarehouse.com, Inc.
filed 2011-11-17
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(513) 618-0912
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

As of November 8, 2011, there were 9,935,472 shares of common stock outstanding.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash	$213,143	$1,397,583
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $120,000, respectively	797,757	604,524
Inventories – finished goods	651,273	374,519
Employee advances	108,718	51,429
Prepaid expenses and other current assets	52,747	126,708
Total current assets	$1,823,638	$2,554,763

Property and equipment, net	913,946	320,328
Website development costs, net of accumulated amortization of $200,396 and $139,475, respectively	-	60,921
Intangible assets, net of accumulated amortization of $66,033 and $0, respectively	627,302	-

Total assets	$3,364,886	$2,936,012

Liabilities and Stockholders’ (Deficit)Equity
Current liabilities
Accounts payable – related parties	$-	$232,858
Accounts payable – trade	1,480,550	807,481
Accrued expenses and other current liabilities	317,038	240,098
Convertible notes, net of deferred debt discount of $0 and $9,658, respectively	-	215,342
Notes payable	300,000	-

Total current liabilities	$2,097,588	$1,495,779

Notes payable, net of deferred debt discount of $1,075,203 and $0, respectively	1,924,798	-
Convertible notes payable, net of deferred debt discount of $358,004 and $600,354, respectively	641,996	399,646

Total liabilities	$4,664,382	$1,895,425

Commitments and contingencies

Stockholders’ (deficit) equity
Convertible preferred stock - Series A – par value $.001 per share; authorized 1,000,000 shares; 200,000 shares designated Series A; no shares issued and outstanding (aggregate liquidation preference $0)	-	-
Convertible preferred stock - Series B – par value $.001 per share; authorized 1,000,000 shares; 625,000 shares designated Series B; 368,862 and 365,265 shares issued, and outstanding respectively (aggregate liquidation preference $3,485,746 and $3,451,754, respectively)	369	365
Common stock – par value $.001 per share; authorized 50,000,000 shares; 11,082,926 and 10,278,934 shares issued, respectively; 9,903,648 and 10,278,934 shares outstanding, respectively	11,083	10,279
Shares subscribed	490,000	-
Additional paid-in capital	13,820,091	9,540,036
Treasury stock, at cost, 1,179,212 and 0 shares, respectively	(3,419,715)	-
Accumulated deficit	(12,201,324)	(8,510,093)
Total stockholders’(deficit) equity	(1,299,496)	1,040,587
Total liabilities and stockholders’ (deficit) equity	$3,364,886	$2,936,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Net sales	$2,783,240	$1,215,476	$7,587,513	$4,217,652

Cost of sales	1,545,970	709,999	4,248,305	2,600,245
Gross profit	1,237,270	505,477	3,339,208	1,617,407

Operating expenses:

Selling, general and administrative expenses	2,401,289	1,303,744	6,471,723	3,239,194

Loss from operations	(1,164,019)	(798,267)	(3,132,515)	(1,621,787)

Other income (expense):
Gain on litigation settlement	-	-	-	48,887
Interest income	842	-	3,639	180
Interest expense	(173,681)	(157,602)	(379,355)	(351,383)
Total other expense	(172,839)	(157,602)	(375,716)	(302,316)

Net loss	$(1,336,858)	$(955,869)	$(3,508,231)	$(1,924,103)

Series B Convertible Preferred Stock: Contractual dividends	(61,000)	-	(183,000)	-

Loss attributable to common stockholders	$(1,397,858)	$(955,869)	$(3,691,231)	$(1,924,103)

Per share data:
Net loss per common share from operations - Basic and diluted	$(0.13)	$(0.09)	$(0.33)	$(0.19)
Series B convertible preferred stock contractual dividends	(0.01)	-	(0.02)	-
Net loss attributable to common stockholders per share – basic and diluted	$(0.14)	$(0.09)	$(0.35)	$(0.19)

Weighted average number of common shares outstanding - Basic and diluted	10,551,520	10,159,727	10,545,466	10,011,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Cash flows from operating activities
Net loss	$(3,508,231)	$(1,924,103)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for doubtful accounts	30,000	48,358
Write-off of other current assets	100,000	-
Depreciation and amortization	186,497	145,650
Stock-based compensation	674,993	343,806
Amortization of deferred debt discount	308,108	267,340
Gain on extinguishment of debt	-	(48,887)
Changes in operating assets and liabilities:
Accounts receivable	(223,233)	(532,820)
Inventories - finished goods	(76,754)	(174,177)
Prepaid expenses and other current assets	(26,039)	39,959
Accounts payable – related parties	(232,858)	625,222
Accounts payable – trade	673,069	131,118
Accrued expenses and other current liabilities	(72,068)	116,741
Net cash used in operating activities	(2,166,516)	(961,793)

Cash flow from investing activities
Acquisition of Hocks.com assets	(200,000)	-
Employee advances	(57,289)	(55,871)
Refund from the return of property and equipment	15,732	-
Acquisition of property and equipment	(668,893)	(60,351)
Net cash used in investing activities	(910,450)	(116,222)

Cash flows from financing activities
Proceeds from notes payable	3,000,000	500,000
Proceeds from shares subscribed	490,000	-
Proceeds from convertible notes payable	-	100,000
Proceeds from exercise of common stock options	40,000	-
Proceeds from sale of common stock, net	1,482,241	-
Repurchase of treasury stock	(3,419,715)	-
Advances from stockholder	300,000	521,000
Repayment of advances from stockholder	-	(234,166)
Net cash provided by financing activities	1,892,526	866,834

Net decrease in cash	(1,184,440)	(191,181)

Cash - beginning of period	1,397,583	191,181

Cash - end of period	$213,143	$-

Cash paid for:
Interest	$9,594	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible notes to common stock	$225,000	$425,000
Exchange of common stock to acquire assets of Hocks.com	$693,335	$-
Issuance of series B preferred stock for settlement of accrued dividends	$33,992	$-
Accrual of series B preferred stock contractual dividend	$183,000	$-
Cashless exercise of warrants into common stock	$14	$-
Deferred debt discount – notes payable	$1,131,303	$304,037

Purchase price allocation:

Current assets – Inventory	$200,000
Customer relationships	693,335
Net fair value of assets acquired/Total purchase price	$893,335

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for certain financial information and the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, the condensed consolidated balance sheet as of September 30, 2011 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for nine months ended September 30, 2011 and 2010, have been prepared by the Company without being audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s condensed consolidated financial position, results of operations and cash flows at September 30, 2011 not misleading have been made. The condensed consolidated results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results that would be expected for the full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements for the year ended December 31, 2010 and notes thereto included in the current report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through product sales to customers and debt and equity financing agreements. As of September 30, 2011, the Company had $213,143 in cash and a working capital deficiency of $273,950 which represent decreases of $1,184,440 and $1,332,934 from December 31, 2010, respectively.  During the nine months ended September 30, 2011, the Company generated revenue of $7,587,513 and a net loss of $3,508,231.  For the nine months ended September 30, 2011, cash flows included net cash used in operating activities of $2,166,516, net cash used in investing activities of $910,450 and net cash provided by financing activities of $1,892,526.

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

As disclosed in Note 13, subsequent to September 30, 2011, the Company raised approximately $1,000,000 from the sale of 10,000 shares of Series C preferred stock which was used to reduce the Company’s debt. However, the Company recognizes it will need to raise additional capital in order to meet operations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include reserves related to receivables, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts, and the valuation of assets acquired in connection with Hocks Acquisition Corporation’s (“Hocks Acquisition”) February 14, 2011 purchase of the business and assets of Hocks Pharmacy Inc. (“Hocks Pharmacy”).

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

	September 30, 2011	September 30, 2010

Options	2,437,132	1,599,300
Warrants	2,646,590	625,000
Convertible Preferred Stock	1,844,312	53,752
Convertible Promissory Notes	529,100	182,118
Totals	7,457,134	2,460,170

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model using a volatility figure derived from an index of comparable entities until such time as sufficient data exists to calculate the Company’s own historical volatility.  Management will review this assumption as the Company’s trading history becomes a better indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Stock-based compensation was recorded in the condensed consolidated statements of operations in selling, general and administrative expenses and totaled $249,854 and $126,960 for the three months ended September 30, 2011 and 2010, respectively and $674,993 and $343,806 for the nine months ended September 30, 2011 and 2010, respectively.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair value ranges as follows:

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Risk-free interest rate	0.96% to 2.72%	2.39% to 2.71%
Dividend yield	N/A	N/A
Expected volatility	133.4%	57.6%
Expected life in years	6.00	6.00
Expected forfeiture rate (through term)	0%	0%

4. Intangible Assets

The following table is a summary of intangible assets as of September 30, 2011:

Customer relationships	$693,335
Less: accumulated amortization	(66,033)
Intangible assets, net	$627,302

The Company’s amortizable intangible assets consist of customer relationships which resulted from the acquisition of Hocks.com (see note 11) and are being amortized on a straight-line basis over their estimated useful life of seven years. Amortization expense for the three and nine months ended September 30, 2011 was $24,763 and $66,033, respectively.

The following is a summary of amortization expense for the next five years and thereafter:

Year ending December 31,

2011	$24,762
2012	99,048
2013	99,048
2014	99,048
2015	99,048
Thereafter	206,348
$627,302

 5. Convertible Notes Payable

On January 5, 2011, a convertible note in the amount of $200,000 was converted into 132,118 shares of common stock.

On April 4, 2011, a convertible note in the amount of $25,000 was converted into 12,500 shares of common stock.

During the three and nine months ended September 30, 2011, the Company recorded amortization of debt discount related to certain convertible notes in the amount of $82,617 and $252,008, respectively.  During the three and nine months ended September 30, 2010, the Company recorded amortization of debt discount related to certain convertible notes payable in the amount of $5,870 and $17,230, respectively.

6. Notes Payable

On September 2, 2011, the Company entered into a Loan and Security Agreement (the “Loans”) with two lenders.  Under the terms of the Loans, the Company borrowed $1,500,000 from each lender, or a total of $3,000,000, at an interest rate of 7% per annum each with a maturity date of January 15, 2013. The loans may be prepaid in whole or in part at any time by the Company without penalty. In connection with the Loans, the Company granted each Lender a warrant to purchase 250,000 shares of Common Stock at a purchase price of $2.90 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date. The warrants contain customary anti-dilution and purchase price adjustment provisions. The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws. The relative fair value of the warrants was estimated at $1,131,303 using the Black Scholes method and has been recorded as a debt discount on the condensed consolidated balance sheet as of September 30, 2011.

During the three and nine months ended September 30, 2011, the Company recognized $56,100 of amortization of the deferred debt discount on notes payable. During the three and nine months ended September 30, 2010 the Company recognized $117,152 and $250,110, respectively, of amortization of the deferred debt discount on notes payable.

On September 12, 2011, the Company entered into a Promissory Note Agreement for $300,000 with a stockholder, at an interest rate of 5% per annum and due on demand at any time after November 12, 2011.

7. Stockholders’ (Deficit) Equity

Common Stock

On August 3, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three investors and sold 428,572 shares of its Common Stock to the Investors at $3.50 per share, for an aggregate price of approximately $1,500,000. The Company received proceeds of $1,482,241, net of expenses.

On September 2, 2011, the Company purchased 1,179,212 shares of its Common Stock from Rock Castle Holdings, LLC, a more than 10% stockholder of the Company (“Rock Castle”), which constituted all of the outstanding shares of Common Stock owned by Rock Castle. The purchase price was $2.90 per share, or a total purchase price of $3,419,715.

During September 2011, the Company entered into securities purchase agreements with investors who agreed to invest an aggregate of $490,000 for 168,970 shares of common stock.  The Company received the $490,000 in cash proceeds and recorded the transaction as shares subscribed since the shares had not been issued as of September 30, 2011.

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

On July 1, 2011, the Company’s Chief Financial Officer exercised options to purchase 50,000 shares of common stock for aggregate cash proceeds of $40,000.

On July 13, 2011, the Company granted employees and two outside consultants options to purchase an aggregate of 165,000 shares of common stock with an exercise price of $4.62 for a total approximate value of $735,000 under a previously approved option plan.  The options vest over a three year period and have a term of ten years.

On August 12, 2011, the Company granted a member of the Board of Directors options to purchase an aggregate of 30,000 shares of common stock with an exercise price of $3.30 for a total value of $95,400 under a previously approved option plan.  The options vest over a three year period and have a term of ten years.

On August 31, 2011, the Board granted an option to an officer of the Company for 250,000 shares at S3.80 per share. The shares vest and become exercisable when a financing transaction, as defined is secured. The options have a term of 5 years, and have a fair value of $891,567 on the date of grant. Since this performance condition had not been met at the balance sheet date, the Company has not recorded a related expense on the condensed consolidated statement of operations.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	1,996,300	$2.14	6.92	-
Granted	750,000	$4.08	—	-
Expired	—	—	—	-
Canceled	(259,168)	$1.86	—	-
Exercised	(50,000)	$0.80	—	-
Options outstanding at September 30, 2011	2,437,132	$2.77	6.63	$3,556,600
Options exercisable at September 30, 2011	870,643	$1.72	5.56	$2,158,769

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 – 2.00	630,132	5.95	$1.29	569,007	$1.33
$2.00 – 4.10	1,807,000	6.86	$3.29	301,636	$2.46
$0.80 – $4.10	2,437,132	6.63	$2.77	870,643	$1.72

Warrants

On May 13, 2011, the holder of warrants to purchase a total of 18,750 shares of the Company’s common stock, at an exercise price of $1.60 per share, elected to exercise the warrants on a cashless basis under the terms of the warrants.  The holder received a total of 14,135 net shares from the exercise.

On August 31, 2011, the Board granted to a shareholder a warrant to purchase 250,000 shares of common stock at an exercise price of $2.90 per share. The shares vest and become exercisable when a financing transaction, as defined, is secured. The options have a term of 5 years, and had a fair value of $895,848 on the date of grant. Since this performance condition has not been met at the balance sheet date, the Company has not recorded a related expense on the condensed consolidated statement of operations.

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2011	1,915,340	$2.53	4.62
Granted	750,000	$2.90	-	-
Expired	-	-	-	-
Exercised	(18,750)	-	-	-
Warrants outstanding at September 30, 2011	2,646,590	$2.64	4.18	$4,125,908
Warrants exercisable at September 30, 2011	2,396,590	$2.61	4.10	$3,800,908

8. Commitments and Contingent Liabilities

Operating Leases

The Company occupied approximately 16,000 square feet of office and storage space under Commercial Sublease Agreement with Masters Healthcare, LLC, (a former related party – see Note 9) which expired on March 31, 2011. From April 1, 2011 through June 30, 2011, the lease had been in effect on a month to month basis, with a monthly lease rate of $14,125, pursuant to the provision of the sub-lease.

On June 15, 2011, the Company entered into a lease agreement for approximately 28,000 square feet of office and storage space with an entity effective July 1, 2011. On August 29, 2011, the Company amended the agreement to expand to approximately 62,600 square feet of office and storage space effective November 1, 2011. The amended monthly lease rate of $9,224 is in effect from January 2012 through December 2013. The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. Deferred rent payable was $13,276, and has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2011.

Future minimum payments, by year and in the aggregate, under operating leases as of September 30, 2011 are as follows:

For year ending December 31	Amount

2011	$-
2012	110,694
2013	110,694
2014	128,049
2015	128,049
Thereafter	143,700

Total future minimum lease payments	$621,186

During the three months ended September 30, 2011 and 2010, the Company recorded rent expense of $19,907 and $50,447, respectively, and for the nine months ended September 30, 2011 and 2010, $114,347 and $71,447, respectively.

Litigation

From time to time, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, the Company is not involved in any such matters.

9. Concentrations

As of September 30, 2011, two customers represented 66.1% and 18.7% of total accounts receivable. As of December 31, 2010, two customers represented 61.1% and 21.9% of total accounts receivable.

During the three and nine months ended September 30, 2011, one vendor represented 46.1% and 37.6 % of total purchases, respectively.

10. Related Party Transactions

Jason Smith is a manager of Rock Castle, a stockholder of the Company through September 2, 2011 (See note 7). Jason Smith is the son of Dennis Smith who is the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers.  The Company purchased from Masters Pharmaceutical, Inc., $618,768 and $761,539 of supplies, representing approximately 14% and 29% of total purchases during the nine months ended September 30, 2011 and 2010, respectively. The Company purchased from Masters Pharmaceutical, Inc., $0 and $319,566 of supplies, representing approximately 0% and 46% of total purchases during the three months ended September 30, 2011 and 2010, respectively. Accounts payable due to Masters Pharmaceutical, Inc. at September 30, 2011 and December 31, 2010 were $0 and $232,858, respectively.

For the nine months ended September 30, 2011 and 2010, sales to Masters Pharmaceuticals were approximately $161,255 (2%) and $448,893 (11%) respectively, of net sales. For the three months ended September 30, 2011 and 2010, sales to Masters Pharmaceuticals were approximately $112,329 (4%) and $23,338 (2%) respectively, of net sales.

11.  New Accounting Pronouncements

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

12. Acquisition of Hocks

On February 14, 2011, Hocks Acquisition, the Company’s wholly-owned subsidiary (formed February 2011), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy, an Ohio corporation and its shareholders.  Under the Asset Purchase Agreement, Hocks Acquisition purchased all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business”).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.  Hocks Acquisition paid $200,000 in cash to Hocks Pharmacy for the Purchased Assets.

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

During the three and nine months ended September 30, 2011, the Company recognized $677,552 and $2,044,754, respectively, of revenue generated by Hocks.com.

The following table presents the unaudited pro-forma combined results of operations of the Company and Hocks.com for each of the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, respectively, as if Hocks.com had been acquired at the beginning of each of the periods.

	For the three months ended September 30,	For the nine months ended September 30,
	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,315,742	$7,921,467	$7,621,444

Net loss	$(971,417)	$(3,515,426)	$(1,922,734)

Pro-forma basic and diluted net loss per common share	$(0.09)	$(0.33)	$(0.19)

Weighted average common shares outstanding – basic and diluted	10,326,394	10,712,133	10,178,412

13. Subsequent Events

Subsequent to September 30, 2011, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware fixing the rights, preferences and restrictions of newly formed class of Series C Preferred Stock. The Certificates of Designation designates 10,000 shares of the Company’s preferred stock as Series C Preferred Stock to be issued at an original issue price of $100.00 per share.

Subsequent to September 30, 2011, the Company received net cash proceeds of approximately $1,000,000 for the sales of 10,000 shares of Series C Preferred Stock. In connection with the issuance, the investors received five year immediately exercisable warrants to purchase 270,000 shares of the Company’s common stock at an exercise price of $2.90 per share and have a fair value of $1,113,932 on the date of grant.

Subsequent to September 30, 2011, the Company’s Chief Financial Officer was issued 31,824 shares upon the cashless exercise of 37,875 options to purchase common stock.

Subsequent to September 30, 2011 the holders of the Company's voting capital stock consented in writing to approve an amendment to the HealthWarehouse.com, Inc. 2009 Incentive Compensation Plan increasing the number of shares of Common Stock reserved for issuance from 1,681,425 Common Shares to 2,881,425 Common Shares.

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued.

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

Results of Operations

The three months ended September 30, 2011 compared to the three months ended September 30, 2010

	The three months ended September 30, 2011	% of Revenue	The three months ended September 30, 2010	% of Revenue

Net sales	$2,783,240	100.0%	$1,215,476	100.0%
Cost of sales	1,545,970	55.5%	709,999	58.4%
Gross profit	1,237,270	44.5%	505,477	41.6%
Selling, general & administrative expenses	2,401,289	86.2%	1,303,744	107.3%
Loss from operations	(1,164,019)	(41.8)%	(798,267)	(65.7)%
Gain on litigation settlement	-	-%	-	-%
Interest income	842	-%	-	-%
Interest expense	(173,681)	(6.2)%	(157,602)	(13.0)%
Net loss	$(1,336,858)	(48.0)%	$(955,869)	(78.6)%

Net sales for the three months ended September 30, 2011 grew to $2,783,240 from $1,215,476 for the three months ended September 30, 2010. Revenues increased for the three months ended September 30, 2011 compared to the prior year as a result of an increase in order volume.  This increase is due primarily to an increase in prescription product sales of $729,645 and an increase in over the counter product sales of $752,052. The increase in over the counter product sales was due primarily to the inclusion of sales from the acquisition of Hocks.com in the amount of $677,552. The Company expanded into additional and larger markets and increased its business to business during the three months ended September 30, 2011 compared to the same period last year.

Another indicator of increased business activity was that our websites attracted 929,056 visits with  3,284,063 pageviews during the three months ended September 30, 2011 compared to 446,689 visits and 1,480,984 pageviews during the three months ended September 30, 2010.

Cost of Sales and Gross Margin

	The three months ended September 30, 2011	% Change	The three months ended September 30, 2010
Total cost of sales	$1,545,970	117.7%	$709,999
Total gross profit dollars	$1,237,270	144.8%	$505,477
Total gross margin percentage	44.5%	2.9%	41.6%

Total cost of sales increased to $1,545,970 for the three months ended September 30, 2011 as compared to $709,999 for the three months ended September 30, 2010 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 41.6% for the three months ended September 30, 2010 to 44.5% for the three months ended September 30, 2011. The increase in gross profit margins were due primarily to the increase in prescription drug sales during the three months ended September 30, 2011, which typically have higher margins than over-the-counter product sales.

Selling, General and Administrative Expenses

	The three months ended September 30, 2011	% Change	The three months ended September 30, 2010
Selling, general and administrative expenses	$2,401,289	84.2%	$1,303,744
Percentage of revenue	86.2%	(21.1)%	107.3%

Selling, general and administrative expenses increased by $1,097,545 in the three months ended September 30, 2011 compared to the same period in 2010, an increase of 84.2%.  During the three months ended September 30, 2011, expense increases were due primarily to expenses related to the maturing of business activities including increased headcount and salary expenses of $352,421 and increases of $412,188 for advertising, credit card fees, shipping and fulfillment, and rent compared to the three months ended September 30, 2010. In addition, we had increases in the following expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010: (a) $249,801 for non-cash stock based compensation expense compared to $126,959, (b) software engineering for $95,051 compared to $49,239, (c) and amortization of capitalized software expenses and customer relationships of $60,370 compared to $50,592.

The $352,421 increase in payroll related expenses was due to primarily two factors: the head count increased from 15 in 2010 to 43 in 2011 and we hired more highly compensated employees impacting 2011 compared to 2010. The Company expects that selling, general and administrative expenses will decline, in the future, as a percentage of total revenue primarily due to increased operating efficiencies for head count, rent, and professional fees as the Company matures.

Other income (expense)

	The three months ended September 30, 2011	% Change	The three months ended September 30, 2010
Interest income	$842	100.0%	$-
Interest expense	$173,681	10.2%	$157,602

Interest expense increased from $157,602 in the three months ended September 30, 2010 to $173,681 in the three months ended September 30, 2011, primarily due to the amortization of the non-cash debt discount for the three months ended September 30, 2011 of $138,716 compared to $128,212 for the same period in 2010. Contractual loan interest expense increased slightly from $29,391 for the three months ended September 30, 2010 compared to $34,965 in the three months ended September 30, 2011.

The nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

	The nine months ended September 30, 2011	% of Revenue	The nine months ended September 30, 2010	% of Revenue

Net sales	$7,587,513	100.0%	$4,217,652	100.0%
Cost of sales	4,248,305	56.0%	2,600,245	61.7%
Gross profit	3,339,208	44.0%	1,617,407	38.3%
Selling, general & administrative expenses	6,471,723	85.2%	3,239,194	76.8%
Loss from operations	(3,132,515)	(41.2)%	(1,621,787)	(38.5)%
Gain on litigation settlement	-	-%	48,887	0.1%
Interest income	3,639	-%	180	-%
Interest expense	(379,355)	(5.0)%	(351,383)	(8.3)%
Net loss	$(3,508,231)	(46.2)%	$(1,924,103)	(45.6)%

Net sales for the nine months ended September 30, 2011 grew to $7,587,513 from $4,217,652 for the nine months ended September 30, 2010. Revenues increased for the nine months ended September 30, 2011 compared to the prior year as a result of an increase in order volume.  This increase is due primarily to an increase in prescription product sales of $2,228,712 and an increase in over the counter product sales by $1,402,783. The increase in over the counter product sales was due to the inclusion of sales from the acquisition of Hocks.com in the amount of $2,044,754, which offset a decline of the Company’s over the counter sales of $641,972. The increases in prescription and over the counter sales were offset by a sharp decline in the revenue generated from the sale of certain prescription products to manufacturers of $519,426. The Company expanded into additional and larger markets and increased its business to business during the nine months ended September 30, 2011 compared to the same period last year.

Another indicator of increased business activity was that our website attracted 2,922,148 visits with 10,288,336 pageviews during the nine months ended September 30, 2011 compared to 966,462 visits and 3,267,540 pageviews during the nine months ended September 30, 2010.

Cost of Sales and Gross Margin

	The nine months ended September 30, 2011	% Change	The nine months ended September 30,2010
Total cost of sales	$4,248,305	63.4%	$2,600,245
Total gross profit dollars	$3,339,208	106.5%	$1,617,407
Total gross margin percentage	44.0%	5.6%	38.4%

Total cost of sales increased from $2,600,245 for the nine months ended September 30, 2010 to $4,248,305 for the nine months ended September 30, 2011 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 38.4% for the nine months ended September 30, 2010 to 44.0% for the nine months ended September 30, 2011, the increase in gross profit margins was due primarily to the product mixing to primarily OTC products sales with the acquisition of Hocks.com and prescription drugs during the nine months ended September 30, 2011 and offset by a reduction in the sales from certain prescription products to manufacturers which had a higher profit margin but limited market growth opportunity.

Selling, General and Administrative Expenses

	The nine months ended September 30, 2011	% Change	The nine months ended September 30, 2010
Selling, general and administrative expenses	$6,471,723	99.8%	$3,239,194
Percentage of net sales	85.2%	8.4%	76.8%

Selling, general and administrative expenses increased by $3,232,529 during the nine months ended September 30, 2011 compared to the same period in 2010, an increase of 99.8%.  During the nine months ended September 30, 2011, the increases were due primarily to expenses related to the maturing of business activities including increased headcount and salary related expenses of $1,204,406 and increases of $1,472,183 for advertising, credit card fees, bad debt, rent, shipping and fulfillment, and travel related expenses compared to the nine months ended September 30, 2010. In addition, we recognized an increase in the following expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010: (a) $674,993 for non-cash stock based compensation expense compared to $343,806, (b) Software engineering for $244,187 compared to $150,204, (c) and amortization of capitalized software expenses and customer relationships of $126,954 compared to $75,150.

The $1,204,406 increase in payroll related expenses was due to primarily two factors: the head count increased from 15 in 2010 to 43 in 2011 and we hired more highly compensated employees impacting 2011 compared to 2010. The Company expects that selling, general and administrative expenses will decline, in the future, as a percentage of total revenue primarily due to increased operating efficiencies for head count, rent, and professional fees as the Company matures.

Other income (expense)

	The nine months ended September 30, 2011	% Change	The nine months ended September 30, 2010
Interest income	$3,639	1,922.2%	$180
Interest expense	$379,355	8.0	$351,383

Interest expense increased from $351,383 in the nine months ended September 30, 2010 to $379,355 in the nine months ended September 30, 2011, primarily due to the amortization of the non-cash debt discount for the nine months ended September 30, 2011 of $308,107 compared to $272,592 for the same period in 2010. Contractual loan interest expense declined slightly from $78,691 for the nine months ended September 30, 2010 compared to $71,248 in the nine months ended September 30, 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2011 and 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of September 30, 2011, the Company had $213,143 in cash and a working capital deficiency of $273,950 which represents decreases of $1,184,440 and $1,332,934 from December 31, 2010, respectively.  During the nine months ended September 30, 2011, the Company generated revenue of $7,587,513 and a net loss of $3,508,231.  For the nine months ended September 30, 2011, cash flows included net cash used in operating activities of $2,166,516, net cash used in investing activities of $910,450 and net cash provided by financing activities of $1,892,526.

Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.  During the nine months ended September 30, 2011, the Company’s cash was reduced by $1,184,440.  Our sources and uses of funds during this period were as follows:

For the nine months ended September 30, 2011, cash flows included net cash used in operating activities of $2,166,516.  The primary reason for the use of cash was due to the increase in net loss for the period for the expansion of the Company’s headcount and operating expenses to support increased revenues which was offset by non-cash items of $1,299,598 and larger increases in accounts payable compared to increases in current assets. Management believes that during the current year with the organic growth and additional revenue from the Hocks acquisition that the losses will decline, due to reductions in selling, general administration expenses from the first nine months with the elimination of redundant expenses from the Hocks.com acquisition and other operating efficiencies.

For the nine months ended September 30, 2010, cash flows included net cash used in operating activities of $961,793.  This amount included an increase in operating cash related to a net loss of $1,924,103 and additions for the following items: (i) amortization of debt discount, $267,340(ii) depreciation and amortization, $145,650; (iii) stock-based compensation expense, $343,806: (iv) accounts payable related parties and trade, net, $756,340. The decrease in cash used in operating activities in the first nine months of 2010 was primarily offset by the following increases: (i) accounts receivable $(532,820), (ii) inventories, $(174,177).

For the nine months ended September 30, 2011, net cash used in investing activities was $910,450. This was primarily due to the acquisition of equipment and leasehold improvements of $668,893 and the $200,000 cash portion of the Hocks.com acquisition. For the nine months ended September 30, 2010, net cash used in investing activities was $116,222.

For the nine months ended September 30, 2011, net cash provided by financing activities was $1,892,526. The financing activities for the nine months ended September 30, 2011 were provided by the sale of 428,572 shares of the Company’s common stock for cash proceeds of $1,482,241, two notes payable for an aggregate amount of $3,000,000, and advances from a stockholder in the amount of $300,000 offset by the use of cash to purchase 1,179,212 shares of the Company’s common stock from Rock Castle Holdings, Inc. For the nine months ended September 30, 2010, net cash provided by financing activities was $866,834, primarily due to $521,000 from an advance from a stockholder and $500,000 from the proceeds of notes payable, offset by the repayment of advances from a stockholder of $234,166.

Management believes that the Company has taken certain steps to improve its operations and cash flows, including improved inventory management and an increase in the number of suppliers. The acquisition of Hocks.com is also expected to improve the operating productivity and efficiency of the Company’s expenditures for selling, general and administrative activities. Further the Company has taken additional steps to increase the profitability derived from the acquisition of Hocks.com including significantly increasing the gross margin while decreasing the amounts spent on rent and payroll related expenses. Management believes that this plan will be successful, but there can be no such assurance.

Subsequent to September 30, 2011, the Company raised approximately $1,000,000 from the sale of 10,000 shares of Series C preferred stock which was used to reduce the Company’s debt. However, the Company recognizes it will need to raise additional capital in order to meet operations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of September 30, 2011:

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

 Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2011, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2011, the Company’s Chief Financial Officer, exercised options to purchase 31,934 shares of common stock under the Company’s 2009 Incentive Compensation Plan at an exercise price of $0.80 per share. The issuance of the common stock upon exercise of the options was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

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

Dated:  November 17, 2011

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