Form 10-K
period 2011-12-31
HealthWarehouse.com, Inc.
filed 2012-06-22
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________.

Commission file number 0-13117

HEALTHWAREHOUSE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2413505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7107 Industrial Road, Florence KY	41042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 618-0911

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

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

Large accelerated filer    ☐     Accelerated filer     ☐     Non-accelerated filer   ☐ Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No   ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates, based on the closing price of the common stock, par value $0.001 (the “Common Stock”) on June 30, 2011 of $5.00, as reported on the OTCQB market tier was approximately $21,704,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 10,244,699 shares of Common Stock outstanding as of June 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:      None

Information Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from any forward-looking statements include any forward-looking statements:

•	significant changes in consumer demand for our products, resulting in volatility of our operating results and financial condition;

•	our ability to effectively respond to changing market conditions;

•	whether as a result of market conditions, or our financial condition or otherwise, the possibility that we will not be able to raise sufficient additional capital needed to operate our business;

•	unexpected costs, lower than expected sales and revenues, and operating deficits;

•	our ability to obtain supply at favorable rates;

•	unexpected changes in our industry’s competitive forces including the manner and degree in which our competitors serve our target market;

•	our ability to attract or retain qualified senior management personnel; and

•	other specific risks that may be referred to in this report including those in Part I, Item 1A, “Risk Factors.”.

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

If you are interested in HealthWarehouse.com, Inc. stock, we recommend that, at a minimum, you read the Company's SEC Forms 10-K, 10-Q and 8-K for the past year each filed with the SEC and available at http://www.sec.gov.

PART I

Item 1.   Business.

Recent Developments

On April 12, 2012, the Company’s independent registered public accounting firm (the “Auditors”) informed the Board of Directors that it would not be able to complete its audit of the Company’s financial statements for the year ended December 31, 2011 before the Company’s Rule 12b-25 extension for filing its Form 10-K for that period expired.  The Auditors indicated that, primarily due to material weaknesses and other deficiencies in the Company’s control environment, including material weaknesses and other deficiencies that the Company has previously disclosed, they were unable to reach conclusions on unresolved items in their audit.  Although the Auditors had not concluded that an illegal act had occurred, because the Company’s weak control environment and unresolved items suggested a potential for the misappropriation of Company assets, the Auditors recommended that the Board engage an independent third-party to review the unresolved items and assist it with identifying and remediating the control deficiencies.

Accordingly, the non-management members of the Board of Directors conducted a review of the unresolved items and control deficiencies identified by the Auditors and related matters (the “Review”) with the assistance of the independent third-party.  Based on the results of the Review, the directors concluded that certain matters identified during the Review required remediation.  These matters are discussed below.

•
Between 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns approximately 12% of the Company’s common stock received advances from the Company in various forms, including the unauthorized provision of fulfillment services at no charge to a business partly owned by a member of his household.  The directors determined that not all these were authorized in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system.  As a result, the Company was not able to monitor the outstanding amount of these advances or ascertain their validity on a continuous basis.  As of December 31, 2011, the balance of these advances totaled $298,707, and additional advances of $73,695 were made in 2012.  The employee has voluntarily resigned from the Company, repaid $235,000 of the outstanding balance, given the Company a demand note, payable after December 1, 2012, for the remaining balance of approximately $140,000, and provided security for his repayment obligation.  See “Related Party Transactions.”

•
The Company’s controls, policies and procedures relating to the use of Company credit cards and Company bank accounts and the reimbursement of employee business expenses were not adequate to ensure that all relevant transactions were authorized in accordance with Company policy, documented appropriately or recorded correctly in the Company’s accounting system.

•
Flaws in the Company’s management information system, including a lack of integration between the systems that report payments and record shipments, and the limited accounting resources available to the Company, prevented the Company from initially reconciling, as of December 31, 2011, accounts used to track timing differences related to amounts due from the Company’s credit card processors, prepaid inventory and inventory that had not been invoiced by the supplier. Such amounts were ultimately reconciled with the assistance of the independent third-party.

These items were identified and corrected before the Company issued its financial statements for the year ended December 31, 2011 and therefore did not result in the misstatement of any amounts for that period.  These items also did not materially affect any previously issued financial statements.  The net effect of these items was to increase total assets and to reduce total stockholders’ deficiency by $198,874 in the Company’s consolidated balance sheet as of December 31, 2011, and to decrease net loss by $88,124 in the Company’s consolidated statement of operations for the year ended December 31, 2011.  During the Review, the directors identified material weaknesses and other deficiencies in the Company’s internal controls, and the Company has previously disclosed additional material weaknesses and control deficiencies.  These material weaknesses and other deficiencies in the Company’s internal controls primarily relate to the Company’s need for additional accounting personnel with sufficient supervisory and technical expertise and the Company’s lack of adequate policies, procedures and monitoring in certain areas.  As described in Part II-Item 9A, “Controls and Procedures,” the Company is in the process of implementing a remediation plan to address these deficiencies.

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

Our objectives are to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter products and prescription medications. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.

Our customers tend to be uninsured and under-insured consumers who rely on our service for their daily medications.  With many brand name drug patents expiring over the next several years and a general trend of rising insurance co-payments, our service is currently expanding into well-insured and other mainstream consumers of prescription medications, as the market continues to move away from predominantly brand name prescription drugs to generic drugs.  Once the patent on a branded drug has expired, we can typically sell its generic equivalent for less than the purchaser’s insurance co-payment.  Accordingly, we are focused on the cash paying customers and do not accept consumer insurance payment.

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

In March 2008, as part of our expansion into prescription drugs, we completed construction of a full service licensed pharmacy within our warehouse in Loveland, Ohio. This pharmacy passed inspection by the Ohio State Pharmacy Board in April 2008.

On May 14, 2009, we completed a share exchange transaction (the “Exchange”) with Clacendix, Inc. (“Clacendix”). At the time, Clacendix existed as a public shell company with no operations that was seeking a target company with which to merge or to complete a business combination.

As a result of the Exchange, Old HW became our subsidiary, with Old HW’s former stockholders acquiring approximately 82.4% of the then outstanding shares of our Common Stock.  Effective August 5, 2009, we changed our corporate name to HealthWarehouse.com, Inc., simultaneously with our name change, we changed the corporate name of our subsidiary to Hwareh.com, Inc.  In connection with the name change, we also obtained a new ticker symbol for quotation, and our Common Stock currently trades on the OTCQB Market Tier under the symbol, “QBHEWA.”

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

On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”), a wholly-owned subsidiary we formed for the purpose of the acquisition, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy Inc., an Ohio corporation (“Hocks Pharmacy”),  to purchase, for $200,000 in cash all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.   That same day, we acquired all of the intangible assets of the Internet Business, including domain names and customer accounts, in a reverse merger of Hocks Acquisition into Hocks.com Inc. (“Hocks.com”), a newly formed Ohio corporation and then wholly-owned subsidiary of Hocks Pharmacy.  The Company determined that certain intangible assets of Hocks, including the domain names and trademarks, have a deminimus value.  Hocks.com Inc. became our wholly-owned subsidiary.

On June 15, 2011 the Company commenced a lease on a new facility in Florence, KY. On August 1, 2011. the Company transferred its operations to the new facility. In connection with this move, on February 23, 2012, the Company obtained from the Kentucky Economic Development Finance Authority a commitment for $500,000 and a letter of intent for an additional $500,000 of incentive financing.  The Company must meet certain conditions in order to obtain the full amount of these incentives, including the posting of collateral and the creation of 448 new, full-time jobs for Kentucky residents, half of which must be created in the first two years and maintained for an additional three years after the expiration of the first three year period.

On August 3, 2011, we entered into a Securities Purchase Agreement with three affiliated accredited investors, under which we sold the investors a total of 428,572 shares of our Common Stock at $3.50 per share, for an aggregate price of $1,500,000.  The net proceeds from this sale of Common Stock were used to expand our online presence, upgrade our technology infrastructure, and pay existing indebtedness and accrued expenses, and for general working capital purposes.

On September 2, 2011, we entered into a Loan and Security Agreement (the “2011 Loan Agreement”) with the same two lenders as under the 2010 Loan Agreement (the “Lenders”).  Under the terms of the 2011 Loan Agreement, we borrowed $1,500,000 from each lender for a total of $3,000,000 (the “2011 Loans”).  The 2011 Loans are evidenced by non-convertible, secured promissory notes, bearing interest at 7% per annum, payable at maturity.  The principal amount and all accrued interest on the 2011 Loans are payable on January 15, 2013, or earlier on an event of default or a sale or liquidation of the Company.  In connection with the 2011 Loans, we also granted each Lender a warrant to purchase 250,000 shares of Common Stock at a purchase price of $2.90 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  In addition, from September 2 through September 16, 2011, we sold a total of 168,970 shares of Common Stock to nine accredited investors at a purchase price of $2.90 per share, for an aggregate price of $490,000.  The net proceeds from the 2011 Loans and the additional sales of Common Stock were used to purchase 1,179,212 shares of our Common Stock from Rock Castle Holdings, LLC, a more than 10% stockholder of the Company (“Rock Castle”), which constituted all of the outstanding shares of Common Stock owned by Rock Castle.  The purchase price was $2.90 per share, for an aggregate price of $3,419,715.

On October 17, 2011, we entered into a Securities Purchase Agreement (the “2011 Series C Purchase Agreement”) with three affiliated accredited investors, under which we sold the investors a total of 10,000 newly authorized shares of $0.001 par value Series C Preferred Stock (the “Series C Preferred Stock”) at $100.00 per share, for an aggregate price of $1,000,000. The Series C Preferred Stock has voting rights equal to one vote for each share held, has a liquidation preference equal to its purchase price, has redemption request rights available on or after January 15, 2013, are non-convertible and does not pay dividends. Under the terms of the 2011 Series C Purchase Agreement, we also issued warrants to the investors, pro rata to their investment amounts, to purchase an aggregate of 270,000 shares of the Company’s Common Stock at an exercise price of $2.90 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.   The holders of the Series C Preferred Stock are entitled to a preferential liquidating distribution upon the sale or liquidation of the Company equal to the original sale price per share.  The Series C Preferred Stock is not entitled to any dividends, and is not convertible into shares of Common Stock or other capital stock.  The net proceeds from the sale of the Series C Preferred Stock were used to pre-pay principal and accrued interest on the 2011 Loans.

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

Our target is consumers who are uninsured or underinsured, as well as, elderly patients in the Medicare “donut hole”.  In addition, as insured consumers are seeing co-pays rise, many of our medications can be purchased for cash at prices less than their insurance co-pay.

Our Online Retail Mail-Order Pharmacy

We operate a full-service retail mail-order pharmacy within our warehouse in Florence, Kentucky, near Cincinnati, Ohio.  The pharmacy includes two robotic machines, which can each count and package 1,200 prescriptions per day.  Our pharmacy passed inspection by the Kentucky Board of Pharmacy, and we are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.

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

•        Customer Service.  Our focus has been on customer service and we endeavor to lead the industry in our policies and procedures.  We currently offer a satisfaction guarantee with what we believe is an industry-leading 90-day return policy with no restocking fees, and 100% free standard shipping on all orders. We are prevented by law from accepting returns for any prescription medication. We received the BizRate Circle of Excellence Award in 2009, 2010 and 2011 for exceptional customer service and satisfaction.

Our customer support representatives operate from our call center in Florence, Kentucky.  Our customer support specialists are available 9 a.m. to 8 p.m. Eastern Standard Time, Monday through Friday, via e-mail, fax or telephone to handle customer inquiries and assist customers in finding desired products.  Our online Help Center outlines store policies and provides answers to customers’ frequently asked questions.

We ship our products to all 50 states, the U.S. Territories, and APO/FPO military and embassy addresses. We process all orders from our distribution center in Florence, Kentucky near Cincinnati, Ohio. We based our logistics operation there to maintain proximity to UPS, located 90 miles away in Louisville, Kentucky.  Processing from this location allows us to reach up to 80% of the U.S. population by standard ground shipping in two days.  In order to try to maintain high customer satisfaction ratings and quality control over the process, we avoid drop shipping orders.  Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog has not proven material to our business.

Marketing and Sales

Our marketing strategy aims to build brand recognition, increase customer traffic to our online store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.  It is centered on Internet-based advertising.

Our online advertising campaigns focus on the following areas:

•      Search Engines: Google, Bing and Yahoo;

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

Suppliers

There are a number of suppliers available for the pharmaceutical and non-pharmaceutical products that we sell. Our principal suppliers are HD Smith, Amerisource Bergen, Cardinal Health, and Allison Medical, Inc. While we source our supplies from a limited number of suppliers, we do not believe that our business is dependent on any one supplier since the products that we sell are readily available from a number of alternative suppliers.  If a supplier, even if a significant supplier, were to no longer be available to us, we believe that we could source replacement product through one or more alternative suppliers without having a significant effect on our business model.

Customers

We sell directly to the individual consumers of the pharmaceutical and non-pharmaceutical products that we sell.  In addition, we work with an insurance company called Easy Choice Health Plan of New York based in New York, NY as well as self-insured companies. We are not dependent on any one or any few major customers.

Seasonality

Historically, the largest amount of our net sales has occurred during our fourth quarter.  As a result, we sometimes experience an increase in our shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery during this time of year.

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

We believe that the principal competitive factors in our market includes brand awareness and preference, company credibility, product selection and availability, convenience, price, actual or perceived value, website features, functionality and performance, ease of purchasing, customer service, privacy, quality and quantity of information supporting purchase decisions (such as product information and reviews), and reliability and speed of order shipment.

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

Our website at http://www.healthwarehouse.com is hosted on the Amazon EC2 platform (“EC2”) due to the platform’s perceived cost effectiveness and scalability. EC2 allows us to pay only for bandwidth used. In addition, due to Amazon’s lengthy experience at running servers capable of serving one of the largest commerce sites on the web, our site remains scalable on days where our traffic spikes.

Our website was developed using 100% open source code. We use a 100% open source platform which runs on Linux, Apache, MySQL and PHP (LAMP).

In addition, we have utilized open source software from other vendors to speed up our development time. For management of our content and commerce catalog, we utilize Magento, an open source e-commerce platform.  For our reporting and tools, we utilize Google Analytics. Our checkout process has two options including Google Checkout for OTC orders and our own proprietary checkout for OTC and prescription orders which uses Heartland.

Government Regulation

Federal and state laws and regulations govern many aspects of our business and are specific to pharmacies and the sale of OTC drugs. Our pharmacy passed inspection by the Kentucky Board of Pharmacy and we are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia. We ship our non-prescription products to all 50 states, the U.S. Territories, and APO/FPO military and embassy addresses.

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

In addition, although we presently do not accept insurance reimbursement nor do we participate in federal and state programs such as Medicare and Medicaid, this may change in the future. If in the future we do accept reimbursement from commercial or governmental payors, we would be subject to extensive government regulation including numerous state and federal laws and corresponding regulations directed at preventing fraud and abuse and regulating reimbursement.

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

Federal agencies further regulate our pharmacy operations. Pharmacies must register with the Drug Enforcement Administration (DEA) and individual state controlled substance authorities in order to dispense controlled substances. We sell controlled substances and therefore require a DEA license and maintain a DEA license. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission (FTC) also has requirements for mail-order sellers of goods. The U.S. Postal Service (USPS) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail-order operations.  The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us.  However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations.

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

“Compendial standards,” which can also be called “official compendium,” means the standards for drugs related to strength, purity, weight, quality, labeling and packing contained in the USP, official National Formulary, or any supplement to any of them. Under the Food, Drug and Cosmetic Act of 1938, a drug recognized by the Homeopathic Pharmacopeia of the United States must meet all compendial standards and labeling requirements contained therein, or it will be considered adulterated (for example, lacking appropriate strength, quality or purity; or containing poisonous or unsanitary ingredients) or misbranded (for example, having a false or misleading label; or a label containing an inaccurate description of contents).  If we add homeopathic remedies to our product offerings, we will be required to comply with the Food, Drug and Cosmetic Act. The distribution of adulterated or misbranded homeopathic remedies or other drugs is prohibited under the Food, Drug and Cosmetic Act, and violations could result in substantial fines and other monetary penalties, seizure of the misbranded or adulterated items, and/or criminal sanctions.

We also are required to comply with the Dietary Supplement Health and Education Act (DSHEA) when selling dietary supplements and vitamins.  The DSHEA generally governs the production, sale and marketing (including labeling) of dietary supplements, and it requires reporting to the FDA of certain adverse events regarding dietary supplements.

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

Regulation Relating to Data Transmission and Confidentiality of Patient Identifiable Information

Dispensing of prescriptions and management of prescription drug benefits require the ability to utilize patient-specific information. Government regulation of the use of patient identifiable information has grown substantially over the past several years.  At the federal level, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which extensively regulates the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payors.  To the extent that our pharmacy operations engage in certain electronic transactions (including claims for reimbursement by third-party payors), we may be a covered entity which is directly subject to these requirements.  Additionally, regulation of the use of patient-identifiable information is likely to increase. Congress is currently reviewing proposals that would alter HIPAA, which would create additional administrative burdens. Many states have passed or are considering laws addressing the use and disclosure of health information. These proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities.  These laws and regulations have a significant impact on our operations, products and services, and compliance with them is a major operational requirement.  Regulations and legislation that severely restrict or prohibit our use of patient identifiable information could materially adversely affect our business.

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

Federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal healthcare program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal healthcare programs. These laws are commonly referred to as anti-remuneration or anti-kickback laws. Several states also have similar laws, known as “all payor” statutes, which impose anti-kickback prohibitions on services covered by any third-party payor (whether or not a federal healthcare program). Anti-kickback laws vary between states, and courts have rarely interpreted them.  If in the future we accept third-party reimbursement, we may be subject to these laws.

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

The Ethics in Patient Referrals Law (Stark Law) prohibits physicians from making a referral for certain Medicare-covered health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid.  Many states have adopted laws similar to the Stark Law, which restrict the ability of physicians to refer patients to entities with which they have a financial relationship.

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

Sanctions for fraudulent billing, kickback violations, Stark Law violations or violations of the False Claims Act include criminal and civil penalties. If we do accept third-party reimbursement and/or participate in federal payor programs in the future and are found to have violated any state or federal kickback, Stark Law or False Claims Act law, we could be liable for significant damages, fines or penalties and potentially be ineligible to participate in federal payor programs.

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

These proposals and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could affect our ability to negotiate discounts with pharmaceutical manufacturers. They could also impact the reimbursement we may receive from government payors in the future should we choose to participate in such programs. In addition, they may affect our relationships with health plans. In some circumstances, they might also impact the reimbursement that we would receive from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised pricing information. Furthermore, private payors may choose to follow the government’s example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts and rebates.

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

If we participate in these state and/or federal payor programs in the future, we will have to comply with the applicable conditions of participation for such plans, may be subject to competitive bidding requirements under such plans, and may be subject to adverse pricing limitations imposed by such plans (including the DRA limits described above).

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

Employees

As of May 31, 2012, we employed 56 full-time employees and 7 part-time employees. The Company at May 31, 2012, had 10 non-contractual laborers. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are good. The Company, from time to time, also utilizes independent contractors to supplement its workforce.

Item 1A.    Risk Factors.

Risks Related to the Deficiencies in Our Internal Controls and Our Failure to File Timely Periodic Reports with the SEC.

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our internal controls were not effective as of December 31, 2011.  We may be unable to remedy these deficiencies or develop, implement and maintain effective controls in future periods.

Based on the review conducted by our non-management directors and management’s annual assessment of our internal controls, we have concluded that, as of December 31, 2011, our internal controls over financial reporting were not effective.  The specific material weaknesses identified by the directors and management are described in Part II—Item 9A, “Controls and Procedures”.

Although we have initiated a remediation plan to address the material weaknesses and other deficiencies, this plan depends heavily on our hiring additional personnel with appropriate technical accounting and supervisory expertise and receiving interim support from outside professionals.  These measures will require significant financial resources, and our current financial constraints may prevent us from hiring the planned number and quality of personnel, from obtaining the planned guidance from outside professionals or otherwise from fully implementing the remediation plan.

Even if we are able to fully implement our remediation plan, we cannot assure you that we will be able to remedy these material weaknesses, that additional material weaknesses or other deficiencies in our internal controls will not arise in the future or that our internal controls will be adequate in all cases to prevent us from reporting inaccurate financial information.  A failure in our internal controls could result in material misstatements in our reported financial information or misappropriation of our assets.  Such failures or misstatements could result in investors losing confidence in our reported financial information, which may adversely affect the market price of our common stock or restrict our ability to raise capital.  In addition, we may be subject to investigations by or sanctions from the SEC or other governmental authorities and lawsuits from investors, all of which could adversely affect our results of operations.

Our failure to file our Form 10-K for the year ended December 31, 2011 and our Form 10-Q for the quarter ended March 31, 2012 with the SEC on time limits our access to the public securities markets, and if we fail to make timely filings in the future we could be removed from the OTCQB Market Tier, which could adversely affect the liquidity of our common stock.

We did not file this Form 10-K with the SEC on time and we have not yet filed our Form 10-Q for the quarter ended March 31, 2012, which was due on May 15, 2012.  As a consequence, we will be ineligible to use short form registration statements, such as Form S-3, to register securities for sale until we have been timely in filing our periodic reports under the Exchange Act for twelve months.  Although we still may register securities using Form S-1, the extra time and expense of using this form is likely to increase our cost of raising capital in the public markets and may limit our ability to respond quickly to market opportunities.

In order to maintain price quotation privileges for our common stock on the OTCQB Market Tier, we must file our periodic reports under the Exchange Act on time.  Although the delay in filing our Form 10-K for the year ended December 31, 2011 and our Form 10-Q for the quarter ended March 31, 2012 have not resulted in the loss of our quotation privileges, if we are delinquent in making future filings, our shares may be removed from the OTCQB Market Tier.  If our shares are removed from quotation, the liquidity for our common stock could be adversely affected by reducing the ability or willingness of broker-dealers to make a market in or otherwise sell our shares and the ability of our shareholders to sell their shares in the secondary market.

Risks Relating to Our Business and Industry

We have a limited operating history, a history of generating significant losses, we have a substantial working capital deficiency and a stockholders’ deficiency; and may not be able to sustain profitability. The report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Old HW, which now constitutes our principal business, was formed in March 2007 and has a limited operating history upon which you can evaluate our business and prospects. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $5,712,199 for the year ended December 31, 2011 and $3,691,674 for the year ended December 31, 2010. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2011  and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern.  The report states that, we have incurred significant operating losses and we need to raise additional funds to meet our obligations and sustain operations.  These conditions raise substantial doubt about our ability to continue as a going concern.  Our plans in regard to these matters are described in footnote 2 to our audited financial statements as of December 31, 2011 and for the year then ended.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If our plans or assumptions change or prove to be inaccurate, we may continue to incur net losses in 2012, and possibly longer.  As a result, investors may lose all or a part of their investment.

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

Changing competitive forces within the healthcare industry may adversely affect our ability to obtain and sustain a competitive advantage.

In recent years, pharmaceutical suppliers have been subject to increasing consolidation. As a result, a small number of very large companies control a significant share of the market. Accordingly, we depend on fewer suppliers for our products and therefore we may be less able to negotiate price terms with suppliers. Many healthcare organizations also have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our products and services.  Additionally, erosion of our competitive advantage may result from increased competition in our target market through supply and distribution methods similar to our own by those companies with which we currently compete but who have a more established operating history.  Furthermore, changes in the healthcare industry’s or our pharmaceutical suppliers’ pricing, selling, inventory, distribution or supply policies or practices could significantly reduce our revenues and net income.

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

Our profitability can be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs.

Our sales and profit margins are materially affected by the introduction of new brand name and generic drugs.  New brand name drugs can result in increased drug utilization and associated sales revenues, while the introduction of lower priced generic alternatives typically result in higher gross profit margins, due to the fact, the Company is able to purchase the generic drugs on a much more competitive cost basis.  Accordingly, a decrease in the number of significant new brand name drugs or generics successfully introduced could adversely affect our results of operations.

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

We conduct all of our fulfillment operations from our distribution facility in Florence, Kentucky, which houses our entire product inventory.  A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at this facility, would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all.  Further, we have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur.  In the event that a significant part of this facility was destroyed or our operations were interrupted for any extended period of time, our business, financial condition, and operating results would be harmed.

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

In accordance with current industry practice, historically we have not collected sales and use taxes or other taxes with respect to shipments of goods into states other than Kentucky and Nevada. The operation of our distribution center, the operations of any future distribution centers and other aspects of our evolving business, however, may result in additional sales and use tax collection obligations.  In addition, one or more other states may successfully assert that we should collect sales and use or other taxes on the sale of our products in that state. One or more states or the federal government may seek, either through unilateral action or through federal legislation, to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce as we do.  Moreover, one or more states could begin to impose sales taxes on sales of prescription products, which are not generally taxed at this time, or impose sales taxes on sales of certain prescription products. The imposition of additional tax obligations on our business by state and local governments could create significant administrative burdens for us, decrease our future sales, and harm our cash flow and operating results.

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

We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Compliance with these obligations requires significant time and resources from our management and increases our legal, insurance and financial compliance costs. It is also time consuming and costly for us to develop and implement the internal controls and reporting procedures required by Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirements of the Sarbanes-Oxley Act, it may preclude us from keeping our filings with the SEC current. Non-current reporting companies may be subject to various restrictions, such as the inability to be quoted on the OTCQB Market Tier.  See “If we fail to remain current in our reporting requirements, we could be removed from the OTCQB Market Tier, which would limit the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.” ( As of April 16, 2012, when the Company failed to file the SEC Form 10-k on a timely basis has been trading on a pink sheet basis.)

Risks Related to Our Common Stock

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been below $5.00 per share and therefore we are designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is quoted on the OTCQB Market Tier, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

Our stock price may continue to be volatile and may decrease in response to various factors, which could adversely affect our business and cause our stockholders to suffer significant losses.

Our common stock is illiquid, and its price has been and may continue to be volatile in the indefinite future.  During 2011, the high and low sale prices of our common stock were $6.90 and $2.75, respectively.  The price of our stock could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

If we fail to remain current in our reporting requirements, we could be removed from the OTCQB Market Tier, which would limit the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.

Companies trading on the OTCQB Market Tier, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB Market Tier. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB Market Tier. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market. See “We must comply with Section 404 of the Sarbanes-Oxley Act, which requires us to document and test our internal controls over financial reporting.  Any delays or difficulty in satisfying these requirements could adversely affect our future stock price.”

Our stock trading volume may not provide adequate liquidity for investors, and the price of our common stock may fluctuate significantly.  This may make it difficult for you to resell our common stock when you want or at prices you find attractive.

Shares of our common stock are traded on the over-the-counter markets, including the OTCQB Market Tier of the OTC Markets Group Inc. (formerly the Pink Sheets).  The average daily trading volume in our common stock is generally less than that of larger companies whose stocks are listed on an exchange and can often be sporadic and very limited.  Given the limited and sporadic trading of our common stock, holders of our common stock may be unable to make significant sales of the common stock in a brief period of time.  In addition, our common stock may be subject to significant price swings even when a relatively small number of shares are traded.  We cannot predict the volume or prices at which our common stock will trade in the future.

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

 Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. To date, we have designated 200,000 of these shares as Series A Convertible Preferred Stock, 625,000 of these shares as Series B Convertible Preferred Stock, and 10,000 of these shares as Series C Preferred Stock, leaving 165,000 shares of “blank check” preferred stock available for designation and issuance. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

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

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

Our corporate headquarters, which also houses our pharmacy and customer service operations as well as our inventory, is located at 7107 Industrial Road, Florence, Kentucky, 41042. We occupy 62,600 square feet of warehouse space under a lease with a monthly rental rate range from $9,224 to $11,975, however, we recognize rent on a straight line basis in the amount of $9,821.  The lease expires January 1, 2017.  Our leasehold interest is subject to a mechanic's lien in favor of the contractor that assisted with the construction of the facility.  The amount we owed to the contractor was in dispute.  On June 14, 2012, we reached a written settlement with the contractor in which we agreed to pay the contractor the total amount of $189,000, in three equal weekly installments.  We received a general release and release of mechanic's lien from the contractor, which will be effective upon final payment.

During 2011, we entered into a one-year lease agreement for an apartment with an entity effective May 31, 2011. The monthly lease rate of $2,850 is in effect for the full term of the agreement.  After the initial term of the lease, the agreement converts to a month to month lease.  Subsequent to December 31, 2012, we renewed this lease through May 31, 2013.

Item 3.      Legal Proceedings.

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company’s consolidated financial condition or consolidated results of operations. We are not currently involved in any pending or threatened material litigation, or other material legal proceedings nor have we been made aware of any penalties from regulatory audits, except as described below.

On November 29, 2011, NMN Advisors, Inc. filed a complaint against us alleging that we breached a consulting agreement with it.   The complaint seeks damages of $70,000 plus pre-judgment interest.   On February 6, 2012, we filed our answer to the complaint denying that we owe any amounts under the contract, and we also filed a cross-complaint against the plaintiff asserting a number of causes of action, including breach of contract.  Plaintiff filed its answer to our cross-complaint on March 5, 2012.  Both we and the plaintiff have agreed to attempt to resolve the dispute by court mediation. The date for court mediation is tentatively set for July 10, 2012.  If mediation is unsuccessful, we intend to defend against the allegations in the complaint, and pursue the allegations in our cross-complaint, vigorously.

On February 9, 2012, two of our former shareholders, Rock Castle Holdings, LLC and Jason Smith (“Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we have breached the terms of certain incentive options we granted to them in connection with our now-terminated oral consulting arrangements with them, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our common stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have not specified money damages, but they have requested that, among other things, the court to require us to permit the exercise of the 233,332 options.  We believe the Plaintiffs’ claims are without merit.  On March 13, 2012, the Company moved to dismiss all claims asserted against the Company in the Complaint.  On June 6, 2012, the Court of Common Pleas informed the parties that our motion to dismiss will be denied in its entirety if the Plaintiffs make certain amendments to the Complaint.  The court has given the Plaintiffs until July 6, 2012 to make these amendments, and we expect that the Plaintiffs will make them prior to this deadline.

On March 2, 2012, a former contractor of ours filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that, among other things, we have failed to pay amounts due on certain credit cards that were issued in plaintiff’s name but for which we agreed to assume financial responsibility.  Although we deny any responsibility for the payments owed, we resolved this dispute by entering into a settlement agreement with the plaintiff, and the suit was voluntarily dismissed on May 30, 2012.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are currently quoted on the OTCQB Market Tier under the symbol QB.HEWA.  Our symbol prior to the closing of the Exchange and until August 5, 2009, when we changed it, was IONN.OB.

The following table sets forth the high ask and low bid prices for our common stock for the periods indicated as reported by the OTC BB or OTCQB Market Tier.  On July 16, 2010, we effected a one (1) for twenty (20) reverse split or combination of our Common Stock (the “Reverse Split”).  The Reverse Split became effective for trading purposes on the OTC Market on July 29, 2010. All prices in the following table have been adjusted to reflect the Reverse Split.

Quarter	Year ended December 31, 2011		Year ended December 31, 2010
	High	Low	High	Low
First	$ 6.50	$ 3.10	$ 3.00	$ 1.20
Second	$ 6.90	$ 4.50	$ 4.00	$ 2.20
Third	$ 5.14	$ 2.95	$ 4.00	$ 2.20
Fourth	$ 5.90	$ 3.69	$ 4.00	$ 2.20

On May 31, 2012, the closing price of our common stock, as reported by the OTCQB Market Tier, was $7.65 per share.

These bid prices represent prices quoted by broker-dealers on the OTC Market.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of June 8, 2012, there were 10,244,699 shares of our common stock outstanding.

Holders

As of June 8, 2012, there were approximately 371 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

Dividends

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the future.

Recent Sales of Unregistered Securities

On November 2, 2011, the Company’s Chief Financial Officer, Patrick E. Delaney, exercised options to purchase 31,934 shares of the Company’s common stock in a cashless manner.  On January 6, 2012, Mr. Delaney exercised options to purchase 92,858 shares of the Company’s common stock in a cashless manner.  The options were issued under the Company’s 2009 Incentive Compensation Plan.  The exercise price was $0.80 per share, and the exercises were made under the cashless exercise feature of the Plan.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Subsequent to December 31, 2011, the Company issued an aggregate of 38,891 shares of common stock at a per share price of $4.50 to investors in a private offering. The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are a VIPPS accredited retail mail-order pharmacy and healthcare e-commerce company that sells discounted generic and brand name prescription drugs, as well as, over-the-counter (OTC) medical products. Our web address is http://www.healthwarehouse.com  and http://www.hocks.com. At present, we sell:

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

Our objectives are to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter and prescription medications and products. We intend to continue to expand our product line as our business grows. We are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.  For additional information see Part I Item 1 page 4.

Results of Operations

The year ended December 31, 2011 compared to the year ended December 31, 2010.

	The year ended December 31, 2011	% of Revenue	The year ended December 31, 2010	% of Revenue

Revenue	$10,363,293	100.0%	$5,691,765	100.0%
Cost of sales	5,845,525	56.4%	3,450,021	60.6%
Gross profit	4,517,768	43.6%	2,241,744	39.4%
Selling, general & administrative expenses	9,246,431	89.2%	5,303,617	93.2%
Loss from operations	(4,728,663)	(45.6)%	(3,061,873)	(53.8)%
Gain on accounts payable settlement	32,210	0.3%	-	-%
Interest income	4,166	-%	642	-%
Interest expense	(1,021,112)	9.9%	(679,330)	(11.9)%
Gain on litigation settlement	-	-%	48,887	0.9%
Other income	1,200	-%	-	-%
Net loss	$(5,712,199)	(55.1)%	$(3,691,674)	(64.9)%

Revenue

	The year ended December 31, 2011	% Change	The year ended December 31, 2010

Total revenue	$10,363,293	82.1%	$5,691,765

Net sales for the year ended December 31, 2011 grew to $10,363,293 from $5,691,765 for the year ended December 31, 2010. Revenues increased for the year ended December 31, 2011 compared to the prior year as a result of an increase in order volume in the prescription products sales of $2,889,622, revenues related to the acquisition of Hocks.com in the amount of $2,674,031 and an increase in reimbursed freight revenue of $235,748.  This increase was offset by a decline in the Company’s non Hocks.com over the counter product sales of $607,478 and the decision to leave the business of selling certain prescription products to a manufacturer. The Company expanded into additional and larger markets and increased its focus on business to business activities compared to the prior year. The Company intends to continue this trend towards increasing business to consumer revenues as well as expanding its business to business activities in 2012.

Another indicator of increased business activity was that visits to our website increased from 1.5 million in 2010 to over 3.8 million in 2011 an increase of 2.3 million or 153%. Pageviews of our website also increased from 5.2 million in 2010 to over 13.1 million in 2011, an increase of 7.9 million or 152%.

Costs and Expenses

Cost of Sales and Gross Margin

	The year ended December 31, 2011	% Change	The year ended December 31, 2010
Total cost of sales	$5,845,525	69.4%	$3,450,021
Total gross profit dollars	$4,517,768	101.5%	$2,241,744
Total gross margin percentage	43.6%	4.2%	39.4%

Total cost of sales increased to $5,845,525 for the year ended December 31, 2011 as compared to $3,450,021 for the year ended December 31, 2010 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 39.4% for the year ended December 31, 2010 to 43.6% for the year ended December 31, 2011. The improvement in gross profit margins was due primarily to the shift in product mix to higher margin prescription drugs from approximately 36.1% during the year ended December 31, 2010 to over 47.8% in the year ended December 31, 2011, In addition the Company increased gross margin during 2011 by increasing pricing of over the counter products. These increases in gross margin were offset in part by the Company’s decision to cease selling certain prescription products to manufacturers which had a higher profit margin but limited market growth opportunity. The Company believes that the increase prices for over the counter products as well as the change in product mix with prescription drugs increasing will continue to improve margins during 2012.

Selling, General and Administrative Expenses

	The year ended December 31, 2011	% Change	The year ended December 31, 2010
Selling, general and administrative expenses	$9,246,431	74.3%	$5,303,617
Percentage of revenue	89.2%	(3.1)%	93.2%

Selling, general and administrative expenses increased by $3,942,814 in the year ended December 31, 2011 compared to the same period in 2010, an increase of 74.3%.  The year ended December 31, 2011, expense increases were due primarily to expenses related to the growth in the business, including increased headcount and increases in salary and salary related expenses of $1,478,195, shipping and fulfillment of $1,044,704, advertising expenses of $415,259, merchant credit card fees of $180,626, professional fees of $164,507 and travel related expenses of $131,819. Increases in the following items, not directly related to growth were non-cash stock based compensation expense of $458,158, bad debt of $348,235 and software and engineering of $133,359.  The increases were partially offset by reductions to miscellaneous expenses of $188,541 and contract labor of $103,359.

The increase in payroll related expenses was due to primarily two factors: head count increase from 29 in 2010 to 50 in 2011 and the hiring of certain more highly compensated employees in 2011 compared to 2010. The Company reserved $444,084 in 2011 primarily related to receivables from sales of certain prescription products to manufacturers. The increase in expenses for software engineering compared to 2010 was due primarily to the recognition of non-capitalizable improvements to the web site as reflected in software engineering expenses in 2011. Selling, general and administrative expenses as a percentage of total revenue declined from 93.2% in 2010 to 89.2% in 2011, the Company expects that this percentage decline will accelerate during 2012, due to increased operating efficiencies for head count, rent, and professional fees along with a sharp decline in bad debt expense.

Other income (expense)

	The year ended December 31, 2011	% Change	The year ended December 31, 2010
Gain on accounts payable settlement	$32,210	0%	$-
Interest income	4,166	548.9%	642
Interest expense	(1,021,112)	50.3%	(679,330)
Gain on litigation settlement	-	(0)%	48,887
Other income (expense)	1,200	0%	-
Total other expense	983,536	56.2%	629,801

Interest expense increased from $679,330 in the year ended December 31, 2010 to $1,021,112 in the year ended December 31, 2011, or an increase of $341,782 or 50.3%. Loan interest expense decreased from $135,279 in December 31, 2010 to $122,927 for the year ended December 31, 2011, or a decrease of $12,352. The non-cash accretion of the debt discount related to our notes and convertible notes payable increased from $543,407 for the year ended December 31, 2010 to $889,185 for the year ended December 31, 2011 or an increase of $345,779. The increase was due primarily to the impact of the Company’s debt financing transactions in September and October 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2011 and 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

As of December 31, 2011, the Company had negligible cash and a working capital deficiency of $2,404,464.  During the year ended December 31, 2011, the Company generated revenue of $10,363,293 and incurred a net loss of $5,712,199.

Since inception, the Company has financed its operations primarily through product sales to customers, debt and equity financing agreements.  During the year ended December 31, 2011, the Company’s cash decreased by $1,397,543.  Our sources and uses of funds during this period were as follows:

For the year ended December 31, 2011, cash flows included net cash used in operating activities of $2,799,580.  This amount included a decrease in operating cash related to a net loss of $5,712,199 and an increase in accounts receivable $(60,186) due primarily to the sale of prescription products  to our business to business customers and a reduction in accounts payable-related parties of $(218,649) offset by additions for the following items; (i) stock-based compensation expense $948,923 for options issued during 2010 and additional options issued during 2011 (ii) amortization of debt discount $889,186 due primarily to the debt discount impact of the Company’s debt financing transactions in September and October 2011 (iii) Accounts payable – trade $508,107 (iv) Provision for doubtful accounts for $444,084(v) depreciation and amortization, $248,398 (vi) accrued expenses, $98,904. For the year ended December 31, 2010, cash flows included net cash used in operating activities of $2,483,166.  This amount included a decrease in operating cash related to a net loss of $3,691,674 and an increase in accounts receivable $(507,707) due primarily to the sale of prescription products to manufacturers offset by additions for the following items; (i) amortization of debt discount, $543,407 due primarily to the debt discount related to warrants issued for two short term notes (ii) stock-based compensation expense, $490,765 for options issued during 2009, 2010 and additional options issued during 2011 (iii) depreciation and amortization, $198,836 (iv) accounts payable-related parties, $159,604 the increase was related to improved payment terms (iv) accrued expenses, $98,098 the majority of which was related to the November 8, 2010 financing.

For the year ended December 31, 2011, net cash used in investing activities was $883,868. This was primarily due to the acquisition of equipment and leasehold improvements of $452,322 and the $200,000 cash portion of the Hocks.com acquisition. For the year ended December 31, 2010, net cash used in investing activities was $151,600 primarily due to the acquisition of equipment and leasehold improvements.

For the year ended December 31, 2011, net cash provided by financing activities was $2,285,905. Cash was provided by the sale of 597,542 shares of the Company’s common stock for cash proceeds of $1,972,241, two notes payable for an aggregate amount of $3,000,000,  $1,000,000 provided by the sale of 10,000 shares of the Company’s redeemable preferred series C stock, and advances from a stockholder in the amount of $300,000. These amounts were offset in part by the use of $3,419,715 cash to repurchase 1,179,212 shares of the Company’s common stock from Rock Castle Holdings, Inc., and repayment of $1,000,000 of notes payable.  For the year ended December 31, 2010, net cash provided by financing activities was $3,841,168, consisting of a sale of preferred stock of $3,205,168 net of expenses paid in conjunction with the sale of approximately $145,012 and the sale of convertible notes of $150,000.

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

Subsequent to December 31, 2011, the Company received advances from certain shareholders aggregating $545,000 (of which $205,000 has been repaid as of the date of this report) and the repayment of employee advances aggregating $235,000. In addition, the Company received proceeds from the sale of common stock in the amount of $175,010 and from the exercise of stock options in the amount of $26,662.  Management believes the Company needs to raise additional capital in order to meet operations and execute its business plan.  However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Notwithstanding the foregoing, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts, and the valuation of assets acquired in connection with Hocks Acquisition Corporation’s (“Hocks Acquisition”) February 14, 2011 purchase of the business and assets of Hocks Pharmacy Inc. (“Hocks Pharmacy”).

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

Stock Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. During the year ended December 31, 2010 and prior periods, the fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data existed to estimate the volatility using the Company’s own historical stock prices.  During the year ended December 31, 2011, the Company began to use the historical trading prices of its own common stock as a component in the calculation of an estimated volatility figure to determine the fair value of stock-based payment awards using the Black-Scholes model. Management determined this assumption to be a better indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107.

Recently-issued Accounting Pronouncements

The information contained in Footnote 14 to the Company’s consolidated financial statements included in Item 8 to this annual report is incorporated herewith by reference.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.        Financial Statements and Supplementary Data.

The financial statements required hereby are located on pages 55 through 78.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2011 our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f).  The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and identified the material weaknesses described below. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the Review.  Based on this evaluation and upon consideration of the material weaknesses it identified, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2011 are as follows:

•
We did not develop appropriate accounting policies and procedures, including the review and supervision, for all necessary areas and did not effectively communicate our existing policies to our employees.

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under OTCQB or SEC requirements.

•	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

•	We did not have effective controls over disbursements to assure that disbursements were properly authorized and recorded or that our existing controls could not be circumvented.

•
We did not maintain a fully integrated financial consolidation and reporting system throughout the year and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

•	We did not appropriately segregate employees’ duties in connection with the review and approval of certain transactions, reconciliations and other processes in day-to-day operations.

•
We did not have effective policies and procedures to ensure that senior management and the Board of Directors would receive timely information about, and be able to identify, evaluate and approve, related party transactions.

See "Recent Developments" for a description of certain matters related to these control deficiencies.

Plans For Remediation of Material Weaknesses

We are in the process of implementing changes to strengthen our internal controls.  We are in the process of developing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2012.  Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company removed one member of the accounting staff who was determined not to have sufficient accounting expertise, and the Company plans to (i) hire a full-time Chief Financial Officer who will be on-site throughout the year and (ii) hire two additional full-time accounting personnel during 2012.  To address the material weakness arising from inadequate control over disbursements, the Company has canceled certain credit cards, limited the number of personnel with authority over the Company's bank accounts and is in the process of revising its policies and procedures for review and approval of employee disbursements and expenses.  The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve the integration of its financial consolidation and reporting system.  Where appropriate, the Company is receiving advice and assistance from the third-party experts as it implements and refines its remediation plan.

Additional measures may be necessary, and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

           Changes in Internal Control Over Financial Reporting

           There were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2011, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. The Company believes that the implementation of plans for remediation of material weaknesses, referenced in the above section, will have additional benefits of improving internal controls over financial reporting. The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Subsequent to December 31, 2011, the Company hired temporary personnel and a consulting group to assist with its financial reporting process.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of May 31, 2012 are as follows:

Name	Age	Position

Lalit Dhadphale	40	President, Chief Executive Officer and Director
Patrick E. Delaney	59	Chief Financial Officer, Treasurer and Secretary
Youssef Bennani	45	Director
Matthew Stecker	43	Director
Joseph Savarino	42	Director
John Backus	53	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Lalit Dhadphale co-founded HealthWarehouse.com in August 2007 and launched the company's prescription drug business in 2008. He has been President and CEO of the company since its inception and has served as Chairman of the Board of Directors since May 2009. The Company has grown from a start-up business to publicly traded on the OTC Bulletin Board (Ticker: HEWA), servicing 250,000 customers and shipping more than 150,000 prescriptions in 2011.  The Company has acquired 50 state licenses to sell prescription medications and is 1 of only 27 VIPPS (Verified Internet Pharmacy Practice Sites) accredited pharmacies in the U.S.  HealthWarehouse.com is also a 2009, 2010 and 2011 winner of the BizRate Circle of Excellence Award for outstanding customer service and satisfaction. Earlier in his career, Lalit founded Zengine, Inc. serving as Vice President of Product Development, Chief International Officer and later as Chief Operating Officer of Zengine, Inc. from founding in 1999 through its sale in 2002. Under his day-to-day leadership, Zengine grew from start-up to $30+ million in annualized sales, achieving profitability in its second quarter as a public company in the first quarter of 2001.  Prior to co-founding Zengine, Mr. Dhadphale was a co-founder of Excite Japan, where he was involved with product development, internationalization and localization of web sites and Internet products. He produced the launch of both Excite Japan and Netscape Netcenter Japan. Prior thereto, Mr. Dhadphale was International Business Development Manager for CNET, securing relationships throughout Asia and the Pacific Rim. Mr. Dhadphale received his BA degree from the University of Michigan, Ann Arbor in Japanese Language & Literature and Asian Studies.

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

Youssef Bennani became a member of our Board of Directors on November 11, 2009.  Through January 30, 2012, Mr. Bennani was a Senior Managing Director in Kaufman Bros., L.P.’s Investment Banking department which he joined in 1995.  His responsibilities range from public and private financing transactions to general financial advisory for mergers and acquisition, restructuring, acquisition financing and recapitalization.  Prior to joining Kaufman Bros., L.P., Mr. Bennani was an investment banker at Barington Capital, L.P., where primary industry focus was technology. Mr. Bennani received his MBA in international finance from New York University’s Stern School of Business. He also received his Masters in computer science as well as a BS in mathematics and physics from the University of Pierre and Marie Curie in Paris.  In addition to the international and investment banking experiences, Mr. Bennani brings a depth of knowledge of finance that permits him to qualify as the “financial expert” on the Board of Directors.

Matthew Stecker became a member of our board of directors on December 8, 2010. Since 2009 through present, Mr. Stecker is the CEO and President of Livewire Mobile, a leading provider of managed personalization services for mobile operators. From 2005-2009, Mr. Stecker was Principal and Vice President of The Management Network Group. Under the Certificate of Designation designating the rights and privileges of the Company’s Series B Preferred Stock, the holders of the Company’s Series B Preferred Stock have the right to designate or elect one of the Company’s directors (the “Series B Director”).  The holders of a majority of the Company’s outstanding Series B Preferred shares have designated Mr. Stecker as the initial Series B Director.

Joseph Savarino became a member of our board of directors on December 22, 2010.  Since June 2010, Mr. Savarino is a partner of Carpeturn.com, Inc. which provides flooring materials and services to the multi-family housing industry.  Mr. Savarino was engaged in select internet consulting projects during 2002 through June 2010, and has prior experience in sales, business development and market research positions. Mr. Savarino was the President and Chief Executive Officer of Zengine Inc., a public company that was a sell-side e-business software and service provider, from 1998 until its sale in 2002.

John Backus became a member of our Board of Directors on August 2, 2011. Mr. Backus is the founder and managing partner of New Atlantic Ventures, an early stage information technology venture capital fund.  Mr. Backus is a seasoned technology investor and entrepreneur with 25+ years of experience investing in and managing rapidly growing, high-technology companies.  Prior to founding New Atlantic Ventures in 1998, Mr. Backus was a founding investor and the President and Chief Executive Officer of InteliData Technologies, a Fast 50 growth company in both 1997 and 1998.  Mr. Backus led InteliData’s predecessor, US Order, through a successful $65 million IPO in 1995.  Mr. Backus currently manages a $225 million venture portfolio at New Atlantic Ventures.  On August 2, 2011, New Atlantic Venture Fund III, L.P., and certain affiliated entities (“NAV”), purchased from the Company an aggregate of 428,572 shares of the Company’s Common Stock in a directly negotiated transaction.  As part of this transaction, NAV is entitled to have, so long as it owns in the aggregate, at least ten percent (10%) of the Company’s outstanding Common Stock, a designated representative appointed to the Company’s Board of Directors.  NAV designated Mr. Backus as its initial Board representative. In addition to HealthWarehouse.com, he currently serves on the board of directors of AppTap, Invincea, Koofers, My Wines Direct, & Qliance. He is the past Chairman of the Wolf Trap Foundation Board of Directors, the past Chairman of the Northern Virginia Technology Council (NVTC) Board of Directors, the founding Chairman and current Board member of the NVTC TechPAC, and was appointed by former Virginia Governor Mark Warner to co-chair the Virginia Research and Technology Advisory Commission which he served on for 4 years.   John began his career at Bain & Co. and Bain Capital, where he was the first Bain & Co. management consultant to take a full time operating role (as CFO) in a portfolio company.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are appointed annually by the board of directors and serve at the discretion of the board.

Committees of the Board of Directors

Our board of directors had previously established an audit committee and a compensation committee, and a nominating committee. In conjunction with the Exchange, we disbanded these committees. On April 8, 2010, our board of directors by written consent recreated an audit committee and during 2012 the Board expects to recreate a compensation committee, in compliance with established corporate governance requirements.

Audit Committee

The Company established an audit committee of the board of directors. The audit committee’s duties are to recommend to the board of directors the engagement of independent registered public accountants to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audits performed by the independent registered public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. Mr. Youssef Bennani serves as the “audit committee financial expert,” as defined under securities laws.

Compensation Committee

We plan to reestablish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.  The compensation committee would also administer our 2009 Incentive Compensation Plan, and recommend and approve grants of stock options and restricted stock under that plan. The compensation committee was formed on April 16, 2012.

Nominating Committee

We do not plan to reestablish a standing nominating committee. Nominations for election to our board of directors may be made by the board of directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Delaware law.

Board Operation and Leadership Structure

The Board has adopted Corporate Governance Principles which along with the Charters for its Committees and the Company Code of Business Conduct and Ethics, provides a framework for the governance of the Company. The Company’s Corporate Governance Principles address matters such as the responsibilities and composition of the Board, Director Independence and the conduct of Board and Committee meetings.  The Company’s Code of Business Conduct and Ethics sets forth guiding principles of business ethics and certain legal requirements applicable to all Company employees and Directors.

Currently, the Company’s Chief Executive Officer also holds the position of Chairman of the Board of Directors.  In the future, however, the Board may reconsider whether its Chief Executive Officer should also serve as Board Chairman.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller. A copy of the Company's code of ethics will be provided free of charge, upon written request to 7107 Industrial Road, Florence, KY, 41042, and our telephone number is (513) 618-0913.

Indebtedness of Directors and Executive Officers

None of our executive officers or directors, or their respective associates or affiliates, is indebted to us.

Legal Proceedings

As of June 8, 2012, there were no material proceedings to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(a) of the Exchange Act

Rock Castle Holdings, LLC, which was a more than 10% stockholder of the Company during portions of 2011, failed to file six Form 4s on a timely basis, reporting in the aggregate 14 transactions during 2011 in which it sold shares of the Company’s Common Stock in the open market.

New Atlantic Venture Fund III, L.P. and its affiliates, a more than 10% stockholder of the Company, failed to file one Form 4 on a timely basis reporting its acquisition during 2011 of warrants to purchase shares of the Company’s Common Stock.

Cape Bear Partners, LLC, a more than 10% stockholder of the Company, failed to file one Form 4 on a timely basis reporting its acquisition during 2011 of warrants to purchase shares of the Company’s Common Stock.

Lalit Dhadphale, the Company’s President and Chief Financial Officer, failed to file one Form 4 on a timely basis reporting his acquisition during 2011 of options to purchase shares of the Company’s Common Stock.

Joseph Savarino, a director of the Company, failed to file one Form 4 on a timely basis reporting his purchase during 2011 of shares of the Company’s Common Stock from the Company in a private, directly negotiated transaction.

Stockholder Recommendations of Board Nominees

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors since out last proxy statement filed with the SEC.

Item 11.    Executive Compensation.

The table below summarizes the compensation earned for services rendered to the Company, in all capacities, for the years indicated, by its Chief Executive Officer and three most highly-compensated officers or employees other than the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Lalit Dhadphale President and Chief Executive Officer	2011 2010	250,000 92,434	83,750 142,606	891,569(1) 323,726 (1)	0 0	1,225,319 558,766

Patrick E. Delaney Chief Financial Officer, Treasurer and Secretary	2011 2010	84,000 81,625	0	0 (1)	1,948 (2) 1,948 (2)	85,948 83,573

Eric Lambert Pharmacist	2011	212,445		189,067 (1)	0	401,512

Kip Ferguson Pharmacist	2011 2010	120,000 121,538	0 0	0 0 (1)	0 0	120,000 121,538

(1)           The amounts in the “Option Awards” column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions we used to calculate these amounts are discussed in the notes to our consolidated financial statements included in this report on Form 10-K.

(2)           Includes life insurance and disability insurance premiums paid by Company for executives.

Narrative Disclosure to the Summary Compensation Table

In connection with the closing of the Exchange, effective May 15, 2009, we adjusted Mr. Delaney’s compensation to an annualized base salary of $84,000. Mr. Delaney remains eligible to receive reimbursement for medical benefits and life and disability insurance, as well as reimbursement for reasonable business expenses.

On October 14, 2010, we awarded Mr. Dhadphale an incentive stock option to purchase 250,000 shares of Common Stock at $3.03 per share, all of which have a five year term.  These options vest in equal annual installments on October 14, 2011, October 14, 2012, and October 14, 2013.

On October 14, 2010, we increased the annual base salary of Mr. Dhadphale to $250,000 effective October 1, 2010, and granted Mr. Dhadphale a discretionary bonus of $86,000, to be paid in 12 equal monthly installments.

On August 31, 2011, we awarded Mr. Dhadphale an incentive stock option to purchase 250,000 shares of Common Stock at $3.80 per share, all of which have a five year term.  These options vest on the date Mr. Dhadphale personally, by means of a pledge of common stock, secures a pending economic development loan to the Company from the Commonwealth of Kentucky.

On November 7, 2011, we granted Mr. Dhadphale a discretionary bonus of $86,000, to be paid in 12 equal monthly installments.

On February 11, 2011, we awarded Mr. Lambert an incentive stock option to purchase 25,000 shares of Common Stock at $4.10 per share, all of which have a ten year term.  The options vest in equal installments on February 11, 2012, February 11, 2013 and February 11, 2014.

On July 13, 2011, we awarded Mr. Lambert an incentive stock option to purchase 30,000 of Common Stock at $4.62 per share, all of which have a ten year term.  The options vest in equal installments on July 13, 2012, July 13, 2013 and July 13, 2014.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards outstanding at December 31, 2011, for each of the executive officers named in the Summary Compensation Table above:

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Lalit Dhadphale Chief Executive Officer and President	166,666(1) 83,333(2) --	83,334(1) 166,667(2) 250,000(3)	--	2.20 3.03 3.80	5/20/14 10/14/15 8/31/16

Patrick E. Delaney Chief Financial Officer and Treasurer	105,450(4) 8,787 (5) 66,666(6)	-- 8,788(5) 33,334(6)	--	0.80 0.80 2.50	5/15/14 5/15/19 11/11/19

Eric Lambert Pharmacist	-------	25,000 (7) 30,000 (8)	--	4.10 4.62	2/11/21 7/13/21

(1)           Options vested 33⅓% on each of May 20, 2010 and May 20, 2011, then vest 33⅓% on May 20, 2012.

(2)           Options vested 33⅓% on October 14, 2011, and then vest 33⅓% on each of October 14, 2012 and October 14, 2013.

(3)           Options vest on the effective date Mr. Dhadphale personally provides certain credit support for a pending economic development loan to the Company from the Commonwealth of Kentucky.

(4)           All options were fully vested as of the grant date.

(5)           Options vested 33⅓% on May 15, 2010, and then vested 8⅓% on the last day of each calendar quarter beginning June 30, 2010.

(6)           Options vested 33⅓% on each of November 11, 2010 and November 11, 2011, and then vest 33⅓% on November 11, 2012.

(7)           Options vest 33⅓% on each of February 11, 2012, February 11, 2013 and February 11, 2014.

(8)           Options vest 33⅓% on each of July 13, 2012, July 13, 2013 and July 13, 2014.

Employment Agreements

None of our employees are subject to employment agreements with us. We intend to enter into an employment agreement with Lalit Dhadphale, our President and Chief Executive Officer, in the near future.

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

The table below summarizes the compensation we paid to non-management directors for the fiscal year ended December 31, 2011

2011 DIRECTOR COMPENSATION

Name	Option Awards ($) (5)	Total ($)

Joseph Savarino (1)	66,555	66,555
Norman E. Corn (2)	33,277	33,277
Youssef Bennani (3)	33,277	33,277
John C. Backus (4)	95,401	95,401

(1)           Mr. Savarino was elected to our Board effective December 22, 2010.  In connection with his election, on February 11, 2011 we granted Mr. Savarino options to purchase 30,000 shares of our Common Stock, at an exercise price of $4.10 per share, and with a term of ten years.  The options vest 33⅓% on each of February 11, 2012, February 11, 2013 and February 11, 2014.

(2)           In connection with his annual service on our Board, on February 11, 2011 we granted Mr. Corn options to purchase 15,000 shares of our Common Stock, at an exercise price of $4.10 per share, and with a term of ten years.  The options originally vested 33⅓% on each of February 11, 2012, February 11, 2013 and February 11, 2014.  Mr. Corn resigned from our Board effective August 1, 2011.  In connection with his resignation, our Board accelerated the vesting of these options so that they became 100% exercisable on August 2, 2011.

(3)           In connection with his annual service on our Board, on February 11, 2011 we granted Mr. Bennani options to purchase 15,000 shares of our Common Stock, at an exercise price of $4.10 per share, and with a term of ten years.  The options vest 33⅓% on each of February 11, 2012, February 11, 2013 and February 11, 2014.

(4)           Mr. Backus was elected to our Board effective August 2, 2011.  In connection with his election, on August 12, 2011 we granted Mr. Backus options to purchase 30,000 shares of our Common Stock, at an exercise price of $3.30 per share, and with a term of ten years.  The options vest 33⅓% on each of August 12, 2012, August 12, 2013 and August 12, 2014.

(5)           The amounts in the “Option Awards” column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

On May 15, 2009, we adopted our 2009 Incentive Compensation Plan (the 2009 Plan). The total number of shares of Common Stock that may be subject to the granting of awards under the 2009 Plan (as amended) is 2,700,000, plus 181,425 shares that remained available on May 15, 2009 under our 2006 Stock Option Plan.  The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of our Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Board, except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Board, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of Common Stock on the date of grant. As of December 31, 2011, stock options to purchase up to 2,165,925 shares of Common Stock have been awarded under the 2009 Plan, with exercise prices ranging from $0.80 to $4.62 per share, of which approximately 870,644 are exercisable. All of these options have a five or ten year term.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,165,925 (1)	$2.89	633,566 (2)
Equity compensation plans not approved by security holders (3)	2,916,590	$2.67	-0-
Total	5,082,515	$2.76	633,566

(1)         Consists of options to purchase 2,165,925 shares of our Common Stock granted under our 2009 Incentive Compensation Plan (the “2009 Plan”), with exercise prices ranging from $0.80 to $4.62 per share.

(2)         Remaining shares available as of December 31, 2011 for future issuance under our 2009 Plan (including 181,425 shares that remained available on May 15, 2009 under our 2006 Plan and that are now available for issuance under our 2009 Plan)

(3)          Description of equity compensation plans not approved by security holders:

On December 15, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (“HWH”).  Under the terms of the Loan Agreement, we borrowed $515,000 from HWH on December 15, 2009, and we borrowed an additional $500,000 from HWH on May 3, 2010 (together, the “Loans”). The proceeds of the Loans were used by us for working capital purposes.  The Loans bore interest at the rate of 12% per annum, payable at maturity.  The maturity date of each Loan was one year from the date of the Loan.  The Loans were repaid by us in connection with the 2010 Private Placement described below.  In consideration of the Loans, we granted HWH warrants to purchase 625,000 shares of our Common Stock at a purchase price of $1.60 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The warrants contain anti-dilution and purchase price adjustment provisions in the event of reorganization, consolidation or merger, certain dividends, stock split or reverse stock split..  The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws.  In November 2010, HWH transferred warrants to purchase 312,500 shares of our Common Stock to Milfam I., L.P., a Georgia limited partnership.

On November 8, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”, with four accredited investors (the “Investors”) and sold certain securities to the Investors in a non-public offering under Section 4(2) and under Rule 506 of Regulation D under the Securities Act of 1933 (the “2010 Private Placement”).  Under the terms of the Purchase Agreement, we sold a total of 365,265 newly authorized shares of $0.001 par value Series B preferred stock (the “Series B Preferred Stock”) to the Investors at $9.45 per share, for an aggregate price of approximately $3,450,000.  Each share of the Series B Preferred Stock may be converted at any time, in whole or in part, into five shares of our Common Stock, as adjusted.  We also entered into a separate Loan and Security Agreement dated November 8, 2010 with two of the Investors (the “2010 Loan Agreement”).  Under the terms of the 2010 Loan Agreement and the Purchase Agreement, we sold convertible promissory notes to those Investors in the aggregate principal amount of $1,000,000 (the “Convertible Notes”). The Convertible Notes bear interest at the rate of 7% per annum compounded annually.  The principal amount and all accrued interest on the Convertible Notes are payable on December 31, 2012, or earlier on an event of default or a sale or liquidation of the Company.  The principal amount and accrued interest on the Convertible Notes may be converted at any time into shares of Series B Preferred Stock at a conversion price of $9.45 per share, as adjusted. We used the net proceeds from the 2010 Private Placement to expand our online presence, upgrade our technology infrastructure, and pay existing indebtedness and accrued expenses, and for general working capital purposes.  Under the terms of the Purchase Agreement, we also issued warrants to the Investors, prorata to their investment amounts, to purchase an aggregate of 1,271,590 shares of our Common Stock at an exercise price of $3.00 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws.

In connection with the relocation of our facilities to the Commonwealth of Kentucky (the “State”), we are eligible to receive various economic incentives from the State, including an economic development loan of $500,000 (the “Development Loan”), which we may become obligated to repay in whole or in part over the next three years depending on certain criteria such as the level of hiring of additional employees.  In order to make the Development Loan, the State is requiring that the repayment of the Development Loan be secured by various types of collateral.  Cape Bear Partners, LLC, a more than 10% stockholder of the Company, has agreed to personally provide certain credit support for the Company’s obligations under the Development Loan, including a pledge of shares of Company Common Stock (the “Pledge”).  In consideration of the Pledge, on August 31, 2011, we issued to Cape Bear a warrant to purchase 250,000 shares of our Common Stock at an exercise price of $2.90 per share.  The warrant will become vested and exercisable on the effective date of the Pledge, and is for a term of ten years from the grant date.

On September 2, 2011, we entered into a Loan and Security Agreement (the “2011 Loan Agreement”) with the same two lenders as under the 2010 Loan Agreement (the “Lenders”).  Under the terms of the 2011 Loan Agreement, we borrowed $1,500,000 from each Lender for a total of $3,000,000 (the “2011 Loans”).  The 2011 Loans are evidenced by non-convertible, secured promissory notes, bearing interest at 7% per annum, payable at maturity.  The principal amount and all accrued interest on the 2011 Loans are payable on January 15, 2013, or earlier on an event of default or a sale or liquidation of the Company.  In connection with 2011 Loans, we also granted each Lender a warrant to purchase 250,000 shares of our Common Stock at a purchase price of $2.90 per share.  Each warrant may be exercised in whole or in part from time to time for a term of five years from its grant date.

On October 17, 2011, we entered into a Securities Purchase Agreement (the “2011 Series C Purchase Agreement”) with three affiliated accredited investors in which we sold the investors a total of 10,000 newly authorized shares of $0.001 par value Series C Preferred Stock (the “Series C Preferred Stock”) at $100.00 per share, for an aggregate price of $1,000,000.  Under the terms of the 2011 Series C Purchase Agreement, we also issued warrants to the investors, pro rata to their investment amounts, to purchase an aggregate of 270,000 shares of our Common Stock at an exercise price of $2.90 per share.  Each warrant may be exercised in whole or in part from time to time for a term of five years from its grant date.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our Common Stock as of May 8, 2012 by: (a) each current director; (b) each executive officer; (c) all of our current executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our Common Stock.

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
5% or Greater Stockholders:
Cape Bear Partners, LLC (4)	1,281,040	12.5%
Karen Singer (5)	2,327,823	18.5%
Lloyd I. Miller III (6)	2,327,823	18.5%
John C. Backus and Todd L. Hixon Group(7)	2,321,596	22.1%

Executive Officers and Directors:
Lalit Dhadphale (8)	2,296,720	21.7%
Patrick E. Delaney (9)	265,283	2.6%
Youssef Bennani (10)	105,000	1.0%
John C. Backus (11)	2,321,596	22.1%
Matthew Stecker (12)	10,000	*
Joseph Savarino (13)	128,569	1.3%
All executive officers and directors as a group (6 persons)	5,127,168	46.4%

* Less than 1.0%

(1)	The address of each officer and director is c/o HealthWarehouse.com, Inc., 7107 Industrial Road, Florence, Kentucky 41042.
(2)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire those shares within 60 days after May 8, 2012, by the exercise of any warrant, stock option, convertible note or other right.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)
Applicable percentages are based on 10,244,699 shares of Common Stock outstanding on June 8, 2012, adjusted as required by rules promulgated by the SEC.    Does not include 394,685 shares of Series B Preferred Stock outstanding on June 8, 2012, which shares are convertible into 1,973,427 shares of Common Stock.  The shares of Common Stock and shares underlying convertible preferred stock, convertible notes, and stock options or warrants are deemed outstanding for purposes of computing the percentage of the person holding such convertible preferred stock, convertible notes, and/or stock options or warrants but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Lynn Peppel is the Managing Member of Cape Bear Partners LLC and has sole voting and investment power over the shares owned by Cape Bear Partners LLC. Cape Bear Partners LLC’s address is 703 Solana Shores Drive, Apt 406B Cape Canaveral, FL 32920.  Does not include warrants to purchase 250,000 shares of Common Stock that are not currently exercisable.

(5)
Includes (i) warrants to purchase 1,148,308 shares of Common Stock, (ii) 177,379 shares of Series B Preferred Stock convertible into 886,895 shares of Common Stock, and (iii) a convertible note in the principal amount of $500,000 convertible into 292,620 shares of Common Stock.  The securities described above are owned by HWH Lending, LLC, a Delaware limited liability company (“HWH”).  Ms. Singer is the sole trustee of The Singer Children’s Management Trust (the “Trust”).  The Trust is the sole member of HWH.  As the trustee of the Trust, Ms. Singer has sole dispositive and voting power with respect to the securities owned by HWH.  Ms. Singer’s address is 212 Vaccaro Drive, Cresskill, NJ 07626.  The information in this Note 5 is based in part on information contained in the Schedule 13D/A Amendment No. 2 filed with the SEC by Karen Singer on September 9, 2011.

(6)
Includes (i) warrants to purchase 1,148,308 shares of Common Stock, (ii) 177,379 shares of Series B Preferred Stock convertible into 886,895 shares of Common Stock, and (iii) a convertible note in the principal amount of $500,000 convertible into 292,620 shares of Common Stock.  The securities described above are owned by Milfam I L.P., a Georgia limited partnership (“Milfam L.P.”)  Milfam LLC, an Ohio limited liability company (“Milfam LLC”) is the general partner of Milfam L.P.  Mr. Miller is the manager of Milfam LLC.  As the manager of Milfam LLC, Mr. Miller has sole dispositive and voting power with respect to the securities owned by Milfam L.P.  Mr. Miller’s address is 4550 Gordon Drive, Naples, FL 34102.  The information in this Note 6 is based in part on information contained in the Schedule 13D/A Amendment No. 2 filed with the SEC by Lloyd I. Miller, III on September 9, 2011.

(7)
Consists of (i) 1,956,941 shares and warrants to purchase 257,544 shares of Common Stock owned by New Atlantic Venture Fund III, L.P., a Delaware limited partnership (“NAV”), (ii) 72,708 shares and warrants to purchase 9,568 shares of Common Stock owned by New Atlantic Entrepreneur Fund III, L.P., a Delaware limited partnership (“NAE”), and (iii) 21,947 shares and warrants to purchase 2,888 shares of Common Stock owned by NAV Managers Fund, LLC, a Delaware limited liability company (“NAV Managers”).  New Atlantic Fund III, LLC, a Delaware limited liability Company (“NAF”), is the general partner of NAV and NAE.  Each of NAV, NAE and NAV Managers have shared voting and dispositive power over the shares owned by such entity.

John C. Backus is a managing member of NAV, NAE and NAF, and is a member of NAV Managers.  As such, Mr. Backus has shared voting and dispositive power over the 2,321,596 shares owned in total by NAV, NAE, and NAV Managers.

Todd L. Hixon is a managing member of NAV, NAE and NAF, and is a member of NAV Managers.  As such, Mr. Hixon has shared voting and dispositive power over the 2,321,596 shares owned in total by NAV, NAE, and NAV Managers.

Scott M. Johnson is a managing member of NAV, NAE and NAF.  As such, Mr. Johnson has shared voting and dispositive power over the 2,296,761 shares owned in total by NAV and NAE.

Thanasis Delistathis is a managing member of NAV, NAE and NAF.  As such, Mr. Delistathis has shared voting and dispositive power over the 2,296,761 shares owned in total by NAV and NAE.

As the general partner of NAV and NAE, NAF has shared voting and dispositive power over the 2,296,761 shares owned in total by NAV and NAE.

The business address for NAV, NAE, NAV Managers, NAF, John C. Backus, Todd C. Hixon, Scott M. Johnson and Thanasis Delistathis is 11911 Freedom Drive, Suite 1080, Reston, VA 20190.

The information in this Note 7 is based on the information contained in the Schedule 13D/A Amendment No. 3 filed with the SEC by the John C. Backus and Todd L. Hixon group on October 18, 2011.

(8)	Includes stock options to purchase 333,333 shares of Common Stock. Does not include stock options to purchase 416,667 shares of Common Stock that are not currently exercisable.
(9)	Includes stock options to purchase 84,241 shares of Common Stock. Does not include stock options to purchase 33,334 shares of Common Stock that are not currently exercisable.
(10)	Includes stock options to purchase 105,000 shares of Common Stock. Does not include stock options to purchase 75,000 shares of Common Stock that are not currently exercisable.
(11)	See Footnote (7) above. Does not include stock options to purchase 45,000 shares of Common Stock that are not currently exercisable.
(12)	Includes stock options to purchase 10,000 shares of Common Stock. Does not include stock options to purchase 35,000 shares of Common Stock that are not currently exercisable.
(13)	Includes stock options to purchase 10,000 shares of Common Stock. Does not include stock options to purchase 35,000 shares of Common Stock that are not currently exercisable.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Between 2009 and April 2012, the Company made advances to or on behalf of Michael E. Peppel, who was employed by the Company at the time.  He is the son of the managing member of Cape Bear Partners LLC (“Cape Bear”), which is the beneficial owner of approximately 12% of the Company’s outstanding common stock.  The advances included the unauthorized provision of fulfillment services at no charge to a business partly owned by a member of his household.  Management believes that providing these services offered a reciprocal benefit to the Company because it introduced it to doctors and customers who were not otherwise aware of the Company.  During the course of 2011, the total outstanding balance of all advances to Mr. Peppel exceeded $120,000.  The total outstanding balance of these advances was $298,707 as of December 31, 2011, $364,257 as of March 31, 2012, and $140,770 as of May 31, 2012.  Because of material weaknesses and other deficiencies in our internal controls, not all these advances were authorized in accordance with our policy on related party transactions, documented appropriately or recorded correctly in our accounting system.  As a result, the Company was not able to monitor the outstanding amount of these advances or ascertain their validity on a continuous basis.

The employee voluntarily resigned in April 2012 and the Company will stop providing services to the business in the second quarter of 2012.  As of May 23, 2012, he repaid $235,000, leaving a balance of $140,770 outstanding. On May 23, 2012 and May 29, 2012, he gave the Company demand notes with the following terms:  $67,074 and $73,695, respectively, payable on demand by the Company any time after December 1, 2012, with an interest rate equal to Prime as published in the Wall Street Journal on the first business day of each quarter and adjusted quarterly.  The interest rate for the quarter ending June 30, 2012 will be 3.25%.  Cape Bear has pledged 42,860 of its shares of Company common stock to secure this obligation.

As part of the Board’s plan to remediate the weaknesses in our internal controls and improve the quality of our policies and procedures, the Company intends to adopt a more robust formal written policy on related party transactions.

Lalit Dhadphale, our President and Chief Executive Officer, and Cape Bear Partners LLC, the beneficial owner of 12.3% of our Common Stock, guaranteed Old HW’s obligations under certain Old HW convertible promissory notes with an original principal value of approximately $1,200,000, which notes we assumed in connection with the Exchange. The guarantees stated that Mr. Dhadphale and Cape Bear Partners LLC each guarantee the full payment of principal and interest under the notes. The guarantees terminate with respect to each note upon the earlier of repayment of principal and interest under each note or conversion of the note to equity. In the event of note conversion, the guarantees remain in place with respect to any interest due and unpaid through the date of conversion until that interest has been paid. During the fourth quarter of 2009 and during 2010, the holders of notes in an aggregate principal amount of $1,000,000 elected to convert their notes.  The maximum principal exposure of each of Mr. Dhadphale and Cape Bear Partners LLC pursuant to the guarantees as of December 31, 2010 was $200,000, plus interest. On January 5, 2011, the remaining convertible note balance of $200,000 was converted plus all accrued interest was paid eliminating any exposure for each of Mr. Dhadphale and Cape Bear Partners LLC pursuit to the guarantees.

In connection with the creation and support to the Company from the state of Kentucky, Lalit Dhadphale and Cape Bear Partners LLC received 250,000 options and 250,000 warrants, respectively.  To provide credit support for the development loans from Kentucky, both Lalit Dhadphale and Cape Bear Partners LLC have planned to enter into a liquidity facility that will cover the Company’s repayment obligations.  The options and warrants respectively granted will become 100% vested immediately upon execution of a liquidity facility by the Company with both Lalit Dhadphale and Cape Bear, satisfactory to the Company in form and substance.

On December 15, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with HWH Lending LLC, a Delaware limited liability company (“HWH”).  Under the terms of the Loan Agreement, we borrowed $515,000 from HWH on December 15, 2009, and we borrowed an additional $500,000 on May 3, 2010 (together, the “Loans”).  The proceeds of the Loans were used by us for working capital purposes.  The Loans were evidenced by promissory notes (the “Notes”), and bore interest at the rate of 12% per annum, payable at maturity.  The maturity date of each Loan was one year from the date of the Loan.  The Loans could be prepaid in whole or in part at any time by us without penalty, upon 15 days notice.  Lalit Dhadphale, our President and Chief Executive Officer, personally guaranteed our payment and other obligations under the Loan Agreement and the Notes.  Mr. Dhadphale also entered into a Lock-up Agreement (“Lock-up”) with HWH prohibiting Mr. Dhadphale from selling or transferring 625,000 shares of our common stock until the Loans are repaid in full, subject to certain exceptions, such as gifts.  We prepaid the Loans in full on November 8, 2010, and Mr. Dhadphale’s personal guaranty and the Lock-Up were terminated.

Jason Smith was the beneficial owner of 1,369,333 shares, or 12.8% of our Common Stock, of which 33,333 shares were beneficially owned by him directly, and 1,336,000 shares were beneficially owned by Rock Castle Holdings, LLC (“Rock Castle”).  As the Manager of Rock Castle, Jason Smith has sole voting and dispositive power over the shares owned by Rock Castle and, as such, was deemed to beneficially own such shares.  On September 2, 2011, the Company purchased 1,179,212 shares of its Common Stock from Rock Castle Holdings, LLC, a more than 10% stockholder of the Company, which constituted all of the outstanding shares of Common Stock owned by Rock Castle.  The purchase price was $2.90 per share for a total purchase price of $3,419,715.  As explained in Item 3, “Legal Proceedings,” Mr. Smith is currently adverse to the Company in a number of state court claims.  The Company has denied each claim and filed for a motion to dismiss all such claims.

The Company occupied approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with Masters Healthcare, LLC, an entity that is also controlled by Jason Smith. The sublease expired March 2011, and was renewed on a month to month basis until July 2011. The rent expense under this sublease for the years ended December 31, 2011 and 2010 was $84,750 and $113,004.

Jason Smith is also the son of Dennis Smith, the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s principal suppliers. We purchased from Masters Pharmaceutical, Inc., $618,768 and $959,847 of supplies, representing approximately 11% and 29% of total purchases during the years ended December 31, 2011 and 2010, respectively. Accounts payable due to Masters Pharmaceutical, Inc. at December 31, 2011 and 2010 was $0 and $215,858, respectively. At December 31, 2010, we also had accrued interest expense due to Masters Pharmaceutical, Inc. of $17,000.

For the year ended December 31, 2011 and 2010, sales to Masters Pharmaceuticals were approximately 1.56% and 8.76%, respectively, of our net sales.

On November 8, 2010, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with four accredited investors, including HWH Lending, LLC (“HWH”) and Milfam I, L.P. (“Milfam”).  Under the terms of the Purchase Agreement, we sold a total of 164,114 newly authorized shares of $0.001 par value Series B preferred stock (the “Series B Preferred Stock”) to each of HWH and Milfam at $9.45 per share, for an aggregate price of approximately $1,551,000.  Each share of the Series B Preferred Stock may be converted at any time, in whole or in part, into five shares of our Common Stock, as adjusted.  As a result of this transaction, each of HWH and Milfam became a beneficial owner of more than 10% of our Common Stock.  HWH and Milfam also entered into a separate Loan and Security Agreement dated November 8, 2010 (the “2010 Loan Agreement”).  Under the terms of the 2010 Loan Agreement and the Purchase Agreement, we sold convertible promissory notes to each of HWH and Milfam in the aggregate principal amount of $1,000,000 (the “Convertible Notes”). The Convertible Notes bear interest at the rate of 7% per annum compounded annually.  The principal amount and all accrued interest on the Convertible Notes are payable on December 31, 2012, or earlier on an event of default or a sale or liquidation of the Company.  The principal amount and accrued interest on the Convertible Notes may be converted at any time into shares of Series B Preferred Stock at a conversion price of $9.45 per share, as adjusted. The net proceeds from these transactions were used to expand our online presence, upgrade our technology infrastructure, and pay existing indebtedness and accrued expenses, and for general working capital purposes.  Under the terms of the Purchase Agreement, we also issued warrants to each of HWH and Milfam, to purchase 585,808 shares of our Common Stock at an exercise price of $3.00 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The warrants contain anti-dilution and purchase price adjustment provisions.  The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws.

In connection with the relocation of our facilities to the Commonwealth of Kentucky (the “State”), we are eligible to receive various economic incentives from the State, including an economic development loan of $500,000 (the “Development Loan”), which we may become obligated to repay in whole or in part depending on certain criteria such as the level of hiring of additional employees.  In order to make the Development Loan, the State is requiring that the repayment of the Development Loan be secured by various types of collateral.  Cape Bear Partners, LLC, a more than 10% stockholder of the Company, has agreed to personally provide certain credit support for the Company’s obligations under the Development Loan, including a pledge of shares of Company Common Stock (the “Pledge”).  In consideration of the Pledge, on August 31, 2011, we issued to Cape Bear a warrant to purchase 250,000 shares of our Common Stock at an exercise price of $2.90 per share.  The warrant will become vested and exercisable on the effective date of the Pledge, and is for a term of ten years from the grant date.

On September 2, 2011, we entered into a Loan and Security Agreement (the “2011 Loan Agreement”) with HWH and Milfam. Under the terms of the 2011 Loan Agreement, we borrowed $1,500,000 from each of HWH and Milfam for a total of $3,000,000 (the “2011 Loans”).  The 2011 Loans are evidenced by non-convertible, secured promissory notes, bearing interest at 7% per annum, payable at maturity.  The principal amount and all accrued interest on the 2011 Loans are payable on January 15, 2013, or earlier on an event of default or a sale or liquidation of the Company.  In connection with 2011 Loans, we also granted to each of HWH and Milfam a warrant to purchase 250,000 shares of our Common Stock at a purchase price of $2.90 per share.  Each warrant may be exercised in whole or in part from time to time for a term of five years from its grant date.  We used the proceeds from the 2011 Loans to purchase all 1,179,212 shares of our Common Stock owned by Rock Castle.

On October 17, 2011, we entered into a Securities Purchase Agreement (the “2011 Series C Purchase Agreement”) with New Atlantic Venture Fund III, L.P. and two affiliates (“NAV”), a more than 10% stockholder of the Company, in which we sold NAV a total of 10,000 newly authorized shares of $0.001 par value Series C Preferred Stock (the “Series C Preferred Stock”) at $100.00 per share, for an aggregate price of $1,000,000.  The Series C Preferred Stock has voting rights equal to one vote for each share held, has a liquidation preference equal to its purchase price, has redemption request rights available on or after January 15, 2013, are non-convertible and does not pay dividends. Under the terms of the 2011 Series C Purchase Agreement, we also issued warrants to the NAV entities, pro rata to their investment amounts, to purchase an aggregate of 270,000 shares of our Common Stock at an exercise price of $2.90 per share.  Each warrant may be exercised in whole or in part from time to time for a term of five years from its grant date.  We used the proceeds from the sale of the Series C Preferred Stock to prepay accrued interest and principal on the 2011 Loans.

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we have a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, than those from unaffiliated third parties and their approval is in accordance with applicable law.  This general policy requires the approval of our board of directors.  As discussed in Part II-Item 9A.  "Controls and Procedures--Plans For Remediation of Material Weakness,"  we are in the process of developing a remediation plan for the identified material weaknesses and we are evaluating what additional policies and procedures may be necessary.  We expect to adopt a formal written policy on transactions with related persons in connection with this process.

Director Independence

Our board of directors has determined that Youssef Bennani and Joseph Savarino are “independent” within the meaning of Rule 5605(a)(2) of the National Association of Securities Dealers’ Marketplace Rules of the Nasdaq Stock Market (the “NASDAQ Rules”), and that they are also “independent” for purposes of Rule 10A-3 of the Exchange Act. Lalit Dhadphale, John C. Backus and Matthew Stecker is not an “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Rules.

In making each of these independence determinations, our board of directors considered and broadly assessed, from the standpoint of materiality and independence, all of the information provided by each director in response to detailed inquiries concerning the director’s independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with our company.

Item 14.   Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by the Company’s principal accountant.  Marcum LLP, for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2011, and  2010, and fees billed for other services rendered by our principal accountants during those periods.

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Audit Fees (1)	$138,631	$118,178
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-

(1)           Audit fees were principally for audit work performed on our annual financial   statements and review of our interim financial statements.

(2)           There were no “audit-related services” during the period.

(3)           There were no “tax services” during the period.

(4)           There were no “other services” during the period.

An audit committee was formed on April 8, 2010 (see item 10 of this report). During the years ended December 31, 2011 and 2010, the Audit Committee met to review and approve the filing of forms 10K and 10Q. All audit and non-audit services performed by Marcum were pre-approved by the Board of Directors.

Item 15.   Exhibits, Financial Statement Schedules.

(a)           Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

2.2	Asset Purchase Agreement, dated February 14, 2011, among Hocks Acquisition Corporation, and Hocks Pharmacy, Inc. and its shareholders (16)

2.3	Merger Agreement dated February 14, 2011, among HealthWarehouse.com, Inc., Hocks Acquisition Corporation, Hocks Pharmacy, Inc. and its shareholders, and Hocks.com, Inc. (16)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005 (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008 (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008 (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009 (5)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 16, 2010 (13)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law (14)

3.7	Amended and Restated By-Laws of the Company (14)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law, filed on October 17, 2011 (21)

4.1	Form of Old HW Convertible Promissory Note (11)

4.2	Senior Secured Promissory Note dated December 15, 2009 in the principal amount of $515,000 payable by the Company to the order of HWH Lending, LLC (7)

4.3	Senior Secured Promissory Note dated May 3, 2010 in the principal amount of $500,000, payable by the Company to the order of HWH Lending, LLC (12)

4.4	Warrant to Purchase 156,250 Shares of the Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and Issued to HWH Lending, LLC, as Lender (17)

4.5	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to HWH Lending, LLC as Lender (17)

4.6	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (17)

4.7	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (17)

4.8	Form of Common Stock Purchase Warrant (14)

Exhibit No.	Description

4.9	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of Milfam I L.P. (14)

4.10	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of HWH Lending, LLC (14)

4.11	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of HWH Lending, LLC. (20)

4.12	Warrant to Purchase 250,000 Shares of the Common Stock of HealthWarehouse.com, Inc., dated September 2, 2011 and Issued to HWH Lending, LLC. (20)

4.13	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of Milfam I, L.P. (20)

4.14	Warrant to Purchase 250,000 shares of the Common Stock of Healthwarehouse.com, Inc. dated September 2, 2011 and issued to Milfam I, L.P. (20)

4.15	Form of Common Stock Purchase Warrant. (21)

10.1	1998 Stock Option Plan of the Company (6) +

10.2	2000 Stock Option Plan of the Company (2) +

10.3	2006 Stock Option Plan of the Company (2) +

10.4	Form of Incentive Stock Option Agreement under 2006 Stock Option Plan of the Company (8) +

10.5	Old HW Convertible Promissory Note Subscription Agreement (11)

10.6	Old HW Convertible Promissory Note and Warrants to Purchase Common Stock Subscription Agreement (11)

10.7	2009 Incentive Compensation Plan (9) +

10.8	Form of Stock Option Agreements under 2009 Incentive Compensation Plan (11) +

10.9	Loan and Security Agreement dated December 15, 2009 among HealthWarehouse.com, Inc. and Hwareh.com, Inc. as Borrowers, and HWH Lending LLC, as Lender (7)

10.10	Securities Purchase Agreement dated November 8, 2010 (14)

10.11	Loan and Security Agreement dated November 8, 2010 among HealthWarehouse.com, Inc. and Hwareh.com, Inc., as Borrowers, and HWH Lending, LLC and Milfam I L.P. as Lenders (14)

10.12	Commercial Sublease Agreement between the Company and Masters Healthcare, LLC dated effective April 1, 2008, as amended by a First Amendment dated effective June 1, 2009 (15)

10.13	Securities Purchase Agreement dated August 3, 2011 (18)

10.14	Investor Rights Agreement dated August 3, 2011 (18)

10.15	Indemnification Agreement dated August 3, 2011 (18)

Exhibit No.	Description

10.16	Lease agreement dated June15, 2011 between the Company and the landlord for 7107 Industrial Road Florence, Kentucky(19)

10.17	Loan and Security Agreement dated September 2, 2011 among HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Borrowers, and HWH Lending LLC, and Milfam I, L.P., as Lenders (20)

10.18	Stock Purchase Agreement dated September 2, 2011 between the Company and Rock Castle Holdings, LLC (20)

10.19	Securities Purchase Agreement dated October 17, 2011 (21)

10.20	Amendment No. 1 to Investor Rights Agreement dated October 17, 2011 (21)

10.21	Form of Subscription Agreement for Common Stock (21)

21.1	Subsidiaries of the Registrant *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

       *                 Filed herewith.

       +                 Denotes Management Compensatory Plan or Contract.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2009.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K SB filed on March 29, 2006.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2009.

(4)	Incorporated by reference to the Company’s Annual Report Amendment on Form 10-KA filed on May 14, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2009.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 22, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2009.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2006.

(9)	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on May 26, 2009.

(10)	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on August 17, 2009.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2010.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2010.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2010.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2010.

(15)	Incorporated by reference to the Company’s Amendment No. 1 on Form 10-K/A filed on November 30, 2010.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2011.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2011.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 6, 2011.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 20, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2012	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lalit Dhadphale Lalit Dhadphale	President, Chief Executive Officer and Director (principal executive officer)	June 21, 2012

/s/ Patrick E. Delaney Patrick E. Delaney	Chief Financial Officer, Treasurer, and Secretary (principal financial and accounting officer)	June 21, 2012

/s/ John Backus John Backus	Director	June 21, 2012

/s/ Youssef Bennani Youssef Bennani	Director	June 21, 2012

/s/ Matthew Stecker Matthew Stecker	Director	June 21, 2012

/s/ Joseph Savarino Joseph Savarino	Director	June 21, 2012

Healthwarehouse.com, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders of
Healthwarehouse.com, Inc.

We have audited the accompanying consolidated balance sheets of Healthwarehouse.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthwarehouse.com, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
      Marcum LLP
      New York, NY
      June 21, 2012

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets
	December 31, 2011	December 31, 2010
Current assets
Cash	$40	$1,397,583
Accounts receivable, net	220,626	604,524
Inventory, net	553,897	374,519
Employee advances	298,707	51,429
Prepaid expenses and other current assets	54,480	126,708
Total current assets	$1,127,750	$2,554,763
Property and equipment, net	943,849	320,328
Website development costs, net of accumulated amortization of $200,396 and $139,475, respectively	-	60,921
Intangible assets, net of accumulated amortization of $90,794 as of December 31, 2011	602,541	-

Total assets	$2,674,140	$2,936,012
Liabilities and Stockholders’ (Deficiency) Equity
Current liabilities
Accounts payable – trade	$1,547,657	$807,481
Accounts payable – related parties	14,209	232,858
Cash overdraft	239,567	-
Accrued expenses and other current liabilities	549,011	240,098
Current portion of capital lease	3,346	-
Convertible notes, net of deferred debt discount of $275,388 and $9,658, respectively	724,612	215,342
Note payable and other advances – related parties	453,812	-
Total current liabilities	$3,532,214	$1,495,779

Long term liabilities
Convertible notes payable, net of deferred debt discount of $600,354 as of December 31, 2010	-	399,646
Notes payable, net of deferred debt discount of $576,741 as of December 31, 2011	1,423,259	-
Long term portion of capital lease	9,201	-
Total long term liabilities	1,432,460	399,646
Total liabilities	$4,964,674	$1,895,425

Commitments and contingencies
Redeemable preferred stock – Series C ; net of discount $433,606 as of December 31, 2011; 10,000 designated Series C: 10,000 issued and outstanding as of December 31, 2011(aggregate liquidation preference $1,000,000)	566,394	-

Stockholders’ (deficiency) equity
Preferred Stock par value $.001 per share; authorized 1,000,000 shares; issued and outstanding as of December 31, 2011 and 2010 as follows:
Convertible preferred stock - Series A –200,000 shares designated Series A; no shares issued and outstanding	-	-
Convertible preferred stock - Series B –625,000 shares designated Series B; 368,862 and 365,265 shares issued, and outstanding, respectively (aggregate liquidation preference $3,729,773 and $3,451,754, respectively)	369	365
Common stock – par value $.001 per share; authorized 50,000,000 shares; 11,283,830 and 10,278,934 shares issued, respectively and 10,104,618 and 10,278,934 shares outstanding, respectively	11,284	10,279
Additional paid-in capital	15,110,343	9,540,036
Treasury stock, at cost, 1,179,212 shares as of December 31, 2011	(3,419,715)	-
Accumulated deficit	(14,559,209)	(8,510,093)
Total stockholders’(deficiency) equity	(2,856,928)	1,040,587
Total liabilities and stockholders’ (deficiency) equity	$2,674,140	$2,936,012

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Net sales	$10,363,293	$5,691,765

Cost of sales	5,845,525	3,450,021
Gross profit	4,517,768	2,241,744

Operating expenses:

Selling, general and administrative expenses	9,246,431	5,303,617

Loss from operations	(4,728,663)	(3,061,873)

Other income (expense):
Gain on settlement of accounts payable	32,210	-
Interest income	4,166	642
Interest expense	(1,021,112)	(679,330)
Gain on litigation settlement	-	48,887
Other income	1,200	-
Total other expense	(983,536)	(629,801)

Net loss	$(5,712,199)	$(3,691,674)

Contractual dividends	(244,001)	(33,992)
Deemed dividends	(92,916)	(1,666,967)

Loss attributable to common stockholders	$(6,049,116)	$(5,392,633)

Per share data:
Net loss - basic and diluted	$(0.55)	$(0.37)
Contractual dividends	$(0.02)	$(0.00)
Deemed dividends	$(0.01)	$(0.17)
Net loss attributable to common stockholders – basic and diluted	$(0.58)	$(0.54)

Weighted average number of common shares outstanding - Basic and diluted	10,397,667	10,068,575

The accompanying notes are an integral part of these consolidated financial statements.

Healthwarehouse.com, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficiency) Equity
For the Years Ended December 31, 2011 and 2010

	Convertible Series A Preferred		Convertible Series B Preferred		Common		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accummulated Deficit	Total Stockholders’ Deficiency) Equity
Balances, December 31, 2009	107,501	108	-	-	9,881,767	9,882	-	-	2,735,851	(3,117,460)	(371,619)

Conversion of Series A Preferred stock to common stock	(107,501)	(108)			53,752	54			54		-

Issuance of Series B Preferred stock, net of costs			365,265	365					3,131,775		3,132,140

Conversion of Convertible Debt into common stock					343,415	343			549,657		550,000

Debt Discount – convertible notes									304,037		304,037

Debt Discount - note payable									660,930		660,930

Stock-based compensation									490,765		490,765

Contractual dividends on Series B Convertible Preferred Stock										(33,992)	(33,992)

Deemed dividends on Series B Convertible Preferred Stock									1,666,967	(1,666,967)	-

Net Loss										(3,691,674)	(3,691,674)

Balances, December 31, 2010	-	-	365,265	$365	10,278,934	$10,279	-	-	$9,540,036	$(8,510,093)	$1,040,587

Purchase of treasury stock							1,179,212	(3,419,715)			(3,419,715)

Stock-based compensation									948,923		948,923

Issuance of Series B Preferred Stock as payment-in-kind for dividend			3,597	4					33,988		33,992

Conversion of Convertible Debt into common stock					144,618	145			224,855		225,000

Debt Discount – notes payable									1,131,303		1,131,303

Cashless exercise of warrants into common stock					14,135	14			(14)		-

Exercise of stock options into common stock					50,000	50			39,950		40,000

Common stock issued in connection with acquisition of Hocks.com					166,667	167			693,168		693,335

Contractual dividends on Series B Convertible Preferred Stock										(244,001)	(244,001)

Deemed dividend on redeemable Series C Preferred Stock										(92,916)	(92,916)

Issuance of common stock for cash, net					597,542	597			1,971,644		1,972,241

Cashless exercise of stock options into common stock					31,934	32			(32)		-

Redeemable Series C Preferred Stock discount									526,522		526,522

Net Loss										(5,712,199)	(5,712,199)

Balances, December 31, 2011	-	-	368,862	$369	11,283,830	$11,284	1,179,212	$(3,419,715)	$15,110,343	$(14,559,209)	$(2,856,928)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Cash flows from operating activities
Net loss	$(5,712,199)	$(3,691,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	444,084	180,899
Provision for inventory reserve	150,000	-
Write-off of other current assets	100,000	-
Depreciation and amortization	248,398	198,836
Stock-based compensation	948,923	490,765
Amortization of deferred debt discount	889,186	543,407
Gain on settlement of accounts payable	(32,210)	-
Gain on the sale of property and equipment	(6,788)	-
Gain on litigation settlement	-	(48,887)
Changes in operating assets and liabilities:
Accounts receivable	(60,186)	(507,707)
Inventories	(129,378)	14,229
Prepaid expenses and other current assets	(27,772)	64,291
Accounts payable – trade	508,107	14,973
Accounts payable – related parties	(218,649)	159,604
Accrued expenses and other current liabilities	98,904	98,098
Net cash used in operating activities	(2,799,580)	(2,483,166)

Cash flows from investing activities
Acquisition of Hocks.com net assets	(200,000)	-
Acquisition of property and equipment	(452,322)	(100,171)
Employee advances	(247,278)	(51,429)
Proceeds from the sale of property and equipment	15,732	-
Net cash used in investing activities	(883,868)	(151,600)

Cash flows from financing activities
Proceeds from issuance of notes payable	3,000,000	500,000
Repayment of notes payable	(1,000,000)	-
Proceeds from exercise of common stock options	40,000	-
Proceeds from the sale of common stock, net	1,972,241	-
Repurchase of treasury stock	(3,419,715)	-
Cash overdraft	239,567	-
Proceeds from issuance of convertible notes	-	150,000
Proceeds from issuance of convertible preferred stock, net	-	3,205,168
Proceeds from issuance of redeemable preferred stock	1,000,000	-
Proceeds from notes payable and other advances – related parties	560,000	521,000
Repayment of notes payable and other advances – related parties	(106,188)	(535,000)
Net cash provided by financing activities	2,285,905	3,841,168

Net (decrease) increase in cash	(1,397,543)	1,206,402

Cash - beginning of year	1,397,583	191,181

Cash - end of year	$40	$1,397,583

Cash paid for:
Interest	$18,416	$8,065
Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Year	For the Year
	Ended December 31, 2011	Ended December 31, 2010
Non-cash investing and financing activities:
Exchange of notes payable for convertible notes	$-	$1,000,000
Conversion of convertible notes into common stock	$225,000	$550,000
Common stock issued in connection with acquisition of Hocks.com	$693,335	$-
Issuance of series B preferred stock for settlement of accrued dividends	$33,992	$-
Cashless exercise of warrants into common stock	$14	$-
Cashless exercise of options into common stock	$32	$-
Deemed dividends – convertible preferred stock	$-	$1,666,967
Deferred debt discount – convertible notes	$-	$660,932
Deferred debt discount – notes payable	$1,131,303	$304,037
Accrued costs of convertible preferred stock	$-	$174,788
Exchange of accrued expenses for series B preferred stock	$-	$86,758
Accrued dividends	$244,001	$33,992
Exchange of notes payable for series B preferred stock	$-	$15,000
Conversion of series A preferred stock to common stock	$-	$108
Purchase of equipment under capital lease obligation	$12,547	$-
Purchase of equipment for accounts payable	$264,279	$-
Redeemable series C preferred stock discount	$526,522	$-
Deemed dividend – redeemable series C preferred stock	$92,916	$-
Purchase price allocation:
Current assets - Inventory	$200,000
Customer relationships	693,335
Net fair value of assets acquired/Total purchase price	$893,335

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Organization and Reverse Recapitalization

On May 14, 2009, Hwareh.com, Inc. (“Old HW”) completed a share exchange transaction with Clacendix, Inc. (“Clacendix”), pursuant to the terms of a Securities Exchange Agreement.   This transaction was accounted for as a reverse recapitalization, whereby Old HW was deemed to be the accounting acquirer for accounting purposes since the former stockholders of Old HW owned a majority of the outstanding shares of the Company’s common stock immediately following the transaction.  Following the closing of the share exchange transaction with Hwareh.com, Clacendix succeeded to the business of Old HW as its sole line of business.  Effective August 5, 2009, Clacendix changed its corporate name to HealthWarehouse.com, Inc. The consolidated financial statements in this report are the financial statements of Healthwarehouse.com Inc. and subsidiaries (the “Company”). On February 14, 2011, the Company acquired all of the inventory and fixed assets owned by Hocks Pharmacy and used in the operation of its internet pharmacy business as well as acquired its customer list and domain name (see Note 15).

Healthwarehouse.com, Inc. is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC medical products. The Company is presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.

On May 5, 2010, the Company announced that its Board of Directors had approved a 1-for-20 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective, on July 16, 2010, which reduced the number of authorized shares of common stock from 750 million to 50 million.  All share amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Impacted amounts include shares of common stock authorized and outstanding, common share issuances, shares of common stock underlying stock options and warrants, convertible notes, convertible preferred shares common shares reserved and loss per share.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through product sales to customers and debt and equity financing agreements. As of December 31, 2011, the Company had negligible cash and a working capital deficiency of $2,404,464.  During the year ended December 31, 2011, the Company generated revenues of $10,363,293, however and incurred a net loss of $5,712,199.  During the year ended December 31, 2011, the Company generated $2,285,905 in net cash from financing activities, however, the Company used net cash in operating and investing activities of $2,799,580, and $883,868, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company has taken certain steps to improve its operations and cash flows, including improved inventory purchasing and an increase in the number of suppliers. In addition, with the acquisition of Hocks.com (see Note 15) the Company increased its revenues and its gross margin.  Management believes that these actions will increase its chances for success; however, there can be no such assurance.

As further discussed in Note 9, on October 17, 2011, the Company raised approximately $1,000,000 from the sale of 10,000 shares of Series C preferred stock which was used to reduce certain of the Company’s debt obligations. Subsequent to December 31, 2011, as discussed in Note 16, the Company received advances from certain shareholders aggregating $545,000 (of which $205,000 has been repaid as of the date of this report) and the repayment of employee advances aggregating $235,000 (see Note 12). In addition, the Company received proceeds from the sale of common stock in the amount of $175,010 and from the exercise of stock options in the amount of $26,662.The Company recognizes it will need to raise additional capital in order to reduce its debt, meet operations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., Hocks.com, Inc., ION Holding NV, and ION Belgium NV, its wholly-owned subsidiaries. ION Holding NV, and ION Belgium NV are inactive subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts, and the valuation of assets acquired in connection with Hocks Acquisition Corporation’s (“Hocks Acquisition”) February 14, 2011 purchase of the business and assets of Hocks Pharmacy Inc. (“Hocks Pharmacy”).

Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011 and 2010, the Company does not have any cash equivalents.

Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $564,084 and $120,000 as of December 31, 2011 and 2010, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is sent.  If the financial conditions of customers were to materially deteriorate or the nature of the business were to change from prepayment to post payment an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experence, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (using the first-in, first-out method) or market.  As part of the valuation process, inventory reserves are established to state excess and slow-moving inventory at their estimated net realizable value. The valuation process for excess or slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business.  Inventory reserves are periodically reviewed, reflecting current risks, trends and changes in industry conditions.  When preparing these estimates, management considers historical results, inventory levels and current operating trends.  In the event the estimates differ from actual results, inventory-related reserves may be adjusted and could materially impact the results of operations.  Based on these estimates, the Company anticipates that certain products may not be sold during the next twelve months and has recorded an inventory reserve in the amount of $150,000, as of December 31, 2011. The Company concluded such a reserve was not material as of December 31, 2010.

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

Intangible Assets

Intangible assets are recorded at cost except for assets acquired using acquisition accounting, which are initially recorded at their estimated fair value.  Intangible assets with definite lives are comprised of customer relationships. Amortization is computed on a straight-line basis over the estimated useful lives of the intangible assets.

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

Website Development Costs

The Company applies the guidance enumerated in Accounting Standards Codification (“ASC”) 350-50, “Intangibles – Website Development Costs,” when capitalizing costs associated with the development of the Company’s website. During the years ended December 31, 2011 and 2010, the Company recorded an expense of $60,921 and $100,200, relating to the amortization of website development costs, respectively. The Company is amortizing the website development costs on a three year straight-line basis. As of December 31, 2011, website development costs were fully amortized.

Shipping and Handling Costs

The Company policy is to provide free standard shipping and handling for most orders shipped during the year. Shipping and handling costs incurred are recognized in selling, general and administrative expenses. Such amounts aggregated $1,077,070 and $346,631 for the years ended December 31, 2011 and 2010, respectively.

In certain circumstances shipping and handling costs are charged to the customer and recognized in revenues. The amount recognized for the years ended December 31, 2011 and 2010 were $337,982 and $102,235, respectively.

Fair Value of Financial Instruments

The carrying value of items included in working capital approximates fair value because of the relatively short maturity of these instruments. The convertible debt and notes payable approximate fair value because the terms are substantially similar to comparable debt in the marketplace.

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

Level 1 - Observable inputs such as quoted prices in active markets.  At December 31, 2011 and 2010, the Company did not hold any Level 1 investments.

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly. At December 31, 2011 and 2010, the Company did not hold any level 2 investments.

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.  At December 31, 2011 and 2010, the Company did not hold any Level 3 investments.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company accounts for its uncertain tax positions in accordance with ASC Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2011 and 2010. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2011 and 2010.

Debt Discounts

The Company records, as a discount to notes and convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense over the term of the related debt to their earliest date of redemption.

Revenue Recognition

Revenues for the sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is reasonably assured.

Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2011 and 2010 was $865,946 and $450,687, respectively.

Sales Taxes

The Company collects various taxes from customers and remits these amounts to taxing authorities, as applicable.  The Company's accounting policy is to exclude these taxes from revenues and cost of sales.

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

	December 31, 2011	December 31, 2010

Options	2,165,925	1,996,300
Warrants	2,916,590	1,915,340
Series B Convertible Preferred Stock	1,844,312	1,826,325
Convertible Promissory Notes	529,100	675,787
Totals	7,455,927	6,413,752

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. During the year ended December 31, 2010 and prior periods, the fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data existed to estimate the volatility using the Company’s own historical stock prices.  During the year ended December 31, 2011, the Company began to use the historical trading prices of its own common stock as a component in the calculation of an estimated volatility figure to determine the fair value of stock-based payment awards using the Black-Scholes model. Management determined that the Company now has sufficient history to estimate expected volatility, and has deemed this assumption to be a better indicating factor in determining fair value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107.

Stock-based compensation for the years ended December 31, 2011 and 2010 was recorded in the consolidated statements of operations as a component of selling, general and administrative expenses and totaled $948,923 and $490,765, respectively.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values ranges as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Risk-free interest rate	0.88% to 2.72%	2.39% to 2.71%
Dividend yield	None	None
Expected volatility	133.4%-185.2%	57.6%-58.7%
Expected life in years	6.00	6.00

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.  As of December 31, 2011, in accordance with ASC 480-10-S99, since certain of the Company’s preferred shares contain redemption rights which are not solely within the holders’ control, these issuances of preferred stock have been presented as temporary equity.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.  Applicable Generally Accepted Accounting Principles (“GAAP”) require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Common Stock Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company evaluated its free standing warrants to purchase common stock to assess their proper classification in the balance sheet as of December 31, 2011 and 2010 using the applicable classification criteria enumerated under GAAP and determined that the common stock purchase warrants contain fixed settlement provisions.

4.   Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2011	2010	Useful Life
Computer software	$230,299	$191,665	5 years
Equipment	573,134	182,637	15 years
Office furniture and equipment	95,754	20,085	7 years
Computer hardware	27,746	27,746	5 years
Leasehold improvements	303,318	87,914	(a)
Total	1,230,251	510,047
Less: accumulated depreciation and amortization	(286,402)	(189,719)
Property and equipment, net	$943,849	$320,328

(a)	Lesser of useful life or initial term of lease

Depreciation and amortization expense for the above assets for the years ended December 31, 2011 and 2010 was $96,683 and $98,636, respectively.

5.   Intangible Assets

The following table is a summary of intangible assets as of December 31, 2011:

Customer relationships	$693,335
Less: accumulated amortization	(90,794)
Intangible assets, net	$602,541

The Company’s amortizable intangible assets consist of customer relationships which resulted from the acquisition of Hocks.com on February 14, 2011(see Note 15) and are being amortized on a straight-line basis over their estimated useful life of five years. Amortization expense for the year ended December 31, 2011 was $90,794.

The following is a summary of amortization expense for the next five years and thereafter:

Year ending December 31,

2012	$99,048
2013	99,048
2014	99,048
2015	99,048
2016	99,048
Thereafter	107,301
$602,541

6. Convertible  Instruments

During the year ended December 31, 2010, the Company sold convertible debentures for aggregate cash proceeds of $150,000. Each convertible debenture carried a term of two years and bore a 10% per annum interest rate payable annually. The convertible debentures were convertible into an aggregate of 75,000 shares of the Company‘s common stock. The Lenders had customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the convertible debentures (See Note 9). As of December 31, 2011 all of these convertible debentures had been converted into shares of the Company’s common stock, as disclosed in Note 9. In connection with these notes for the years ended December 31, 2011 and 2010, the Company recorded $9,658 and $21,079, respectively, as amortization of deferred debt discount, which is included within interest expense on the consolidated statements of operations.  As of December 31, 2010, the Company had an aggregate of $225,000 in outstanding convertible debentures.

On November 8, 2010, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with investors (the “Investors”) and sold certain securities to the Investors (the “2010 Private Placement”).  Under the terms of the Purchase Agreement, the Company sold a total of 365,265 newly authorized shares of $0.001 Par Value Series B preferred stock (the “Series B Preferred Stock”) to the Investors at $9.45 per share, for an aggregate price of approximately $3,450,000.  Each share of the Series B Preferred Stock may be converted at any time, in whole or in part, into five shares of the Company’s Common Stock, as adjusted.  The Company also entered into a separate Loan and Security Agreement dated November 8, 2010 with two of the Investors (the “2010 Loan Agreement”).  Under the terms of the 2010 Loan Agreement and the Purchase Agreement, the Company exchanged $1,015,000 of short-term debt with these investors ("Old Convertible Notes") for convertible promissory notes in the aggregate principal amount of $1,000,000 (the “Convertible Notes”). The Convertible Notes bear interest at the rate of 7% per annum compounded annually (effective interest rate of 47% per annum when taking into account the stated interest rate plus the impact of warrants given as additional compensation).  The principal amount and all accrued interest on the Convertible Notes are payable on December 31, 2012, or earlier on an event of default or a sale or liquidation of the Company.  The principal amount and accrued interest on the Convertible Notes may be converted at any time into shares of Series B Preferred Stock at a conversion price of $9.45 per share, as adjusted.   Under the terms of the Purchase Agreement, the Company also issued warrants to the Investors, to purchase an aggregate of 1,271,590 shares of the Company’s Common Stock at an exercise price of $3.00 per share and a term of five years from its grant date. The aggregate deferred debt discount related to the Convertible Notes was estimated at $660,930 using the Black Scholes model. The debt discount amortization associated with the Convertible Notes was $324,966 and $60,578 for the years ended December 31, 2011 and 2010, respectively. The Company recorded a deemed dividend of $1,666,967 in the year ended December 31, 2010 for the issued portion of the Series B convertible preferred stock not attributable to the Convertible Notes. The Company incurred transaction costs to advisors in the amount of approximately $320,000 (of which $245,000 was deducted from net proceeds) and received net proceeds of approximately $3,205,000 (gross proceeds of approximately $3,450,000), exclusive of certain accrued expenses of approximately $73,000 as of December 31, 2010.  As part of the November 8, 2010 financing transaction, the balance of Old Convertible Notes aggregating $1,015,000 and accrued interest of approximately $87,000 were satisfied. The remaining debt discount at the time of repayment and after issuance of the convertible notes on November 8, 2010 was recorded to interest expense in the year ended December 31, 2010 for $172,589.  The total debt discount amortized on these notes during the year ended December 31, 2010 was $461,750.  The balance of the Convertible Notes as of December 31, 2011 and 2010 was $1,000,000.

7. Notes Payable

On May 3, 2010, the Company received aggregate proceeds of $500,000 from a lender, and granted the Lender a warrant to purchase 312,500 shares of common stock at a purchase price of $1.60 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The Loans were evidenced by promissory notes (the “Notes”), and will bear interest at the rate of 12% per annum, payable at maturity.  The Loans were collateralized by substantially all of the Company’s assets.  The maturity date of each Loan is one year from the date of the Loan.  The Lender has customary “piggy-back” registration rights with respect to the common stock issued or issuable upon the exercise of the warrants (the “Warrant Shares”).  The warrants contain anti-dilution and purchase price adjustment provisions in the event of reorganization, consolidation or merger, certain dividends, stock split or reverse stock split. The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws. The relative fair value of the warrants was estimated at $304,037 using the Black Scholes method. In connection with the 2010 Loan Agreement and the Purchase Agreement, on November 8, 2010 the $500,000 note payable was satisfied.

On September 2, 2011, the Company entered into a Loan and Security Agreement (the “Loans”) with two lenders.  Under the terms of the Loans, the Company borrowed $1,500,000 from each lender, or a total of $3,000,000, at an interest rate of 7% per annum each with a maturity date of January 15, 2013. The loans may be prepaid in whole or in part at any time by the Company without penalty. The Company granted the lenders a first priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the loans. The loan agreement contains customary negative covenants restricting the Company’s ability to take certain actions without the lenders’ consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments and acquiring businesses. In connection with the Loans, the Company granted each Lender a warrant to purchase 250,000 shares of Common Stock at a purchase price of $2.90 per share with a term of five years. The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws. The relative fair value of the warrants was estimated at $1,131,303 using the Black Scholes method and has been recorded as a debt discount on the consolidated balance sheet as of December 31, 2011. On October 18, 2011, the Company repaid each lender $500,000 in principal and $4,411 in interest. The debt discount amortization associated with the notes was $554,562 for the year ended December 31, 2011.  As of December 31, 2011, the Company has oustanding Loans aggregating $2,000,000.

8.   Capital Leases

The Company is party to a capitalized lease for equipment expiring in 2015. The interest rate on the capitalized lease is 2.29% and the payment, due monthly, is $307. The value of the collateral is $12,547 and is included in Property and Equipment in the accompanying consolidated balance sheet as of December 31, 2011. Future minimum lease payments under this capital lease are $13,843, of which $1,296 represents interest expense.

Future minimum payments, by year and in the aggregate, under capital leases as of December 31, 2011 are as follows:

For year ending December 31	Lease payments

2012	$3,991
2013	3,684
2014	3,684
2015	2,484
Total future minimum lease payments	$13,843
Less: amount representing interest	(1,296)
$12,547

 9.   Stockholders’ (Deficiency) Equity

Common and Treasury Stock

During the years ended December 31, 2011 and 2010, convertible debentures in the aggregate amount of $225,000 and $550,000 were converted into 144,618 and 343,000 shares of common stock, respectively.

On July 1, 2011, the Company’s Chief Financial Officer exercised options to purchase 50,000 shares of common stock for aggregate cash proceeds of $40,000.

On September 2, 2011, the Company purchased 1,179,212 shares of its common stock from Rock Castle Holdings, LLC, a more than 10% stockholder of the Company (“Rock Castle”), at the time, which constituted all of the outstanding shares of Common Stock owned by Rock Castle. The purchase price was $2.90 per share, or a total purchase price of $3,419,715 that is recorded as treasury stock on the Company’s consolidated balance sheet at December 31, 2011.

On November 2, 2011, the Company’s Chief Financial Officer was issued 31,934 shares upon the cashless exercise of 37,875 options to purchase common stock.

During the year ended December 31, 2011, the Company sold an aggregate of 597,542 shares of its common stock to investors, for aggregate net proceeds of approximately $1,972,000.

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

The Company has designated 625,000 of the 1,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock is non-voting, has a liquidation preference equal to its purchase price, and receives preferred dividends equal to 7% of all outstanding shares in either cash or payment-in-kind. As of December 31, 2011 and 2010, the Company had accrued contractual dividends of $244,001 and $33,992, respectively, related to the Series B Preferred Stock.

On January 1, 2011, the Company granted 3,597 shares of Series B convertible preferred stock valued at $33,992 to the Series B convertible preferred stock owners as payment in kind for dividends.

On October 17, 2011, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware fixing the rights, preferences and restrictions of newly formed class of Series C Preferred Stock.  The Certificates of Designation designates 10,000 shares of the Company's preferred stock as Series C Preferred Stock to be issued at an original issue price of $100 per share.  The Series C Preferred Stock has voting rights equal to one vote for each share held, has a liquidation preference equal to its purchase price, and has certain redemption rights available at the option of the holder.  The holder can make a redemption request at any time on or after the earliest of (i) January 15, 2013, (ii) any date prior to January 15, 2013 on which the Senior Secured Notes are declared by the holders thereof to be, or automatically become, due and payable on an event of default, acceleration event or otherwise, (iii) immediately prior to an Asset Transfer or Acquisition, or (iv) the date on which the Senior Secured Notes are no longer outstanding.  The Series C Preferred Stock is non-convertible and does not pay dividends.

On October 17, 2011, the Company received net cash proceeds of $1,000,000 for the sale of 10,000 shares of Series C Preferred Stock to a more than 10% stockholder of the Company. The Series C Preferred Stock is redeemable upon request of the holders at any time on or after January 15, 2013. The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity.  As of December 31, 2011, in accordance with ASC 480-10-S99, since certain of the Company’s preferred shares contain redemption rights which are not solely within the holders’ control, these issuances of preferred stock have been presented as temporary equity. In connection with the issuance, the investors received five year immediately exercisable warrants to purchase 270,000 shares of the Company’s common stock at an exercise price of $2.90 per share and which have a relative fair value of $526,522 on the date of grant. In connection with the accretion of the discount, the Company recorded $92,916 as a deemed dividend during the year ended December 31, 2011.

Incentive Compensation/Stock Option Plans

On May 15, 2009, the Company adopted its 2009 Incentive Compensation Plan (the “2009 Plan”). The total number of shares of common stock that may be subject to the granting of awards under the 2009 Plan(as amended) is 2,700,000, plus 181,425 shares that remained available to be issued on May 15, 2009 and were assumed as part of the share exchange from Clacendix’ previously existing stock option plans. The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is an aggregate value of $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is an aggregate value of $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the board of directors or committee of the Company’s board of directors designated to administer the 2009 Plan (the “committee”), except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant.

During the year ended December 31, 2010, the Company granted options to purchase an aggregate of 512,000 shares of common stock to certain employees and directors. These options vest over a three year period, have a term of 10 years, and contain an exercise price between $2.75 and $3.75 per share. The options were granted under a previously approved plan and had an aggregate grant date fair value of $796,053.

During the year ended December 31, 2010, the Company granted options to purchase an aggregate of 122,500 shares of common stock to consultants. These options vest over a three year period, have a term of 10 years, and contain an exercise price between $2.40 and $3.60 per share. The options were granted under a previously approved plan and had an aggregate grant date fair value of $202,919.

During the year ended December 31, 2011, the Company granted options to purchase an aggregate of 360,000 shares of common stock to certain employees and directors. These options vest over a three year period, have a term of 10 years, and contain an exercise price between $3.30 and $4.62 per share. The options were granted under a previously approved plan and had an aggregate grant date fair value of $1,106,879.

During the year ended December 31, 2011, the Company granted options to purchase an aggregate of 140,000 shares of common stock to consultants. These options vest over a three year period, have a term of 10 years, and contain an exercise price between $4.10 and $4.62 per share. The options were granted under a previously approved plan and had an aggregate grant date fair value of $399,989.

On August 31, 2011, the Company granted an option to an officer of the Company for 250,000 shares of common stock at $3.80 per share subject to securing a financing transaction. The shares vest when the financing is secured. The option has a term of 5 years and a fair value of $891,567 on the date of grant. Since these warrants contain performance conditions, the fair value of such options has been measured but not recorded since they have not been pledged and are not considered probable.

As of December 31, 2011, stock compensation of approximately $1,500,000 remains unamortized and is being amortized on a straight-line basis over three years from the date of grant.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	1,514,300	$1.80	7.48
Granted	634,500	$3.07	-
Expired	-	-	-
Cancelled	(152,500)	$2.47	-
Exercised	-	-	-

Options outstanding at January 1, 2011	1,996,300	$2.14	6.92	$1,383,760
Granted	750,000	$4.08	-
Expired	-	-	-
Canceled	(492,500)	$1.96	--
Exercised	(87,875)	$0.80	--
Options outstanding at December 31, 2011	2,165,925	$2.89	6.25	$6,528,818

Options exercisable at December 31, 2011	870,644	$1.72	5.31	$3,638,864

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 – 2.00	358,925	4.44	$0.88	569,007	$1.33
$2.00 – 4.62	1,807,000	6.61	$3.29	301,637	$2.46
$0.80 – $4.62	2,165,925	6.25	$2.89	870,644	$1.72

Warrants

During the year ended December 31, 2010, the Company granted its investment advisor, as part of the compensation related to securing certain loans, a warrant to purchase 18,750 shares of the Company’s common stock with a 5 year term at an exercise price of $1.60 per share for a total fair value of $25,245. The chairman of the Company’s Audit Committee was a senior managing director of this investment advisory firm, at the time, On May 13, 2011, the holder of this warrant elected to exercise the warrant on a cashless basis, and received a total of 14,135 net shares of common stock.

On August 31, 2011, the Company granted to a shareholder a warrant to purchase 250,000 shares of common stock at $2.90 per share subject to securing a financing transaction. The shares vest when the financing is secured. The warrant has a term of five years, and a fair value of $891,567 on the date of grant. Since these warrants contain performance conditions, the fair value of such options has been measured but not recorded since they have not been pledged and are not considered probable.

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price ($)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2010	312,500	1.60	4.62	$62,500
Granted	1,602,840	2.71	-	-
Expired	-	-	-	-
Exercised	-	-	-	-
Warrants outstanding at January 1, 2011	1,915,340	2.53	4.62	$740,313
Granted	1,020,000	2.90	-	-
Expired	-	-	-	-
Exercised	(18,750)	1.60	-	-
Warrants outstanding at December 31, 2011	2,916,590	2.67	4.00	$9,435,111
Warrants exercisable at December 31, 2011	2,666,590	2.64	3.94	$8,685,111

10. Commitments and Contingent Liabilities

Operating Leases

The Company occupied approximately 16,000 square feet of office and storage space under a Commercial Sublease Agreement with Masters Healthcare, LLC, (a former related party – see Note 12) which expired on March 31, 2011. From April 1, 2011 through June 30, 2011, the lease had been in effect on a month to month basis, with a monthly lease rate of $14,125, pursuant to the provision of the sub-lease. The rent expense under this sublease for the years ended December 31, 2011 and 2010 was $84,750 and $113,004.

On June 15, 2011, the Company entered into a lease agreement for approximately 28,000 square feet of office and storage space with an entity effective July 1, 2011. On August 29, 2011, the Company amended the agreement to expand to approximately 62,600 square feet of office and storage space effective November 1, 2011. The amended monthly lease rate of $9,224 is in effect from January 2012 through December 2013. The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The lease expires on January 1, 2017. Deferred rent payable was $31,947, and has been included in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2011.  The Company's leasehold interest is subject to a mechanic's lien in favor of the contractor that assisted with the construction of the facility.  The amount the Company owed to the contractor was in dispute.  On June 14, 2012, the Company reached a written settlement with the contractor in which the Company agreed to pay the contractor the total amount of $189,000, in three equal installments.  The Company received a general release and release of mechanic's lien from the contractor, which will be effective upon final payment.  Approximately $140,000 is included in accounts payable as of December 31, 2011.

During 2011, the Company entered into a one-year lease agreement for an apartment effective May 31, 2011. The monthly lease rate of $2,850 is in effect for the full term of the agreement.  After the initial term of the lease, the agreement converts to a month to month lease.  Subsequent to December 31, 2011, the Company renewed this lease through May 31, 2013.

Future minimum payments, by year and in the aggregate, under operating leases as of December 31, 2011 are as follows:

For year ending December 31	Amortization

2012	$124,944
2013	110,694
2014	128,049
2015	128,049
Thereafter	143,700
Total future minimum lease payments	$635,436

During the years ended December 31, 2011 and 2010, the Company recorded aggregate rent expense of $166,857 and $113,004, respectively.

Litigation

On or about January 15, 2010, the Company's former outside counsel, Duval & Stachenfeld LLP (“Duval”), commenced litigation against the Company in federal court in New York, New York asserting that the Company owed Duval $213,887 in unpaid legal fees.  Duval was also seeking to recover interest and its fees in connection with the litigation.  On May 25, 2010 the Company and Duval settled all litigation by the payment by the Company to Duval in the amount of $165,000.  The Company reflected a gain on litigation settlement of $48,887 during the year ended December 31, 2010.

On November 29, 2011, NMN Advisors, Inc. filed a complaint against the Company alleging that it breached a consulting agreement.   The complaint seeks damages of $70,000 plus pre-judgment interest.   On February 6, 2012, the Company filed its answer to the complaint denying that the Company owes any amounts under the contract, and the Company also filed a cross-complaint against the plaintiff asserting a number of causes of action, including breach of contract.  Plaintiff filed its answer to the Company cross-complaint on March 5, 2012.  Both the Company and the plaintiff have agreed to attempt to resolve the dispute by court mediation.   The date for mediation is tentatively set for July 10, 2012.  If mediation is unsuccessful, the Company intends to defend against the allegations in the complaint, and pursue the allegations in our cross-complaint, vigorously.

On February 9, 2012, two of our former shareholders, Rock Castle Holdings, LLC and Jason Smith (“Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we have breached the terms of certain incentive options we granted to them in connection with our now-terminated oral consulting arrangements with them, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our common stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have not specified money damages, but they have requested that, among other things, the court to require us to permit the exercise of the 233,332 options.  We believe the Plaintiffs’ claims are without merit.  On March 13, 2012, the Company moved to dismiss all claims asserted against the Company in the Complaint.  On June 6, 2012, the Court of Common Pleas informed the parties that the Company's motion to dismiss will be denied in its entirety if the Plaintiffs make certain amendments to the Complaint.  The court has given the Plaintiffs until July 6, 2012 to make these amendments, and the Company expect that the Plaintiffs will make them prior to this deadline.

On March 2, 2012, a former contractor of ours filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that, among other things, we have failed to pay amounts due on certain credit cards that were issued in plaintiff’s name but for which we agreed to assume financial responsibility.  Although we deny any responsibility for the payments owed, we resolved this dispute by entering into a settlement agreement with the plaintiff, and the suit was voluntarily dismissed on May 30, 2012.

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred. Currently, other than discussed above, the Company is not involved in any such material matters.

11.   Concentrations

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

As of December 31, 2011 and 2010, a substantial portion of the Company’s accounts receivable was related to three and two customers, respectively. Each customers’ accounts receivable comprised approximately 55%, 16% and 11% of 2011 and 60% and 22% of 2010 of the total accounts receivable.

During the year ended December 31, 2011, two vendors represented 38% and 11% of total purchases. During the year ended December 31, 2010, one vendor represented 29% of total purchases.

12.   Related Party Transactions

Lalit Dhadphale, the Company’s President and Chief Executive Officer, and Cape Bear Partners LLC, the beneficial owner of greater than 10% of the Company’s Common Stock, guaranteed Old HW’s obligations under certain Old HW convertible promissory notes with an original principal value of approximately $1,200,000, which notes were assumed by the Company in connection with the Securities Exchange Agreement (see Note 1). The guarantees state that Mr. Dhadphale and Cape Bear Partners LLC each guarantee the full payment of principal and interest under the notes. On January 5, 2011, the remaining convertible note balance under these notes was satisfied by conversion to common stock, and the guarantee was terminated.

Between December 15, 2009 and May 3, 2010, Mr. Dhadphale personally guaranteed the Company’s payment and other obligations under notes payable aggregating $1,015,000.  Mr. Dhadphale also entered into a Lock-up Agreement with the note holder prohibiting Mr. Dhadphale from selling or transferring 625,000 shares of the Company’s common stock until the Loans are repaid in full, subject to certain exceptions, such as gifts.  The Company satisfied the Loans in full on November 8, 2010 (see Notes 6 and 7), and Mr. Dhadphale’s personal guaranty and the Lock-Up Agreement were terminated.

Jason Smith is a manager of Rock Castle, a stockholder of the Company through September 2, 2011. Jason Smith is also the son of Dennis Smith, the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s former suppliers.  The Company purchased from Masters Pharmaceutical, Inc., $618,768 and $959,847 of inventory, representing approximately 11% and 29% of total purchases during the years ended December 31, 2011 and 2010, respectively. Accounts payable due to Masters Pharmaceutical, Inc. at December 31, 2011 and 2010 was $0 and $215,858, respectively. At December 31, 2010, the Company also had accrued interest due to Masters Pharmaceuticals, Inc. of $17,000.

For the years ended December 31, 2011 and 2010, sales to Masters Pharmaceuticals were approximately 1.56% and 8.76%, respectively, of net sales.

During the year ended December 31, 2011, a stockholder advanced the Company $200,000, of which, $50,000 has been repaid as of December 31, 2011.

On September 12, 2010, the Company entered into a Promissory Note Agreement for $300,000 with a stockholder, at an interest rate of 5% per annum which became payable on demand as of  November 12, 2011.

During the year ended December 31, 2010, a stockholder advanced the Company $521,000, and the Company re-paid an aggregate of $535,000 to the stockholder.

During the year ended December 31, 2011, an officer advanced $60,000 in short term financing to the Company, of which $56,188 was repaid as of December 31, 2011.

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns approximately 12% of the Company’s common stock received advances from the Company in various forms, including the provision of fulfillment services at no charge to a business partly owned by a member of his household.  As of December 31, 2011, the balance of these advances totaled $298,707, and additional advances of approximately $70,000 were made in 2012.  The directors determined that not all of these advances were approved in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system.  As a result, the Company was not able to monitor the outstanding amount of these advances on a continuous basis. This employee has voluntarily resigned from the Company, made principal repayments of $235,000 through the date of this report, and agreed to repay the remaining balance by September 30, 2012 with interest based on the prime rate on the business day of the calendar quarter, and provided security for his repayment obligation.

13.  Income Taxes

As of December 31, 2011 and 2010 the Company had approximately $8,100,000 and $4,200,000, respectively, of federal net operating loss carryovers (“NOLs”) that may be available to offset future taxable income. The federal net operating loss carry forwards, if not utilized, will expire from 2029 to 2031.  As of December 31, 2011 and 2010, the Company had approximately $3,800,000 and $0 of state net operating loss carryovers available to offset future taxable income. The state NOLs, if not utilized, will expire beginning in 2032.

The Company files income tax returns in the U.S. federal jurisdiction and various local jurisdictions and is subject to examination by the various taxing authorities.  The Company’s federal and local income tax returns for tax years beginning in 2008 remain subject to examination.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership. Based upon a study that analyzed the Company's stock ownership activity from inception to December 31, 2011, a change of ownership was deemed to have occurred in 2010 and 2011. These changes of ownership created an annual limitation of approximately $1,000,000 on the usage of the Company's losses which are available through 2029.

The income tax benefit for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Federal

Current	$-	-
Deferred	(1,685,029)	(451,420)

State and local

Current	-	-
Deferred	(247,798)	-

Change in valuation allowance	1,932,827	451,420

Total tax provision (benefit)	-	-

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets:
Operating loss carryforwards	$2,954,459	$1,460,277
Non-qualified stock options	164,841	-
Inventory reserves	58,500	-
Allowance for bad debt	252,993	40,800
Charitable contribution carryforward	4,306	2,382
Total deferred tax assets	3,435,099	1,503,459
Valuation allowance	(3,386,076)	(1,453,249)
Deferred tax asset, net of valuation allowance	49,023	50,210

Deferred tax liabilities:
Property and Equipment	(49,023)	(50,210)
Total deferred tax liabilities	(49,023)	(50,210)

Net deferred tax asset (liability)	$-	$-

Change in valuation allowance	$1,932,827	$451,420

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established.  Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

For the years ended December 31, 2011 and 2010, the expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	December 31,
	2011	2010
Tax expense (benefit) at statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal tax benefit	(5.0)%	-%
Non-deductible stock compensation	3.6%	4.5%
Write-off of deferred tax assets	-%	11.2%
Other permanent differences	1.6%	6.1%
Change in valuation allowance	33.8%	12.2%
Effective income tax rate	-%	-%

14.   New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any impact on the Company’s consolidated financial statements or disclosures.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity, as defined by Topic 805- Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

15.   Acquisition of Hocks

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

The Company allocated the excess value entirely to customer relationships with an estimated useful life of five years. The allocation was based on the estimated number of customers that would be retained by the Company divided into the net fair value of the customer relationship which approximated the Company’s average customer acquisition costs for the year ended December 31, 2011. The purpose of the acquisition was to acquire new revenue producing customers. The primary factor in estimating the useful life was based on pharmacy industry data discounted to reflect the size of the Hocks.com acquisition.  The Company determined that certain intangible assets of Hocks, including the domain names and trademarks, have a deminimus value.

During the year ended December 31, 2011, the Company recognized $2,674,031, of revenue generated by Hocks.com. The Company has determined that disclosing the earnings of Hocks.com for the period from February 14, 2011 (date of acquisition) through December 31, 2011 in accordance with ASC 805 is impracticable as distinguishing objectively the information in connection with the operating expenses incurred to support the Hocks.com sales is not readily determinable as it has been consolidated with the operating results of the Company.

The following table presents the unaudited pro-forma combined results of operations of the Company and Hocks.com for each of the years ended December 31, 2011 and 2010, respectively, as if Hocks.com had been acquired at January 1, 2010.

	For the year ended December 31,
	2011 (unaudited)	2010 (unaudited)
Revenue	$10,697,247	$10,171,453
Net loss	$(5,719,396)	$(3,712,812)
Net loss attributable to common stockholders per share – basic and diluted	$(6,056,313)	$(5,413,771)
Pro-forma basic and diluted net loss per common share	$(0.55)	$(0.36)
Net loss attributable to common stockholders per share – basic and diluted	$(0.58)	$(0.53)
Weighted average common shares outstanding – basic and diluted	10,418,215	10,235,242

16.   Subsequent Events

Subsequent to December 31, 2011, the Company’s Chief Financial Officer was issued 92,858 shares of common stock per a cashless exercise of a stock option to purchase 105,450 shares of common stock.

Subsequent to December 31, 2011, the Company issued 25,823 shares of Series B convertible preferred stock valued at $244,001 to the Series B convertible preferred stock owners as payment in kind for dividends.

Subsequent to December 31, 2011, the Company issued an aggregate of 38,891 shares of common stock at a per share price of $4.50 to investors in a private offering.

Subsequent to December 31, 2011, the Company issued 8,332 shares of common stock upon the exercise of options to purchase common stock for $2.80 to $3.60 per share with aggregated net proceeds of $26,662.

Subsequent to December 31, 2011, the Company granted four Directors options to purchase an aggregate of 60,000 shares of common stock with an exercise price of $6.99 for an aggregate grant date fair value of $391,028 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

Subsequent to December 31, 2011, the Company granted employees options to purchase an aggregate of 30,000 shares of common stock with an exercise price of $6.99 for an aggregate grant date fair value of $195,514 under a previously approved option plan. The options vest over a three year period and have a term of ten years.

Subsequent to December 31, 2011, the Company received advances from certain shareholders aggregating $595,000 (of which $230,000 has been repaid as of the date of this report).

Management has evaluated subsequent events or transactions occurring through the date on which the consolidated financial statements were issued.