Form 10-Q
period 2012-03-31
HealthWarehouse.com, Inc.
filed 2012-09-05
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-13117

HealthWarehouse.com, Inc.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	22-2413505
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

7107 Industrial Road, Florence,Kentucky	41042
(Address of Principal Executive Offices)	(Zip Code)

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

There were 11,743,611 shares of Common Stock outstanding as of August 10, 2012.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	March 31, 2012 (unaudited)	December 31, 2011
Current assets
Cash	$3	$40
Accounts receivable, net	188,563	220,626
Inventories – finished goods, net	447,691	553,897
Employee advances	379,750	298,707
Prepaid expenses and other current assets	37,094	54,480
Total current assets	1,053,101	1,127,750
Property and equipment, net	873,956	943,849
Intangible assets, net of accumulated amortization of $161,778 and $90,794 as of March 31, 2012 and as of December 31, 2011, respectively	531,557	602,541

Total assets	$2,458,614	$2,674,140
Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable – trade	$1,837,427	$1,547,657
Accounts payable – related parties	9,307	14,209
Cash overdraft	83,911	239,567
Accrued expenses and other current liabilities	429,095	549,011
Current portion of capital leases	44,350	3,346
Convertible notes, net of deferred debt discount of $192,772 and $275,388, as of March 31, 2012 and December 31,2011, respectively	807,228	724,612
Note payable, net of deferred debt discount of $443,646 and $0, as of March 31, 2012 and December 31,2011, respectively	1,556,354	-
Note payable and other advances – from stockholders	765,000	453,812
Total current liabilities	$5,532,672	$3,532,214

Long term liabilities
Notes payable, net of deferred debt discount of $0 and $576,741 as of March 31, 2012 and December 31, 2011, respectively	-	1,423,259
Long term portion of capital leases	203,649	9,201
Total liabilities	5,736,321	4,964,674
Commitments and contingencies
Redeemable preferred stock – Series C ; net of discount $340,690 and $433,606 as of March 31, 2012 and December 31, 2011, respectively, par value $.001 per share; authorized 1,000,000 shares; 10,000 designated Series C: 10,000 issued and outstanding as of March 31, 2012 and December 31, 2011(aggregate liquidation preference $1,000,000)	659,310	566,394

Stockholders’ deficiency
Preferred Stock par value $.001 per share; authorized 1,000,000 shares; issued and outstanding as of March 31, 2012 and December 31, 2011, as follows:
Convertible preferred stock - Series A –200,000 shares designated Series A; no shares issued and outstanding	-	-
Convertible preferred stock - Series B –625,000 shares designated Series B; 394,685 and 368,862 shares issued, and outstanding, respectively (aggregate liquidation preference $3,729,773)	395	369
Common stock – par value $.001 per share; authorized 50,000,000 shares; 11,376,688 and 11,283,830 shares issued, respectively and 10,197,476 and 10,104,618 shares outstanding, respectively	11,377	11,284
Shares issuable	125,000	-
Additional paid-in capital	15,613,634	15,110,343
Treasury stock, at cost, 1,179,212 shares as of March 31, 2012 and December 31, 2011	(3,419,715)	(3,419,715)
Accumulated deficit	(16,267,708)	(14,559,209)
Total stockholders’deficiency	(3,937,017)	(2,856,928)
Total liabilities and stockholders’ deficiency	$2,458,614	$2,674,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Net sales	$3,153,607	$2,284,552

Cost of sales	1,704,647	1,298,143
Gross profit	1,448,960	986,409

Operating expenses:

Selling, general and administrative expenses	2,684,478	1,953,698

Loss from operations	(1,235,518)	(967,289)

Other income (expense):
Interest income	2,548	1,162
Interest expense	(317,342)	(105,152)
Total other expense	(314,794)	(103,990)

Net loss	$(1,550,312)	$(1,071,279)

Preferred Stock:
Series B convertible contractual dividends	(65,271)	(61,000)
Series C redeemable deemed dividends	(92,916)	-

Loss attributable to common stockholders	$(1,708,499)	$(1,132,279)

Per share data:
Net loss per common share - basic and diluted	$(0.15)	$(0.10)
Contractual dividends	(0.01)	(0.01)
Deemed dividends	(0.01)	-
Net loss attributable to common stockholders per share – basic and diluted	$(0.17)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	10,191,353	10,487,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Cash flows from operating activities
Net loss	$(1,550,312)	$(1,071,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	10,521	30,000
Depreciation and amortization	111,851	71,009
Stock-based compensation	259,409	211,714
Amortization of deferred debt discount	215,711	86,775
Changes in operating assets and liabilities:
Accounts receivable	21,542	(132,814)
Inventories - finished goods	106,206	65,757
Prepaid expenses and other current assets	17,386	2,445
Accounts payable – trade	550,400	479,359
Accounts payable – related parties	(4,902)	33,850
Accrued expenses and other current liabilities	84,793	(124,464)
Net cash used in operating activities	(177,395)	(347,648)

Cash flow from investing activities
Acquisition of Hocks.com assets	-	(200,000)
Employee advances	(81,043)	(6,142)
Proceeds from the return of property and equipment	-	15,732
Acquisition of property and equipment	-	(30,997)
Net cash used in investing activities	(81,043)	(221,407)

Cash flows from financing activities
Principal payments on capital leases	(22,131)	-
Proceeds received for shares issuable	125,000	-
Cash overdraft	(155,656)	-
Proceeds from notes payable and other advances – from stockholders	375,000	-
Repayment of notes payable and other advances – from stockholders	(63,812)	-
Net cash provided by financing activities	258,401	-

Net decrease in cash	(37)	(569,055)

Cash - beginning of period	40	1,397,583

Cash - end of period	$3	$828,528

Cash paid for:
Interest	$21,491	$9,117
Taxes	$-	$-

Non-cash investing and financing activities
Conversion of convertible notes into common stock	$-	$200,000
Exchange of common stock to acquire assets of Hocks.com	$-	$693,335
Issuance of series B preferred stock for settlement of accrued dividends	$244,001	$33,992
Cashless exercise of options into common stock	$93	$-
Accrued dividends	$65,271	$61,000
Reclassification of accounts payable – trade to capital lease payable	$257,583	$-
Deemed dividend – redeemable series C preferred stock	$92,916	$-

Purchase price allocation:
Current assets – Inventory	$-	$200,000
Customer relationships	$-	$693,335
Net fair value of assets acquired/Total purchase price	$-	$893,335

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for certain financial information and the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, the condensed consolidated balance sheet as of March 31, 2012 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011, have been prepared by the Company without being audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s condensed consolidated financial position, results of operations and cash flows at March 31, 2012 not misleading have been made. The condensed consolidated results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that would be expected for the full year or any other interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the current report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2012.

2. Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through product sales to customers, debt and equity financing agreements, and advances from stockholders. As of March 31, 2012 and December 31, 2011, the Company had negligible cash and a working capital deficiency of $4,479,571 and $2,404,464, respectively.  For the three months ended March 31, 2012, cash flows included net cash used in operating activities of $177,395, net cash used in investing activities of $81,043 and net cash provided by financing activities of $258,401. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company has taken certain steps to improve its operations and cash flows, including improved inventory purchasing and an increase in the number of suppliers. In addition, with the acquisition of Hocks.com, during 2011, the Company significantly increased its revenues and improved its gross margin. Management believes that these steps will increase its chances for success; however, there can be no such assurance.

During the three months ended March 31, 2012, the Company received advances of $375,000 from certain stockholders and repaid $63,812 of such advances. In addition, the Company received $125,000 in cash during the quarter for common stock which has been included in shares issuable on the condensed consolidated balance sheet at March 31, 2012, as the shares were not issued by that date. The Company recognizes it will need to raise additional capital in order to reduce its debt, meet operations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., Hocks.com, Inc., ION Holding NV, and ION Belgium NV, its wholly-owned subsidiaries. ION Holding NV and ION Belgium NV are inactive subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts.

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

	March 31, 2012	March 31, 2011

Options	2,033,807	2,263,800
Warrants	2,916,590	1,915,340
Series B Convertible Preferred Stock	1,973,425	1,844,310
Convertible Promissory Notes	529,100	12,500
Totals	7,452,922	6,035,950

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. During the period ended June 30, 2011 and prior periods, the fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data existed to estimate the volatility using the Company’s own historical stock prices.  Beginning July 2011, the Company began to use the historical trading prices of its own common stock as a component in the calculation of an estimated volatility figure to determine the fair value of stock-based payment awards using the Black-Scholes model. Management determined this assumption to be a better indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107.

Stock-based compensation for the three months ended March 31, 2012 and 2011 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $259,409 and $ 211,714, respectively.

As of March 31, 2012, stock compensation of approximately $1,800,000 remains unamortized and is being amortized on a straight-line basis over three years from the date of grant.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values ranges as follows:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Risk-free interest rate	1.04%	2.72%
Dividend yield	N/A	N/A
Expected volatility	172.2%	55.2%
Expected life in years	6.00	6.00

4. Stockholders’ Deficiency

Common Stock

During the three months ended March 31, 2012, the Company entered into securities purchase agreements with investors who agreed to invest an aggregate of $125,000 for 27,779 shares of common stock at $4.50 per share. The Company received $125,000 in cash proceeds and recorded the transaction as shares issuable since the shares had not been issued as of March 31, 2012 due to delays in issuing the stock certificates.

Preferred Stock

On January 1, 2012, the Company issued 25,823 shares of Series B convertible preferred stock valued at $244,001 to the Series B convertible preferred stock owners as payment in kind for dividends. Additionally, during the three months ended March 31, 2012, the Company recorded $65,271 and $92,916 as contractual and deemed dividends, respectively, in connection with the outstanding preferred stock.

Stock Options

On January 6, 2012, the Company’s Chief Financial Officer was issued 92,858 shares of common stock per a cashless exercise of a stock option with an exercise price of $0.80 to purchase 105,450 shares of common stock.

On March 30, 2012, the Company granted four Directors options to purchase an aggregate of 60,000 shares of common stock under a previously approved plan with an exercise price of $6.99, which is the approximate fair value of a share of common stock on the grant date.  The options have an aggregate grant date fair value of $391,028, vest over a three year period and have a term of ten years.

On March 30, 2012, the Company granted employees options to purchase an aggregate of 30,000 shares of common stock under a previously approved plan with an exercise price of $6.99, which is the approximate fair value of a share of common stock on the grant date.  The options have an aggregate grant date fair value of $195,514, vest over a three year period and have a term of ten years.

Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2012	2,165,925	$2.89	6.25	-
Granted	90,000	$6.99	--	-
Expired	--	--	--	-
Canceled	(116,668)	$3.97	--	-
Exercised	(105,450)	$0.80	--	-
Options outstanding at March 31, 2012	2,033,807	$3.11	6.22	$7,403,655
Options exercisable at March 31, 2012	835,471	$2.24	5.24	$3,764,194

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 – 2.00	253,475	5.05	$0.92	236,349	$0.88
$2.00 – 6.99	1,780,332	6.19	$3.43	599,122	$2.78
$0.80 – $6.99	2,033,807	6.05	$3.11	835,471	$2.24

5. Commitments and Contingent Liabilities

Operating Leases

The Company’s leasehold interest in its office and warehouse space was subject to a mechanic’s lien in favor of the contractor that assisted with the construction of the facility. The amount the Company owed to the contractor was in dispute. On June 14, 2012, the Company reached a written settlement and agreed to pay the contractor the total amount of $189,000. The Company received a general release and release of mechanic’s lien from the contractor, which will be effective upon final payment. Approximately, $140,000 and an additional $46,000 in interest is included in accounts payable as of March 31, 2012.

During the three months ended March 31, 2012 and 2011, the Company recorded rent expense of $52,457 and $38,375, respectively.

Capital Leases

At December 31, 2011, the Company had $257,583 included in accounts payable - trade relating to certain equipment acquired. In January 2012, the Company renegotiated the terms of the payable into a lease agreement for the same equipment. The lease term is five years with a principal amount of $257,583 and an effective interest rate of 14.7% per annum.

Future minimum lease payments, by year and in the aggregate, under capital leases as of March 31, 2012 are as follows:

For year ending December 31	Amortization

2012	$57,546
2013	76,757
2014	76,727
2015	75,892
Thereafter	48,949
Total	335,871

Less: amount representing interest	87,872

Present value of future minimum lease payments	$247,999

As of March 31, 2012, the equipment has a net book value of $283,817, as additional costs were incurred and capitalized but not financed. Depreciation of assets held under capital leases in the amount of $5,094 is included in depreciation expense for the three months ended March 31, 2012.

Litigation

On November 29, 2011, NMN Advisors, Inc. (“Plaintiff”) filed a complaint against the Company alleging that it breached a consulting agreement.   The complaint seeks damages of $70,000 plus pre-judgment interest.   On February 6, 2012, the Company filed its answer to the complaint denying that the Company owes any amounts under the contract, and the Company also filed a cross-complaint against the plaintiff asserting a number of causes of action, including breach of contract.  Plaintiff filed its answer to the Company cross-complaint on March 5, 2012.  Both the Company and the Plaintiff agreed to attempt to resolve the dispute by court mediation and on August 21, 2012, the Company paid $35,000 in full settlement of all outstanding balances.

On February 9, 2012, two of the Company’s former stockholders, Rock Castle and Jason Smith (“Plaintiffs”), filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that the Company had breached the terms of certain incentive options the Company granted to the Plaintiffs in connection with the Company’s now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of the Company’s common stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have not specified monetary damages, but have requested that, among other things, the court require the Company to permit the exercise of the 233,332 options.  The Company believes all of the Plaintiffs’ claims are without merit.  On March 13, 2012, the Company moved to dismiss all claims asserted against the Company in the Complaint.  On July 24, 2012 the Company filed a counter claim against the defendant.

On March 2, 2012, a former contractor filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that, among other things, the Company had failed to pay amounts due on certain credit cards that were issued in plaintiff’s name but for which the Company agreed to assume financial responsibility.  Although the Company denies any responsibility for the payments owed, the Company resolved this dispute by entering into a settlement agreement with the plaintiff, and the suit was voluntarily dismissed on May 30, 2012. The settlement amount of $31,321 was included in accounts payable as of March 31, 2012.

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, the Company is not involved in any such matters.

6. Concentrations

During the three months ended March 31, 2012, one vendor represented 40.5% of total purchases.

7. Related Party Transactions

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns approximately 12% of the Company’s common stock received advances from the Company in various forms, including the provision of fulfillment services at no charge to a business partly owned by a member of his household. As of March 31, 2012, the balance of these advances totaled $373,250. The Company’s board of directors determined that not all of these advances were approved in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system. As a result, the Company was not able to monitor the outstanding amount of these advances on a continuous basis. This employee has voluntarily resigned from the Company, made principal repayments of $235,000 through the date of this report, and agreed to repay the remaining balance by September 30, 2012 with interest based on prime rate on the business day of the calendar quarter, and provided security for his repayment obligation.

8. Acquisition of Hocks

On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”), the Company’s wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy Inc., an Ohio corporation (“Hocks Pharmacy”) and its stockholders.  Under the Asset Purchase Agreement, Hocks Acquisition purchased all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.

During the three months ended March 31, 2011, for the months of February and March, the Company recognized $636,204 of revenue generated by Hocks.com.

The following table presents the unaudited pro-forma combined results of operations of the Company and Hocks.com for the three months ended March 31, 2011 as if Hocks.com had been acquired at the beginning of that period.

For the three months ended March 31, 2011 (unaudited)

Revenue	$2,618,506

Net loss	$(1,078,476

Pro-forma basic and diluted net loss per common share	$(0.10)

Weighted average common shares outstanding – basic and diluted	10,653,713

9. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued.

Subsequent to March 31, 2012, the Company issued an aggregate of 94,448 shares of common stock at a per share price of $4.50. Of the aggregate proceeds of $425,004, $125,000 was received during the three months ended March 31, 2012 and classified as shares issuable at March 31, 2012.

Subsequent to March 31, 2012, the Company issued 8,332 shares of common stock in connection with the exercise of options to purchase common stock with exercise prices between $2.80 to $3.60 per share receiving total proceeds of $26,662.

Subsequent to March 31, 2012, the Company received aggregate proceeds of $50,000 for the purchase of 11,112 shares of common stock at a per share price of $4.50.  As of the date of this report the Company has not issued such shares.

Subsequent to March 31, 2012, three holders of warrants issued to them in connection with prior equity or debt financing transactions elected to exercise all of their warrants on a “cashless” basis under the terms of the warrants. Warrants to purchase a total of 2,353,744 were exercised. HWH Lending, LLC received a total of 716,484 net shares of common stock from the cashless exercise. Milfam I, L.P. received a total of 716,484 net shares of common stock from the cashless exercise. A third accredited investor received a total of 32,610 net shares of common stock from the cashless exercise. The warrants had exercise prices of $1.60 per share (471,628 net shares), $3.00 per share (701,388 net shares) and $2.90 per share (292,562 net shares).

Subsequent to March 31, 2012, the Company received advances from certain stockholders aggregating $220,000 which has been repaid as of the date of this report.

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

Results of Operations

The three months ended March 31, 2012 compared to the three months ended March 31, 2011

	The three months ended March 31, 2012	% of Revenue	The three months ended March 31, 2011	% of Revenue

Revenue	$3,153,607	100.0%	$2,284,552	100.0%
Cost of sales	1,704,647	54.1%	1,298,143	56.8%
Gross profit	1,448,960	45.9%	986,409	43.2%
Selling, general & administrative expenses	2,684,478	85.1%	1,953,698	85.5%
Loss from operations	(1,235,518)	(39.2)%	(967,289)	(42.3)%
Interest income	2,548	0.1%	1,162	0.1%
Interest expense	(317,342)	(10.1)%	(105,152)	(4.6)%
Net loss	$(1,550,312	(49.2)%	$(1,071,279)	(46.9)%

Revenue

	The three months ended March 31, 2012	% Change	The three months ended March 31, 2011
Total revenue	$3,153,607	38.0%	$2,284,552
Total average net sales per order	$52.47	(5.6)%	$55.58

Revenues for the three months ended March 31, 2012 grew to $3,153,607 from $2,284,552 for the three months ended March 31, 2011. Revenues increased for the three months ended March 31, 2012 compared to the prior year as a result of an increase in order volume.  This increase is due primarily to a sharp increase in prescription products and an increase in both over the counter products and freight revenue. During the three months ended March 31, 2012, revenues from the Hocks acquisition totaled $597,279 compared to the three months ended March 31, 2011 of $636,204. The $869,055 increase in revenues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due primarily to increased advertising.

Another indicator of increased business activity was that our website attracted over 1,087,853 visits with over 3,541,872 pageviews during the three months ended March 31, 2012 compared to 837,020 visits and 2,901,173 pageviews during the three months ended March 31, 2011.

Cost of Sales and Gross Margin

	The three months ended March 31, 2012	% Change	The three months ended March 31, 2011
Total cost of sales	$1,704,647	31.3%	$1,298,143
Total gross profit dollars	$1,448,960	46.9%	$986,409
Total gross margin percentage	45.9%	2.7%	43.2%

Total cost of sales increased to $1,704,647 for the three months ended March 31, 2012 as compared to $1,298,143 for the three months ended March 31, 2011 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 43.2% for the year ended March 31, 2011 to 45.9% for the three months ended March 31, 2012. The increase in gross profit margins was due primarily to the product mix shifting to primarily prescription drugs sales compared to over the counter products.

Selling, General and Administrative Expenses

	The three months ended March 31, 2012	% Change	The three months ended March 31, 2011
Selling, general and administrative expenses	$2,684,478	37.4%	$1,953,698
Percentage of revenue	85.1%	(0.4)%	85.5%

Selling, general and administrative expenses increased by $730,780 in the three months ended March 31, 2012 compared to the same period in 2011, an increase of 37.4%.  During the three months ended March 31, 2012, expense increases were due primarily to increased headcount and salary related expenses of $94,562 and increases of approximately $490,642 for advertising, credit card fees, finance charge, promotional, shipping and fulfillment and professional expenses compared to the three months ended March 31, 2011. In addition, the following expenses increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011: (a) $259,409 for non-cash stock based compensation expense compared to $211,713, (b) and depreciation and amortization expenses of $111,851 compared to $71,008.

Other income (expense)

	The three months ended March 31, 2012	% Change	The three months ended March 31, 2011
Interest income	2,548	119.2%	1,162
Interest expense	317,342	201.8%	105,152

Interest expense increased from $105,152 in the three months ended March 31, 2011 to $317,342 in the three months ended March 31, 2012, primarily due to the recognition of the non-cash accretion of debt discount for the three months ended March 31, 2012 of $215,711 compared to $86,775 for the same period in 2011. Contractual loan interest expense increased from $101,631 for the three months ended March 31, 2012 compared to $18,377 in the three months ended March 31, 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

            Liquidity and Capital Resources

As of March 31, 2012, the Company had negligible cash and a working capital deficit of $4,479,571.  During the three months ended March 31, 2012, the Company generated revenue of $3,153,607 and a net loss of $1,550,312.  For the three months ended March 31, 2012, cash flows included net cash used in operating activities of $177,395, net cash used in investing activities of $81,043 and net cash provided by investing activities of $258,401.

Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.  Our sources and uses of funds during this period were as follows:

For the three months ended March 31, 2012, cash flows included net cash used in operating activities of $177,395.  The primary reason for the use of cash was due to the increase in net loss for the period for the expansion of the Company’s operating expenses to support increased revenues offset in part by accounts payable-trade of $550,400, stock-based compensation of $259,409, amortization of deferred debt discount of $215,711, and accrued expenses and other current liabilities of $84,793. Management believes that during the current year with the organic growth that the losses will decline, although there can be no such assurance.

For the three months ended March 31, 2012, net cash used in investing activities was $81,043. For the three months ended March 31, 2011, net cash used in investing activities was $221,407.

For the three months ended March 31, 2012, net cash provided by financing activities was $258,401, due primarily to advances from certain stockholders of $375,000, of which $63,812 has been repaid to certain stockholders and proceeds from shares issued of $125,000 offset in part by capital lease payments of $22,131 and a cash overdraft of $155,656. For the three months ended March 31, 2011, no cash was provided by financing activities.

Management believes that the Company has taken certain steps to improve its operations and cash flows, including improved inventory management and an increase in the number of suppliers. The acquisition of Hocks.com in February 2011 should continue to improve the operating productivity and efficiency of the Company’s expenditures for selling, general and administrative activities during 2012.  Management believes that this plan will be successful, but there are no such assurances.

Subsequent to March 31, 2012, the Company received advances from certain stockholders aggregating $220,000 which has been repaid as of the date of this report and the repayment of employee advances aggregating $235,000. In addition, the Company received proceeds from the sale of common stock in the amount of $300,004 and from the exercise of stock options in the amount of $26,662. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Notwithstanding the foregoing, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements. Our significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts.

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

We account for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, for all stock-based payment awards is based on the estimated grant-date fair value. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. During the period ended June 30, 2011 and prior periods, the fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data existed to estimate the volatility using the Company’s own historical stock prices.  Beginning July 2011, we began to use the historical trading prices of its own common stock as a component in the calculation of an estimated volatility figure to determine the fair value of stock-based payment awards using the Black-Scholes model. Management determined this assumption to be a better indicator of value. We account for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of March 31, 2012 our disclosure controls and procedures were not effective.

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

As of December 31, 2011, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and identified the material weaknesses described below. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the Review.  As of March 31, 2012, management has concluded that the material weaknesses it identified, continued to exist and that the Company’s internal control over financial reporting was not effective as of March 31, 2012. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of March 31, 2012 are as follows:

•
We did not develop appropriate accounting policies and procedures, including the review and supervision, for all necessary areas and did not effectively communicate our existing policies to our employees.

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under OTCQB or SEC requirements.

•	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

•	We did not have effective controls over disbursements to assure that disbursements were properly authorized and recorded.

•
We did not maintain a fully integrated financial consolidation and reporting system throughout the year and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

•	We did not appropriately segregate employees’ duties in connection with the review and approval of certain transactions, reconciliations and other processes in day-to-day operations.

•	We did not have effective policies and procedures to ensure that senior management and the Board of Directors would receive timely information about related party transactions.

Plans For Remediation of Material Weaknesses

We are in the process of implementing changes to strengthen our internal controls.  We are in the process of developing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2012.  Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company removed one member of the accounting staff who was determined not to have sufficient accounting expertise, and the Company planned to (i) hire a full-time Chief Financial Officer who will be on-site throughout the year and (ii) hire two additional full-time accounting personnel during 2012. As of August 20, 2012, the Company has engaged one of the two additional accounting personnel.  To address the material weakness arising from inadequate control over disbursements, the Company has canceled certain credit cards, limited the number of personnel with authority over the Company's bank accounts and is in the process of revising its policies and procedures for review and approval of employee disbursements and expenses.  The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve the integration of its financial consolidation and reporting system.  Where appropriate, the Company is receiving advice and assistance from the third-party experts as it implements and refines its remediation plan.

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

           Changes in Internal Control Over Financial Reporting

           There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2012, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. The Company believes that the implementation of plans for remediation of material weaknesses, referenced in the above section, will have additional benefits of improving internal controls over financial reporting. The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. As discussed above, subsequent to March 31, 2012, the Company hired temporary personnel and a consulting group to assist with its financial reporting process.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2012, the Company issued 11,112 shares of common stock at a per share price of $4.50 to one accredited investor in a private offering. The sale of the common stock was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On August 10, 2012, the Company issued an aggregate of 22,222 shares of common stock at a per share price of $4.50 to two accredited investor in a private offering. The sale of the common stock was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this quarterly report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 5, 2012

HEALTHWAREHOUSE.COM, INC.

By:  /s/ Lalit Dhadphale
    Lalit Dhadphale
    President and Chief Executive Officer
    (principal executive officer)

By: /s/  Patrick E. Delaney
    Patrick E. Delaney
    Chief Financial Officer and Treasurer
    (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

_________________

*  filed herewith