Form 10-Q
period 2012-06-30
HealthWarehouse.com, Inc.
filed 2012-12-31
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-13117

HealthWarehouse.com, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2413505
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

7107 Industrial Road, Florence, Kentucky	41042
(Address of Principal Executive Offices)	(Zip Code)

(513) 618-0911
(Registrant’s Telephone Number, Including Area Code)

___________________________________________________________________________
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

There were 11,851,185 shares of Common Stock outstanding as of December 21, 2012.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets
Cash	$179	$40
Accounts receivable, net	175,719	220,626
Inventories - finished goods, net	527,019	553,897
Employee advances	160,466	298,707
Prepaid expenses and other current assets	43,938	54,480

Total current assets	907,321	1,127,750

Property and equipment, net	840,827	943,849
Intangible assets, net of accumulated amortization
of $196,445 and $90,794 as of June 30, 2012 and
December 31, 2011, respectively	496,890	602,541

Total Assets	$2,245,038	$2,674,140

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable - trade	$2,407,713	$1,547,657
Accounts payable - related parties	10,093	14,209
Cash overdraft	193,254	239,567
Accrued expenses and other current liabilities	621,011	549,011
Current portion of equipment leases payable	45,871	3,346
Convertible notes, net of deferred debt discount
of $110,155 and $275,388 as of June 30, 2012 and
December 31, 2011, respectively	889,845	724,612
Notes payable, net of deferred debt discount of
$310,552 and $--, as of June 30, 2012 and
December 31, 2011, respectively	1,689,448	--
Note payable and other advances - from stockholders	775,000	453,812

Total Current Liabilities	6,632,235	3,532,214

Long-Term Liabilities
Notes payable, net of deferred debt discount of
$-- and $576,741 as of June 30, 2012 and
December 31, 2011, respectively	--	1,423,259
Long-term portion of equipment leases payable	191,568	9,201

Total Liabilities	6,823,803	4,964,674

Commitments and Contingencies

Redeemable Preferred Stock - Series C; net of
discount $247,774 and $433,606 as of June 30, 2012
and December 31, 2011, respectively; par value $.001
per share; authorized 1,000,000 shares; 10,000 shares
designated Series C: 10,000 issued and outstanding as of
June 30, 2012 and December 31, 2011(aggregate
liquidation preference $1,000,000)	$752,226	$566,394

Stockholders' Deficiency
Preferred Stock - par value $.001 per share; authorized
1,000,000 shares; issued and outstanding as of
June 30, 2012 and December 31, 2011, as follows:
Convertible preferred stock - Series A -200,000 shares
designated Series A; no shares issued and outstanding	--	--
Convertible preferred stock - Series B -625,000
shares designated Series B; 394,685 and 368,862
shares issued and outstanding, respectively
(aggregate liquidation preference $3,729,773)	395	369
Common stock - par value $.001 per share; authorized
50,000,000 shares; 12,889,489 and 11,283,830 shares
issued, respectively and 11,710,277 and 10,104,618
shares outstanding, respectively	12,889	11,284
Additional paid-in capital	16,104,005	15,110,343
Treasury stock, at cost, 1,179,212 shares as of
June 30, 2012 and December 31, 2011, respectively	(3,419,715)	(3,419,715)
Accumulated deficit	(18,028,565)	(14,559,209)

Total Stockholders' Deficiency	(5,330,991)	(2,856,928)

Total Liabilities and Stockholders' Deficiency	$2,245,038	$2,674,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30,
	2012	2011	2012	2011

Net Sales	$2,997,326	$2,519,721	$6,150,933	$4,804,273

Cost of Sales	1,515,608	1,404,192	3,220,255	2,702,335

Gross Profit	1,481,718	1,115,529	2,930,678	2,101,938

Operating Expenses:
Selling, general and administrative expenses	2,824,358	2,116,736	5,508,836	4,070,434

Loss from Operations	(1,342,640)	(1,001,207)	(2,578,158)	(1,968,496)

Other Income (Expense):
Other income	1,210	1,635	3,758	2,797
Interest expense	(261,240)	(100,522)	(578,582)	(205,674)

Total Other Expense	(260,030)	(98,887)	(574,824)	(202,877)

Net Loss	$(1,602,670)	$(1,100,094)	$(3,152,982)	$(2,171,373)

Preferred Stock:
Series B convertible contractual dividends	(65,271)	(61,000)	(130,542)	(122,000)
Series C redeemable deemed dividends	(92,916)	--	(185,832)	--

Loss Attributable to Common Stockholders	$(1,760,857)	$(1,161,094)	$(3,469,356)	$(2,293,373)

Per Share Data:
Net loss per common share - basic and diluted	$(0.15)	$(0.10)	$(0.31)	$(0.21)
Contractual dividends	(0.01)	(0.01)	(0.01)	(0.01)
Deemed dividends	(0.01)	-	(0.02)	-
Net loss attributable to common stockholders per
share - basic and diluted	$(0.17)	$(0.11)	$(0.34)	$(0.22)

Weighted Average Number of Common Shares
Outstanding - basic and diluted	10,378,713	10,597,125	10,229,003	10,542,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(3,152,982)	$(2,171,373)
Adjustments to reconcile net loss to net cash used
in operating activities:
Provision for doubtful accounts	10,521	30,000
Depreciation and amortization	179,647	126,127
Stock-based compensation	549,630	425,193
Amortization of deferred debt discount	431,422	169,391
Changes in operating assets and liabilities:
Accounts receivable	34,386	(139,154)
Inventories - finished goods	26,878	(104,327)
Prepaid expenses and other current assets	10,542	(21,532)
Accounts payable - trade	1,120,686	455,102
Accounts payable - related parties	(4,116)	330,450
Accrued expenses and other current liabilities	211,438	(106,557)

Net Cash Used in Operating Activities	(581,948)	(1,006,680)

Cash Flows from Investing Activities
Acquisition of Hocks.com assets	--	(200,000)
Employee advances	138,241	(6,142)
Proceeds from the return of property and equipment	--	15,732
Acquisition of property and equipment	--	(88,606)

Net Cash Provided by (Used in) Investing Activities	138,241	(279,016)

Cash Flows from Financing Activities
Principal payments on equipment leases payable	(32,691)	--
Proceeds from issuance of common stock	175,000	--
Cash overdraft	(46,313)	--
Proceeds from exercise of common stock options	26,662
Proceeds from notes payable and other advances -
from stockholders	605,000	--
Repayment of notes payable and other advances -
from stockholders	(283,812)	--

Net Cash Provided by Financing Activities	$443,846	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2012	2011

Net increase (decrease) in cash	$139	$(1,285,696)

Cash - Beginning of Period	40	1,397,583

Cash - End of Period	$179	$111,887

Cash paid for:
Interest	$21,491	$9,117
Taxes	$--	$--

Non-Cash Investing and Financing Activities
Conversion of convertible notes into common stock	$--	$225,000
Exchange of common stock to acquire assets of
Hocks.com	$--	$693,335
Issuance of series B preferred stock for settlement
of accrued dividends	$244,001	$33,992
Cashless exercise of options into common stock	$93	$--
Cashless exercise of warrants into common stock	$1,465	$14
Accrued dividends	$130,542	$122,000
Reclassification of accounts payable - trade to
equipment leases payable	$257,583	$--
Deemed dividend - redeemable series C preferred stock	$185,832	$--

Purchase Price Allocation:
Current assets - inventory	$--	$200,000
Customer relationships	$--	$693,335
Net fair value of assets acquired/total purchase price	$--	$893,335

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for certain financial information and the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, the condensed consolidated balance sheet as of June 30, 2012 and the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, have been prepared by the Company without being audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s condensed consolidated financial position, results of operations and cash flows at June 30, 2012 not misleading have been made. The condensed consolidated results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results that would be expected for the full year or any other interim period.

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

2.    Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through product sales to customers, debt and equity financing agreements, and advances from stock holders. As of June 30, 2012 and December 31, 2011, the Company had negligible cash and working capital deficiency of $5,724,914 and $2,404,464, respectively.  For the six months ended June 30, 2012, cash flows included net cash used in operating activities of $581,948, net cash provided by investing activities of $138,241 and net cash provided by financing activities of $443,846. Additionally, all of the Company’s outstanding convertible notes payable mature at the end of December 2012 and outstanding notes payable mature in January 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2012, the Company received advances of $605,000 from certain stockholders and repaid $283,812 of such advances. Such advances are due on demand and are non-interest bearing. In addition, the Company received $175,000 in cash for common stock and $26,662 in cash in connection with the exercise of common stock options, which has been included on the condensed consolidated balance sheet at June 30, 2012. Subsequent to June 30, 2012, the Company received proceeds from the sale of common stock in the amount of $350,004 and advances from members of management in the amount of approximately $168,000.  The Company recognizes it will need to raise additional capital in order to reduce its debt, potentially renegotiate debt terms and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, and the valuation of equity instruments and debt discounts.

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

	June 30, 2012	June 30, 2011

Options	2,025,475	2,192,311
Warrants	562,846	1,896,590
Series B Convertible Preferred Stock	1,973,427	1,844,312
Convertible Promissory Notes	529,100	529,100
Totals	5,090,848	6,462,313

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. During the period ended June 30, 2011 and prior periods, the fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data existed to estimate the volatility using the Company’s own historical stock prices.  Beginning in July 2011, the Company began to use the historical trading prices of its own common stock as a component in the calculation of an estimated volatility figure to determine the fair value of stock-based payment awards using the Black-Scholes model. Management determined this assumption to be a better indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107.

Stock-based compensation was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $290,221 and $213,479, for the three months ended June 30, 2012 and 2011, respectively and $549,630 and $425,193 for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, stock compensation of approximately $2,300,000 remains unamortized and is being amortized over the weighted average remaining period of 1.47 years.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values ranges as follows:

	For the Three and Six Months Ended June 30, 2012	For the Three and Six Months Ended June 30, 2011
Risk-free interest rate	1.04%	2.72%
Dividend yield	N/A	N/A
Expected volatility	172.2%	55.2%
Expected life in years	6.00	6.00

4. Stockholders’ Deficiency

Common Stock

During the six months ended June 30, 2012, the Company entered into securities purchase agreements with investors for the purchase of an aggregate of $175,000 for 38,891 shares of common stock at $4.50 per share.

Preferred Stock

On January 1, 2012, the Company issued 25,823 shares of Series B convertible preferred stock valued at $244,001 to the Series B convertible preferred stock owners as payment in kind for dividends. In connection with the outstanding preferred stock, during the three and six months ended June 30, 2012, the Company recorded $65,271 and $130,542 as contractual dividends and $92,916 and $185,832 as deemed dividends, respectively.

Stock Options

On January 6, 2012, the Company’s Chief Financial Officer was issued 92,858 shares of common stock per a cashless exercise of a stock option with an exercise price of $0.80 to purchase 105,450 shares of common stock.

On March 30, 2012, the Company granted four Directors options to purchase an aggregate of 60,000 shares of common stock under a previously approved plan with an exercise price of $6.99, which is the approximate fair market value of a share of common stock on the grant date.  The options have an aggregate grant date fair value of $391,028, vest over a three year period and have a term of ten years.

On March 30, 2012, the Company granted employees options to purchase an aggregate of 30,000 shares of common stock under a previously approved plan with an exercise price of $6.99, which is the approximate fair market value of a share of common stock on the grant date. The options have an aggregate grant date fair value of $195,514, vest over a three year period and have a term of ten years.

On May 7, 2012, the Company received $26,662 in proceeds from the exercise of options to purchase 4,166 shares of the common stock at $2.80 per share and 4,166 shares of common stock at $3.60 per share.

 Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2012	2,165,925	$2.89	6.25	-
Granted	90,000	$6.99	--	-
Expired	--	--	--	-
Canceled	(116,668)	$3.97	--	-
Exercised	(113,782)	$0.98	--	-
Options outstanding at June 30, 2012	2,025,475	$3.12	5.97	$6,503,113
Options exercisable at June 30, 2012	866,308	$2.28	5.36	$3,484,812

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 – 2.00	253,475	5.05	$0.92	244,684	$0.93
$2.00 – 6.99	1,772,000	6.13	$3.43	621,624	$2.81
$0.80 – $6.99	2,025,475	5.97	$3.11	866,308	$2.28

Warrants

During the six months ended June 30, 2012, the Company issued an aggregate of 1,465,578 shares of common stock to three holders of warrants who elected to exercise 2,353,744 warrants on a “cashless” basis under the terms of the warrants. The warrants had exercise prices of $1.60 per share (471,628 net shares), $3.00 per share (701,388 net shares) and $2.90 per share (292,562 net shares).

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2012	2,916,590	$2.67	4.00	-
Granted	--	--	--	-
Expired	--	--	--	-
Canceled	--	--	--	-
Exercised	(2,353,744)	$2.61	--	-
Warrants outstanding at June 30, 2012	562,846	$2.94	4.42	$1,909,392
Warrants exercisable at June 30, 2012	312,846	$2.91	4.43	$1.089,392

5. Commitments and Contingent Liabilities

Operating Leases

The Company’s leasehold interest in its office and warehouse space was subject to a mechanic’s lien in favor of the contractor that assisted with the construction of the facility. The amount the Company owed to the contractor was in dispute. On June 14, 2012, the Company reached a written settlement and agreed to pay the contractor the total amount of $189,000 in three equal installments. As of June 30, 2012, $63,000 is included in accounts payable. Such amount was paid on November 2, 2012. The Company received a general release and release of mechanic’s lien from the contractor.

During the three months ended June 30, 2012 and 2011, the Company recorded rent expense of $46,307 and $51,195, respectively, and for the six months ended June 30, 2012 and 2011, $98,764 and $94,440, respectively.

Equipment  Leases

At December 31, 2011, the Company had $257,583 included in Accounts Payable - Trade relating to certain equipment acquired. In January 2012, the Company renegotiated the terms of the payable into a lease agreement for the same equipment. The lease term is five years with a principal amount of $257,583 and an effective interest rate of 14.7% per annum.

Future minimum lease payments, by year and in the aggregate, under equipment leases, which includes capital leases, as of June 30, 2012, are as follows:

For year ending December 31,	Amount

2012	$38,365
2013	76,757
2014	76,727
2015	75,892
2016	48,949
Total	316,690

Less: amount representing interest	79,250

Present value of future minimum lease payments	$237,440

As of June 30, 2012, the equipment has a net book value of $291,660. Depreciation of assets held under capital leases in the amount of $5,094 and $10,188 is included in depreciation expense for the three and six months ended June 30, 2012, respectively.

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

On February 9, 2012, two of our former shareholders, Rock Castle Holdings, LLC and Jason Smith (“Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we have breached the terms of certain incentive options we granted to them in connection with our now-terminated oral consulting arrangements with them, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our common stock at an exercise price of $2.00 per share in December 2011 (the "Rock Castle Litigation").  Plaintiffs have requested that the court require us to permit the exercise of the 233,332 options, and in the alternative, award damages in the amount of $2,086,000.  We believe the Plaintiffs’ claims are without merit and that their damages figure is overstated and unsupported by the law applicable to the case.  On March 13, 2012, the Company moved to dismiss the Rock Castle Litigation.  On June 6, 2012, the Court of Common Pleas informed the parties that our motion to dismiss would be denied in its entirety if the Plaintiffs make certain amendments to the Complaint.  Plaintiff  made those amendments on June 12, 2012.  On July 19, 2012 the Company filed a counterclaim against the Plaintiffs.  On July 24, 2012, the Company filed a complaint against Dennis Smith, alleging that Mr. Smith breached a contract with the Company whereby he agreed to provide certain services to the Company in exchange for Company stock.  This action was consolidated with the Rock Castle Litigation.   On October 9, 2012, Dennis Smith moved to dismiss the claims asserted against him.  On December 6, 2012, the Court of Common Pleas denied Dennis Smith's motion to dismiss.  Discovery is proceeding as to all claims.

On March 2, 2012, a former contractor of the Company’s filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that, among other things, the Company failed to pay amounts due on certain credit cards that were issued in plaintiff’s name but for which the Company agreed to assume financial responsibility.  Although the Company denies any responsibility for the payments owed, the Company resolved this dispute by entering into a settlement agreement with the plaintiff, and the suit was voluntarily dismissed on May 30, 2012. The settlement amount of $31,321 was paid as of June 30, 2012.

On November 5, 2012, HD Smith, Inc., one of the Company’s vendors, (“Plaintiff”) filed a complaint against the Company alleging that it breached its vendor credit agreement.   The Plaintiff is seeking damages of $170,316 plus pre-judgment interest and attorneys’ fees. The Company is currently evaluating the claim and the outcome of this matter cannot be predicted at this time. As of June 30, 2012, the Company has approximately $112,000 included in Accounts Payable – Trade representing the amounts due to the Plaintiff for product acquired through that date. No additional provision has been made as of June 30,2012 relating to this matter.

On October 9, 2012, American Express Travel Related Services Company, Inc. brought legal action against the Company in the Boone County, Kentucky Circuit Court. The action seeks to recover the unpaid balance on a credit card account in the amount of $87,028.95, plus interest and costs. The Company has not yet filed an answer in this action, but intends to attempt to resolve this dispute. As of June 30, 2012, this amount is included in Accounts Payable - Trade.

 In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Currently, the Company is not involved in any such matters.

6.   Concentrations

During the three months ended June 30, 2012, two vendors represented 26% and 21% of total purchases. During the six months ended June 30, 2012, two vendors represented 33% and 14% of total purchases.

As of June 30, 2012, one vendor represented 16% of total accounts payable.

As of June 30, 2011, three customers represented 59.4%, 25.1%, and 11.8% of total accounts receivable.

7.     Related Party Transactions

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns approximately 12% of the Company’s common stock received advances from the Company in various forms.  Through June 30, 2012, such advances totaled $388,967 including interest, and as of June 30, 2012, the outstanding balance of these advances was $160,466.  The Company also provided fulfillment services at no charge to a business partly owned by a member of his household through September 30, 2012.  The Company’s Board of Directors determined that not all of these advances were approved in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system. As a result, the Company was not able to monitor the outstanding amount of these advances on a continuous basis.   In April 2012, this employee voluntarily resigned from the Company.  Principal repayments towards the outstanding advances aggregating $235,000 have been made through June 30, 2012. The individual agreed to repay the remaining balance by September 30, 2012 with interest based on prime rate on the first business day of the calendar quarter, and provided security for his repayment obligation. The remaining balance has not been paid in full t

On October 31, 2012, the Company entered into a letter agreement (the “Series C Letter”) relating to its Series C Preferred Stock with New Atlantic Venture Fund III, L.P., New Atlantic Entrepreneur Fund III, L.P. and NAV Managers Fund, LLC (together, “New Atlantic”).  New Atlantic and its affiliates beneficially own 10,000 shares of the Company’s Series C Preferred Stock, which is all the outstanding shares of such stock, and approximately 22.45% of the Company’s common stock, on a fully diluted basis. Pursuant to the Series C Letter, New Atlantic has agreed to exchange (the “Exchange”) all its shares of Series C Preferred Stock for common stock of the Company if (i) the Company receives at least $4 million in proceeds from qualifying private placements of common stock (as defined) on or prior to December 31, 2012 (the “Private Placements”) and (ii) all the Company’s 7% Senior Secured Convertible Promissory Notes due December 31, 2012 and all the Company’s 7% Senior Secured Promissory Notes due January 15, 2013 cease to be outstanding, and have not been replaced with other debt securities, other than debt securities issued to lenders approved by New Atlantic. If the Exchange occurs, for each share of Series C Preferred it exchanges, New Atlantic will receive a number of shares of common stock equal to $100 divided by the weighted average price of the shares of common stock sold in the Private Placements.

During the six months ended June 30, 2012, the Company received and repaid advances of $605,000 and $283,812, respectively, from certain stockholders. Such advances are due on demand and are non-interest bearing.

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

During the three and six months ended June 30, 2011, the Company recognized $70,998 and $1,367,202 of revenue generated by Hocks.com.

The following table presents the unaudited pro-forma combined results of operations of the Company and Hocks.com for the six months ended June 30, 2011 as if Hocks.com had been acquired at the beginning of that period.

For the six months ended June 30, 2011
(unaudited)

Revenue	$5,138,227

Net loss	$(2,178,570

Pro-forma basic and diluted net loss per common share	$(0.20)

Weighted average common shares outstanding – basic and diluted	10,583,826

9. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued.

Subsequent to June 30, 2012, the Company granted employees options to purchase an aggregate of 76,000 shares of common stock with an exercise price of $4.95 for a total value of $359,609. The options vest over a three year period and have a term of ten years.

Subsequent to June 30, 2012, the Company granted its chief financial officer options to purchase 250,000 shares of common stock with an exercise price of $4.95 for a total value of $1,182,925. The options vest over a three year period and have a term of ten years.

Subsequent to June 30, 2012, the Company received an aggregate of $350,004 for the purchase of 77,779 shares of common stock at a per share price of $4.50.

Subsequent to June 30, 2012, the Company granted warrants to a consultant to purchase 30,000 common shares at an exercise price of $4.95.

Subsequent to June 30, 2012, the Company’s former Chief Financial Officer exercised options to purchase 63,129 shares of common stock under the Company’s 2009 Incentive Compensation Plan, at an exercise price of $0.80 per share for 14,676 shares, and $2.50 per share for 48,453 shares.

Subsequent to June 30, 2012, the Company accrued approximately $168,000 in connection with the reimbursement of corporate expenses paid by the Chief Executive Officer and Chief Financial Officer on behalf of the Company.

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

Results of Operations

The three months ended June 30, 2012 compared to the three months ended June 30, 2011
	The three months ended June 30, 2012	% of Revenue	The three months ended June 30, 2011	% of Revenue

Revenue	$2,997,326	100.0%	$2,519,721	100.0%
Cost of sales	1,515,608	50.6%	1,404,192	55.7%
Gross profit	1,481,718	49.4%	1,115,529	44.3%
Selling, general & administrative expenses	2,824,358	94.2%	2,116,736	84.0%
Loss from operations	(1,342,640)	(44.8)%	(1,001,207)	(39.7)%
Other income	157	0.0%	-	-%
Interest income	1,053	0.0%	1,635	0.1%
Interest expense	(261,240)	(8.7)%	(100,522)	(4.0)%
Net loss	$(1,602,670)	(53.5)%	$(1,100,094)	(43.7)%

Revenue

	The three months ended June 30, 2012	% Change	The three months ended June 30, 2011
Total revenue	$2,997,326	19.0%	$2,519,721
Total average net sales per order	$53.98	0.5%	$53.69

Revenues for the three months ended June 30, 2012 grew to $2,997,326 from $2,519,721 for the three months ended June 30, 2011. Revenues increased for the three months ended June 30, 2012 compared to the prior year as a result of an increase in order volume.  This increase is due primarily to a sharp increase in prescription products, offsetting a decline in over the counter products and freight revenue. During the three months ended June 30, 2012, prescription and OTC revenue totaled $1,710,607 and $1,200,183, respectively, compared to $1,165,174 and $1,270,189, respectively for the three months ended June 30, 2011. During the three months ended June 30, 2012, revenues from the Hocks acquisition totaled $447,448 compared to the three months ended June 30, 2011 of $730,999.

During the three months ended June 30, 2012, our websites attracted over 856,274 visits with over 3,001,860 pageviews compared to 876,384 visits and 3,252,290 pageviews during the three months ended June 30, 2011. The decrease in activity is due to lower advertising expenses.

Cost of Sales and Gross Margin

	The three months ended June 30, 2012	% Change	The three months ended June 30, 2011
Total cost of sales	$1,515,608	7.9%	$1,404,192
Total gross profit dollars	$1,481,718	32.8%	$1,115,529
Total gross margin percentage	49.4%	5.1%	44.3%

Total cost of sales increased to $1,515,608 for the three months ended June 30, 2012 as compared to $1,404,192 for the three months ended June 30, 2011 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 44.3% for the three months ended June 30, 2011 to 49.4% for the three months ended June 30, 2012. The increase in gross profit margins was due primarily to greater increase in prescription drugs sales, which have higher margins, compared to over the counter products, as well as increases in freight revenue.

Selling, General and Administrative Expenses

	The three months ended June 30, 2012	% Change	The three months ended June 30, 2011
Selling, general and administrative expenses	$2,824,358	33.4%	$2,116,736
Percentage of revenue	94.2%	10.2%	84.0%

Selling, general and administrative expenses increased by $707,622 in the three months ended June 30, 2012 compared to the same period in 2011, an increase of 33.4%.  During the three months ended June 30, 2012, expense increases were due primarily to increased legal expenses of $268,978, shipping expenses of $94,075, accounting expenses of $90,762, salary-related expenses of $67,639, and health insurance expenses of $63,995 compared to the three months ended June 30, 2011. In addition, the recognition of the following expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011: (a) $290,221 for non-cash stock based compensation expense compared to $213,479, (b) and depreciation and amortization expenses of $67,795 compared to $55,120. We expect that our selling, general and administrative expenses will decrease in future periods as we anticipate our legal and professional fees will go down.

Other income (expense)

	The three months ended June 30, 2012	% Change	The three months ended June 30, 2011
Other income	$1,210	(26.0)%	$1,635
Interest expense	$(261,240)	159.9%	$(100,522)

Interest expense increased from $100,522 in the three months ended June 30, 2011 to $261,240 in the three months ended June 30, 2012, primarily due to the recognition of the non-cash accretion of debt discount for the three months ended June 30, 2012 of $215,711 compared to $82,616 for the same period in 2011. Contractual loan interest expense increased to $45,529 for the three months ended June 30, 2012 compared to $17,906 in the three months ended June 30, 2011, mainly due to increases in the average outstanding balances of our convertible notes payable and notes payable.

The six months ended June 30, 2012 compared to the six months ended June 30, 2011
	The six months ended June 30, 2012	% of Revenue		The six months ended June 30, 2011	% of Revenue

Revenue	$6,150,933	100.0%		$4,804,273	100.0%
Cost of sales	3,220,255	52.4%		2,702,335	56.2%
Gross profit	2,930,678	47.6%		2,101,938	43.8%
Selling, general & administrative expenses	5,508,836	89.6%		4,070,434	84.7%
Loss from operations	(2,578,158)	(41.9	) %	(1,968,496)	(41.0)%
Other income	157	0.0%		-	-%
Interest income	3,601	0.1%		2,797	0.1%
Interest expense	(578,582)	(9.4	) %	(205,674)	(4.3)%
Net loss	$(3,152,982)	(51.3	) %	$(2,171,373)	(45.2)%

Revenue
	The six months ended June 30, 2012	% Change	The six months ended June 30, 2011
Total revenue	$6,150,933	28.0%	$4,804,273
Total average net sales per order	$53.19	(13.5)%	$61.50

Revenues for the six months ended June 30, 2012 grew to $6,150,933 from $4,804,273 for the six months ended June 30, 2011. Revenues increased for the six months ended June 30, 2012 compared to the prior year as a result of an increase in order volume. This increase is due primarily to a sharp increase in prescription products and an increase in both over the counter products and freight revenue supported by continued recurring prescription sales. During the six months ended June 30, 2012, prescription and OTC revenue totaled $3,395,943 and $2,527,476, respectively, compared to $2,195,371 and $2,475,951, respectively for the six months ended June 30, 2011.During the six months ended June 30, 2012, revenues from the Hocks acquisition totaled $1,044,727 compared to the six months ended June 30, 2011 of $1,367,202.

During the six months ended June 30, 2012, our website attracted over 2,139,185 visits with over 7,088,673 pageviews compared to 1,993,092 visits and 7,004,273 pageviews during the six months ended June 30, 2011. The decrease in activity is due to lower advertising expenses.

Cost of Sales and Gross Margin

	The six months ended June 30, 2012	% Change	The six months ended June 30, 2011
Total cost of sales	$3,220,255	19.2%	$2,702,335
Total gross profit dollars	$2,930,678	39.4%	$2,101,938
Total gross margin percentage	47.6%	3.8%	43.8%

Total cost of sales increased to $3,220,255 for the six months ended June 30, 2012 as compared to $2,702,335 for the six months ended June 30, 2011 as a result of growth in order volume and revenue. Gross margin percentage increased year-over-year from 43.8% for the six months ended June 30, 2011 to 47.6% for the six months ended June 30, 2012. The increase in gross profit margins was due primarily to a greater increase in prescription drug sales, which have higher margins, compared to over the counter products as well as increases in freight revenue.

Selling, General and Administrative Expenses

	The six months ended June 30, 2012	% Change	The six months ended June 30, 2011
Selling, general and administrative expenses	$5,508,836	35.3%	$4,070,434
Percentage of revenue	89.6%	4.9%	84.7%

Selling, general and administrative expenses increased by $1,438,402 in the six months ended June 30, 2012 compared to the same period in 2011, an increase of 35.3%.  During the six months ended June 30, 2012, expense increases were due primarily to increases in shipping expenses of $308,877, legal expenses of $267,301, health insurance expenses of $148,823, advertising expenses of $118,724, and accounting expenses of $103,462 compared to the six months ended June 30, 2011. In addition, the recognition of the following expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011: (a) $549,630 for non-cash stock based compensation expense compared to $425,192, (b) and depreciation and amortization expenses of $179,646 compared to $126,128. We expect that our selling, general and administrative expenses will decrease in future periods as we anticipate our legal and professional fees will go down.

Other income (expense)

	The six months ended June 30, 2012	% Change	The six months ended June 30, 2011
Other income	$3,758	34.7%	$2,797
Interest expense	$(578,582)	181.3%	$(205,674)

Interest expense increased from $205,674 in the six months ended June 30, 2011 to $578,582 in the six months ended June 30, 2012, primarily due to the recognition of the non-cash accretion of debt discount for the six months ended June 30, 2012 of $431,422 compared to $169,391 for the same period in 2011. Contractual loan interest expense increased to $147,160 for the six months ended June 30, 2012 compared to $36,283 in the six months ended June 30, 2011, mainly due to increases in the average outstanding balances of our convertible notes payable and notes payable.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

            Liquidity and Capital Resources

As of June 30, 2012, the Company had negligible cash and a working capital deficit of $5,724,914.  During the six months ended June 30, 2012, the Company generated revenue of $6,150,933 and a net loss of $3,152,982.  For the six months ended June 30, 2012, cash flows included net cash used in operating activities of $581,948, net cash provided by investing activities of $138,241 and net cash provided by investing activities of $443,846. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

Since inception, the Company has financed its operations primarily through product sales to customers, and debt and private equity investments by existing stockholders, officers and directors.

Subsequent to June 30, 2012, the Company received proceeds from the sale of common stock in the amount of $350,004 and advances from members of management in the amount of approximately $168,000.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will be able to turn into a profitable position and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

For the six months ended June 30, 2012, cash flows included net cash used in operating activities of $581,948.  The primary reason for the use of cash was due to the increase in net loss for the period for the expansion of the Company’s operating expenses to support increased revenues offset in part by accounts payable-trade of $1,120,686, stock-based compensation of $549,630, amortization of deferred debt discount of $431,422, and accrued expenses and other current liabilities of $211,438. The increases in Accounts Payable – Trade and accrued expenses and other current liabilities were a result of the Company extending payables in order to preserve cash balances. For the six months ended June 30, 2011, cash flows included net cash used in operating activities of $1,006,680.  The primary reason for the use of cash was due to the increase in net loss for the period for the expansion of the Company’s headcount and operating expenses to support increased revenues which was offset by non-cash items of $750,711 and larger increases in accounts payable compared to increases in current assets.

For the six months ended June 30, 2012, net cash provided by investing activities was $167,267 related to net employee advances of $138,241. For the six months ended June 30, 2011, net cash used in investing activities was $279,016.

For the six months ended June 30, 2012, net cash provided by financing activities was $443,846, due primarily to advances from certain stockholders of $605,000, of which $283,812 has been repaid to certain stockholders and proceeds from common shares issued of $201,662 offset in part by capital lease payments of $32,691 and a cash overdraft of $46,313. For the six months ended June 30, 2011, no cash was provided by or used in financing activities.

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

We account for stock-based compensation in accordance with the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718, whereby all stock-based payment awards are based on the estimated grant-date fair value. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions including the expected life of the option. During the period ended June 30, 2011 and prior periods, the fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data existed to estimate the volatility using the Company’s own historical stock prices.  Beginning July 2011, we began to use the historical trading prices of its own common stock as a component in the calculation of an estimated volatility figure to determine the fair value of stock-based payment awards using the Black-Scholes model. Management determined this assumption to be a better indicator of value. We account for the expected life of options in accordance with the “simplified” method provisions of SEC Staff Accounting Bulletin (“SAB”) No. 110, which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of June 30, 2012 our disclosure controls and procedures were not effective.

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

As of December 31, 2011, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and identified the material weaknesses described below. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the Review.  As of June 30, 2012, management has concluded that the material weaknesses identified continue to exist and the Company’s internal control over financial reporting was not effective. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of June 30, 2012 are as follows:

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

•
We did not maintain a fully integrated financial consolidation and reporting system throughout the year and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce timely financial statements for external reporting purposes.

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

Plans For Remediation of Material Weaknesses

We are in the process of implementing changes to strengthen our internal controls.  We are in the process of developing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue through the remainder of 2012.  Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company removed one member of the accounting staff who was determined not to have sufficient accounting expertise, and the Company (i) hired a full-time Chief Financial Officer who will be on-site throughout the year and (ii) hired one additional full-time accountant during 2012. As of October 8, 2012, the Company has engaged a second accountant on a part-time basis.  To address the material weakness arising from inadequate control over disbursements, the Company has canceled certain credit cards, limited the number of personnel with authority over the Company's bank accounts and is in the process of revising its policies and procedures for review and approval of employee disbursements and expenses.  The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve the integration of its financial consolidation and reporting system.  Where appropriate, the Company is utilizing assistance from the third-parties as it implements and refines its remediation plan.

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

Changes in Internal Control Over Financial Reporting

           There were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2012, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. The Company believes that the implementation of plans for remediation of material weaknesses, referenced in the above section, will assist in improving internal controls over financial reporting.

On September 25, 2012, the Company replaced its former CFO with a full-time employee based in Florence, KY. As discussed above, subsequent to June 30, 2012, the Company has also hired temporary personnel to assist further with its financial reporting process.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2012, the Company issued 22,222 shares of common stock at a per share price of $4.50 to one accredited investor in a private offering. The sale of the common stock was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On October 18, 2012, the Company issued 11,111 shares of common stock at a per share price of $4.50 to Lynn Peppel, IRA, an affiliate of Cape Bear Partners, LLC, a more than 10% stockholder of the Company, in a private offering. The sale of the common stock was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On November 5, 2012, the Company issued 11,111 shares of common stock at a per share price of $4.50 to one accredited investor in a private offering. The sale of the common stock was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On December 5, 2012, the Company’s former Chief Financial Officer, Patrick E. Delaney, exercised options to purchase 63,129 shares of common stock under the Company’s 2009 Incentive Compensation Plan, at an exercise price of $0.80 per shares for 14,676 shares, and $2.50 per share for 48,453 shares.  The issuance of the common stock upon exercise of the options was made without registration in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

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

Dated:  December 28, 2012

HEALTHWAREHOUSE.COM, INC.

By: /s/ Lalit Dhadphale
  Lalit Dhadphale
  President and Chief Executive Officer
  (principal executive officer)

By: /s/ Eduardo Altamirano
  Eduardo Altamirano
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