Form 10-Q
period 2012-09-30
HealthWarehouse.com, Inc.
filed 2013-04-22
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

___________________________________________________________________
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

There were 24,819,770 shares of Common Stock outstanding as of April 15, 2013

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets
Cash	$3,308	$40
Accounts receivable, net	144,032	220,626
Inventories - finished goods, net	487,033	553,897
Employee advances	6,500	298,707
Prepaid expenses and other current assets	49,946	54,480

Total current assets	690,819	1,127,750

Property and equipment, net	804,424	943,849
Intangible assets, net of accumulated amortization
of $495,559 and $90,794 as of September 30, 2012 and
December 31, 2011, respectively	197,776	602,541

Total Assets	$1,693,019	$2,674,140

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable - trade	$2,779,489	$1,547,657
Accounts payable - related parties	36,210	14,209
Cash overdraft	168,412	239,567
Accrued expenses and other current liabilities	758,790	549,011
Current portion of equipment leases	47,466	3,346
Convertible notes, net of deferred debt discount
of $27,539 and $275,388 as of September 30, 2012 and
December 31, 2011, respectively	972,461	724,612
Notes payable, net of deferred debt discount of
$177,457 and $--, as of September 30, 2012 and
December 31, 2011, respectively	1,822,543	--
Note payable and other advances - from stockholders	765,000	453,812
Redeemable Preferred Stock - Series C (See Below)	1,000,000	--

Total Current Liabilities	8,350,371	3,532,214

Long-Term Liabilities
Notes payable, net of deferred debt discount of
$-- and $576,741 as of September 30, 2012 and
December 31, 2011, respectively	--	1,423,259
Long-term portion of equipment leases payable	179,146	9,201

Total Liabilities	8,529,517	4,964,674

Commitments and Contingencies

Redeemable Preferred Stock - Series C; net of
discount of $433,606 as of December 31, 2011,
respectively; par value $.001 per share;
authorized 1,000,000 shares; 10,000 shares
designated Series C: 10,000 issued and outstanding as of
September 30, 2012 and December 31, 2011(aggregate
liquidation preference $1,000,000)	$--	$566,394

Stockholders' Deficiency
Preferred Stock - par value $.001 per share; authorized
1,000,000 shares; issued and outstanding as of
September 30, 2012 and December 31, 2011, as follows:
Convertible preferred stock - Series A -200,000 shares
designated Series A; no shares issued and outstanding	--	--
Convertible preferred stock - Series B -625,000
shares designated Series B; 394,685 and 368,862
shares issued and outstanding, respectively
(aggregate liquidation preference $3,729,773)	395	369
Common stock - par value $.001 per share; authorized
50,000,000 shares; 12,945,046 and 11,283,830 shares
issued, respectively and 11,765,834 and 10,104,618
shares outstanding, respectively	12,945	11,284
Additional paid-in capital	16,622,908	15,110,343
Shares Issuable	50,000	--
Employee Advances (Collateralized Shares)	(155,217)	--
Treasury stock, at cost, 1,179,212 shares as of
September 30, 2012 and December 31, 2011, respectively	(3,419,715)	(3,419,715)
Accumulated deficit	(19,947,814)	(14,559,209)

Total Stockholders' Deficiency	(6,836,498)	(2,856,928)

Total Liabilities and Stockholders' Deficiency	$1,693,019	$2,674,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Sales	$2,634,181	$2,783,240	$8,785,114	$7,587,513

Cost of Sales	1,389,328	1,545,970	4,609,583	4,248,305

Gross Profit	1,244,853	1,237,270	4,175,531	3,339,208

Operating Expenses:
Selling, general and administrative expenses	2,563,726	2,401,289	8,072,562	6,471,723

Loss from Operations	(1,318,873)	(1,164,019)	(3,897,031)	(3,132,515)

Other Income (Expense):
Other income	1,300	842	5,058	3,639
Interest expense	(288,631)	(173,681)	(867,213)	(379,355)

Total Other Expense	(287,331)	(172,839)	(862,155)	(375,716)

Net Loss	$(1,606,204)	$(1,336,858)	$(4,759,186)	$(3,508,231)

Preferred Stock:
Series B convertible contractual dividends	(65,271)	(61,000)	(195,813)	(183,000)
Series C redeemable deemed dividends	(247,774)	--	(433,606)	--

Loss Attributable to Common Stockholders	$(1,919,249)	$(1,397,858)	$(5,388,605)	$(3,691,231)

Per Share Data:
Net loss per common share - basic and diluted	$(0.14)	$(0.13)	$(0.44)	$(0.33)
Contractual dividends	(0.01)	(0.01)	(0.02)	(0.02)
Deemed dividends	(0.02)	-	(0.04)	-
Net loss attributable to common stockholders per
share - basic and diluted	$(0.16)	$(0.14)	$(0.50)	$(0.35)

Weighted Average Number of Common Shares
Outstanding - basic and diluted	11,741,437	10,551,520	10,736,828	10,545,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(4,759,186)	$(3,508,231)
Adjustments to reconcile net loss to net cash used
in operating activities:
Provision for doubtful accounts	24,236	30,000
Write-off of other current assets	--	100,000
Depreciation and amortization	250,717	186,497
Stock-based compensation	818,585	674,993
Amortization of deferred debt discount	647,133	308,108
Impairment of intangible assets	264,447	--
Changes in operating assets and liabilities:
Accounts receivable	52,358	(223,233)
Inventories - finished goods	66,864	(76,754)
Prepaid expenses and other current assets	4,534	(26,039)
Accounts payable - trade	1,492,462	(232,858)
Accounts payable - related parties	22,001	673,069
Accrued expenses and other current liabilities	283,946	(72,068)

Net Cash Used in Operating Activities	(831,903)	(2,166,516)

Cash Flows from Investing Activities
Acquisition of Hocks.com assets	--	(200,000)
Employee advances	136,990	(57,289)
Proceeds from the return of property and equipment	--	15,732
Acquisition of property and equipment	--	(668,893)

Net Cash Provided by (Used in) Investing Activities	136,990	(910,450)

Cash Flows from Financing Activities
Principal payments on equipment leases payable	(43,518)	--
Proceeds from issuance of common stock	425,004	1,482,241
Proceeds from shares issuable	50,000	490,000
Cash overdraft	(71,155)	--
Proceeds from exercise of common stock options	26,662	40,000
Repurchases of treasury stock	--	(3,419,715)
Proceeds from notes payable and other advances -
from stockholders	605,000	3,300,000
Repayment of notes payable and other advances -
from stockholders	(293,812)	--

Net Cash Provided by Financing Activities	$698,181	$1,892,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2012	2011

Net increase (decrease) in Cash	$3,268	$(1,184,440)

Cash - Beginning of Period	40	1,397,583

Cash - End of Period	$3,308	$213,143

Cash paid for:
Interest	$24,148	$9,594
Taxes	$--	$--

Non-Cash Investing and Financing Activities
Conversion of convertible notes into common stock	$--	$225,000
Exchange of common stock to acquire assets of
Hocks.com	$--	$693,335
Issuance of series B preferred stock for settlement
of accrued dividends	$244,001	$33,992
Cashless exercise of options into common stock	$93	$--
Cashless exercise of warrants into common stock	$1,466	$14
Accrued dividends	$195,813	$183,000
Deferred debt discount – notes payable	$--	$1,131,303
Reclassification of accounts payable - trade to
equipment lease payable	$257,583	$--
Deemed dividend - redeemable series C preferred stock	$433,606	$--

Purchase Price Allocation:
Current assets - inventory	$--	$200,000
Customer relationships	$--	$693,335
Net fair value of assets acquired/total purchase price	$--	$893,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.  Organization and Basis of Presentation

HealthWarehouse.com, Inc. (the “Company”) is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable, and hassle-free provider of prescription drugs and OTC medical products. The Company is presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for certain financial information and the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, the condensed consolidated balance sheet as of September 30, 2012 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011, have been prepared by the Company without being audited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to make the Company’s condensed consolidated financial position, results of operations, and cash flows at September 30, 2012 not misleading have been made. The condensed consolidated results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that would be expected for the full year or any other interim period.

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

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through product sales to customers, debt and equity financing agreements, and advances from stockholders. As of September 30, 2012 and December 31, 2011, the Company had negligible cash and a working capital deficiency of $7,659,552 and $2,404,464, respectively. For the nine months ended September 30, 2012, cash flows included net cash used in operating activities of $831,903 net cash provided by investing activities of $136,990 and net cash provided by financing activities of $698,181. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On December 31, 2012 and January 15, 2013, the Company failed to make required payments aggregating $3,000,000 in principal and approximately $373,000 of accrued interest due on certain notes and convertible note agreements dated November 9, 2010 and September 2, 2011.  Accordingly, the Company was in default of its obligations under the loan documents.   In February 2013, the Company issued 3,501,975 shares of common stock in two private placements for aggregate proceeds of $3,501,975 (see Note 9).  Substantially all of these proceeds were used by the Company to satisfy its obligations under the notes and convertible notes payable which were previously in default.  Also, subsequent to September 30, 2012, the Company received proceeds from the sale of common stock in the amount of $100,000 and advances from a member of management in the amount of approximately $98,000.  In February 2013, the Company also converted an aggregate $833,000 of notes payable and other advances from stockholders and accounts payable outstanding into 833,000 units at a price of $1.00 per unit (see Note 9).

On February  13, 2013, the  Company  received  a Notice  of Redemption   from  the  holders  of all10,000  authorized  and outstanding   shares  of Series  C Preferred   Stock,  which  redemption   would result  in an aggregate  payment  of $1,000,000.   The Notice of Redemption was provided by the Series C Preferred  Stock holders pursuant to the terms  of the  Certificate of Designation of Preferences, Rights, and Limitations of Series C Preferred Stock entered into on October 14,2010 ("Series C Certificate of Designation"), which provides for the Company to, within ten (10)business days after receipt of the Notice of Redemption, apply all of its assets for any such redemption, and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (other than those assets required to pay its debts as they come due, including the Senior Convertible Notes and Senior Secured Notes and to continue as a going  concern under  applicable Delaware  law). To the  extent that  Delaware law governing distributions  to  stockholders prevents  the  Company  from  redeeming  all  shares  of  Series C Preferred Stock, the Series C Certificate of Designation provides for the Company to ratably redeem the maximum number of shares that it may redeem consistent with Delaware law as soon as it may lawfully do so. The Company has determined that no corporate funds are available under Delaware law for the  redemption  of any shares of Series C Preferred  Stock The Company is currently reviewing its alternatives, including, but not limited to, raising capital in order to satisfy its obligations related to the Series C Redeemable Preferred Stock. There is no assurance that our plan will be successful or that the Company will be able to satisfy the redemption notice. See Note 7 to the Company's unaudited condensed consolidated financial statements for additional information.

As discussed in Note 9, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) dated March 28, 2013 with a lender (the “Lender”).  Under the terms of the Loan Agreement, the Company borrowed $500,000 from the Lender (the “Loan”).  The Loan will be evidenced by a promissory note (the “Note”), and will bear interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum with a default rate equal to five percent (5.0%) per annum above the otherwise applicable interest rate.  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on May 1, 2013. The principal amount and all accrued interest on the Promissory Note is payable on March 1, 2015, or earlier on an event of default or a sale or liquidation of the Company.  The Loan may be prepaid in whole or in part at any time by the Company without penalty. In consideration of the Loan, the Company granted the Lender a warrant to purchase 750,000 shares of common stock at a purchase price of $0.35 per share.

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

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications have no effects on the previously reported net loss.

Intangible Assets

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

During the third quarter of 2012 the operations within Company’s Hocks division experienced a significant and sustained decline indicating that the carrying amount of the intangible assets recorded in connection with the acquisition of Hocks may not be recoverable. As a result, the Company performed a review of its intangible assets for impairment as well as a review of the estimated useful life originally assigned. Customer relationships have previously been amortized on a straight-line basis over an estimated useful life of five years.  During the quarter ended September 30, 2012, the Company revised the estimated useful life to nine months through June 2013 and recorded the corresponding impairment.

The review, which included estimating the future undiscounted cashflows of the customer over the remaining useful life, indicated that the carrying value the Company’s intangible assets exceeded their estimated fair value. As a result, the Company recorded a total impairment charge of $264,447 to write-down the balance of intangibles assets to $197,776.

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

	September 30, 2012	September 30, 2011

Options	2,025,475	2,437,132
Warrants	562,846	2,646,590
Series B Convertible Preferred Stock	1,973,427	1,844,312
Convertible Promissory Notes	529,100	529,100
Totals	5,090,848	7,457,134

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

Stock-based compensation was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $268,955 and $249,854, for the three months ended September 30, 2012 and 2011, respectively and $818,585 and $674,993 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, stock compensation of approximately $2,300,000 remains unamortized and is being amortized over the weighted average remaining period of 1.23 years.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions and weighted average fair values ranges as follows:

	For the Three and Nine Months Ended September 30, 2012	For the Three and Nine Months Ended September 30, 2011
Risk-free interest rate	1.04%	0.96% to 2.72%
Dividend yield	N/A	N/A
Expected volatility	172.2%	133.4%
Expected life in years	6.00	6.00

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.  The Company estimated forfeitures related to option grants at an annual rate of 0% per year for options granted during the nine months ended September 30, 2012 and 2011.

4. Stockholders’ Deficiency

Common Stock

During the nine months ended September 30, 2012, the Company entered into securities purchase agreements with investors for the purchase of an aggregate of $425,004 for 94,448 shares of common stock at $4.50 per share. The Company received $50,000 in cash proceeds and recorded the transaction as shares issuable since the shares had not been issued as of September 30, 2012. The shares issuable were issued on November 5, 2012.

Preferred Stock

On January 1, 2012, the Company issued 25,823 shares of Series B convertible preferred stock valued at $244,001 to the Series B convertible preferred stock owners as payment in kind for dividends. In connection with the outstanding preferred stock, during the three and nine months ended September 30, 2012, the Company recorded $65,271 and $195,813 as contractual dividends, respectively.

Given the Company’s obligations under the Certificate of Designation of Preference, Rights, and Limitations of Series C Preferred Stock (“Series C”) entered into on October 14, 2010, the Company has accelerated the accretion rate of the deemed dividend on the Redeemable Preferred Stock – Series C and has reclassified the Redeemable Preferred Stock – Series C from Stockholders’ Deficiency to Current Liabilities as a result of the Company receiving notices of default under its notes and convertible notes payable (see Note 2). During the three and nine months ended September 30, 2012 the Company recorded Series C deemed dividends of $247,774 and $433,606, respectively.

Stock Options

On January 6, 2012, the Company’s former Chief Financial Officer was issued 92,858 shares of common stock per a cashless exercise of a stock option with an exercise price of $0.80 to purchase 105,450 shares of common stock.

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

 Details of the options outstanding under all plans are as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	2,165,925	$2.89	6.25	-
Granted	90,000	$6.99	--	-
Expired	--	--	--	-
Canceled	(116,668)	$3.97	--	-
Exercised	(113,782)	$0.98	--	-
Options outstanding at September 30, 2012	2,025,475	$3.12	5.72	$4,741,830
Options exercisable at September 30, 2012	931,321	$2.43	5.37	$2,759,134

Range of Exercise	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.80 – 2.00	253,475	4.54	$0.92	244,684	$0.93
$2.00 – 6.99	1,772,000	5.88	$3.43	686,637	$2.96
$0.80 – $6.99	2,025,475	5.72	$3.12	931,321	$2.43

Warrants

During the nine months ended September 30, 2012, the Company issued an aggregate of 1,465,578 shares of common stock to three holders of warrants who elected to exercise 2,353,744 warrants on a “cashless” basis under the terms of the warrants. The warrants had exercise prices of $1.60 per share (471,628 net shares), $3.00 per share (701,388 net shares) and $2.90 per share (292,562 net shares).

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at January 1, 2012	2,916,590	$2.67	4.00	-
Granted	--	--	--	-
Expired	--	--	--	-
Canceled	--	--	--	-
Exercised	(2,353,744)	$2.61	--	-
Warrants outstanding at September 30, 2012	562,846	$2.91	3.92	$1,397,202
Warrants exercisable at September 30, 2012	312,846	$2.91	3.92	$774,702

5. Commitments and Contingent Liabilities

Operating Leases

The Company’s leasehold interest in its office and warehouse space was subject to a mechanic’s lien in favor of the contractor that assisted with the construction of the facility. The amount the Company owed to the contractor was in dispute. On June 14, 2012, the Company reached a written settlement and agreed to pay the contractor the total amount of $189,000 in three equal installments. As of September 30, 2012, $63,000 remained to be paid and was included in liabilities. Such amount was paid on November 2, 2012. The Company received a general release and release of mechanic’s lien from the contractor.

During the three months ended September 30, 2012 and 2011, the Company recorded rent expense of $50,136 and $19,907, respectively, and for the nine months ended September 30, 2012 and 2011, $148,900 and $114,347, respectively.

Equipment Leases

At December 31, 2011, the Company had $257,583 included in Accounts Payable - Trade relating to certain equipment acquired. In January 2012, the Company renegotiated the terms of the payable into a lease agreement for the same equipment. The lease term is five years with a principal amount of $257,583 and an effective interest rate of 14.7% per annum.

Future minimum lease payments, by year and in the aggregate, under equipment leases, which includes capital leases, as of September 30, 2012, are as follows:

For year ending December 31,	Amount

2012	$19,153
2013	76,757
2014	76,727
2015	75,892
2016	48,949
Total	297,478

Less: amount representing interest	70,866

Present value of future minimum lease payments	$226,612

As of September 30, 2012, the equipment has a net book value of $286,566. Depreciation of assets held under capital leases in the amount of $5,094 and $15,282 is included in depreciation expense for the three and nine months ended September 30, 2012, respectively.

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

On March 2, 2012, a former contractor of the Company filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that, among other things, the Company failed to pay amounts due on certain credit cards that were issued in plaintiff’s name but for which the Company agreed to assume financial responsibility. Although the Company denies any responsibility for the payments owed, the Company resolved this dispute by entering into a settlement agreement with the plaintiff, and the suit was voluntarily dismissed on May 30, 2012. The settlement amount of $31,321 was paid as of June 30, 2012.

On October 9, 2012, American Express Travel Related Services Company, Inc. brought legal action against the Company in the Boone County, Kentucky Circuit Court. The action seeks to recover the unpaid balance on a credit card account in the amount of $87,029, plus interest and costs. The Company has not yet filed an answer in this action, but intends to attempt to resolve this dispute. As of September 30, 2012, this amount is included in Accounts Payable – Trade.

On November 5, 2012, HD Smith, Inc., one of the Company’s vendors, (“Plaintiff”) filed a complaint against the Company alleging that it breached its vendor credit agreement. The Plaintiff is seeking damages of $170,316 plus pre-judgment interest and attorneys’ fees. The Company is currently working with the Plaintiff on a payment schedule to pay down the balance in full. As of September 30, 2012, the Company has approximately $162,000 included in Accounts Payable – Trade representing the amounts due to the Plaintiff for product acquired through that date. No additional provision has been made as of September 30, 2012 relating to this matter.

On March 18, 2013, a former vendor filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that the Company had breached its contract. The plaintiff is seeking damages of $17,800 plus pre-judgment interest and other costs and expenses. The Company has not yet filed an answer to this action, but intends to resolve this dispute.  As of September 30, 2012, this amount is included in Accounts Payable - Trade.

On March 20, 2013, two of the Company's  stockholders,    HWH Lending,  LLC and Milfam I L.P., (the “Plaintiffs”)filed suit against the Company  in the Delaware  Court of Chancery.  The complaint brings action pursuant to 8 Del. C. § 211 to compel the Company to hold an annual meeting of stockholders for the election of directors and to consider such other matters as properly come before the meeting.  On April 12, 2013, the Company filed an answer (the “Answer”) with the Delaware Court of Chancery to respond to the allegations in the complaint filed by the Plaintiffs on March 20, 2013. As part of the Answer, the Company also sought relief from the Delaware Court of Chancery to, among other things, deny the relief sought by the stockholders in the complaint and to dismiss it with prejudice. The Company will continue to defend the complaint filed by the Plaintiffs, however, no assurance can be provided that eh Company will be successful in doing so.

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties,  and outcomes are not predictable with assurance.  Legal fees for such matters are expensed as incurred. Currently, other than discussed above, the Company is not involved in any such matters, which are expected to have a material impact in the Company’s condensed consolidated financial statements.

6. Concentrations

During the three months ended September 30, 2012, two vendors represented 34% and 24% of total purchases. During the nine months ended September 30, 2012, three vendors represented 34%, 13% and 12% of total purchases. During the three and nine months ended September 30, 2011, one vendor represented 46% and 38% of total purchases, respectively.

As of September 30, 2012, one vendor represented 10% of total accounts payable.

7. Related Party Transactions

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns approximately 12% of the Company’s common stock received advances from the Company in various forms. Through September 30, 2012, such advances totaled $388,967 including interest, and as of September 30, 2012, the outstanding balance of these advances was $155,218. The Company also provided fulfillment services at no charge to a business partly owned by a member of his household through September 30, 2012. As of September 30, 2012, the Company has an open payable of $38,168 to this business. The Company’s Board of Directors determined that not all of these advances were approved in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system. As a result, the Company was not able to monitor the outstanding amount of these advances on a continuous basis. In April 2012, this employee voluntarily resigned from the Company. Principal repayments towards the outstanding advances aggregating $235,000 have been made through September 30, 2012. The individual agreed to repay the remaining balance by September 30, 2012 with interest based on prime rate on the first business day of the calendar quarter, and provided security for his repayment obligation. The remaining balance has not been paid in full through the date of this report. Previously included in accounts payable, the amount has been reclassified under Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.

On October 31, 2012, the Company entered into a letter agreement (the “Series C Letter”) relating to its Series C Preferred Stock with New Atlantic Venture Fund III, L.P., New Atlantic Entrepreneur Fund III, L.P. and NAV Managers Fund, LLC (together, “New Atlantic”).  New Atlantic and its affiliates beneficially own 10,000 shares of the Company’s Series C Preferred Stock, which is all the outstanding shares of such stock, and approximately 22.45% of the Company’s common stock, on a fully diluted basis. Pursuant to the Series C Letter, New Atlantic agreed to exchange (the “Exchange”) all its shares of Series C Preferred Stock for common stock of the Company if (i) the Company receives at least $4 million in proceeds from qualifying private placements of common stock (as defined) on or prior to December 31, 2012 (the “Private Placements”) and (ii) all the Company’s 7% Senior Secured Convertible Promissory Notes due December 31, 2012 and all the Company’s 7% Senior Secured Promissory Notes due January 15, 2013 cease to be outstanding, and would not be replaced with other debt securities, other than debt securities issued to lenders approved by New Atlantic. If the Exchange had occurred, for each share of Series C Preferred exchanged, New Atlantic would have received a number of shares of common stock equal to $100 divided by the weighted average price of the shares of common stock sold in the Private Placements. As of February 1, 2013, the Company satisfied all its obligations under the 2010 Loan Documents and the 2011 Loan Documents.  However, the Company failed to raise the funds required in the Series C Letter. The Company is bound by the Series C Certificate of Designation entered into on October 14, 2010, to apply all of its assets to any such redemption, and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (other than those assets required to pay its debts as they come due, including the Senior Convertible Notes and Senior Secured Notes and to continue as a going concern under applicable Delaware law), should the Company receive a redemption request. To the extent that Delaware law governing distributions to stockholders prevents the Company from redeeming all shares of Series C Preferred Stock, the Series C Certificate of Designations provides for the Company to ratably redeem the maximum number of shares that it may redeem consistent with Delaware law as soon as it may lawfully do so.  On February 13, 2013, the Company received a Notice of Redemption of Series C Preferred Stock. The Company has determined that no corporate funds are available under Delaware law for the redemption of any shares of Series C Preferred Stock.  The Company is currently reviewing its alternatives, including, but not limited to, raising capital in order to satisfy its obligations related to the Series C Redeemable Preferred Stock.  There is no assurance that our plan will be successful or that the Company will be able to satisfy the redemption notice.

During the nine months ended September 30, 2012, the Company received and repaid advances of $605,000 and $293,812, respectively, from certain stockholders. Such advances are due on demand and are non-interest bearing.

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

During the three and nine months ended September 30, 2011, the Company recognized $677,552 and $2,044,754 of revenue generated by Hocks.com.

The following table presents the unaudited pro-forma combined results of operations of the Company and Hocks.com for the nine months ended September 30, 2011 as if Hocks.com had been acquired at the beginning of that period.

For the nine months ended September 30, 2011
(unaudited)
Revenue	$7,921,467

Net loss	$(3,515,426)

Pro-forma basic and diluted net loss per common share	(0.33)

Weighted average common shares outstanding – basic and diluted	10,712,133

9. Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued.

Subsequent to September 30, 2012, the Company granted employees options to purchase an aggregate of 76,000 shares of common stock with an exercise price of $4.95 for a total value of $359,609. The options vest over a three year period and have a term of ten years.

Subsequent to September 30, 2012, the Company granted its Chief Financial Officer options to purchase 250,000 shares of common stock with an exercise price of $4.95 for a total value of $1,182,925. The options vest over a three year period and have a term of ten years.

Subsequent to September 30, 2012, the Company received an aggregate of $100,000 for the purchase of 22,222 shares of common stock at a per share price of $4.50.

Subsequent to September 30, 2012, the Company granted warrants to a consultant to purchase 30,000 common shares at an exercise price of $4.95.

Subsequent to September 30, 2012, the Company’s former Chief Financial Officer exercised options to purchase 63,129 shares of common stock under the Company’s 2009 Incentive Compensation Plan, at an exercise price of $0.80 per share for 14,676 shares, and $2.50 per share for 48,453 shares.

Subsequent to September 30, 2012, the Company received advances of $258,694 from its officers to assist with working capital needs. As of the date of this filing, the Company has repaid $128,165 of such advances.

Subsequent to September 30, 2012, the Company completed private placements for an aggregate of $3,501,975 for the purchase 3,501,975 units at a price of $1.00 per unit. The aggregate amount includes $500,000, which was received from the Company’s Chief Executive Officer. Each unit consists of (i) one share of the Company’s common stock, par value $0.001 per share, and (ii) warrants to purchase three shares of the Company’s common stock at an exercise price of $0.25 per share, which must be exercised within 5 years of February 1, 2013. Substantially all of the proceeds from the sale of the units were used by the Company to satisfy all its obligations under its notes and convertible notes payable (see Note 2).  As of the date of this report 125,000 shares have not been issued.

Subsequent to September 30, 2012, the Company granted 408,345 warrants with an exercise price of $1.00 to the investors who purchased shares in private placements at $4.50 during 2012.

Subsequent to September 30, 2012, the Company converted $761,000 of notes payable and other advances – from stockholders and $72,000 of accounts payable to a related party outstanding into 833,000 units at a price of $1.00 per unit. Each unit consists of (i) one share of the Company’s common stock, par value $0.001 per share, and (ii) warrants to purchase two and three-quarters shares of the Company’s common stock at an exercise price of $0.25 per share, which must be exercised within 5 years of February 15, 2013.  As of the date of this report 165,000 warrants have not been issued.

Subsequent to September 30, 2012, the Company issued an aggregate of 8,758,610 shares of common stock to several holders of warrants who elected to exercise 10,825,756 warrants on a "cashless" basis under the terms of the warrants.  The warrants had exercise prices of $0.25 per share (8,559,784 net shares) and $0.35 per share (573,826 net shares).     As the date of this report 375,000  shares have not been issued.

Subsequent to September 30, 2012, the Company granted employees options to purchase an aggregate of 330,500 shares of common stock with an exercise price of $1.60 for a total value of $507,072. The options vest over a three year period and have a term of ten years.

Subsequent to September 30, 2012, the Company entered into a settlement agreement with Guaranteed Returns for amounts owed related to the return of expired goods and inventory.  The Company received $50,000 in connection with the agreement for complete satisfaction of all outstanding and past due accounts receivable from Guaranteed Returns, which was received on February 28, 2013.  The balance due to the Company as of September 30, 2012 was $424,525 and is included in accounts receivable on the condensed consolidated balance sheet.  As of September 30, 2012, the Company had fully reserved against the past due balance.

Subsequent to September 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) dated March 28, 2013 with a lender (the "Lender").  Under the terms of the Loan Agreement, the Company borrowed $500,000 from the Lender (the “Loan”).  The Loan will be evidenced by a promissory note (the “Note”), and will bear interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum.  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on May 1, 2013. The principal amount and all accrued interest on the Promissory Note is payable on March 1, 2015, or earlier on an event of default or a sale or liquidation of the Company.  The Loan may be prepaid in whole or in part at any time by the Company without penalty.

The Company granted the Lender a first, priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the Loan. The Loan Agreement contains customary negative covenants restricting the Company’s ability to take certain actions without the Lender’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses.  Upon the occurrence of an event of default, the Lender has the right to impose interest at a rate (the “Default Rate”) equal to five percent (5.0%) per annum above the otherwise applicable interest rate. The payment of the Loan may be accelerated prior to their maturity dates upon certain specified events of default, including failure to pay, bankruptcy, breach of covenant, and breach of representations and warranties.

In consideration of the Loan, the Company granted the Lender a warrant to purchase 750,000 shares of common stock at a purchase price of $0.35 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  The warrants contain customary anti-dilution and purchase price adjustment provisions.  The warrants are transferable in whole or in part, so long as the transfers comply with applicable securities laws.

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

Results of Operations

The three months ended September 30, 2012 compared to the three months ended September 30, 2011

	The three months ended September 30, 2012	% of Revenue	The three months ended September 30, 2011	% of Revenue

Revenue	$2,634,181	100.0%	$2,783,240	100.0%
Cost of sales	1,389,328	52.7%	1,545,970	55.5%
Gross profit	1,244,853	47.3%	1,237,270	44.5%
Selling, general & administrative expenses	2,563,724	97.3%	2,401,289	86.3%
Loss from operations	(1,318,871)	(50.1)%	(1,164,019)	(41.8)%
Other income	1,300	-%	842	-%
Interest expense	(288,631)	(11.0)%	(173,681)	(6.2)%
Net loss	$(1,606,202)	(61.0)%	$(1,336,858)	(48.0)%

Revenue
	The three months ended September 30, 2012	% Change	The three months ended September 30, 2011
Total revenue	$2,634,181	(5.4)%	$2,783,240
Total average net sales per order	$56.81	1.5%	$55.96

Total Revenue

Revenues for the three months ended September 30, 2012 declined to $2,634,181 from $2,783,240 for the three months ended September 30, 2011. The decline in revenue for the three months ended September 30, 2012 compared to the prior year was mostly the result of lower over-the-counter and freight sales at Hocks. Despite the decline in overall OTC sales, the Company witnessed higher prescription drug sales, which partially offset the decline. During the three months ended September 30, 2012, revenues from the Hocks acquisition totaled $267,208 compared to the three months ended September 30, 2011 of $677,552.

During the three months ended September 30, 2012, our websites attracted over 486,418 visits with over 2,084,160 pageviews compared to 929,056 visits and 3,284,063 pageviews during the three months ended September 30, 2011. The decrease in activity is due to lower advertising expenses.

Prescription Revenue

Prescription drug revenue increased to $1,637,630 for the three months ended September 30, 2012 from $1,326,203 for the three months ended September 30, 2011. The increase occurred mostly due to recurring purchases from current customers and new prescription purchases from both current and new customers.

OTC Revenue

Revenue related over-the-counter orders declined to $920,981 for the three months ended September 30, 2012 from $1,366,774 three months ended September 30, 2011. The decrease in OTC revenue is mostly attributable to a decline in sales at Hocks.

Cost of Sales and Gross Margin

	The three months ended September 30, 2012	% Change	The three months ended September 30, 2011
Total cost of sales	$1,389,328	(10.1)%	$1,545,970
Total gross profit dollars	$1,244,853	0.6%	$1,237,230
Total gross margin percentage	47.3%	2.8%	44.5%

Total cost of sales decreased to $1,389,328 for the three months ended September 30, 2012 as compared to $1,545,970 for the three months ended September 30, 2011. Gross margin percentage increased year-over-year from 44.5% for the three months ended September 30, 2011 to 47.3% for the three months ended September 30, 2012. The increase in gross profit margins was due primarily to an increase in prescription drugs sales, which have higher margins, along with a decline in sales of over the counter products.

Selling, General and Administrative Expenses

	The three months ended September 30, 2012	% Change	The three months ended September 30, 2011
Selling, general and administrative expenses	$2,563,724	6.8%	$2,401,289
Percentage of revenue	97.3%	11.0%	86.3%

Selling, general and administrative expenses increased by $162,435 in the three months ended September 30, 2012 compared to the same period in 2011, an increase of 6.8%.  During the three months ended September 30, 2012, expense increases were due primarily to higher legal fees of $78,481, and accounting fees of $46,790. The increases were offset by lower advertising expenses of $246,637, travel and meal expenses of $73,207, credit-card fees of $28,716, and shipping expenses of $21,027, compared to the three months ended September 30, 2011. In addition, the Company recognized the following expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011: (a) $268,954 for non-cash stock based compensation expense compared to $249,801, (b) and depreciation and amortization expenses of $335,515 compared to $60,370. The significant increase in depreciation and amortization expenses from previous periods is due to the write-down of intangibles related to customer assets to $197,776. Additionally, we expect that our selling, general and administrative expenses will decrease in future periods as we anticipate our legal and professional fees will go down.

Other income (expense)

	The three months ended September 30, 2012	% Change	The three months ended September 30, 2011
Other income	$1,300	54.4%	$842
Interest expense	$(288,631)	66.2%	$(173,681)

Interest expense increased from $173,681 in the three months ended September 30, 2011 to $288,631 in the three months ended September 30, 2012, primarily due to the recognition of the non-cash accretion of debt discount for the three months ended September 30, 2012 of $215,711 compared to $138,716 for the same period in 2011. Contractual loan interest expense increased to $72,920  for the three months ended September 30, 2012 compared to $34,965 in the three months ended September 30, 2011, mainly due to increases in the average outstanding balances of our convertible notes payable and notes payable.

The nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

	The nine months ended September 30, 2012	% of Revenue	The nine months ended September 30, 2011	% of Revenue

Revenue	$8,785,114	100.0%	$7,587,513	100.0%
Gross profit	4,175,531	47.5%	3,339,208	44.0%
Selling, general & administrative expenses	8,072,560	91.9%	6,471,723	85.3%
Loss from operations	(3,897,029)	(44.4)%	(3,132,515)	(41.3)%
Other income	5,058	-%	3,639	-%
Interest expense	(867,213)	(9.9)%	(379,355)	(5.0)%
Net loss	$(4,759,184)	(54.2)%	(3,508,231)	(46.2)%

Revenue
	The nine months ended September 30, 2012	% Change	The nine months ended September 30, 2011
Total revenue	$8,785,114	15.8%	$7,587,513
Total average net sales per order	$54.22	(8.6)%	$59.33

Total Revenue

Revenues for the nine months ended September 30, 2012 increased to $8,785,114 from $7,587,513 for the nine months ended September 30, 2011. The increase in revenue for the nine months ended September 30, 2012 compared to the prior year was the result of higher prescription, OTC, and freight revenue. The increase in revenue was tapered by lower sales at Hocks. During the nine months ended September 30, 2012, revenues from the Hocks acquisition totaled $1,311,936 compared to the nine months ended September 30, 2011 of $2,044,754.

During the nine months ended September 30, 2012, our websites attracted over 2,625,603 visits with over 9,172,833 pageviews compared to 2,922,148 visits and 10,288,336 pageviews during the nine months ended September 30, 2011. The decrease in visits is due to a reduction in advertising.

Prescription Revenue

Prescription drug revenue increased to $5,033,573 for the nine months ended September 30, 2012 from $3,521,574 for the nine months ended September 30, 2011. The increase is attributable to advertising expenses in the first half of the year attracting new customers, and recurring purchases from current customers.

OTC Revenue

Revenue related to over-the-counter orders declined to $3,448,457 for the nine months ended September 30, 2012 from $3,842,725 nine months ended September 30, 2011. The decrease in OTC revenue is attributable to a decline in sales at Hocks.

Cost of Sales and Gross Margin

	The nine months ended September 30, 2012	% Change	The nine months ended September 30, 2011
Total cost of sales	$4,609,583	8.5%	$4,248,305
Total gross profit dollars	$4,175,531	25.0%	$3,339,208
Total gross margin percentage	47.5%	3.5%	44.0%

Total cost of sales increased to $4,609,583 for the nine months ended September 30, 2012 as compared to $4,248,305 for the nine months ended September 30, 2011 as a result of growth in prescription order volume and revenue. Gross margin percentage increased year-over-year from 44.0% for the nine months ended September 30, 2011 to 47.5% for the nine months ended September 30, 2012. The increase in gross profit margins was due primarily to an increase in prescription drug sales, which have higher margins, compared to over the counter products, as well as increases in freight revenue.

Selling, General and Administrative Expenses

	The nine months ended September 30, 2012	% Change	The nine months ended September 30, 2011
Selling, general and administrative expenses	$8,072,560	24.7%	$6,471,723
Percentage of revenue	91.9%	6.6%	85.3%

Selling, general and administrative expenses increased by $1,600,837 in the nine months ended September 30, 2012 compared to the same period in 2011, an increase of 24.7%.  During the nine months ended September 30, 2012, expense increases were due primarily to increases in legal expenses of $345,782, shipping expenses of $287,849, health insurance expenses of $189,078, contract labor of $183,521 and accounting expenses of $150,252 compared to the nine months ended September 30, 2011. In addition, the recognition of the following expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011: (a) $818,584 for non-cash stock based compensation expense compared to $674,993, (b) and depreciation and amortization expenses of $515,162 compared to $186,498. The significant increase in depreciation and amortization expenses from previous periods is due to the write-down of intangibles related to customer assets to $197,776 during the third quarter of 2012. We expect that our selling, general and administrative expenses will decrease in future periods as we anticipate our legal and professional fees will decrease.

Other income (expense)

	The nine months ended September 30, 2012	% Change	The nine months ended September 30, 2011
Other income	$5,058	39.0%	$3,639
Interest expense	$(867,213)	128.6%	$(379,355)

Interest expense increased from $379,355 in the nine months ended September 30, 2011 to $867,213 in the nine months ended September 30, 2012, primarily due to the recognition of the non-cash accretion of debt discount for the nine months ended September 30, 2012 of $647,133 compared to $308,107 for the same period in 2011. Contractual loan interest expense increased to $220,080 for the nine months ended September 30, 2012 compared to $71,248 in the nine months ended September 30, 2011, mainly due to increases in the average outstanding balances of our convertible notes payable and notes payable.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

            Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through product sales to customers, debt and equity financing agreements, and advances from stockholders. As of September 30, 2012 and December 31, 2011, the Company had negligible cash and a working capital deficiency of $7,659,552 and $2,404,464, respectively. For the nine months ended September 30, 2012, cash flows included net cash used in operating activities of $831,903 net cash provided by investing activities of $136,990 and net cash provided by financing activities of $698,181. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On December 31, 2012 and January 15, 2013, the Company failed to make required payments aggregating $3,000,000 in principal and approximately $373,000 of accrued interest due on certain notes and convertible note agreements dated November 9, 2010 and September 2, 2011.  Accordingly, the Company was in default of its obligations under the loan documents.   In February 2013, the Company issued 3,501,975 shares of common stock in two private placements for aggregate proceeds of $3,501,975 (see Note 9).  Substantially all of these proceeds were used by the Company to satisfy its obligations under the notes and convertible notes payable which were previously in default.  Also, subsequent to September 30, 2012, the Company received proceeds from the sale of common stock in the amount of $100,000 and advances from a member of management in the amount of approximately $98,000.  In February 2013, the Company also converted an aggregate $833,000 of notes payable and other advances from stockholders and accounts payable outstanding into 833,000 units at a price of $1.00 per unit (see Note 9).

On February   13, 2013,  the  Company  received  a Notice  of Redemption   from  the  holders  of all 10,000  authorized  and outstanding   shares  of Series  C Preferred   Stock,  which  redemption   would result  in an aggregate  payment  of $1,000,000.   The Notice of Redemption was provided by the Series C Preferred  Stock holders pursuant to the terms  of the  Certificate of Designation of Preferences, Rights, and Limitations of Series C Preferred Stock entered into on October 14, 2010 ("Series C Certificate of Designation"), which provides for the Company to, within ten (10)business days after receipt of the Notice of Redemption, apply all of its assets for any such redemption, and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (other than those assets required to pay its debts as they come due, including the Senior Convertible Notes and Senior Secured Notes and to continue as a going  concern under  applicable Delaware  law). To the  extent that  Delaware law governing distributions  to  stockholders prevents  the  Company  from  redeeming  all  shares  of  Series C Preferred Stock, the Series C Certificate of Designation provides for the Company to ratably redeem the maximum number of shares that it may redeem consistent with Delaware law as soon as it may lawfully do so. The Company has determined that no corporate funds are available under Delaware law for the  redemption  of any shares of Series C Preferred  Stock.  The Company is currently reviewing its alternatives, including, but not limited to, raising capital in order to satisfy its obligations related to the Series C Redeemable Preferred Stock. There is no assurance that our plan will be successful or that the Company will be able to satisfy the redemption notice. See Note 7 to the Company's unaudited condensed consolidated financial statements for additional information.

As discussed in Note 9, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) dated March 28, 2013 with a lender (the “Lender”).  Under the terms of the Loan Agreement, the Company borrowed $500,000 from the Lender (the “Loan”).  The Loan will be evidenced by a promissory note (the “Note”), and will bear interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum with a default rate equal to five percent (5.0%) per annum above the otherwise applicable interest rate.  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on May 1, 2013. The principal amount and all accrued interest on the Promissory Note is payable on March 1, 2015, or earlier on an event of default or a sale or liquidation of the Company.  The Loan may be prepaid in whole or in part at any time by the Company without penalty. In consideration of the Loan, the Company granted the Lender a warrant to purchase 750,000 shares of common stock at a purchase price of $0.35 per share.

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

For the nine months ended September 30, 2012, cash flows included net cash used in operating activities of $831,903. The primary reason for the use of cash was due to the increase in net loss for the period for the expansion of the Company’s operating expenses to support increased revenues offset in part by accounts payable-trade of $1,492,462, stock-based compensation of $818,585, amortization of deferred debt discount of $647,133, and accrued expenses and other current liabilities of $283,946. The increases in Accounts Payable – Trade and accrued expenses and other current liabilities were a result of the Company extending payables in order to preserve cash balances. For the nine months ended September 30, 2011, cash flows included net cash used in operating activities of $2,166,516. The primary reason for the use of cash was due to the increase in net loss for the period for the expansion of the Company’s headcount and operating expenses to support increased revenues which was offset by non-cash items of $1,299,598 and larger increases in accounts payable compared to increases in current assets.

For the nine months ended September 30, 2012, net cash provided by investing activities was $136,990 related to net employee advances. For the nine months ended September 30, 2011, net cash used in investing activities was $910,450 primarily due to the acquisition of equipment and leasehold improvements of $668,893 and the $200,000 cash portion of the Hocks.com acquisition.

For the nine months ended September 30, 2012, net cash provided by financing activities was $698,181, due primarily to advances from certain stockholders of $605,000, of which $293,812 has been repaid to certain stockholders and proceeds from common shares issued of $425,004, offset in part by capital lease payments of $43,518 and a cash overdraft of $71,155. For the nine months ended September 30, 2011, net cash provided by financing activities was $1,892,526. The financing activities for the nine months ended September 30, 2011 were provided by the sale of 428,572 shares of the Company’s common stock for cash proceeds of $1,482,241, two notes payable for an aggregate amount of $3,000,000, and advances from a stockholder in the amount of $300,000 offset by the use of cash to purchase 1,179,212 shares of the Company’s common stock from Rock Castle Holdings, Inc.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of September 30, 2012 our disclosure controls and procedures were not effective.

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

As of December 31, 2011, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and identified the material weaknesses described below. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the Review.  As of September 30, 2012, management has concluded that the material weaknesses identified continue to exist and the Company’s internal control over financial reporting was not effective. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of September 30, 2012 are as follows:

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

Plans For Remediation of Material Weaknesses

We are in the process of implementing changes to strengthen our internal controls.  We are in the process of developing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue through 2013.  Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company removed one member of the accounting staff who was determined not to have sufficient accounting expertise, and the Company (i) hired a full-time Chief Financial Officer who will be on-site throughout the year and (ii) hired one additional full-time accountant during 2012. As of October 8, 2012, the Company engaged a second accountant on a part-time basis.  To address the material weakness arising from inadequate control over disbursements, the Company has canceled certain credit cards, limited the number of personnel with authority over the Company's bank accounts and is in the process of revising its policies and procedures for review and approval of employee disbursements and expenses.  The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve the integration of its financial consolidation and reporting system.  Where appropriate, the Company is utilizing assistance from the third-parties as it implements and refines its remediation plan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2012, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as discussed below.  The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. The Company believes that the implementation of plans for remediation of material weaknesses, referenced in the above section, will assist in improving internal controls over financial reporting.

On September 25, 2012, the Company replaced its former CFO with a full-time employee based in Florence, KY. As discussed above, subsequent to September 30, 2012, the Company also hired temporary personnel to assist further with its financial reporting process from time to time.

On February 21, 2013, Eduardo Altamirano, the Company's Chief Financial Officer, Treasurer and Secretary, stated that he was resigning from all his positions at the Company effective April 15, 2013. The Chairman of the Audit Committee and each of the other non-management members of the Board of Directors spoke with Mr. Altamirano about the reasons for his departure.        Following these discussions, the Board of Directors accepted Mr. Altamir’asnroesignation. On April 9, 2013, Mr. Altamirano was relieved of his responsibilities as Chief Financial Officer of the Company.  On April 15, 2013, the Board of Directors of the Company appointed Lalit Dhadphale, our current President/Chief Executive Officer, as Interim Principal Financial Officer.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings.  Such matters are subject to uncertainty and outcomes are often not predictable with assurance.  Our management does not presently expect that any such matters will have a material adverse effect on the Company’s financial condition or results of operations.  We are not currently involved in any pending or threatened material litigation or other material legal proceedings, which are expected to have a material impact in the Company’s condensed consolidated financial statements.

ITEM 1A. Risk Factors

Not required.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.
ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed as part of this quarterly report:

Exhibit Number and Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
_____________

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 22, 2013

HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President, Chief Executive Officer, and Principal Financial Officer (principal executive officer)

Exhibit Index

Exhibit Number and Description

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
_____________

* filed herewith