Form 10-K
period 2012-12-31
HealthWarehouse.com, Inc.
filed 2013-07-23
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ -

Commission file number 0-13117

HEALTHWAREHOUSE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2413505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7107 Industrial Road, Florence KY	41042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 748-7001

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer  ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐ No  ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates, based on the closing price of the common stock, par value $0.001 (the “Common Stock”) on June 29, 2012 of $6.30, as reported on the OTC Pink market tier was approximately $29,864,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 26,050,960 shares of Common Stock outstanding as of July 17, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:    None

Information Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from any forward-looking statements include any forward-looking statements:

●	significant changes in consumer demand for our products, resulting in volatility of our operating results and financial condition;

●	our ability to effectively respond to changing market conditions;

●	whether as a result of market conditions, or our financial condition or otherwise, the possibility that we will not be able to raise sufficient additional capital needed to operate our business;

●	unexpected costs, lower than expected sales and revenues, and operating deficits;

●	our ability to obtain supply at favorable rates;

●	unexpected changes in our industry’s competitive forces including the manner and degree in which our competitors serve our target market;

●	our ability to attract or retain qualified senior management personnel; and

●	other specific risks that may be referred to in this report including those in Part I, Item 1A, “Risk Factors.”.

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

PART I

Item 1: Business.

Overview

We are a Verified Internet Pharmacy Practice Sites (“VIPPS”) accredited retail mail-order pharmacy and healthcare e-commerce company that sells discounted generic and brand name prescription drugs, as well as, over-the-counter (OTC) medical products. Our web address is http://www.healthwarehouse.com. At present, we sell:

●	a range of prescription drugs both brand name and generic (we are licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia);

●	diabetic supplies including glucometers, lancets, syringes and test strips;

●	OTC medications covering a range of conditions from allergy and sinus to pain and fever to smoking cessation aids;

●	home medical supplies including incontinence supplies, first aid kits and mobility aids; and

●	diet and nutritional products including supplements, weight loss aids, and vitamins and minerals.

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

Our customers include uninsured, under-insured, and insured consumers with high insurance co-payments who rely on our service for their daily medications. With many brand name drug patents expiring over the next several years and a general trend of rising insurance co-payments, our service is expanding to mainstream insured consumers of prescription medications, as the market continues to move away from brand name prescription drugs to generics.  Once the patent on a branded drug has expired, we can typically sell its generic equivalent for less than the purchaser’s insurance co-payment.  Accordingly, we are focused on the cash paying customers and do not accept consumer insurance payment.

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

●
Between 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owned approximately 12% (now under 5%) of the Company’s Common Stock received advances from the Company in various forms, including the unauthorized provision of fulfillment services at no charge to a business partly owned by a member of his household.  The directors determined that not all these were authorized in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system.  As a result, the Company was not able to monitor the outstanding amount of these advances or ascertain their validity on a continuous basis.  At the height, the balance of these advances totaled $391,468 including interest. The employee has voluntarily resigned from the Company, repaid $235,000 of the outstanding balance, given the Company a demand note, payable after December 1, 2012, for approximately $140,000, and provided security for a portion of his repayment obligation.  On December 31, 2012, the Company established a $137,610 reserve against the unsecured balance. The Company continues to pursue all avenues of collection. See “Related Party Transactions.”

●
The Company’s controls, policies and procedures relating to the use of Company credit cards and Company bank accounts and the reimbursement of employee business expenses were not adequate to ensure that all relevant transactions were authorized in accordance with Company policy, documented appropriately or recorded correctly in the Company’s accounting system.

●
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

These items were identified and corrected before the Company issued its financial statements for the year ended December 31, 2011 and therefore did not result in the misstatement of any amounts for that period.  These items also did not materially affect any previously issued financial statements.  During the Review, the directors identified material weaknesses and other deficiencies in the Company’s internal controls, and the Company has previously disclosed additional material weaknesses and control deficiencies.  These material weaknesses and other deficiencies in the Company’s internal controls primarily relate to the Company’s need for additional accounting personnel with sufficient supervisory and technical expertise and the Company’s lack of adequate policies, procedures and monitoring in certain areas.  See Part II-Item 9A, “Controls and Procedures.”

After failing to file our Annual Report on Form 10-K for the year ended December 31, 2011 on a timely basis, our Common Stock was no longer traded on the OTCQB market tier and it began to trade on the OTC Pink market tier. Furthermore, on or about April 16, 2012, we lost our Rule 144(i)(2) exemption which prevents the sale of restricted stock into the public market. This could adversely affect our stockholders’ ability to sell our shares.

On September 24, 2012, Patrick E. Delaney resigned as Chief Financial Officer, Treasurer and Secretary.

On September 24, 2012, Eduardo Altamirano was appointed the Company's Chief Financial Officer, Treasurer and Secretary.  On April 15, 2013, he resigned from all of his positions.

During 2012, we entered into a Securities Purchase Agreement with various accredited investors, under which we sold the investors a total of 116,670 shares of our Common Stock at $4.50 per share, for aggregate proceeds of $525,004.  The net proceeds from this sale of Common Stock were used for general working capital purposes.

On December 31, 2012 and January 15, 2013, we failed to make required payments aggregating $3,000,000 in principal and approximately $350,000 of accrued interest due on certain notes and convertible note agreements.  Accordingly, we were in default of our obligations under the loan documents.

In February and April 2013, we (a) issued an aggregate of 3,501,975 units at $1.00 per unit in two private placements for aggregate proceeds of $3,501,975 (including $500,000 from our Chief Executive Officer); and (b) issued 833,000 units at a price of $1.00 per unit in satisfaction of an aggregate $833,000 of notes payable, other advances from stockholders and accounts payable outstanding. Each unit consists of (i) one share of our Common Stock, par value $0.001 per share, and (ii) five-year warrants to purchase three shares of our Common Stock at an exercise price of $0.25 per share. Substantially all of these proceeds were used by us to satisfy our obligations under the notes and convertible notes payable which were previously in default.

On February 13, 2013, we received a Notice of Redemption of our Series C Redeemable Preferred Stock aggregating $1,000,000. We must now apply all of our assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (we are not permitted to utilize those assets required to pay our debts as they come due and those assets required to continue as a going concern toward the redemption).  We are currently reviewing our alternatives, including, but not limited to, raising capital in order to satisfy our obligations related to the Series C Redeemable Preferred Stock. There is no assurance that our plan will be successful or that we will be able to satisfy the redemption notice.

On March 28, 2013, we entered into a Loan and Security Agreement (the “2013 Loan Agreement”) with a lender (the “2013 Lender”). Under the terms of the Loan Agreement, we borrowed $500,000 from the 2013 Lender (the “2013 Loan”). The 2013 Loan is evidenced by a promissory note (the “2013 Note”), and bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum with a default rate equal to five percent (5.0%) per annum above the otherwise applicable interest rate. Under the terms of the 2013 Loan Agreement, we have agreed to make monthly payments of accrued interest on the first day of every month, beginning on May 1, 2013. The principal amount and all accrued interest on the 2013 Note is payable on March 1, 2015. The 2013 Loan may be prepaid in whole or in part at any time by us without penalty. We granted the 2013 Lender a first, priority security interest in all of our assets, in order to secure our obligation to repay the 2013 Loan. The 2013 Loan Agreement contains customary negative covenants restricting our ability to take certain actions without the Lender’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. Upon the occurrence of an event of default, the 2013 Lender has the right to impose interest at a rate (the “Default Rate”) equal to five percent (5.0%) per annum above the otherwise applicable interest rate. The payment of the Loan may be accelerated prior to their maturity dates upon certain specified events of default, including failure to pay, bankruptcy, breach of covenant, and breach of representations and warranties. In consideration of the Loan, we granted the 2013 Lender a five-year warrant to purchase 750,000 shares of Common Stock at a purchase price of $0.35 per share.

Historical Background

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

As a result of the Exchange, Old HW became our subsidiary, with Old HW’s former stockholders acquiring approximately 82.4% of the then outstanding shares of our Common Stock.  Effective August 5, 2009, we changed our corporate name to HealthWarehouse.com, Inc., simultaneously with our name change, we changed the corporate name of our subsidiary to Hwareh.com, Inc.  In connection with the name change, we also obtained a new ticker symbol for quotation, and our Common Stock traded on the OTCQB Market Tier under the symbol “HEWA”.

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

On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”), a wholly-owned subsidiary we formed for the purpose of the acquisition, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy Inc., an Ohio corporation (“Hocks Pharmacy”),  to purchase, for $200,000 in cash all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.   That same day, we acquired all of the intangible assets of the Internet Business, including domain names and customer accounts, in a reverse merger of Hocks Acquisition into Hocks.com Inc. (“Hocks.com”), a newly formed Ohio corporation and then wholly-owned subsidiary of Hocks Pharmacy.  As a result, Hocks.com Inc. became our wholly-owned subsidiary.

On June 15, 2011, the Company commenced a lease on a new facility in Florence, KY. On August 1, 2011, the Company transferred its operations to the new facility. In connection with this move, on February 23, 2012, the Company obtained from the Kentucky Economic Development Finance Authority a commitment for $500,000 and a letter of intent for an additional $500,000 of incentive financing.  The Company must meet certain conditions in order to obtain the full amount of these incentives, including the posting of collateral and the creation of 448 new, full-time jobs for Kentucky residents, half of which must be created in the first two years and maintained for an additional three years after the expiration of the first three year period. As of the filing date of this report, the Company does not intend to pursue the aforementioned financing.

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

On September 2, 2011, we entered into a Loan and Security Agreement (the “2011 Loan Agreement”) with two lenders from a previous loan (the “Lenders”).  Under the terms of the 2011 Loan Agreement, we borrowed $1,500,000 from each lender for a total of $3,000,000 (the “2011 Loans”).  The 2011 Loans are evidenced by non-convertible, secured promissory notes, bearing interest at 7% per annum, payable at maturity.  The principal amount and all accrued interest on the 2011 Loans were payable on January 15, 2013, or earlier on an event of default or a sale or liquidation of the Company.  In connection with the 2011 Loans, we also granted each Lender a warrant to purchase 250,000 shares of Common Stock at a purchase price of $2.90 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.  In addition, from September 2 through September 16, 2011, we sold a total of 168,970 shares of Common Stock to nine accredited investors at a purchase price of $2.90 per share, for an aggregate price of $490,000.  The net proceeds from the 2011 Loans and the additional sales of Common Stock were used to purchase 1,179,212 shares of our Common Stock from Rock Castle Holdings, LLC, a more than 10% stockholder of the Company (“Rock Castle”), which constituted all of the outstanding shares of Common Stock owned by Rock Castle.  The purchase price was $2.90 per share, for an aggregate price of $3,419,715. As previously discussed, the Company repaid the 2011 Loans in February 2013.

On October 17, 2011, we entered into a Securities Purchase Agreement (the “2011 Series C Purchase Agreement”) with three affiliated accredited investors, under which we sold the investors a total of 10,000 newly authorized shares of $0.001 par value Series C Preferred Stock (the “Series C Preferred Stock”) at $100.00 per share, for an aggregate price of $1,000,000. The Series C Preferred Stock has voting rights equal to one vote for each share held, has a liquidation preference equal to its purchase price, has redemption rights available on or after January 15, 2013, are non-convertible and does not pay dividends. Under the terms of the 2011 Series C Purchase Agreement, we also issued warrants to the investors, pro rata to their investment amounts, to purchase an aggregate of 270,000 shares of the Company’s Common Stock at an exercise price of $2.90 per share.  Each warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date.   The holders of the Series C Preferred Stock are entitled to a preferential liquidating distribution upon the sale or liquidation of the Company equal to the original sale price per share.  The net proceeds from the sale of the Series C Preferred Stock were used to pre-pay principal and accrued interest on the 2011 Loans. As previously discussed, in February 2013 the Company received a Notice of Redemption of the Series C Preferred Stock. No assurance can be provided the Company will be able to satisfy the redemption notice.

Our Business Model

Our business model seeks to improve both the efficiency and convenience by which consumers obtain prescription medications.  To increase efficiency, we make efforts to source products from either the manufacturer or wholesaler level, eliminating unnecessary costs associated with distribution. In addition, we distribute medications to the consumer from a single warehouse, as opposed to retail locations, which we believe eliminates unnecessary costs such as rents, inventory, and personnel.  By going directly to the consumer via the Internet, we reduce our marketing expense and increase convenience for consumers, especially those taking maintenance medications for conditions ranging from diabetes to high blood pressure.

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

Our Online Retail Mail-Order Pharmacy

We operate a full-service retail mail-order pharmacy within our warehouse in Florence, Kentucky, which is near Cincinnati, Ohio.  The pharmacy includes two robotic machines, which can each count and package 1,200 prescriptions per day.  Our pharmacy passed inspection by the Kentucky Board of Pharmacy, and we are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.

Our retail mail-order pharmacy offers the following advantages:

●
Legitimacy.  We have obtained certifications to separate ourselves from the many uncertified “rogue” pharmacies which exist. We are the 19th pharmacy in the U.S. to receive Verified Internet Practice Sites (“VIPPS”) certification, issued by the National Board of Pharmacies (“NABP”). Google, Yahoo, and Bing now all require VIPPS as a requirement to advertise on their sites.

●
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

●
Selection.  Due to our online structure, we are able to offer a significantly broader assortment of products, with greater depth in each product category, because we do not have the shelf display space limitations of brick-and-mortar drugstores.

●
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

●
Privacy.  When shopping at a “brick-and-mortar” drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking questions that may reveal personally sensitive aspects of their health or lifestyle to pharmacists, store personnel, or other shoppers.  Our customers avoid these problems by shopping from the privacy of their home or office.

●
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

●
Customer Service.  Our focus has been on customer service and we endeavor to lead the industry in our policies and procedures.  We currently offer a satisfaction guarantee with what we believe is an industry-leading 90-day return policy for all over the counter orders with no restocking fees, and 100% free standard shipping on all orders. We are prevented by law from accepting returns for any prescription medication. We received the BizRate Circle of Excellence Award in 2009, 2010 and 2011 for exceptional customer service and satisfaction.

Our customer support representatives operate from our call center in Florence, Kentucky.  Our customer support specialists are available 9 a.m. to 9 p.m. Eastern Standard Time, Monday through Friday, via e-mail, fax or telephone to handle customer inquiries and assist customers in finding desired products.  Our online Help Center outlines store policies and provides answers to customers’ frequently asked questions.

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

Our online advertising campaigns focus on the following areas:

●	Search Engines: Google, Bing and Yahoo;

●	Price Comparison Engines: Become, Google Product Search, NexTag, PriceGrabber.com, Pronto, Shopping.com, Shopzilla, Smarter and Yahoo Shopping; and

●	Social Networking: Facebook, Foursquare and Twitter.

To date, our online advertising has proven to be an effective sales strategy for our business.  Apart from any personnel involved with our online advertising campaigns, we do not have a dedicated sales force.

Suppliers

There are a number of suppliers available for the pharmaceutical and non-pharmaceutical products that we sell. Our principal suppliers are Amerisource Bergen and Cardinal Health as well as many direct manufacturers like Accord, Allison Medical, Inc., Dava, Torrent, Perrigo, Camber and Carlsbad. While we source our supplies from a limited number of suppliers, we do not believe that our business is dependent on any one supplier since the products that we sell are readily available from a number of alternative suppliers.  If a supplier, even if a significant supplier, were to no longer be available to us, we believe that we could source replacement product through one or more alternative suppliers without having a significant effect on our business model.

Customers

We sell directly to individual consumers who purchase prescription medications and OTC products. We also work with pharmacy benefit managers, self-insured employers and insurance companies to provide their members with prescription medications.

Seasonality

Historically, the largest amount of our net sales has occurred in the fourth quarter.  As a result, we sometimes experience an increase in shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery during this time of year.

Competition

The market for prescription and OTC health products is intensely competitive and highly fragmented.  Our competitors in the segment include chain drugstores, mail order pharmacies, pharmacy benefits managers (“PBMs”), mass market retailers, warehouse clubs and supermarkets. Many of these potential competitors in the market are also established organizations with greater access to resources and capital than we have. In addition, we face competition from foreign online pharmacies that can often sell drugs to U.S. residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. We also compete with Internet portals and online service providers that feature shopping services and with other online or mail-order retailers that offer products similar or the same to those that we sell.

We believe that the principal competitive factors in our market include brand awareness and preference, company credibility, product selection and availability, convenience, price, actual or perceived value, website features, functionality and performance, ease of purchasing, customer service, privacy, quality and quantity of information supporting purchase decisions (such as product information and reviews), and reliability and speed of order shipment.

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

Our website was developed using 100% open source code. We use a 100% open source platform which runs on Linux, Apache, MySQL and PHP (“LAMP”).

In addition, we have utilized open source software from other vendors to speed up our development time. For management of our content and commerce catalog, we utilize Magento, an open source e-commerce platform.  For our reporting and tools, we utilize Google Analytics. Our checkout process has two options including Google Checkout for OTC orders and our own proprietary checkout for OTC and prescription orders.

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

In addition, although we presently do not accept insurance reimbursement nor do we participate in federal and state programs such as Medicare and Medicaid, this may change in the future. If in the future we do accept reimbursement from commercial or governmental payers, we would be subject to extensive government regulation including numerous state and federal laws and corresponding regulations directed at preventing fraud and abuse and regulating reimbursement.

Among the federal and state laws and regulations that currently affect or may reasonably affect in the future aspects of our business are the following:

Regulation of Our Pharmacy Operations

The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Our pharmacy must be licensed in the state in which it is located. In some states, regulations require compliance with standards promulgated by the United States Pharmacopeia (“USP”).  The USP creates standards in the packaging, storage and shipping of pharmaceuticals.  Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state’s board of pharmacy or similar regulatory body. In addition, some states have proposed laws to regulate online pharmacies, and we may be subject to this legislation if it is passed. Furthermore, if our pharmacy dispenses durable medical equipment items, such as infusion pumps, that bear a federal legend requiring dispensing pursuant to a prescription, we would also be regulated by applicable state and federal durable medical equipment laws.

Federal agencies further regulate our pharmacy operations. Pharmacies must register with the Drug Enforcement Administration (DEA) and individual state controlled substance authorities in order to dispense controlled substances. We sell controlled substances and therefore require a DEA license and maintain a DEA license. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission (“FTC”) also has requirements for mail-order sellers of goods. The U.S. Postal Service (“USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail-order operations.  The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us.  However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations.

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

We also are required to comply with the Dietary Supplement Health and Education Act (“DSHEA”) when selling dietary supplements and vitamins.  The DSHEA generally governs the production, sale and marketing (including labeling) of dietary supplements, and it requires reporting to the FDA of certain adverse events regarding dietary supplements.

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

Regulation Relating to Data Transmission and Confidentiality of Patient Identifiable Information

Dispensing of prescriptions and management of prescription drug benefits require the ability to utilize patient-specific information. Government regulation of the use of patient identifiable information has grown substantially over the past several years.  At the federal level, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which extensively regulates the transmission, use and disclosure of health information by all participants in healthcare delivery, including physicians, hospitals, insurers and other payers.  To the extent that our pharmacy operations engage in certain electronic transactions (including claims for reimbursement by third-party payers), we may be a covered entity which is directly subject to these requirements.  Additionally, regulation of the use of patient-identifiable information is likely to increase. Congress is currently reviewing proposals that would alter HIPAA, which would create additional administrative burdens. Many states have passed or are considering laws addressing the use and disclosure of health information. These proposals vary widely, some relating to only certain types of information, others to only certain uses, and yet others to only certain types of entities.  These laws and regulations have a significant impact on our operations, products and services, and compliance with them is a major operational requirement.  Regulations and legislation that severely restrict or prohibit our use of patient identifiable information could materially adversely affect our business.

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

Fraudulent Billing, Anti-Kickback, Stark, Civil Monetary Penalties and False Claims Laws and Regulations

Our operations may in the future participate in federal and state programs such as Medicare and Medicaid. If we do, we would be subject to extensive government regulation including numerous state and federal laws and corresponding regulations directed at preventing fraud and abuse and regulating reimbursement. The government’s Medicare and Medicaid regulations are complex and sometimes subjective and therefore may require our management’s interpretation. If we were to participate in federal and state programs such as Medicare and Medicaid, our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services’ (“HHS”) Office of the Inspector General (“OIG”), the Centers for Medicare and Medicaid Services (“CMS”), the Department of Justice (“DOJ”), and the FDA. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits to ensure compliance with various supplier standards and billing requirements. Similarly, regional health insurance carriers routinely conduct audits and request patient records and other documents to support claims submitted for payment.

Federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal healthcare program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal healthcare programs. These laws are commonly referred to as anti-remuneration or anti-kickback laws. Several states also have similar laws, known as “all payer” statutes, which impose anti-kickback prohibitions on services covered by any third-party payer (whether or not a federal healthcare program). Anti-kickback laws vary between states, and courts have rarely interpreted them.  If in the future we accept third-party reimbursement, we may be subject to these laws.

Courts, the OIG and some administrative tribunals have broadly interpreted the federal anti-kickback statute and regulations.  Courts have ruled that a violation of the statute may occur even if only one of the purposes of a payment arrangement is to induce patient referrals or purchases.  Should we enter the government payer sector, it is possible that our current practices in the commercial sector may not be appropriate in the government payer sector.

The Ethics in Patient Referrals Law (“Stark Law”) prohibits physicians from making a referral for certain Medicare-covered health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid.  Many states have adopted laws similar to the Stark Law, which restrict the ability of physicians to refer patients to entities with which they have a financial relationship.

The Federal False Claims Act prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Civil monetary penalties may be assessed for many types of conduct, including conduct that is outlined in the statutes above and other federal statutes in this section. Under the Deficit Reduction Act of 2005 (“DRA”), states are encouraged to pass state false claims act laws similar to the federal statute.

Sanctions for fraudulent billing, kickback violations, Stark Law violations or violations of the False Claims Act include criminal and civil penalties. If we do accept third-party reimbursement and/or participate in federal payer programs in the future and are found to have violated any state or federal kickback, Stark Law or False Claims Act law, we could be liable for significant damages, fines or penalties and potentially be ineligible to participate in federal payer programs.

Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans and Reimbursement for Durable Medical Equipment

Recently, the federal government has increased its focus on methods drug manufacturers employ to develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs.  One element common to many payment formulas, the use of “average wholesale price” (“AWP”) as a standard pricing unit throughout the industry, has been criticized as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The DOJ is currently conducting, and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs.

The DRA revised the formula used by the federal government to set the Federal Upper Limit (“FUL”) for multiple source drugs by adopting 250 percent of the average manufacturer’s price (“AMP”) without regard to customary prompt pay discounts to wholesalers for the least costly therapeutic equivalent. On July 17, 2006, HHS published a Final Rule for the Medicaid Prescription Drug Program implementing the DRA in which AMP was defined to exclude discounts and rebates to pharmacy benefit managers and include sales to mail-order and specialty pharmacies in the AMP calculation by manufacturers.

These proposals and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could affect our ability to negotiate discounts with pharmaceutical manufacturers. They could also impact the reimbursement we may receive from government payers in the future should we choose to participate in such programs. In addition, they may affect our relationships with health plans. In some circumstances, they might also impact the reimbursement that we would receive from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised pricing information. Furthermore, private payers may choose to follow the government’s example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts and rebates.

Relative to our durable medical equipment operations, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“DIMA”), established a program for the competitive acquisition of certain covered items of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”). Diabetes testing supplies, including test strips and lancets, which are commonly supplied via mail-order delivery, are subject to the competitive acquisition program. Only qualified suppliers that meet defined participation standards specified in the final rule will be permitted to engage in the competitive acquisition program. In 2010, mail-order diabetes testing supplies may be subject to a national or regional program, which would require mail-order suppliers to bid on supplying certain DMEPOS items.

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

If we participate in these state and/or federal payer programs in the future, we will have to comply with the applicable conditions of participation for such plans, may be subject to competitive bidding requirements under such plans, and may be subject to adverse pricing limitations imposed by such plans (including the DRA limits described above).

Industry Standards for Pharmacy Operations

The National Committee on Quality Assurance, the American Accreditation Health Care Commission (known as “URAC”), the Joint Commission on Accreditation of Healthcare Organizations and other quasi-regulatory and accrediting bodies have developed standards relating to services performed by pharmacies, including mail order, formulary, drug utilization management and specialty pharmacy. While the actions of these bodies do not have the force of law, pharmacy benefit managers and many clients for pharmacy benefit manager services seek certification from them, as do other third parties. These bodies may influence the federal government or states to adopt requirements or model acts that they promulgate. The federal government and some states incorporate accreditation standards of these bodies, as well as the standards of the National Association of Insurance Commissioners and the National Association of Boards of Pharmacy, a coalition of state pharmacy boards, into their drug utilization review regulation. Future initiatives of these bodies are uncertain and resulting standards or legislation could impose restrictions on us in a manner that could significantly impact our business.

The National Association of Boards of Pharmacy has also developed the VIPPS program as a model for self-regulation for online pharmacies and we were the 19th pharmacy in the U.S. to receive VIPPS certification.

Employees

           As of July 17, 2013, we employed 41 full-time employees, 2 part-time employees and 2 non-contractual laborers. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are good. The Company, from time to time, also utilizes independent contractors to supplement its workforce.

Item 1A: Risk Factors

Risks Related to the Deficiencies in Our Internal Controls and Our Failure to File Timely Periodic Reports with the SEC.

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our internal controls were not effective as of December 31, 2012 and 2011.  We may be unable to remedy these deficiencies or develop, implement and maintain effective controls in future periods.

Based on the review conducted by our non-management directors and management’s annual assessment of our internal controls, we concluded that, as of December 31, 2011, our internal controls over financial reporting were not effective.  As of December 31, 2012, management has concluded that the material weaknesses identified at December 31, 2011 continue to exist and the internal control over financial reporting was still not effective. The specific material weaknesses identified by the directors and management are described in Part II—Item 9A, “Controls and Procedures”.

Due to financial constraints, we have not fully developed or implemented a remediation plan to address the material weaknesses and other deficiencies.

Even if we are able to fully implement a remediation plan in the future, we cannot assure you that we will be able to remedy these material weaknesses, that additional material weaknesses or other deficiencies in our internal controls will not arise in the future or that our internal controls will be adequate in all cases to prevent us from reporting inaccurate financial information.  A failure in our internal controls could result in material misstatements in our reported financial information or misappropriation of our assets.  Such failures or misstatements could result in investors losing confidence in our reported financial information, which may adversely affect the market price of our common stock or restrict our ability to raise capital.  In addition, we may be subject to investigations by or sanctions from the SEC or other governmental authorities and lawsuits from investors, all of which could adversely affect our results of operations.

Our failure to file on time our Form 10-K for the year ended December 31, 2011 with the SEC limits our access to the public securities markets, and resulted in our common stock being removed from the OTCQB Market Tier, which could adversely affect the liquidity of our common stock.

We did not file this Form 10-K with the SEC on time and we have not yet filed our Form 10-Q for the quarter ended March 31, 2013, which was due on May 15, 2013.  As a consequence, we will be ineligible to use short form registration statements, such as Form S-3, to register securities for sale until we have been timely in filing our periodic reports under the Exchange Act for twelve months.  Although we still may register securities using Form S-1, the extra time and expense of using this form is likely to increase our cost of raising capital in the public markets and may limit our ability to respond quickly to market opportunities.

The delay in filing our Form 10-K for the year ended December 31, 2011 resulted in the loss of our quotation privileges, on the OTCQB market tier and the liquidity for our common stock could be adversely affected by reducing the ability or willingness of broker-dealers to make a market in or otherwise sell our shares and the ability of our stockholders to sell their shares in the secondary market. Our common stock currently trades on the OTC Pink market tier. Furthermore, on or about April 16, 2012, we lost our Rule 144(i)(2) exemption which prevents the sale of restricted stock into the public market.  This could adversely affect our stockholders ability to sell our shares.

Risks Relating to Our Business and Industry

We have a limited operating history, a history of generating significant losses, a substantial working capital deficiency and a stockholders’ deficiency; and may not be able to sustain profitability. The report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Old HW, which now constitutes our principal business, was formed in March 2007 and has a limited operating history upon which you can evaluate our business and prospects. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $5,574,775 and $5,712,199 for the years ended December 31, 2012 and 2011, respectively. On February 13, 2013, we received a Notice of Redemption of our Series C Redeemable Preferred Stock aggregating $1,000,000. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2012  and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern.  The report also states that, we have incurred significant operating losses and we need to raise additional funds in order to meet our obligations and sustain operations.  The report states that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our plans in regard to these matters are described in footnote 2 to our audited financial statements as of December 31, 2012 and for the years ended December 31, 2012 and 2011.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If our plans or assumptions change or prove to be inaccurate, we may continue to incur net losses in 2013, and possibly longer.  As a result, investors may lose all or a part of their investment.

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

Our revenues and operating results may vary significantly from quarter to quarter.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

●	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ demands;

●	the frequency and size of customer orders and the quantity and mix of OTC and prescription products our customers purchase;

●	changes in demand with respect to existing and new OTC and prescription products;

●	changes in consumer acceptance and usage of the Internet, online services, and e-commerce;

●	the price we charge for our OTC and prescription products and for shipping those products, or changes in our pricing policies or the pricing policies of our competitors;

●	the extent to which we offer free shipping or other promotional discounts to our customers;

●	our ability to acquire merchandise, manage inventory, and fulfill orders;

●	technical difficulties, system downtime, or interruptions;

●	timing and costs of upgrades and developments in our systems and infrastructure;

●	timing and costs of marketing and other investments;

●	disruptions in service by shipping carriers;

●	the introduction by our competitors of new websites, products, or services;

●	the extent of reimbursements available from third-party payers; and

●	changes in government regulation.

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

If we do not attract and retain higher volumes of customers to our Internet store at a reasonable cost, we will not be able to increase our revenues or achieve consistent profitability. Our success depends on our ability to continue to convert a large number of customers from traditional shopping methods to online shopping for health and pharmacy products. Specific factors that could prevent widespread customer acceptance of our online solution include:

●	shipping charges, which do not apply to purchases made at a “brick-and-mortar” store;

●	delivery time associated with Internet orders, as compared to the immediate receipt of products at a brick-and-mortar store;

●	lack of consumer awareness of our website;

●	additional steps and delays in verifying prescriptions and ensuring insurance coverage for prescription products;

●	non-participation in the networks of some insurance carriers;

●	regulatory restrictions or reform at the state and federal levels that could affect our ability to serve our customers;

●	the general acceptance or legalization of prescription drug re-importation;

●	customer concerns about the security of online transactions, identity theft, or the privacy of their personal information;

●	product damage from shipping or shipments of wrong or expired products from us or other vendors, resulting in a failure to establish, or loss of, customers’ trust in buying drugstore items online;

●	inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;

●	delays in responses to customer inquiries;

●	difficulties or delays in returning or exchanging orders; and

●
activity that diminishes a user’s online experience or subjects online shoppers to security risks, such as viruses, spam, spyware, phishing (spoofing e-mails directed at Internet users), and “denial of service” attacks directed at Internet service providers and online businesses, and breaches of data security.

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

We have claims and lawsuits against us that may result in adverse outcomes.

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

●
entities engaging in the practice of pharmacy are subject to numerous federal and state regulatory requirements, including those relating to pharmacy licensing and registration, the dispensing of prescription drugs, pharmacy record keeping and reporting, and the confidentiality, security, storage, and release of patient records; and

●
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

In order to execute our business plan, we must be able to keep our existing management and professionals and, when necessary, hire additional personnel who have the expertise we need. We cannot assure you that we will be able to this, and our failure to do so could have a material adverse effect on our business, results of operations and financial condition. We are particularly dependent on the services of Lalit Dhadphale, our Chief Executive Officer, President and Principal Financial Officer. We do not carry key-man life insurance for our benefit on Mr. Dhadphale or on any other employee of our company.

We are a public company and, as such, are subject to the reporting requirements of federal securities laws, which are expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Compliance with these obligations requires significant time and resources from our management and increases our legal, insurance and financial compliance costs. It is also time consuming and costly for us to develop and implement the internal controls and reporting procedures required by Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirements of the Sarbanes-Oxley Act, it may preclude us from keeping our filings with the SEC current. Non-current reporting companies may be subject to various restrictions, such as the inability to be quoted on the OTCQB Market Tier.  See “If we fail to remain current in our reporting requirements, we could be removed from the OTCQB Market Tier, which would limit the ability of broker-dealers to sell our securities and the ability of our stockholders to sell their securities in the secondary market.” (Since the Company failed to file the SEC Form 10-K for the fiscal year ended December 31, 2011 on a timely basis, our Common Stock has been trading on the OTC Pink market tier.)

Risks Related to Our Common Stock

Our Common Stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock has been below $5.00 per share and therefore we are designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is now quoted on the OTC Pink market tier, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

Our stock price may continue to be volatile and may decrease in response to various factors, which could adversely affect our business and cause our stockholders to suffer significant losses.

Our Common Stock is illiquid, and its price has been and may continue to be volatile in the indefinite future.  During 2012, the high and low sale prices of our common stock were $7.74 and $3.15, respectively.  On July 17, 2013, the closing price of our common stock was $1.30.  The price of our stock could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	government regulations;

●	competitive pricing pressures;

●	our ability to obtain working capital;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons, whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

If we fail to become current in our reporting requirements, we could remain on the OTC Pink market tier, which would limit the ability of broker-dealers to sell our securities and the ability of our stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB Market Tier must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB Market Tier. If we fail to become current in our reporting requirements, we could remain on the OTC Pink market tier. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of our stockholders to sell their securities in the secondary market. See “We must comply with Section 404 of the Sarbanes-Oxley Act, which requires us to document and test our internal controls over financial reporting.  Any delays or difficulty in satisfying these requirements could adversely affect our future stock price.”

Our stock trading volume may not provide adequate liquidity for investors, and the price of our common stock may fluctuate significantly.  This may make it difficult for you to resell our common stock when you want or at prices you find attractive.

Shares of our common stock are traded on the over-the-counter markets, including the OTC Pink market tier of the OTC Markets Group Inc. (formerly the Pink Sheets).  The average daily trading volume in our common stock is generally less than that of larger companies whose stocks are listed on an exchange and can often be sporadic and very limited.  Given the limited and sporadic trading of our common stock, holders of our common stock may be unable to make significant sales of the common stock in a brief period of time.  In addition, our common stock may be subject to significant price swings even when a relatively small number of shares are traded.  We cannot predict the volume or prices at which our common stock will trade in the future.

Our officers, directors and 5% or greater stockholders have significant voting power.

Our executive officers, directors, and our 5% or greater stockholders beneficially own approximately 54.4% of our outstanding voting securities as of July 1, 2013.  If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

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

To date, we have financed our activities through the proceeds from sales of our equity securities in private placement financings and the proceeds from the issuance of our promissory notes in private financings.  Any future financings by us may result in substantial dilution of the holdings of existing stockholders and could have a negative impact on the market price of our common stock.  Furthermore, we cannot assure you that such future financings will be possible.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings, if any, to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, which also houses our pharmacy and customer service operations as well as our inventory, is located at 7107 Industrial Road, Florence, Kentucky, 41042. We occupy 62,600 square feet of warehouse space under a lease with a monthly rental rate range from $9,224 to $11,975.  The lease expires January 1, 2017.

The Company leased an apartment at a monthly lease rate of $2,850. The lease expired on March 31, 2013.

On June 7, 2013 we signed a three year lease for $1,000 per month at a 1,200 square foot location in Lawrenceburg, Indiana which will serve as an office, backup facility and closed door pharmacy.

Item 3. Legal Proceedings.

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company’s consolidated financial condition or consolidated results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings nor have we been made aware of any penalties from regulatory audits, except as described below.

On November 29, 2011, NMN Advisors, Inc. (“Plaintiff”) filed a complaint against us alleging that we breached a consulting agreement. The complaint seeks damages of $70,000 plus pre-judgment interest. On February 6, 2012, we filed our answer to the complaint denying that we owe any amounts under the contract, and we also filed a cross-complaint against the plaintiff asserting a number of causes of action, including breach of contract. Plaintiff filed its answer to our cross-complaint on March 5, 2012. Both we and the Plaintiff agreed to attempt to resolve the dispute by court mediation and on August 21, 2012, this litigation was resolved by a negotiated settlement.

On February 9, 2012, two of our former stockholders, Rock Castle and Jason Smith (“Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our common stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for us in connection with our purchase of shares of our common stock from Plaintiffs in September 2011.  On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.  Trial of the case is currently scheduled for April of 2014.  We deny all of the Plaintiffs’ claims and intend to contest this matter vigorously.

On March 2, 2012, a former contractor of ours filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that, among other things, we failed to pay amounts due on certain credit cards that were issued in plaintiff’s name but for which we agreed to assume financial responsibility. Although we deny any responsibility for the payments owed, we resolved this dispute by entering into a settlement agreement with the plaintiff, and the suit was voluntarily dismissed on May 30, 2012.

On October 9, 2012, American Express Travel Related Services Company, Inc. brought legal action against us in the Boone County, Kentucky Circuit Court. The action seeks to recover the unpaid balance on a credit card account in the amount of $87,029, plus interest and costs. We filed an answer in November 2012.  This litigation was resolved on July 10, 2013 by a negotiated settlement.

On November 5, 2012, HD Smith, Inc., one of our vendors, (“Plaintiff”) filed a complaint against us alleging that we breached our vendor credit agreement. The Plaintiff is seeking damages of $170,316 plus pre-judgment interest and attorneys’ fees. This litigation was resolved on January 25, 2013, as amended on June 20, 2013, by a negotiated settlement.

On March 13, 2013, a former vendor filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached our contract. The plaintiff is seeking damages of $17,800 plus pre-judgment interest and other costs and expenses. We answered the complaint and trial was set for June 2014.  This matter was resolved on June 20, 2013 by a negotiated settlement.

On March 20, 2013, a complaint was filed in the Delaware Court of Chancery by two of our shareholders, HWH Lending, LLC and Milfam I L.P., seeking to compel the holding of an annual meeting of stockholders for the election of directors under Delaware law. We filed an answer to the complaint on April 12, 2013.  On May 13, 2013, we publicly announced that the Board of Directors had set the date for our next annual meeting of stockholders as August 15, 2013 at 11:00 a.m. Eastern time.  In lieu of further litigation, on July 18, 2013, the parties submitted to the court a proposed order confirming August 15, 2013 as the annual meeting date and establishing certain procedures related to the annual meeting.  On July 18, 2013, the court entered the proposed order providing that (i) we shall notice and hold our annual meeting on August 15, 2013 for the election of directors and for the transaction of any other business properly brought before the meeting, and the date of the  meeting shall not be adjourned, continued or postponed prior to the election of directors absent an order of the court; (ii) the shares of our stock represented at the annual meeting, either in person or by proxy, and entitled to vote thereat shall constitute a quorum for purposes of the meeting, notwithstanding any contrary provision in our certificate of incorporation or Bylaws, and (iii) the record date for the determination of stockholders entitled to notice of and to vote at the annual meeting is July 1, 2013, and if the annual meeting noticed for August 15, 2013 is adjourned, continued or postponed prior to the election of directors pursuant to an order of the court, we may set a new record date in accordance with our Bylaws.

On April 23, 2013, our Board of Directors formed a Special Committee, chaired by Youssef Bennani, a director and the Chairman of our Audit Committee, to investigate certain stockholder demands.  Since March 1, 2013, we have received three letters from stockholders alleging certain breaches of fiduciary duties by directors of us and demanding that we commence investigations of the alleged conduct.  On March 1, 2013, we received a letter on behalf of the holders of our Series B Preferred Stock (“Preferred Holders”) alleging that a convicted felon appears to be a consultant to us, is indebted to the Company, and has the ability to exercise control over the Company.  On March 8, 2013, we received a letter on behalf of stockholder Wayne Corona, who is also a consultant to the Company, alleging that two directors, Matthew Stecker and John Backus, breached their fiduciary duties and demanding that we investigate legal claims against those directors.  The letter alleges that the director designee of the holders of our Series B Preferred Stock and the director designee of New Atlantic Ventures Fund III, L.P. (“NAV”) acted in concert to attempt to scuttle our recent financing plan.  The letter also alleged that the director designee of the Preferred Holders and the director designee of NAV sought to prevent us from paying back its lenders in 2010 and 2011.  On March 18, 2013, we received a letter on behalf of the two directors denying the allegations and stating there was no proper basis for launching an investigation.  On March 27, 2013, a letter on behalf of Messrs. Backus and Stecker, in their capacities as directors and stockholders, demanded that we (i) investigate alleged breaches of confidentiality and fiduciary duties by our President and CEO and two other directors in connection with the purported stockholder demand letter of Mr. Corona dated March 8, 2013, and (ii) assert related claims against those individuals.  The letter also asserted that the director constituting the special committee, Youssef Bennani, is subject to alleged conflicts of interest that disqualify him from serving on any proposed special committee to evaluate the pending stockholder demands.  The Special Committee has retained an independent law firm to conduct the investigation and advise the Special Committee.

On April 30, 2013, a purported class-action complaint was filed against us in the United States District Court for the Northern District of Illinois.  The complaint alleges that we sent an unsolicited advertising fax to Glen Ellyn Pharmacy, the named plaintiff, and other recipients.  The complaint alleges that such a fax violates the federal Telephone Consumer Protection Act (the “TCPA”), the Illinois Consumer Fraud Act and Illinois common law.  Under the TCPA, recipients of unsolicited fax advertisements are entitled to damages of up to $500 per fax for inadvertent violations and up to $1,500 for knowing or willful violations.  At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of persons and entities who were sent advertising faxes by us which did not contain an opt out notice.  On June 19, 2013, the plaintiff filed an amended class-action complaint which withdrew the two counts for alleged violations of the Illinois Consumer Fraud Act and the common law tort of conversion.  The amended complaint eliminates claims for damages under Illinois law and leaves only a single count for an alleged violation of the TCPA.  We filed an answer to the amended complaint on July 8, 2013.  The District Court has not established or recognized any class.  We are vigorously contesting class certification and liability, and will continue to evaluate its defenses.  However, it is impossible to predict with certainty the outcome of any litigation, and we can offer no assurance on whether we will be successful in any such litigation.

On May 7, 2013, a putative stockholder derivative action was filed in the Court of Chancery of the State of Delaware against certain directors and our CEO and against us, as a nominal defendant.  The complaint alleges claims for breach of fiduciary duty, entrenchment and corporate waste arising out of the alleged failure to conduct annual meetings, SEC filing obligations, advances to a former employee and a $500,000 secured loan to us which the entire board of directors approved.  The derivative complaint seeks unspecified compensatory damages and other relief.  We and the individual defendants believe that the allegations stated in the complaint are without merit and intend to defend ourselves vigorously against the allegations.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $27,000.  We were served with the lawsuit in June 2013 and have not yet filed an answer to the complaint.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of Common Stock are currently quoted on the OTC Pink - Limited Information market tier under the symbol HEWA.

The following table sets forth the high ask and low bid prices for our common stock for the periods indicated as reported by the OTCQB or OTC Pink-Limited Information market tier.

Quarter	Year Ended December 31, 2012		Year Ended December 31, 2011

	High	Low	High	Low

First	$ 6.99	$ 5.50	$ 6.50	$ 3.10

Second	$ 7.74	$ 6.00	$ 6.90	$ 4.50

Third	$ 6.70	$ 4.75	$ 5.14	$ 2.95

Fourth	$ 5.79	$ 3.15	$ 5.90	$ 3.69

On July 17, 2013, the closing price of our common stock, as reported by the OTC Pink-Limited Information market tier, was $1.30 per share.

These bid and ask prices represent prices quoted by broker-dealers on the OTC Market.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of July 17, 2013, there were 26,050,960 shares of our common stock outstanding.

Holders

As of July 17, 2013, there were 377 holders of record of our common stock.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

Dividends

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the future.

Recent Sales of Unregistered Securities

On February 1, 2013, the Company completed private placements for an aggregate of $3,376,975 for the purchase 3,376,975 units at a price of $1.00 per unit. The aggregate amount includes $500,000, which was received from the Company’s Chief Executive Officer. Each unit consists of (i) one share of the Company’s Common Stock, and (ii) five-year warrants to purchase three shares of the Company’s Common Stock at an exercise price of $0.25 per share. The sale of the Common Stock and warrants was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws, which exempt transactions by an issuer not involving any public offering.

On February 15, 2013, the Company issued 1,202,350 shares of our Common Stock to the holder of a warrant which elected to exercise warrants to purchase 1,425,000 shares of our Common Stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.25 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws, which exempt transactions by an issuer not involving any public offering.

On March 15, 2013, the Company converted $761,000 of notes payable and other advances – from related parties and $72,000 of accounts payable to a related party into an aggregate of 833,000 units at a price of $1.00 per unit. Each unit consists of (i) one share of the Company’s Common Stock, and (ii) five-year warrants to purchase two and three-quarters shares of the Company’s Common Stock at an exercise price of $0.25 per share. The issuance of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws, which exempt transactions by an issuer not involving any public offering.

On March 18, 2013, the Company issued an aggregate of 5,732,434 shares of Common Stock to several holders of warrants who elected to exercise warrants to purchase 6,700,744 shares of Common Stock on a "cashless" basis under the terms of the warrants. The warrants had exercise prices of $0.25 per share. The issuance of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws, which exempt transactions by an issuer not involving any public offering.

On April 2, 2013, the Company issued 573,826 shares of our Common Stock to the holder of a warrant which elected to exercise warrants to purchase 750,000 shares of Common Stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.35 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws which exempt transactions by an issuer not involving any public offering.

On April 10, 2013, the Company issued 1,250,000 shares of our Common Stock to the holder of a warrant which elected to exercise warrants to purchase 1,500,000 shares of Common Stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.35 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws, which exempt transactions by an issuer not involving any public offering.

On April 11, 2013, the Company issued an aggregate of 125,000 shares of Common Stock at a per share price of $1.00 to two accredited investors in a private offering.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws, which exempt transactions by an issuer not involving any public offering.

On April 26, 2013, the Company issued 375,000 shares of our Common Stock to the holder of a warrant which elected to exercise warrants to purchase 450,000 shares of Common Stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.35 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws which exempt transactions by an issuer not involving any public offering.

On May 13, 2013, the Company issued 256,647 shares of our Common Stock to the holder of a warrant which elected to exercise warrants to purchase 300,000 shares of Common Stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.35 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws which exempt transactions by an issuer not involving any public offering.

On June 18, 2013, the Company issued an aggregate of 159,352 shares of our Common Stock to holders of warrants that elected to exercise warrants to purchase 408,345 shares of common stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $1.00 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws which exempt transactions by an issuer not involving any public offering.

On June 20, 2013, the Company issued an aggregate of 185,138 shares of our Common Stock to holders of warrants that elected to exercise warrants to purchase 215,000 shares of common stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.25 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws which exempt transactions by an issuer not involving any public offering.

On July 1, 2013, the Company issued an aggregate of 130,053 shares of our Common Stock to holders of warrants that elected to exercise warrants to purchase 150,000 shares of common stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.25 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws which exempt transactions by an issuer not involving any public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Reference is made to “Information Regarding Forward-Looking Statements” and Item 1A “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a VIPPS accredited retail mail-order pharmacy and healthcare e-commerce company that sells discounted generic and brand name prescription drugs, as well as, over-the-counter (OTC) medical products and surgical supplies. Our web addresses are http://www.healthwarehouse.com  and http://www.hocks.com. At present, we sell:

●	a range of prescription drugs (we are licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia);

●	diabetic supplies including glucometers, lancets, syringes and test strips;

●	OTC medications covering a range of conditions from allergy and sinus to pain and fever to smoking cessation aids;

●	home medical supplies including incontinence supplies, first aid kits and mobility aids; and

●	diet and nutritional products including supplements, weight loss aids, and vitamins and minerals.

Our objectives are to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter and prescription medications and products. We intend to continue to expand our product line as our business grows.  For additional information see Part I, Item 1 “Business” on page 3.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011.

	Year Ended December 31, 2012	% of Revenue	Year Ended December 31, 2011	% of Revenue

Net sales	$11,081,429	100.0%	$10,363,293	100.0%
Cost of sales	5,913,977	53.4%	5,845,525	56.4%
Gross profit	5,167,452	46.6%	4,517,768	43.6%
Selling, general & administrative expenses	9,261,523	83.4%	9,246,431	89.2%
Impairment of intangible assets	396,298	3.6%	-	0.0%
Loss from operations	(4,490,369)	(40.5)%	(4,728,663)	(45.6)%
Gain on accounts payable settlement	-	0.0%	32,210	0.3%
Interest income	6,103	0.1%	4,166	0.0%
Interest expense	(1,095,881)	(9.8)%	(1,021,112)	(9.9)%
Other income	5,372	0.0%	1,200	0.0%
Net loss	$(5,574,775)	(50.3)%	$(5,712,199)	(55.1)%

Net Sales

Net sales for the year ended December 31, 2012 grew to $11,081,429 from $10,363,293 for the year ended December 31, 2011, an increase of $718,136 or 6.9%, as a result of an increase in prescription drug sales of approximately $1,600,000 offset by a reduction in OTC sales of approximately $788,000.  During 2012, due to financial constraints, we allocated more funds toward the higher margin prescription drug inventory which has more loyal customers and we allocated less funds toward over-the-counter inventory.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales were $5,913,977 for the year ended December 31, 2012 as compared to $5,845,525 for the year ended December 31, 2011, an increase of $68,452 or 1.2%, primarily as a result of growth in order volume. Gross margin percentage increased year-over-year from 43.6% for the year ended December 31, 2011 to 46.6% for the year ended December 31, 2012, primarily due to the shift in product mix to higher margin prescription drugs from approximately 47.8% of net sales during the year ended December 31, 2011 to 59.2% of net sales in the year ended December 31, 2012. We believe that the change in product mix with prescription drugs increasing will continue to improve margins during 2013 and our marketing efforts have focused on this shift.

Impairment of Intangible Assets

During 2012 we recorded a $396,298 impairment charge associated with the customer relationship intangible assets which resulted from the acquisition of Hocks.com on February 14, 2011. Our Hocks divisions experienced a significant and sustained decline during the year ended December 31, 2012 and our review of the future undiscounted cash flows led us to conclude that the intangible assets should be written off.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $9,261,523 for the year ended December 31, 2012 compared to $9,246,431 for the year ended December 31, 2011, an increase of $15,092 or 0.2%. The year ended December 31, 2012 expense increases included (a) expanded recognition of depreciation and amortization expense of $103,306 (primarily due to recording a higher 2012 charge for assets acquired during 2011); (b) higher legal fees of $382,629 (primarily due to increased litigation); (c) contract labor expense of $225,088 (primarily due to management transition); (d) health insurance expense of $156,821 (primarily due to increase in headcount) and (e) accounting fees of $170,121 (primarily due to the audit and financial reporting costs relating to certain items identified by the Company’s auditors (see Item 1 – Recent Developments)).  The increases were partially offset by reduction of meals and entertainment expenses of $182,907 and travel related expenses of $65,291. We expect that our selling, general and administrative expenses, specifically legal and professional fees, will decrease as we improve our internal controls over financial reporting and we resolve our outstanding litigation.

Other Income (Expense)

Interest expense increased from $1,021,112 in the year ended December 31, 2011 to $1,095,881 in the year ended December 31, 2012, an increase of $74,769 or 7.3%, due to the contractual loan interest expense of $288,116 for the year ended December 31, 2012 compared to $131,927 for the year ended December 31, 2011, an increase of $156,189.  The increase is due to the increases in the average outstanding balances of our convertible notes payable and notes payable.  This was offset by a decrease of $81,419 in non-cash accretion of debt discount for the year ended December 31, 2012 to $807,766 compared to $889,185 for the year ended December 31, 2011, as a result of certain convertible notes and notes payable maturing in 2012.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of December 31, 2012 we had a working capital deficiency of $8,395,171 and an accumulated deficit of $20,828,674.  During the year ended December 31, 2012, we incurred a net loss of $5,574,775 and used $947,911 of cash in operating activities. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to December 31, 2012, we (a) raised $3,501,975 in an equity financing, substantially all of which was raised in February 2013, and substantially all of the proceeds were used to satisfy the our obligations under our notes and convertible notes totaling $3,000,000, which were previously in default; (b) raised $500,000 in a debt financing; (c) converted $833,000 of obligations to related parties into equity instruments; (c) received a Notice of Redemption related to our Series C Redeemable Preferred Stock aggregating $1,000,000; and (d) continued to incur net losses, use cash in operating activities and experience cash and working capital constraints. As a result of receiving the Notice of Redemption, we must now apply all of our assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (we are not permitted to utilize those assets required to pay our debts as they come due and those assets required to continue as a going concern towards redemption).

We recognize that we will need to raise additional capital in order to fund operations, meet our payment obligations, including the redemption of the Series C Redeemable Preferred Stock, and execute our business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us and whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, extend note repayments, extend the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If we are unable to obtain financing on a timely basis, we could be forced to sell our assets, discontinue our operations and/or seek reorganization under the U.S. bankruptcy code.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2012 and 2011, the Company had cash on hand of $0 and $41, respectively.  Our cash flow from operating, investing and financing activities during this period were as follows:

For the year ended December 31, 2012, cash flows included net cash used in operating activities of $947,911.  This amount included a decrease in operating cash related to a net loss of $5,574,775, partially offset by aggregate non-cash adjustments of $2,275,103, which includes stock-based compensation, depreciation and amortization, debt discount amortization and intangible asset impairment, plus aggregate cash provided by changes in operating assets and liabilities of $2,351,761 (primarily a result of extending payables due to cash constraints).  For the year ended December 31, 2011, cash flows included net cash used in operating activities of $2,560,013.  This amount included a decrease in operating cash related to a net loss of $5,712,199, partially offset by aggregate non-cash adjustments of $2,741,593, which includes stock-based compensation, depreciation and amortization, debt discount amortization and provisions for doubtful accounts and obsolete inventory, plus aggregate cash provided by changes in operating assets and liabilities of $410,593 (primarily a result of extending payables due to cash constraints).

For the year ended December 31, 2012, net cash used in investing activities was $710,263 due to placing cash provided by investors into escrow (restricted cash) net of $139,739 repayments of employee advances. For the year ended December 31, 2011, net cash used in investing activities was $883,868, primarily due to the acquisition of equipment and leasehold improvements of $452,322, $200,000 of cash used to pay the sellers in the Hocks.com acquisition and $247,278 of employee advances.

  For the year ended December 31, 2012, net cash provided by financing activities was $1,658,134. Cash was provided primarily by $850,002 of proceeds from a pending offering, proceeds from notes and other advances – related parties of $605,000 of which $293,812 was repaid during 2012, and the sale of 116,668 shares of our Common Stock for cash proceeds of $525,004, offset in part by capital lease payments of $54,722.   For the year ended December 31, 2011, net cash provided by financing activities was $2,046,338. Cash was provided by the sale of 597,542 shares of our Common Stock for cash proceeds of $1,972,241, the issuance of two notes payable for aggregate proceeds of $3,000,000,  $1,000,000 provided by the sale of 10,000 shares of the Company’s redeemable preferred series C stock, and advances from a stockholder in the amount of $300,000. These amounts were offset in part by the use of $3,419,715 of cash to repurchase 1,179,212 shares of our Common Stock from a greater than 10% stockholder and repayment of $1,000,000 of notes payable.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Our significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts, and the valuation of acquired assets.

Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts. We established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is sent.  If the financial conditions of customers were to materially deteriorate or the nature of the business was to change from prepayment to post payment an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value.  As part of the valuation process, inventory reserves are established to state excess and slow-moving inventory at their estimated net realizable value.

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

Impairment of Long-Lived Assets

We review the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value.

Website Development Costs

Website development costs associated with upgrades or enhancements are capitalized, whereas costs associated with maintenance are expensed. Capitalized costs are amortized over their useful life.

Income Taxes

Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.  GAAP prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We do not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date. We classify interest expense and any related penalties related to income tax obligations as a component of income tax expense.

Debt Discounts

            We record, as a discount to notes and convertible notes, the relative fair value of any warrants issued in connection with the issuances and the intrinsic value of any conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense over the earlier of the term of the related debt or their earliest date of redemption.

Revenue Recognition

Revenues for the sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is reasonably assured.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award. For employees and directors, the award is measured on the grant date.  For non-employees, the award is measured on the grant date and is then remeasured at each vesting date and financial reporting date. We recognize the estimated fair value of the award as compensation cost over the requisite service period of the award, which is generally the option vesting term.  Option valuation models require the input of highly subjective assumptions. Through June 30, 2011 and prior periods, the fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data existed to estimate the volatility using our own historical stock prices.  Beginning in July 2011, we began to use the historical trading prices of our own common stock as a component in the calculation of an estimated volatility figure to determine the fair value of stock-based payment awards using the Black-Scholes model. We determined this assumption to be a better indicator of value. We account for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders’ deficiency.

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When we determine that the embedded conversion options should not be bifurcated from their host instruments, we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We also record, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Common Stock Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide us with a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) providing that such contracts are indexed to our own stock.  We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess the classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and did not have a material impact on our consolidated financial statements or disclosures.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting." This ASU addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within ASC Topic 205 for the purpose of providing consistency between the financial reporting of U.S. GAAP liquidating entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This ASU is effective for periods beginning after December 15, 2013 and would only have an impact on our consolidated financial statements or disclosures if liquidation became imminent.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required hereby are located on pages 53 through 84.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10–K, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f).  The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●
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

As of December 31, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and identified material weaknesses. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the review as of December, 31, 2011.  As of December 31, 2012, management conducted a new evaluation of the effectiveness of our internal control over financial reporting and concluded that the material weaknesses identified previously continue to exist and the Company’s internal control over financial reporting still was not effective.  Due to financial constraints, we have not fully developed or implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2012 that persist are as follows:

●
We did not develop appropriate accounting policies and procedures, including the review and supervision, for all necessary areas and did not effectively communicate our existing policies to our employees.

●	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under OTC Pink or SEC requirements.

●	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

●	We did not have effective controls over disbursements to ensure that disbursements were properly authorized and recorded.

●
We did not maintain a fully integrated financial consolidation and reporting system throughout the year and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce timely financial statements for external reporting purpose.

●	We did not appropriately segregate employees’ duties in connection with the review and approval of certain transactions, reconciliations and other processes in day-to-day operations.

●	We did not have effective policies and procedures to ensure that senior management and the Board of Directors would receive timely information about related party transactions.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls.  We are in the process of developing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2013, as financial resources permit.  Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company plans to hire a full-time Chief Financial Officer who will be on-site.  To address the material weakness arising from inadequate control over disbursements, the Company has canceled certain credit cards, limited the number of personnel with authority over the Company's bank accounts and is in the process of revising its policies and procedures for review and approval of employee disbursements and expenses.  The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve the integration of its financial consolidation and reporting system.  Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2012, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting

On February 21, 2013, Eduardo Altamirano, the Company's Chief Financial Officer, Treasurer and Secretary, stated that he was resigning from all of his positions at the Company effective April 15, 2013. The Chairman of the Audit Committee and each of the other non-management members of the Board of Directors spoke with Mr. Altamirano about the reasons for his departure. Following these discussions, the Board of Directors accepted Mr. Altamirano’s resignation.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of July 17, 2013 are as follows:

Name	Age	Position

Lalit Dhadphale	41	President, Chief Executive Officer and Director

Youssef Bennani	47	Director

Joseph Savarino	43	Director

Ambassador Ned L. Siegel	61	Director

Matthew Stecker	43	Director

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

Mr. Dhadphale brings his executive experience in product development, web site design and internet products.

Youssef Bennani became a member of our Board of Directors on November 11, 2009.  Through January 30, 2012, Mr. Bennani was a Senior Managing Director in Kaufman Bros., L.P.’s Investment Banking department which he joined in 1995.  His responsibilities ranged from public and private financing transactions to general financial advisory for mergers and acquisition, restructuring, acquisition financing and recapitalization.  Prior to joining Kaufman Bros., L.P., Mr. Bennani was an investment banker at Barington Capital, L.P., where primary industry focus was technology. Mr. Bennani received his MBA in international finance from New York University’s Stern School of Business. He also received his Masters in computer science as well as a BS in mathematics and physics from the University of Pierre and Marie Curie in Paris.

In addition to the international and investment banking experiences, Mr. Bennani brings a depth of knowledge of finance that permits him to qualify as the “financial expert” on the Board.

Joseph Savarino became a member of our Board on December 22, 2010. Since June 2010, Mr. Savarino has been a co-founder and Director of Carpeturn.com, Inc. which provides flooring materials and services to the multi-family housing industry, where customers have online and mobile access to schedule installations, manage budgets and track apartment histories. Mr. Savarino was engaged in select Internet and e-commerce consulting projects from 2002 through June 2010, and has prior experience in management, sales, business development and market research. Mr. Savarino was President and Chief Executive Officer of Zengine, Inc., from 1998 until its sale in 2002. Zengine was a public company that provided sell-side e-commerce software and services to customers in the United States and Japan.

As a co-founder and Director of Zengine, Inc. and Carpeturn.com, Inc., Mr. Savarino provides the Board with entrepreneurial background and e-commerce experience.

Ambassador Ned L. Siegel became a member of our Board of Directors on June 14, 2013. Ambassador Siegel has been the President of the Siegel Group, Inc. since September 1997. Ambassador Siegel has been a Managing Member of the Siegel Consulting Group, LLC since November 2009. He was the Ambassador of the United States of America to the Commonwealth of The Bahamas from October 26, 2007 to January 2009. He also served as an Ambassador of the US to the Bahamas, representative of the US in the United Nations, where he served in New York from September 2006 to January 2007, under Ambassador John R. Bolton as a Senior Advisor to the U.S. Mission to the 61st Session of the United Nations General Assembly. During his fifteen-month tenure as Ambassador, he served as Chief of Mission responsible for all operations of Embassy Nassau. Ambassador Siegel served as the Chairman of The Siegel Group Inc. since January 2009. He served as Vice Chairman of Alternative Fuels Americas, Inc. since January 18, 2011 and served as its Director. He has been a Director of PositiveID Corporation since February 2, 2011. He served as a member of the OPIC Board of Directors until September 2007. From January 2003 to October 2007, Ambassador Siegel was a Member of the Board of Directors of the Overseas Private Investment Corporation. From 2003 to 2007, he served as a Member of the Board of Directors of the Caswell-Massey Company, Ltd. In 2003, he was honored by President George W. Bush. In May 2009, he was presented with the United States Coast Guard Meritorious Public Service Award. Ambassador Siegel received Bachelor of Arts from University of Connecticut in 1973 and a Juris Doctorate from Dickinson School of Law in 1976.

Ambassador Siegel brings to the board extensive experience and contacts with government agencies.

Matthew Stecker became a member of our Board of Directors on December 8, 2010. Since 2009, Mr. Stecker has been the CEO and President of Livewire Mobile, a provider of managed personalization services for mobile operators. From 2005-2009, Mr. Stecker was Principal and Vice President of The Management Network Group. Under the Certificate of Designation designating the rights and privileges of the Company’s Series B Preferred Stock, the holders of the Company’s Series B Preferred Stock have the right to designate or elect one of the Company’s directors (the “Series B Director”).  The holders of a majority of the Company’s outstanding Series B Preferred shares have designated Mr. Stecker as the initial Series B Director.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are appointed annually by the board of directors and serve at the discretion of the board.

Currently, the Company’s Chief Executive Officer also holds the position of Chairman of the Board of Directors and Principal Financial Officer.  In the future, however, the Board may reconsider whether its Chief Executive Officer should also serve as Board Chairman.

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Youssef Bennani (Chair). The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangement and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. Our Board has determined that the member of the Audit Committee meets the independence requirements of the SEC. Our Board has also determined that Youssef Bennani qualifies as an “audit committee financial expert,” as defined in SEC rules. Mr. Bennani, on behalf of the Audit Committee, met with the Company’s independent auditors three times in 2012 on a formal basis in addition to a number of informal meetings throughout the year.

Compensation Committee

We established a Compensation Committee of the Board of Directors on April 16, 2012. The function of the Compensation Committee is to recommend to the full Board of Directors the compensation to be offered to our executive officers and the compensation to be offered to our directors.  The Compensation Committee also administers our 2009 Incentive Compensation Plan, and recommends and approves grants of stock options and restricted stock under that plan.

Nominating Committee

The entire Board of Directors acts as a nominating committee. Nominations for election to our Board of Directors may be made by the board of directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Delaware law.

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

Legal Proceedings

See Item 3 for disclosure of material proceedings to which any of directors, executive officers, affiliates or stockholders is a party adverse to us.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(a) of the Exchange Act

Youssef Bennani, a director of the Company, failed to file one Form 4 on a timely basis reporting his acquisition during 2012 of options to purchase shares of the Company’s Common Stock.

Joseph Savarino, a director of the Company, failed to file one Form 4 on a timely basis reporting his acquisition during 2012 of options to purchase shares of the Company’s Common Stock.

Matthew Stecker, a director of the Company, failed to file one Form 4 on a timely basis reporting his acquisition during 2012 of options to purchase shares of the Company’s Common Stock.

Cape Bear Partners, LLC, a greater than 10% stockholder of the Company during 2012, failed to file one Form 4 on a timely basis reporting its sale during 2012 of shares of the Company’s Common Stock.

Cape Bear Partners, LLC, a greater than 10% stockholder of the Company during 2012, failed to file one Form 4 on a timely basis reporting its indirect purchase during 2012 of shares of the Company’s Common Stock.

Stockholder Recommendations of Board Nominees

In nominating candidates for election as a director, the Board will consider candidates recommended by stockholders who satisfy the notice, information and consent provisions set forth in our Amended and Restated Bylaws. Stockholders who wish to recommend a candidate may do so by writing to the Board of Directors in care of the Corporate Secretary, at HealthWarehouse.com, 7107 Industrial Road, Florence, Kentucky 41042. The Board will use will use the same evaluation process for director nominees recommended by stockholders as it uses for other director nominees. A copy of our Amended and Restated Bylaws may be obtained by any stockholder upon request to our Corporate Secretary or through the SEC’s website at www.sec.gov.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for 2012 and 2011 for our Chief Executive Officer and for our last Chief Financial Officer during the years shown. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of 10% of their total annual compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Lalit Dhadphale (2) President and Chief Executive Officer	2012 2011	265,534 250,000	83,750 83,750	- 891,569	- -	349,284 1,225,319

Eduardo Altamirano (3) Chief Financial Officer, Treasurer and Secretary	2012	59,601	-	1,182,925	-	1,242,526

(1)
The amounts in the “Option Awards” column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions we used to calculate these amounts are discussed in the notes to our consolidated financial statements included in this report on Form 10-K.

(2)	Mr. Dhadphale ceased receiving a salary beginning January 1, 2013 in order to conserve the Company’s resources to support its development activities.
(3)	Mr. Altamirano joined the Company in May 2012, was appointed Chief Financial Officer on September 24, 2012, and resigned on April 15, 2013. All of his stock options expired upon his resignation.

Narrative Disclosure to the Summary Compensation Table

The goal of our executive compensation program is to attract and retain qualified individuals and motivate those individuals to perform at the highest of professional levels and to contribute to our growth and success. Due to our limited resources, we currently have only one named executive officer: Lalit Dhadphale, our President, Chief Executive Officer and Chairman of the Board of Directors. He has agreed to below market compensation and elected not to receive a salary beginning January 1, 2013 in order to conserve the Company’s resources to support its development activities. Pursuant to the rules of the SEC, we have also included the compensation information for Eduardo Altamirano, our former Chief Financial Officer, who resigned in April 2013.

Consistent with the size and nature of our Company, our executive compensation program is simple, consisting of a base salary and long-term equity awards in the form of stock options.

Base Salary: The Compensation Committee or the Board reviews the base salaries of our named executive officers at least annually. The annual base salary of our named executive officer is reflected in the Summary Compensation Table. Due to our resource restrictions, our existing executive officer’s base salary is below market and he has elected not to receive his base salary since January 1, 2013.

Long-Term Incentive Awards: The Board has a policy to issue long-term equity awards in the form of stock options. Our long-term equity awards align the interests of our named executive officers with those of our stockholders, thereby creating an incentive to build stockholder value and acting as a retention tool.

On August 31, 2011, we awarded Mr. Dhadphale a five year incentive stock option to purchase 250,000 shares of common stock at $3.80 per share.  These options vest on the date Mr. Dhadphale personally, by means of a pledge of common stock, secures a pending economic development loan to the Company from the Commonwealth of Kentucky. As of the filing date of this report, the Company does not intend to pursue the aforementioned financing. Accordingly, it is not probable that this option will vest and no compensation expense has been recorded.

On October 15, 2012, we awarded Mr. Altamirano a ten year incentive stock option to purchase 250,000 shares of common stock at $4.95 per share.  The options vest in equal installments on October 15, 2013, October 15, 2014 and October 15, 2014.  These options were forfeited on April 15, 2013, when Mr. Altamirano terminated his employment.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards outstanding at December 31, 2012, for each of the executive officers named in the Summary Compensation Table above:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Lalit Dhadphale Chief Executive Officer and President	250,000 (1) 166,667 (2) --	-- 83,333 (2) 250,000 (3)	2.20 3.03 3.80	5/20/14 10/14/15 8/31/16

Eduardo Altamirano Chief Financial Officer and Treasurer	--	250,000 (4)	4.95	10/15/22

(1)           All options are fully vested.

(2)	Options vested 33⅓% on each of October 14, 2011 and October 14, 2012 and then vest 33⅓% on October 14, 2013.

(3)	Options vest on the effective date Mr. Dhadphale personally provides certain credit support for a pending economic development loan to the Company from the Commonwealth of Kentucky.

(4)	Options were scheduled to vest 33⅓% on each of October 15, 2013, October 15, 2014 and October 15, 2015. Mr. Altamirano resigned effective April 15, 2013 and the options were terminated as a result.

Employment Agreements

None of our employees are subject to employment agreements with us. We intend to enter into an employment agreement with Lalit Dhadphale, our President and Chief Executive Officer, in the future.

Severance and Change in Control Arrangements

We do not have any agreements or arrangements providing for payments to any of our officers and directors in the event of a change in control or termination.

Director Compensation

We compensate non-management directors primarily through stock option or restricted stock grants under our stock option plans.  We generally grant non-management directors options to purchase 30,000 shares upon their initial election to the board, and options to purchase 15,000 shares on an annual basis for serving on the board.  Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they may serve.

The table below summarizes the compensation we paid to non-management directors for the fiscal year ended December 31, 2012:

2012 DIRECTOR COMPENSATION

		All Other
	Option Awards	Compensation	Total
Name	$(3)	$(4)	$

Joseph Savarino (1)	97,757	-	97,757
Youssef Bennani (1)	97,757	93,800	191,557
John C. Backus (1) (2)	97,757	-	97,757
Matthew Stecker (1)	97,757	-	97,757

(1)    In connection with his annual service on our Board, on March 30, 2012 we granted options to purchase 15,000 shares of our common stock at an exercise price of $6.99 per share, and with a term of ten years.  The options vest 33⅓% on each of March 30, 2013, March 30, 2014 and March 30, 2015.

(2)    Mr. Backus resigned as a director effective April 29, 2013 and his option award terminated as a result.

(3)    The amounts in the “Option Awards” column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718.

(4)    Mr. Bennani was paid $93,800 for general financial and business consulting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The 2009 Incentive Compensation Plan (the “2009 Plan”) was approved on May 15, 2009 and June 4, 2009, and the increase in the total number of shares of common stock issuable pursuant to the 2009 Plan to 2,881,425 shares was approved on October 4, 2010 and September 20, 2011, by the Board of Directors and the Stockholders, respectively.

The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of our Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Board, except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Board, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant. As of December 31, 2012, stock options to purchase up to 2,183,899 shares of Common Stock have been awarded under the 2009 Plan, with exercise prices ranging from $0.80 to $6.99 per share, of which 1,105,105 are exercisable. All of these options have a five or ten year term.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012, with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,183,899 (1)	$3.42	451,273 (2)

Equity compensation plans not approved by security holders (3)	592,846	$3.01	-0-

Total	2,776,745	$3.33	451,273

(1)
Consists of options to purchase 2,183,899 shares of our common stock granted under our 2009 Incentive Compensation Plan (the “2009 Plan”), with exercise prices ranging from $0.80 to $6.99 per share and terms of five or ten years.

(2)
Remaining shares available as of December 31, 2012 for future issuance under our 2009 Plan (including 181,425 shares that remained available on May 15, 2009 under our 2006 Plan and that are now available for issuance under our 2009 Plan).

(3)	Consists of warrants issued to investors to purchase 592,846 shares of our common stock with exercise prices ranging from $2.90 to $4.95 per share and terms of five or ten years.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock and other classes of voting securities as of July 1, 2013 by: (a) each current director; (b) each executive officer; (c) all of our current executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our common stock and other classes of voting securities.

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
5% or Greater Stockholders:

Wayne Corona (4)	2,723,128	10.5%
Janice Marra (5)	2,370,651	9.0%
John C. Backus and Todd L. Hixon Group(6)	2,336,596	8.9%
Karen Singer (7)	2,276,607	8.2%
Lloyd I. Miller III (8)	2,276,607	8.2%

Executive Officers and Directors:

Lalit Dhadphale (9)	4,163,290	15.7%
Youssef Bennani (10)	165,000	*
Matthew Stecker (11)	25,000	*
Joseph Savarino (12)	143,569	*
Ambassador Ned L. Siegel (13)	-	-
All executive officers and directors as a group (5 persons)	4,496,859	16.9%

*  Less than 1.0%

(1)	The address of each officer and director is c/o HealthWarehouse.com, Inc., 7107 Industrial Road, Florence, Kentucky 41042.

(2)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Also includes any shares the named person has the right to acquire within 60 days after July 1, 2013 by the exercise of any warrant, stock option, convertible note or other right.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)
Applicable percentages are based on 26,050,960 shares of common stock outstanding on July 1, 2013, adjusted as required by rules promulgated by the SEC.  Pursuant to SEC rules, a person or entity is considered to beneficially own shares of common stock if the person or entity has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares.  Unless otherwise indicated, a person has sole voting power and sole investment power with respect to the indicated shares.  Under applicable regulations, a person is deemed to have beneficial ownership of any shares of common stock which may be acquired within 60 days of the calculation date pursuant to the exercise of outstanding stock options or warrants or the conversion of our outstanding preferred stock.  Shares of common stock which may be acquired through exercisable stock options or warrants or the conversion of preferred stock are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such person or group but are not deemed outstanding for the purpose of computing the percentage of common stock owned by any other person or group. There were 422,315 shares of Series B preferred stock outstanding on July 1, 2013, which shares are convertible into 3,471,428 shares of common stock, based on a conversion factor of approximately 8.22.  There were 10,000 shares of Series C preferred stock outstanding on July 1, 2013, which shares are not convertible into shares of common stock.

(4)	Based on the list of stockholders of record as of July 1, 2013. The address for Mr. Corona is 2334 Villandry Court, Henderson NV 89074.

(5)
Consists of (i) 2,177,207 shares of common stock, (ii) 18,321 shares of Series B preferred stock which are convertible into 150,598 shares of common stock, based on a conversion factor of approximately 8.22, and (iii) warrants to purchase 42,846 shares of common stock.  Ms. Marra has sole dispositive and voting power with respect to 2,157,392 shares, and shared dispositive and voting power with Ralph Marra with respect to 4,029 shares.  Ralph Marra has sole dispositive and voting power with respect to 209,230 shares, and shared dispositive and voting power with Janice Marra with respect to 4,029 shares.  Excludes 45,000 shares held in Trust for Janice and Ralph Marra’s minor children.  The business address for Ms. And Mr. Marra is 5 Post Road, Rumson, NJ 07760.  The information contained in this Note 5 is based in part on the information contained in the Schedule 13G filed with the SEC by Ms. and Mr. Marra on February 14, 2013.

(6)
Consists of (i) 1,956,941 shares of common stock and warrants to purchase 257,544 shares of common stock  owned by New Atlantic Venture Fund III, L.P., a Delaware limited partnership (“NAV”), (ii) 72,708 shares of common stock and warrants to purchase 9,568 shares of common stock owned by New Atlantic Entrepreneur Fund III, L.P., a Delaware limited partnership (“NAE”), (iii) 21,947 shares of common stock and warrants to purchase 2,888 shares of common stock owned by NAV Managers Fund, LLC, a Delaware limited liability company (“NAV Managers”), and (iv) 15,000 exercisable options owned by John C. Backus.  In addition, NAV, NAE and NAV Managers own 9,539, 354 and 107 shares, respectively, of our Series C preferred stock, which ownership aggregates to 100% of our outstanding Series C preferred stock as of July 1, 2013. Because the Series C preferred stock is not convertible into our common stock, it is not included in the above table. New Atlantic Fund III, LLC, a Delaware limited liability Company (“NAF”), is the general partner of NAV and NAE.  Each of NAV, NAE and NAV Managers have shared voting and dispositive power over the shares owned by such entity.

John C. Backus is a managing member of NAV, NAE and NAF, and is a member of NAV Managers.  As such, Mr. Backus has shared voting and dispositive power over the 2,321,596 shares owned in total by NAV, NAE, and NAV Managers.  Mr. Backus also holds exercisable options to purchase 15,000 shares.

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

As the general partner of NAV and NAE, NAF has shared voting and dispositive power over the 2,296,761 shares owned in total by NAV and NAE.  The business address for NAV, NAE, NAV Managers, NAF, John C. Backus, Todd C. Hixon, Scott M. Johnson and Thanasis Delistathis is 11911 Freedom Drive, Suite 1080, Reston, VA 20190.  The information in this Note 6 is based in part on the information contained in the Schedule 13D/A Amendment No. 5 filed with the SEC by the John C. Backus and Todd L. Hixon group on May 7, 2013.

(7)
Includes 189,796 shares of Series B preferred stock convertible into 1,560,123 shares of common stock, based on a conversion factor of approximately 8.22.  The securities described above are owned by HWH Lending, LLC, a Delaware limited liability company (“HWH”). HWH owns 44.9% of the Series B preferred stock outstanding as of July 1, 2013. Ms. Singer is the sole trustee of The Singer Children’s Management Trust (the “Trust”).  The Trust is the sole member of HWH.  As the trustee of the Trust, Ms. Singer has sole dispositive and voting power with respect to the securities owned by HWH.  Ms. Singer’s address is 212 Vaccaro Drive, Cresskill, NJ 07626.  The information in this Note 7 is based in part on information contained in the Schedule 13D/A Amendment No. 10 filed with the SEC by Karen Singer on May 31, 2013.

(8)
Includes 189,796 shares of Series B preferred stock convertible into 1,560,123 shares of common stock, based on a conversation factor approximately 8.22.  The securities described above are owned by Milfam I L.P., a Georgia limited partnership (“Milfam L.P.”). Milfam L.P owns 44.9% of the Series B preferred stock outstanding as of July 1, 2013. Milfam LLC, an Ohio limited liability company (“Milfam LLC”) is the general partner of Milfam L.P.  Mr. Miller is the manager of Milfam LLC.  As the manager of Milfam LLC, Mr. Miller has sole dispositive and voting power with respect to the securities owned by Milfam L.P.  Mr. Miller’s address is 222 Lakeview Avenue, Suite 160-365, West Palm Beach, FL 33401.  The information in this Note 8 is based in part on information contained in the Schedule 13D/A Amendment No. 10 filed with the SEC by Lloyd I. Miller, III on May 31, 2013.

(9)
Includes stock options to purchase 416,666 shares of common stock.  Does not include stock options to purchase 333,334 shares of common stock that are not exercisable within 60 days after July 1, 2013.  On February 1 and 6, 2013, the Company completed  private placements of a total of 3,501,975 units at a  price of $1.00 per unit, with each unit consisting of one share of common stock and warrants to purchase three shares of common stock at an exercise price of $0.25 per share.  In connection with the private placements, Mr. Dhadphale entered into repurchase agreements with each other purchaser of units, pursuant to which he agreed to repurchase, subject to certain conditions, one-half of each holder’s units at a purchase price of $1.00 per unit if the total price of the common stock is less than $0.25 per share on five consecutive trading days at any time within one year of February 1, 2013.  As of July 1, 2013, the repurchase requirement had not been triggered, and the above table does not include any shares of common stock or warrants underlying units held by other persons.

(10)	Includes stock options to purchase 165,000 shares of common stock. Does not include stock options to purchase 15,000 shares of common stock that are not exercisable within 60 days after July 1, 2013.

(11)	Includes stock options to purchase 25,000 shares of common stock. Does not include stock options to purchase 20,000 shares of common stock that are not exercisable within 60 days after July 1, 2013.

(12)	Includes stock options to purchase 25,000 shares of common stock. Does not include stock options to purchase 20,000 shares of common stock that are not exercisable within 60 days after July 1, 2013.

(13)	Does not include stock options to purchase 100,000 shares of common stock that are not exercisable within 60 days after July 1, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Our Audit Committee will review and discuss with management potential transactions with related parties. Related party transactions requiring Audit Committee approval include transactions that are significant in size and transactions that involve terms or aspects that differ from those which would be entered into between independent parties.  As part of the Board’s plan to remediate the weaknesses in our internal controls and improve the quality of our policies and procedures, the Company intends to adopt a more robust formal written policy on related party transactions. Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law.

Between June 2009 and April 2012, an employee who is the son of the managing member of Cape Bear, received advances from the Company in various forms. In April 2012, this employee voluntarily resigned from the Company.  At the height, the balance of these advances totaled $391,468 including interest. Principal repayments towards the outstanding advances aggregating $235,000 have been made during 2012. Previously included in accounts receivable, the outstanding amount was reclassified under Stockholders’ Deficiency as the Company determined to exercise its rights associated with a pledge agreement for 42,860 shares of common stock. As of December 31, 2012, the Company established a $137,610 reserve for the unsecured balance (based on the recent market price of the common stock) such that the carrying value of these advances was $18,858.  The Company continues to pursue all avenues of collection. The Company also provided fulfillment services at no charge to a business partly owned by a member of his household. The Company’s Board of Directors determined that not all of these advances were approved in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system. As a result, the Company was not able to monitor the outstanding amount of these advances on a continuous basis. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter.

During the year ended December 31, 2012, Mr. Bennani was paid $93,800 for general financial and business consulting. Mr. Bennani has not performed any consulting services for the Company in 2013.

From March 2011 to April 2013, Caren Braun Backus, Vice President of AH&T Insurance and wife of a director, served as the agent for the Company's D&O insurance. During the years ended December 31, 2012 and 2011, the Company recorded insurance premium expense of $47,930 and $29,834, respectively.

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

Director Independence

Our Board of Directors has determined that Youssef Bennani, Joseph Savarino and Ambassador Ned L. Siegel are “independent” within the meaning of Rule 5605(a)(2) of the National Association of Securities Dealers’ Marketplace Rules of the Nasdaq Stock Market (the “NASDAQ Rules”), and that they are also “independent” for purposes of Rule 10A-3 of the Exchange Act. Lalit Dhadphale and Matthew Stecker are not “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Rules.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by our principal accountants, Marcum LLP, for the audit of our annual consolidated financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by our principal accountants for those periods.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Audit Fees (1)	$166,299	$138,631
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-

(1)	Audit fees were principally for audit work performed on our annual financial statements and review of our interim financial statements.

(2)           There were no “audit-related services” during the period.

(3)           There were no “tax services” during the period.

(4)           There were no “other services” during the period.

During the years ended December 31, 2012 and 2011, the Audit Committee met to review and approve the filing of forms 10-K and 10-Q. All audit and non-audit services performed by Marcum were pre-approved by the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules.

(a)           Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

2.2	Asset Purchase Agreement, dated February 14, 2011, among Hocks Acquisition Corporation, and Hocks Pharmacy, Inc. and its stockholders. (10)

2.3	Merger Agreement dated February 14, 2011, among HealthWarehouse.com, Inc., Hocks Acquisition Corporation, Hocks Pharmacy, Inc. and its stockholders, and Hocks.com, Inc. (10)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008. (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008. (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009. (5)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 16, 2010. (8)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law. (9)

3.7	Amended and Restated By-Laws of the Company. (9)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law, filed on October 17, 2011. (15)

4.1	Warrant to Purchase 156,250 Shares of the Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and Issued to HWH Lending, LLC, as Lender. (11)

4.2	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to HWH Lending, LLC as Lender. (11)

4.3	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (11)

4.4	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (11)

4.5	Form of Common Stock Purchase Warrant. (9)

4.6	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of Milfam I L.P. (9)

4.7	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of HWH Lending, LLC. (9)

4.8	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of HWH Lending, LLC. (14)

4.9	Warrant to Purchase 250,000 Shares of the Common Stock of HealthWarehouse.com, Inc., dated September 2, 2011 and Issued to HWH Lending, LLC. (14)

4.10	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of Milfam I, L.P. (14)

4.11	Warrant to Purchase 250,000 shares of the Common Stock of Healthwarehouse.com, Inc. dated September 2, 2011 and issued to Milfam I, L.P. (14)

4.12	Form of Common Stock Purchase Warrant. (15)

4.13	Promissory Note dated March 28, 2013 in the amount of $500,000 payable by the Company to the order of Melrose Capital Advisors, LLC. (16)

4.14	Warrant to Purchase 750,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 18, 2013 and issued to Melrose Capital Advisors, LLC. (16)

10.1	2009 Incentive Compensation Plan. (6) +

10.2	Form of Stock Option Agreements under 2009 Incentive Compensation Plan. (7) +

10.3	Securities Purchase Agreement dated November 8, 2010. (9)

10.4	Loan and Security Agreement dated November 8, 2010 among HealthWarehouse.com, Inc. and Hwareh.com, Inc., as Borrowers, and HWH Lending, LLC and Milfam I L.P. as Lenders. (9)

10.5	Securities Purchase Agreement dated August 3, 2011. (12)

10.6	Investor Rights Agreement dated August 3, 2011. (12)

10.7	Indemnification Agreement dated August 3, 2011. (12)

10.8	Lease agreement dated June 15, 2011 between the Company and the landlord for 7107 Industrial Road Florence, Kentucky. (13)

10.9	Loan and Security Agreement dated September 2, 2011 among HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Borrowers, and HWH Lending LLC, and Milfam I, L.P., as Lenders. (14)

10.10	Stock Purchase Agreement dated September 2, 2011 between the Company and Rock Castle Holdings, LLC. (14)

10.11	Securities Purchase Agreement dated October 17, 2011. (15)

10.12	Amendment No. 1 to Investor Rights Agreement dated October 17, 2011. (15)

10.13	Form of Subscription Agreement for Common Stock. (15)

10.14	Security Agreement dated March 28, 2013 between HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Debtors, and Melrose Capital Advisors, Inc. as secured party. (16)

21.1	Subsidiaries of the Registrant. *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

* ** *** + (1) (2) (3)
Filed herewith.
Furnished herewith.
To be provided via an Amendment to this filing.

Denotes Management Compensatory Plan or Contract.

Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2009.

Incorporated by reference to the Company’s Annual Report on Form 10-K SB filed on March 29, 2006.

Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2009.

(4)	Incorporated by reference to the Company’s Annual Report Amendment on Form 10-KA filed on May 14, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2009.

(6)	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on May 26, 2009.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2010.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2010.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2010.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2011.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2011.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 6, 2011.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 20, 2011.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 23, 2013	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lalit Dhadphale Lalit Dhadphale	President, Chief Executive Officer and Director (principal executive officer)	July 23, 2013

/s/ Youssef Bennani	Director	July 23, 2013
Youssef Bennani

/s/ Joseph Savarino	Director	July 23, 2013
Joseph Savarino

/s/ Ambassador Ned L. Siegel	Director	July 23, 2013
Ambassador Ned L. Siegel

___________________________________	Director	July 23, 2013
Matthew Stecker

HealthWarehouse.com, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended December 31, 2012 and 2011

Page(s)

Report of Independent Registered Public Accounting Firm	54

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2012 and 2011	55

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011	56

Consolidated Statements of Changes in Stockholders' Deficiency for the Years Ended December 31, 2012 and 2011	57 - 58

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	59 - 60

Notes to Consolidated Financial Statements	61 - 84

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders of
HealthWarehouse.com, Inc.

We have audited the accompanying consolidated balance sheets of HealthWarehouse.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthWarehouse.com, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Marcum LLP
      Marcum LLP

New York, NY
July 23, 2013

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011

Assets

Current assets:
Cash	$-	$40
Restricted cash	850,002	-
Accounts receivable, net	89,853	220,626
Inventory, net	395,584	553,897
Employee advances	2,500	298,707
Prepaid expenses and other current assets	49,792	54,480
Total current assets	1,387,731	1,127,750
Property and equipment, net	768,021	943,849
Intangible assets, net	-	602,541
Total assets	$2,155,752	$2,674,140

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,973,774	$1,787,224
Accounts payable – related parties	147,933	14,209
Accrued expenses and other current liabilities	1,891,436	549,011
Current portion of equipment lease payable	49,122	3,346
Convertible notes, net of deferred debt discount of $0 and $275,388 as of December 31, 2012 and 2011, respectively	1,000,000	724,612
Notes payable, net of deferred discount of $44,363 as of December 31, 2012	1,955,637	-
Note payable and other advances – related parties	765,000	453,812
Redeemable preferred stock - Series C (see below)	1,000,000	-
Total current liabilities	9,782,902	3,532,214

Long term liabilities:
Notes payable, net of deferred debt discount of $576,741 as of December 31, 2011	-	1,423,259
Long term portion of equipment lease payable	166,286	9,201
Total long term liabilities	166,286	1,432,460
Total liabilities	9,949,188	4,964,674

Commitments and contingencies
Redeemable preferred stock – Series C; net of discount of $433,606 as of December 31, 2011; par value $0.001 per share; 10,000 designated Series C: 10,000 issued and outstanding as of December 31, 2012 and 2011 (aggregate liquidation preference of $1,000,000)	-	566,394
Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of December 31, 2012 and 2011 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 394,685 and 368,862 shares issued and outstanding as of December 31, 2012 and 2011, respectively (aggregate liquidation preference of $3,990,877 and $3,729,973 as of December 31, 2012 and 2011, respectively)	395	369
Common stock – par value $0.001 per share; authorized 50,000,000 shares; 13,030,397 and 11,283,830 shares issued and 11,851,185 and 10,104,618 shares outstanding as of December 31, 2012 and 2011, respectively	13,031	11,284
Additional paid-in capital	16,460,385	15,110,343
Employee advances (see Note 13)	(18,858)	-
Treasury stock, at cost, 1,179,212 shares as of December 31, 2012 and 2011	(3,419,715)	(3,419,715)
Accumulated deficit	(20,828,674)	(14,559,209)
Total stockholders’ deficiency	(7,793,436)	(2,856,928)
Total liabilities and stockholders’ deficiency	$2,155,752	$2,674,140

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2012	2011

Net sales	$11,081,429	$10,363,293

Cost of sales	5,913,977	5,845,525

Gross profit	5,167,452	4,517,768

Operating expenses:

Selling, general and administrative expenses	9,261,523	9,246,431
Impairment of intangible assets	396,298	-

Total operating expenses	9,657,821	9,246,431

Loss from operations	(4,490,369)	(4,728,663)

Other income (expense):
Gain on settlement of accounts payable	-	32,210
Interest income	6,103	4,166
Interest expense	(1,095,881)	(1,021,112)
Other income	5,372	1,200
Total other expense	(1,084,406)	(983,536)

Net loss	(5,574,775)	(5,712,199)

Preferred stock:
Series B convertible contractual dividends	(261,084)	(244,001)
Series C redeemable deemed dividends	(433,606)	(92,916)

Loss attributable to common stockholders	$(6,269,465)	$(6,049,116)

Per share data:
Net loss – basic and diluted	$(0.51)	$(0.55)
Contractual dividends	(0.02)	(0.02)
Deemed dividends	(0.04)	(0.01)

Net loss attributable to common stockholders - basic and diluted	$(0.57)	$(0.58)

Weighted average number of common shares outstanding - basic and diluted	11,003,595	10,397,667

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2011

	Convertible
	Series B								Total
	Preferred Stock		Common Stock		Additional	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2010	365,265	$365	10,278,934	$10,279	$9,540,036	-	$-	$(8,510,093)	$1,040,587

Purchase of treasury stock	-	-	-	-	-	1,179,212	(3,419,715)	-	(3,419,715)

Stock-based compensation	-	-	-	-	948,923	-	-	-	948,923

Issuance of Series B preferred stock as payment-in-kind for dividend	3,597	4	-	-	33,988	-	-	-	33,992

Conversion of convertible debt into common stock	-	-	144,618	145	224,855	-	-	-	225,000

Debt discount - notes payable	-	-	-	-	1,131,303	-	-	-	1,131,303

Cashless exercise of warrants into common stock	-	-	14,135	14	(14)	-	-	-	-

Exercise of stock options into common stock	-	-	50,000	50	39,950	-	-	-	40,000

Common stock issued in connection with acquisition of Hocks.com	-	-	166,667	167	693,168	-	-	-	693,335

Contractual dividends on Series B convertible preferred stock	-	-	-	-	-	-	-	(244,001)	(244,001)

Deemed dividend on redeemable Series C preferred stock	-	-	-	-	-	-	-	(92,916)	(92,916)

Issuance of common stock for cash, net	-	-	597,542	597	1,971,644	-	-	-	1,972,241

Cashless exercise of stock options into common stock	-	-	31,934	32	(32)	-	-	-	-

Redeemable Series C preferred stock discount	-	-	-	-	526,522	-	-	-	526,522

Net loss	-	-	-	-	-	-	-	(5,712,199)	(5,712,199)

Balances, December 31, 2011	368,862	$369	11,283,830	$11,284	$15,110,343	1,179,212	$(3,419,715)	$(14,559,209)	$(2,856,928)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2012

	Convertible Series B				Additional					Total
	Preferred Stock		Common Stock		Paid-In	Employee	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2011	368,862	$369	11,283,830	$11,284	$15,110,343	$-	1,179,212	$(3,419,715)	$(14,559,209	$(2,856,928)

Stock-based compensation	-	-	-	-	556,148	-	-	-	-	556,148

Issuance of Series B preferred stock as payment-in-kind for dividend	25,823	26	-	-	243,975	-	-	-	-	244,001

Cashless exercise of warrants into common stock	-	-	1,465,578	1,466	(1,466)	-	-	-	-	-

Exercise of stock options into common stock	-	-	8,332	8	26,654	-	-	-	-	26,662

Reclassification of employee advances partially collateralized by common stock (see Note 13)	-	-	-	-	-	(156,468)	-	-	-	(156,468)

Provision to establish reserve against employee advances	-	-	-	-	-	137,610	-	-	-	137,610

Contractual dividends on Series B convertible preferred stock	-	-	-	-	-	-	-	-	(261,084)	(261,084)

Deemed dividend on redeemable Series C preferred stock	-	-	-	-	-	-	-	-	(433,606)	(433,606)

Issuance of common stock for cash, net	-	-	116,670	117	524,887	-	-	-	-	525,004

Cashless exercise of stock options into common stock	-	-	155,987	156	(156)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	(5,574,775)	(5,574,775)

Balances, December 31, 2012	394,685	$395	13,030,397	$13,031	$16,460,385	$(18,858)	1,179,212	$(3,419,715)	$(20,828,674)	$(7,793,436)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(5,574,775)	$(5,712,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	24,236	444,084
Provision for employee advance reserve	137,610	-
Provision for inventory reserve	-	150,000
Write-off of other current assets	-	100,000
Depreciation and amortization	353,045	248,398
Stock-based compensation	556,148	948,923
Amortization of deferred debt discount	807,766	889,186
Impairment of intangible assets	396,298	-
Gain on settlement of accounts payable	-	(32,210)
Gain on the sale of property and equipment	-	(6,788)
Changes in operating assets and liabilities:
Accounts receivable	106,537	(60,186)
Inventories	158,313	(129,378)
Prepaid expenses and other current assets	4,688	(27,772)
Accounts payable – trade	1,447,180	747,674
Accounts payable – related parties	133,724	(218,649)
Accrued expenses and other current liabilities	501,319	98,904
Net cash used in operating activities	(947,911)	(2,560,013)

Cash flows from investing activities
Acquisition of Hocks.com net assets	-	(200,000)
Acquisition of property and equipment	-	(452,322)
Change in restricted cash	(850,002)	-
Changes in employee advances	139,739	(247,278)
Proceeds from the return of property and equipment	-	15,732
Net cash used in investing activities	(710,263)	(883,868)

Cash flows from financing activities
Principal payments on equipment leases payable	(54,722)	-
Proceeds from issuance of notes payable	-	3,000,000
Repayment of notes payable	-	(1,000,000)
Proceeds from exercise of common stock options	26,662	40,000
Proceeds from the sale of common stock	525,004	1,972,241
Repurchase of treasury stock	-	(3,419,715)
Proceeds from offering prior to reaching minimum offering amount	850,002	-
Proceeds from issuance of redeemable preferred stock	-	1,000,000
Proceeds from notes payable and other advances – related parties	605,000	560,000
Repayment of notes payable and other advances – related parties	(293,812)	(106,188)
Net cash provided by financing activities	1,658,134	2,046,338

Net decrease in cash	(40)	(1,397,543)

Cash - beginning of year	40	1,397,583

Cash - end of year	$-	$40

Cash paid for:
Interest	$37,017	$18,416
Taxes	$-	$-

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Year Ended
	December 31,
	2012	2011
Non-cash investing and financing activities:
Conversion of convertible notes into common stock	$-	$225,000
Common stock issued in connection with acquisition of Hocks.com	$-	$693,335
Issuance of Series B preferred stock for settlement of accrued dividends	$244,001	$33,992
Cashless exercise of warrants into common stock	$1,466	$14
Cashless exercise of options into common stock	$156	$32
Deferred debt discount – notes payable	$-	$1,131,303
Accrual of contractual dividends on Series B convertible preferred stock	$261,084	$244,001
Reclassification of accounts payable - trade to equipment lease payable	$257,583	$-
Purchase of equipment under capital lease obligation	$-	$12,547
Purchase of equipment for accounts payable	$-	$264,279
Redeemable Series C preferred stock discount	$-	$526,522
Deemed dividend – redeemable Series C preferred stock	$433,606	$92,916

Non-cash investing and financing activities – acquisition of Hocks.com:
Assets acquired:
Inventory		$200,000
Customer relationships		693,335
Total fair value of assets acquired		893,335
Less: Cash paid to acquired inventory		(200,000)
Common stock issued to acquire Hocks.com		$693,335

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

HealthWarehouse.com, Inc., a Delaware company incorporated in 1998, (the “Company”) is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC medical products. The Company is presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia.

On February 14, 2011, the Company acquired Hocks.com, Inc. an Ohio company plus all of the inventory and fixed assets owned by Hocks Pharmacy used in the operation of its internet pharmacy business, as well as its customer list and domain name (see Note 15). The consolidated financial statements in this report are the financial statements of HealthWarehouse.com, Inc. and Subsidiaries.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties.  As of December 31, 2012, the Company had a working capital deficiency of $8,395,171 and an accumulated deficit of $20,828,674.  During the year ended December 31, 2012, the Company incurred a net loss of $5,574,775 and used cash in operating activities of $947,911. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to December 31, 2012, the Company (a) raised $3,501,975 in an equity financing, substantially all of which was raised in February 2013, and substantially all of the proceeds were used to satisfy the Company’s obligations under certain notes and convertible notes aggregating $3,000,000 of principal, plus accrued interest, which were previously in default; (b) raised $500,000 in a debt financing; (c) converted $833,000 of obligations to related parties into equity instruments; and (d) continued to incur net losses, use cash in operating activities and experience cash and working capital constraints. See Note 16.

On February 13, 2013, the Company received a Notice of Redemption related to its Series C Redeemable Preferred Stock aggregating $1,000,000 (see Note 10). As a result of receiving the Notice of Redemption, the Company must now apply all of its assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (the Company is not permitted to utilize those assets required to pay its debts as they come due and those assets required to continue as a going concern toward the redemption).

The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, attempt to negotiate the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operation and /or seek reorganization under the U.S. bankruptcy code.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts and the valuation of acquired assets.

Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2012 and 2011, the Company does not have any cash equivalents. As of December 31, 2012 and 2011, accounts payable included approximately $106,000 and $240,000, respectively, of checks that had been issued but had not cleared the bank.

Restricted Cash

Restricted cash represents cash received from accredited investors in connection with an ongoing equity offering which was being held in a bank escrow account until the offerings’ minimum dollar threshold was met (see Note 16).

Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $106,292 and $564,084 as of December 31, 2012 and 2011, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is sent.  If the financial conditions of customers were to materially deteriorate or the nature of the business was to change from prepayment to post payment an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market with cost determined using the first-in, first-out method and with market defined as the lower of replacement cost or realizable value. As part of the valuation process, inventory reserves are established to state excess and slow-moving inventory at their estimated net realizable value.

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

Intangible Assets

Intangible assets are recorded at cost except for assets acquired using acquisition accounting, which are initially recorded at their estimated fair value.  Intangible assets with definite lives were comprised of customer relationships. Amortization is computed on a straight-line basis over the estimated useful lives of the intangible assets.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value (see Note 5).

Website Development Costs

During the year ended December 31, 2011, the Company recorded an expense of $60,921, relating to the amortization of website development costs. The Company amortized the website development costs on a three year straight-line basis. As of December 31, 2011, website development costs were fully amortized.

Shipping and Handling Costs

The Company policy is to provide free standard shipping and handling for most orders shipped during the year. Shipping and handling costs incurred are recognized in selling, general and administrative expenses. Such amounts aggregated $1,178,471 and $1,077,070 for the years ended December 31, 2012 and 2011 respectively.

In certain circumstances, shipping and handling costs are charged to the customer and recognized in net sales. The amounts recognized for the years ended December 31, 2012 and 2011 were $396,668 and $337,982, respectively.

Fair Value of Financial Instruments

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

The carrying value of financial instruments included in working capital approximate fair value because of the relatively short maturity of these instruments. The convertible debt and notes payable approximate fair value because the terms are substantially similar to comparable debt in the marketplace.

Income Taxes

Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

GAAP prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2012 and 2011. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax obligations as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2012 and 2011.

Debt Discounts

            The Company records, as a discount to notes and convertible notes, the relative fair value of warrants issued in connection with the issuances and the intrinsic value of any conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption.

Revenue Recognition

Revenues for the sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is reasonably assured.

 Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2012 and 2011 were $587,346 and $865,946, respectively.

 Sales Taxes

The Company accounts for sales taxes imposed on the goods and services it provides on a net basis in the statements of operations, such that they are not grossed up within net sales and cost of sales.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive and consist of the following:

	December 31,
	2012	2011

Options	2,183,899	2,165,925
Warrants	592,846	2,916,590
Series B Convertible Preferred Stock	1,973,425	1,844,312
Convertible Promissory Notes	613,265	529,100
Totals	5,363,435	7,455,927

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award. For employees and directors, the award is measured on the grant date.  For non-employees, the award is measured on the grant date and is then remeasured at each vesting date and financial reporting date.  The Company recognizes the estimated fair value of the award as compensation cost over the requisite service period of the award, which is generally the option vesting term.  The Company generally issues new shares of common stock to satisfy option and warrant exercises.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficiency.

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

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

Common Stock Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company evaluated its free standing warrants to purchase common stock to assess their proper classification in the balance sheet as of December 31, 2012 and 2011 using the applicable classification criteria enumerated under GAAP and determined that the common stock purchase warrants contain fixed settlement provisions.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011 and did not have a material impact on the Company’s consolidated financial statements or disclosures.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting." This ASU addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within ASC Topic 205 for the purpose of providing consistency between the financial reporting of U.S. GAAP liquidating entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This ASU is effective for periods beginning after December 15, 2013 and would only have an impact on the Company’s consolidated financial statements or disclosures if liquidation of the Company became imminent.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2012	2011	Useful Life

Computer software	$230,299	$230,299	5 years
Equipment	544,108	573,134	15 years
Office furniture and equipment	95,754	95,754	7 years
Computer hardware	27,746	27,746	5 years
Leasehold improvements	303,318	303,318	(a)
Total	1,201,225	1,230,251
Less: accumulated depreciation and amortization	(433,204)	(286,402)
Property and equipment, net	$768,021	$943,849

(a)	Lesser of useful life or initial term of lease

The cost basis of the equipment was adjusted during 2012 due to the restructuring of an equipment lease payable (see Note 9). Depreciation and amortization expense for the above assets for the years ended December 31, 2012 and 2011 was $146,802 and $96,683, respectively.

5. Intangible Assets

The following table is a summary of intangible assets at December 31, 2011:

December 31, 2011

Customer relationships	$693,335
Less: accumulated amortization	(90,794)
Intangible assets, net	$602,541,

The Company’s amortizable intangible assets consisted of customer relationships which resulted from the acquisition of Hocks.com on February 14, 2011 (see Note 15).  Customer relationships were previously amortized on a straight-line basis over an estimated useful life of five years. During the year ended December 31, 2012, the Company performed a review of its intangible assets for impairment because the operations within the Company’s Hocks division experienced a significant and sustained decline during the year ended December 31, 2012, indicating that the carrying amount of the customer relationships may not be recoverable. The review, which included estimating the future undiscounted cash flows of the customer relationships over the remaining useful life, indicated that the carrying value of the Company’s intangible assets exceeded the estimated undiscounted future cash flows and should be written off.  The Company recorded the corresponding impairment of $396,298.  Amortization expense for the years ended December 31, 2012 and 2011 was $206,243 and $90,974, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2012	2011

Deferred rent	$39,100	$31,947
Advertising	75,000	-
Salaries and benefits	166,118	-
Professional fees	81,872	49,000
Dividend payable	261,084	244,001
Accrued interest	410,101	176,902
Due to investors (1)	850,002	-
Other	8,159	47,161
Total	$1,891,436	$549,011

(1) - Proceeds received from investors in advance of equity offering closing.

7. Convertible Notes Payable

The Company entered into a Loan and Security Agreement dated November 8, 2010 with two lenders (the “2010 Loan Agreement”).  Under the terms of the 2010 Loan Agreement and the Purchase Agreement, the Company exchanged $1,015,000 of short-term debt with these lenders ("Old Convertible Notes") for convertible promissory notes in the aggregate principal amount of $1,000,000 (the “Convertible Notes”). The Convertible Notes bear interest at the rate of 7% per annum compounded annually (effective interest rate of 47% per annum when taking into account the stated interest rate plus the impact of warrants given as additional compensation).  The Company granted the lenders a first priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the loans. The principal amount and all accrued interest on the Convertible Notes were payable on December 31, 2012, or earlier on an event of default or a sale or liquidation of the Company.  The principal amount and accrued interest on the Convertible Notes may be converted at any time into shares of Series B Preferred Stock at a conversion price of $9.45 per share, as adjusted.   Under the terms of the Purchase Agreement, the Company also issued warrants to the lenders, to purchase an aggregate of 1,271,590 shares of the Company’s common stock at an exercise price of $3.00 per share with a term of five years from its grant date. The aggregate deferred debt discount related to the Convertible Notes was estimated at $660,930 using the Black Scholes model. The debt discount amortization associated with the Convertible Notes was $275,388 and $324,966 for the years ended December 31, 2012 and 2011, respectively and was recorded as interest expense using the effective interest method. As of December 31, 2012, the debt discount associated with the Convertible Notes was fully amortized. On December 31, 2012, the Company failed to repay the principal and accrued interest due on the Convertible Notes and was in default of its obligations. On February 1, 2013, the Company repaid the $1,000,000 principal of the convertible notes plus the outstanding accrued interest (see Note 16).

During 2011, other convertible notes in the aggregate principal amount of $225,000 were converted into 144,618 shares of common stock.

8. Notes Payable

On September 2, 2011, the Company entered into a Loan and Security Agreement (the “Notes”) with two lenders.  Under the terms of the Notes, the Company borrowed $1,500,000 from each lender, or a total of $3,000,000, at an interest rate of 7% per annum (effective interest rate of 34% per annum when taking into account the stated interest rate plus the impact of warrants given as additional compensation) each with a maturity date of January 15, 2013. The Company granted the lenders a first priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the loans. The loan agreement contains customary negative covenants restricting the Company’s ability to take certain actions without the lenders’ consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments and acquiring businesses. In connection with the Notes, the Company granted each lender a warrant to purchase 250,000 shares of common stock at a purchase price of $2.90 per share with a term of five years.  The relative fair value of the warrants was estimated at $1,131,303 using the Black Scholes method which has been recorded as a debt discount against the Notes. The Company amortized $532,378 and $554,562 of the debt discount as interest expense using the effective interest method during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, $44,363 of the debt discount associated with the Notes was unamortized. On October 18, 2011, the Company repaid each lender $500,000 in principal and $4,411 in interest such that as of December 31, 2012 and 2011, the Company had outstanding Loans aggregating $2,000,000. On January 15, 2013, the Company failed to repay the principal and accrued interest due on the Notes and was in default of its obligations. On February 1, 2013, the Company repaid the $2,000,000 principal of the Notes plus the outstanding accrued interest.

9. Equipment Lease Payable

At December 31, 2011, the Company had $257,583 included in Accounts Payable - Trade relating to certain equipment acquired. In January 2012, the Company renegotiated the terms of the payable into a lease agreement for the same equipment, which resulted in an adjustment to the cost basis of the equipment (see Note 4). The lease term is five years with a principal amount of $257,583 and an effective interest rate of 14.7% per annum.

Future minimum lease payments, by year and in the aggregate, under equipment leases, which includes capital leases, as of December 31, 2012, are as follows:

For the years ending December 31,	Lease payments

2013	$76,757
2014	76,727
2015	75,892
2016	48,949
Total	278,325
Less: amount representing interest	(62,917)
Present value of future lease payments	$215,408

As of December 31, 2012, the related equipment had a gross and net book value of $305,641 and $281,472, respectively. Depreciation of assets held under equipment leases in the amounts of $20,376 and $3,793 is included in depreciation expense for the years ended December 31, 2012 and 2011, respectively.

10. Stockholders’ Deficiency

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

Common Stock

During the years ended December 31, 2012 and 2011, the Company sold an aggregate of 116,670 and 597,542 shares of its common stock to investors, for aggregate net proceeds of $525,004 and $1,972,241 respectively.

On October 4, 2012, the Company commenced a private placement offering of units, where a unit consisted of (i) one share of the Company’s common stock; and (ii) five-year warrants to purchase three shares of the Company’s common stock at an exercise price of $0.25 per share. Pursuant to the terms of the offering, the minimum proceeds required for a closing was $2,000,000 and the proceeds were scheduled to be used to satisfy the Company’s obligations to repay the Notes and the Convertible Notes, plus for general working capital purposes.  Through December 31, 2012, the Company received $850,002 from accredited investors for the purchase of units. As of December 31, 2012, these funds were on deposit in a bank escrow account and are classified as Restricted Cash on the consolidated balance sheet.  Since these funds would have to be returned to investors if the minimum offering amount wasn’t reached, the Company has included the $850,002 in accrued expenses and other liabilities on the accompanying consolidated balance sheet at December 31, 2012, until such time the closing occurs (see Note 16).

Treasury Stock

On September 2, 2011, the Company purchased 1,179,212 shares of its common stock from a greater than 10% stockholder of the Company, at the time, which constituted all of the outstanding shares of common stock owned by the stockholder. The purchase price was $2.90 per share, or a total purchase price of $3,419,715 that is recorded as treasury stock on the Company’s consolidated balance sheet at December 31, 2012 and 2011.

Preferred Stock

Series A Preferred Stock

The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-voting, has a liquidation preference equal to its purchase price, and does not pay dividends. The holders can call for the conversion of the Series A Preferred Stock at any time and are entitled to half a share of the Company’s common stock for each share of Series A Preferred Stock converted. As of December 31, 2012, 44,443 shares of Series A Preferred Stock are available to be issued.  There is no Series A Preferred Stock outstanding as of December 31, 2012 or 2011.

Series B Preferred Stock

The Company has designated 625,000 of the 1,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock has voting rights equal to one vote for each common share equivalent, has a liquidation preference equal to its purchase price, and receives preferred dividends equal to 7% of all outstanding shares in either cash or payment-in-kind. The holders can call for the conversion of the Series B Preferred Stock at any time and are entitled to five shares of the Company’s common stock for each share of Series B Preferred Stock converted. In addition, the Series B Preferred Stock is subject to weighted average anti-dilution protection whereby if shares of common stock are sold below the current conversion price, the conversion price is reduced pursuant to a pre-defined formula. As of December 31, 2012 and 2011, the Company had accrued contractual dividends of $261,084 and $244,001 respectively, related to the Series B Preferred Stock. On January 1, 2013, 2012 and 2011, the Company issued 27,630, 25,823 and 3,597 shares of Series B convertible preferred stock valued at $261,084, $244,001 and $33,992, and representing approximately $0.66, $0.66 and $0.09 in value per share of Series B Preferred Stock outstanding, respectively, to the Series B convertible preferred stock owners as payment in kind for dividends.  As of June 10, 2013, Series B holders are entitled to convert into 8.22 shares of the Company’s common stock for each share of Series B Preferred Stock due to the anti-dilution feature.

Series C Preferred Stock  -  Redeemable Preferred Stock

On October 17, 2011, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware fixing the rights, preferences and restrictions of a newly formed class of Series C Preferred Stock.  The Certificate of Designation designates 10,000 shares of the Company's preferred stock as Series C Preferred Stock to be issued at an original issue price of $100 per share.  The Series C Preferred Stock has voting rights equal to one vote for each share held, has a liquidation preference equal to its purchase price, and has certain redemption rights available at the option of the holder.  The holder can make a mandatory redemption request at any time on or after the earliest of (i) January 15, 2013, (ii) any date prior to January 15, 2013 on which the Convertible Notes are declared by the holders thereof to be, or automatically become, due and payable on an event of default, acceleration event or otherwise, (iii) immediately prior to an Asset Transfer or Acquisition, or (iv) the date on which the Convertible Notes are no longer outstanding.  The Series C Preferred Stock is non-convertible and does not pay dividends.

On October 17, 2011, the Company received net cash proceeds of $1,000,000 for the sale of 10,000 shares of Series C Preferred Stock to a greater than 10% stockholder of the Company (the “Series C Holder”). Since certain of the Company’s preferred shares contain redemption rights which are not solely within the Company’s control, these issuances of preferred stock were initially presented as temporary equity. In connection with the issuance, the investor received five-year immediately exercisable warrants to purchase 270,000 shares of the Company’s common stock at an exercise price of $2.90 per share and which had a relative fair value of $526,522 on the date of grant. The $526,522 relative fair value was recorded as a discount against the Series C Preferred Stock and was initially amortized as deemed dividends over the period through January 15, 2013.

On October 31, 2012, the Company entered into a letter agreement (the “Series C Letter”) with the Series C Holder relating to its Series C Preferred Stock. Pursuant to the Series C Letter, the Series C Holder agreed to exchange (the “Exchange”) all its shares of Series C Preferred Stock for common stock of the Company if (i) the Company receives at least $4 million in proceeds from qualifying private placements of common stock (as defined) on or prior to December 31, 2012 (the “Private Placements”) and (ii) all the Company’s Convertible Notes due December 31, 2012 and all the Company’s Notes due January 15, 2013 cease to be outstanding, and would not be replaced with other debt securities, other than debt securities issued to lenders approved by the Series C Holder. If the Exchange had occurred, for each share of Series C Preferred exchanged, the Series C Holder would have received a number of shares of common stock equal to $100 divided by the weighted average price of the shares of common stock sold in the Private Placements. However, the Company failed to raise the funds required in the Series C Letter.

On February 13, 2013, the Company received a Notice of Redemption of Series C Preferred Stock. As a result of the Convertible Notes coming due and not being paid on December 31, 2012 (see Note 7), the Company accelerated the accretion rate of the deemed dividend on the Redeemable Preferred Stock – Series C and reclassified the Redeemable Preferred Stock – Series C from temporary equity to current liabilities. The Company must now apply all of its assets to the redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (the Company is not permitted to utilize those assets required to pay its debts as they come due and those assets required to continue as a going concern toward the redemption). The Company recorded Series C deemed dividends of $433,606 and $92,916 during the years ended December 31, 2012 and 2011 respectively.  As of December 31, 2012, the discount associated with the Series C Preferred Stock was fully amortized.

Incentive Compensation/Stock Option Plans

The 2009 Incentive Compensation Plan (the “2009 Plan”) was approved on May 15, 2009 and June 4, 2009, and the increase in the total number of shares of common stock issuable pursuant to the 2009 Plan to 2,881,425 shares was approved on October 4, 2010 and September 20, 2011, by the Board of Directors and the Stockholders, respectively.

The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock-based awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is an aggregate value of $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is an aggregate value of $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the board of directors or committee of the Company’s board of directors designated to administer the 2009 Plan (the “Committee”), except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Committee, but in the case of an incentive stock option, the exercise price must not be less than the fair market value of a share of common stock on the date of grant.

Stock Options

Grants

During the year ended December 31, 2011, the Company granted options to purchase an aggregate of 360,000 shares of common stock to certain employees and directors. These options vest over a three year period, have a term of 10 years, and contain an exercise price between $3.30 and $4.62 per share. The options were granted under the 2009 Plan and had an aggregate grant date value of $1,106,879.

During the year ended December 31, 2011, the Company granted options to purchase an aggregate of 140,000 shares of common stock to consultants. These options vest over a three year period, have a term of 10 years, and contain an exercise price between $4.10 and $4.62 per share. The options were granted under the 2009 Plan had an aggregate grant date value of $399,989.

On August 31, 2011, the Company granted an option to an officer of the Company to purchase 250,000 shares of common stock at an exercise price of $3.80 per share. The option was not granted pursuant to an established plan. The shares vest when a specified financing is secured. The option has a term of five years and a grant date value of $891,569.  Since the option contains performance conditions, the fair value of such option has not been recorded since securing the financing is not currently considered probable.

On March 30, 2012, the Company granted options to four directors to purchase an aggregate of 60,000 shares of common stock under the 2009 Plan at an exercise price of $6.99 per share. The options have an aggregate grant date value of $391,028, vest over a three year period and have a term of ten years.

On March 30, 2012, the Company granted options to employees to purchase an aggregate of 30,000 shares of common stock under the 2009 Plan at an exercise price of $6.99 per share. The options have an aggregate grant date value of $195,514, vest over a three year period and have a term of ten years.

On October 15, 2012, the Company granted options to employees to purchase an aggregate of 76,000 shares of common stock under the 2009 Plan at an exercise price of $4.95 per share for an aggregate grant date value of $359,609.  The options vest over a three year period and have a term of ten years.

On October 15, 2012, the Company granted an option to an officer of the Company to purchase 250,000 shares of common stock under the 2009 Plan at an exercise price of $4.95 per share for a grant date value of $1,182,925.  The option vests over a three year period and has a term of ten years.

Exercises

On July 26, 2011, a former officer exercised an option to purchase 50,000 shares of common stock at an exercise price of $0.80 per share for aggregate cash proceeds of $40,000.

On November 2, 2011, a former officer was issued 31,934 shares upon the cashless exercise of an option to purchase 37,875 shares of common stock at an exercise price of $0.80 per share.

On January 6, 2012, a former officer was issued 92,858 shares of common stock pursuant to a cashless exercise of a stock option to purchase 105,450 shares of common stock with an exercise price of $0.80 per share.

On May 4, 2012, the Company received $26,662 in proceeds from the exercise of options to purchase 4,166 shares of the common stock at $2.80 per share and 4,166 shares of common stock at $3.60 per share.

On November 12, 2012, a former officer was issued 63,129 shares of common stock pursuant to a cashless exercise of a stock option to purchase 17,575 shares of common stock (14,676 net shares) at an exercise price of $0.80 per share and a stock option to purchase 100,000 shares of common stock (48,453 net shares) at an exercise price of $2.50 per share.

The aggregate intrinsic value of options exercised was $932,795 and $324,075 for the years ended December 31, 2012 and 2011, respectively.

Valuation and Amortization

Option valuation models require the input of highly subjective assumptions. Through June 30, 2011 and in prior periods, the fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data existed to estimate the volatility using the Company’s own historical stock prices.  Beginning in July 2011, the Company began to use the historical trading prices of its own common stock as a component in the calculation of an estimated volatility figure to determine the fair value of new stock-based payment awards using the Black-Scholes model. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107.  The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model with the following assumptions as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Risk-free interest rate	0.67% to 1.04%	0.88% to 2.72%

Dividend yield	None	None

Expected volatility	163.7%-172.2%	133.4% to 185.2%

Expected life in years	6.00	6.00

The weighted average fair value of the stock options granted during the years ended December 31, 2012 and 2011 were $5.12 and $3.20, respectively.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. The Company estimated forfeitures related to option grants at a weighted average annual rate of 5% and 0% per year for options granted during the years ended December 31, 2012 and 2011, respectively.

Stock-based compensation expense for the years ended December 31, 2012 and 2011 was recorded in the consolidated statements of operations as a component of selling, general and administrative expenses and totaled $556,148 and $948,923, respectively.

As of December 31, 2012, stock-based compensation expense of approximately $2,898,361 remains unamortized, including $2,006,792 which is being amortized over the weighted average remaining period of 2.7 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

Details of the options outstanding under the 2009 Plan are as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	1,996,300	$2.14
Granted	750,000	$4.08
Expired	-	-
Canceled	(492,500)	$1.96
Exercised	(87,875)	$0.80

Options outstanding at January 1, 2012	2,165,925	$2.89

Granted	416,000	$5.39
Expired	--	--
Canceled	(166,669)	$4.03
Exercised	(231,357)	$1.62

Options outstanding at December 31, 2012	2,183,899	$3.42	5.97	$2,348,938

Options exercisable at December 31, 2012	1,133,898	$2.50	4.79	$2,001,437

	Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Exercisable Number of Options

$0.80 - $2.20	$1.58	485,900	$1.58	2.7	485,900
$2.21 - $3.80	$3.18	955,333	$2.90	5.8	514,666
$3.81 - $6.99	$4.92	742,666	$4.31	8.3	133,332
$0.80 - $6.99	$3.42	2,183,899	$2.50	4.8	1,133,898

Warrants

Grants

On August 31, 2011, the Company granted a warrant to a consultant to purchase 250,000 shares of common stock at an exercise price of $3.80 per share. The warrant was not granted pursuant to an established plan. The shares vest when a specified financing is secured. The warrant has a term of five years and a grant date value of $576,840. Since the warrant contains performance conditions, the fair value of such warrant has not been recorded since securing the financing is not currently considered probable.

On October 15, 2012, the Company granted a consultant a ten-year warrant to purchase 30,000 shares of common stock at an exercise price of $4.95 per share. The warrant had a grant date value of $115,049 which will be recognized over the three year vesting period.

Exercises

During the year ended December 31, 2011, the Company issued an aggregate of 14,135 shares of common stock to a warrant holder who elected to exercise a warrant to purchase 18,750 shares of common stock at an exercise price of $1.60 per share on a “cashless basis” under the terms of the warrants. The warrant holder was the Company’s investment advisor and the Company’s Audit Committee Chairman was a senior managing director of this investment advisory firm when the warrant was granted in 2010.

During the year ended December 31, 2012, the Company issued an aggregate of 1,465,578 shares of common stock to three holders of warrants who elected to exercise 2,353,744 warrants on a “cashless” basis under the terms of the warrants. The warrants had exercise prices of $1.60 per share (471,628 net shares), $3.00 per share (701,388 net shares) and $2.90 per share (292,562 net shares).

The aggregate intrinsic value of warrants exercised was $10,316,439 and $91,875 for the years ended December 31, 2012 and 2011, respectively.

Summary

Details of outstanding warrants are as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Warrants outstanding at January 1, 2011	1,915,340	$2.53
Issued	1,020,000	$2.90
Expired	-	-
Exercised	(18,750)	$1.60
Warrants outstanding at January 1, 2012	2,916,590	$2.67
Issued	30,000	$4.95
Expired	-	-
Exercised	(2,353,744)	$2.61
Warrants outstanding at December 31, 2012	592,846	$3.01	3.98	$755,558
Warrants exercisable at December 31, 2012	312,846	$2.91	3.67	$418,058

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.90 – $3.00	562,846	3.67	$2.91	312,846	$2.91
$3.01 – $4.95	30,000	9.79	$4.95	-	-
$2.90 – $4.95	592,846	3.98	$3.01	312,846	$2.91

11. Commitments and Contingent Liabilities

Operating Leases

During 2011, the Company entered into a one-year lease agreement for a corporate apartment effective May 31, 2011. The monthly lease rate of $2,850 is in effect for the full term of the agreement.  After the initial term of the lease, the agreement converted to a month to month lease.  Subsequent to December 31, 2012, the Company gave notice of early termination and the lease expired on March 31, 2013.

On June 15, 2011, the Company entered into a lease agreement for approximately 28,000 square feet of office and storage space with an entity effective July 1, 2011. On August 29, 2011, the Company amended the agreement to expand to approximately 62,600 square feet of office and storage space effective November 1, 2011. The amended monthly lease rate of $9,224 is in effect through December 2013. Starting in 2014, the rent will increase to $10,671 per month through December 2015.  The remainder of the lease contract, the monthly lease payment is $11,975. The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The lease expires on January 1, 2017. Deferred rent payable was $39,101, and has been included in accrued expenses and other current liabilities on the consolidated balance sheet as of December 31, 2012.

The Company’s leasehold interest in its office and warehouse space was subject to a mechanic’s lien in favor of the contractor that assisted with the construction of the facility. The amount the Company owed to the contractor was in dispute. On June 14, 2012, the Company reached a written settlement and agreed to pay the contractor the total amount of $189,000 in three equal installments. The final payment was paid on November 2, 2012. The Company received a general release and release of mechanic’s lien from the contractor.

Future minimum payments, by year and in the aggregate, under operating leases as of December 31, 2012 are as follows:

For the years ending December 31,	Amount

2013	$110,694
2014	128,049
2015	128,049
2016	143,699
Total future minimum lease payments	$510,491

During the years ended December 31, 2012 and 2011, the Company recorded aggregate rent expense of $195,116 and $166,857, respectively.

Litigation

On November 29, 2011, NMN Advisors, Inc. (“Plaintiff”) filed a complaint against the Company alleging that it breached a consulting agreement. The complaint seeks damages of $70,000 plus pre-judgment interest. On February 6, 2012, the Company filed its answer to the complaint denying that the Company owes any amounts under the contract, and the Company also filed a cross-complaint against the plaintiff asserting a number of causes of action, including breach of contract. Plaintiff filed its answer to the Company cross-complaint on March 5, 2012. Both the Company and the Plaintiff agreed to attempt to resolve the dispute by court mediation and on August 21, 2012, the litigation was resolved by a negotiated settlement.  Such amount has been accrued in the accompanying consolidated balance sheet as of December 31, 2012.

On February 9, 2012, two of our former stockholders, Rock Castle and Jason Smith (“Plaintiffs”), filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that the Company had breached the terms of certain incentive options the Company granted to the Plaintiffs in connection with the Company’s now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of the Company’s common stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require the Company to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for the Company in connection with its purchase of shares of its common stock from Plaintiffs in September 2011.  On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.  Trial of the case is currently scheduled for April of 2014.  The Company denies all of the Plaintiffs’ claims and intends to contest this matter vigorously.

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

On October 9, 2012, American Express Travel Related Services Company, Inc. brought legal action against the Company in the Boone County, Kentucky Circuit Court. The action seeks to recover the unpaid balance on a credit card account in the amount of $87,029, plus interest and costs. The Company filed an answer in November 2012.  This litigation was resolved on July 10, 2013 by a negotiated settlement.  Such amount has been accrued in the accompanying consolidated balance sheet as of December 31, 2012.

On November 5, 2012, HD Smith, Inc., one of the Company’s vendors, (“Plaintiff”) filed a complaint against the Company alleging that it breached its vendor credit agreement. The Plaintiff is seeking damages of $170,316 plus pre-judgment interest and attorneys’ fees. This litigation was resolved on January 25, 2013, as amended on June 20, 2013, by a negotiated settlement.  Such amount has been accrued in the accompanying consolidated balance sheet as of December 31, 2012.

On March 13, 2013, a former vendor filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that the Company had breached its contract. The plaintiff is seeking damages of $17,800 plus pre-judgment interest and other costs and expenses. The Company answered the complaint and trial was set for June 2014.  This matter was resolved on June 20, 2013 by a negotiated settlement.  Such amount has been accrued in the accompanying consolidated balance sheet as of December 31, 2012.

On March 20, 2013, a complaint was filed in the Delaware Court of Chancery by two shareholders of the Company, HWH Lending, LLC and Milfam I L.P., seeking to compel the holding of an annual meeting of stockholders for the election of directors under Delaware law.  The Company filed an answer to the complaint on April 12, 2013.  On May 13, 2013, the Company publicly announced that the Board of Directors had set the date for the Company’s next annual meeting of stockholders as August 15, 2013 at 11:00 a.m. Eastern time.  In lieu of further litigation, on July 18, 2013, the parties submitted to the court a proposed order confirming August 15, 2013 as the annual meeting date and establishing certain procedures related to the annual meeting.  On July 18, 2013, the court entered the proposed order providing that (i) the Company shall notice and hold its annual meeting on August 15, 2013 for the election of directors and for the transaction of any other business properly brought before the meeting, and the date of the  meeting shall not be adjourned, continued or postponed prior to the election of directors absent an order of the court; (ii) the shares of the Company’s stock represented at the annual meeting, either in person or by proxy, and entitled to vote thereat shall constitute a quorum for purposes of the meeting, notwithstanding any contrary provision in the Company’s certificate of incorporation or Bylaws, and (iii) the record date for the determination of stockholders entitled to notice of and to vote at the annual meeting is July 1, 2013, and if the annual meeting noticed for August 15, 2013 is adjourned, continued or postponed prior to the election of directors pursuant to an order of the court, the Company may set a new record date in accordance with the Company’s Bylaws.

On April 23, 2013, the Company’s Board of Directors formed a Special Committee, chaired by Youssef Bennani, a director and Chairman of the Company’s Audit Committee, to investigate certain stockholder demands.  Since March 1, 2013, the Company has received three letters from stockholders alleging certain breaches of fiduciary duties by directors of the Company and demanding that the Company commence investigations of the alleged conduct.  On March 1, 2013, the Company received a letter on behalf of the holders of the Company’s Series B Preferred Stock (“Preferred Holders”) alleging that a convicted felon appears to be a consultant to the Company, owes the Company money, and exercises control over the Company.  On March 8, 2013, the Company received a letter on behalf of stockholder Wayne Corona alleging that two directors, Matthew Stecker and John Backus, breached their fiduciary duties and demanding that the Company investigate legal claims against those directors.  The letter alleges that the director designee of the holders of the Company’s Series B Preferred Stock and the director designee of New Atlantic Ventures Fund III, L.P. (“NAV”) acted in concert to attempt to scuttle the Company’s recent financing plan.  The letter also alleged that the director designee of the Preferred Holders and the director designee of NAV sought to prevent the Company from paying back its lenders in 2010 and 2011.  On March 18, 2013, the Company received a letter on behalf of the two directors denying the allegations and stating there was no proper basis for launching an investigation.  On March 27, 2013, a letter on behalf of Messrs. Backus and Stecker, in their capacities as directors and stockholders, demanded that the Company (i) investigate alleged breaches of confidentiality and fiduciary duties by the Company’s President and CEO and two other directors in connection with the purported stockholder demand letter of Mr. Corona dated March 8, 2013, and (ii) assert related claims against those individuals.  The letter also asserted that the director constituting the special committee, Youssef Bennani, is subject to alleged conflicts of interest that disqualify him from serving on any proposed special committee to evaluate the pending stockholder demands.  The Special Committee has retained an independent law firm to conduct the investigation and advise the Special Committee.

On April 30, 2013, a purported class-action complaint was filed against the Company in the United States District Court for the Northern District of Illinois.  The complaint alleges that the Company sent an unsolicited advertising fax to Glen Ellyn Pharmacy, the named plaintiff, and other recipients.  The complaint alleges that such a fax violates the federal Telephone Consumer Protection Act (the “TCPA”), the Illinois Consumer Fraud Act and Illinois common law.  Under the TCPA, recipients of unsolicited fax advertisements are entitled to damages of up to $500 per fax for inadvertent violations and up to $1,500 for knowing or willful violations.  At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of persons and entities who were sent advertising faxes by the Company which did not contain an opt out notice.  On June 19, 2013, the plaintiff filed an amended class-action complaint which withdrew the two counts for alleged violations of the Illinois Consumer Fraud Act and the common law tort of conversion.  The amended complaint eliminates claims for damages under Illinois law and leaves only a single count for an alleged violation of the TCPA.  The Company filed an answer to the amended complaint on July 8, 2013.  The District Court has not established or recognized any class.  The Company is vigorously contesting class certification and liability, and will continue to evaluate its defenses.  However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance on whether the Company will be successful in any such litigation.

On May 7, 2013, a putative stockholder derivative action was filed in the Court of Chancery of the State of Delaware against certain directors and the chief executive officer of the Company and against the Company, as a nominal defendant.  The complaint alleges claims for breach of fiduciary duty, entrenchment and corporate waste arising out of the alleged failure to conduct annual meetings, SEC filing obligations, advances to a former employee and a $500,000 secured loan to the Company which the entire board of directors approved.  The derivative complaint seeks unspecified compensatory damages and other relief.  The Company and the individual defendants believe that the allegations stated in the complaint are without merit and they intend to defend themselves vigorously against the allegations.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $27,000.  The Company was served with the lawsuit in June 2013 and the Company has not yet filed an answer to the complaint.

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable. Currently, other than discussed above, the Company is not involved in any such material matters.

12. Concentrations

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

As of December 31, 2012, two companies represented approximately 18% and 14% of accounts receivable.  As of December 31, 2011, three companies represented approximately 55%, 16% and 11% of accounts receivable.

During the year ended December 31, 2012, two vendors represented 28% and 24% of total purchases. During the year ended December 31, 2011, two vendors represented 38% and 11% of total purchases.

13. Related Party Transactions

Lalit Dhadphale, the Company’s President, Chief Executive Officer and Principal Financial Officer, and Cape Bear Partners LLC (“Cape Bear”), who at the time was a beneficial owner of 12% of the Company’s common stock, guaranteed certain obligations with an original principal value of approximately $1,200,000, which notes were assumed by the Company in connection with its 2009 reverse merger. The guarantees state that Mr. Dhadphale and Cape Bear each guarantee the full payment of principal and interest under the notes. On January 5, 2011, the remaining convertible note balance under these notes was satisfied by conversion to common stock, and the guarantee was terminated.

Jason Smith is a manager of Rock Castle, a stockholder of the Company through September 2, 2011. Jason Smith is also the son of Dennis Smith, the controlling stockholder of Masters Pharmaceutical, Inc., one of the Company’s former suppliers.  The Company purchased from Masters Pharmaceutical, Inc., $618,768 of inventory, representing approximately 11% of total purchases during the year ended December 31, 2011. There were no accounts payable due to Masters Pharmaceutical, Inc. at December 31, 2011. For the year ended December 31, 2011, sales to Masters Pharmaceuticals, Inc. were approximately 1.56% of net sales.

On September 12, 2011, the Company entered into a Promissory Note Agreement for $300,000 with a stockholder, at an interest rate of 5% per annum which became payable on demand as of  November 12, 2011.   On March 13, 2013, the Promissory Note Agreement was converted into common stock. During the years ended December 31, 2012 and 2011, the Company recorded interest expense of $15,041 and $4,562, respectively. As of December 31, 2012, accrued interest was $19,603.

Between June 2009 and April 2012, an employee who is the son of the managing member of Cape Bear, received advances from the Company in various forms. In April 2012, this employee voluntarily resigned from the Company.  At the height, the balance of these advances totaled $391,468 including interest. Principal repayments towards the outstanding advances aggregating $235,000 have been made during 2012. Previously classified as an asset, the outstanding amount was reclassified under Stockholders’ Deficiency as the Company determined to exercise its rights associated with a pledge agreement for 42,860 shares of common stock. As of December 31, 2012, the Company established a $137,610 reserve for the unsecured balance (based on the recent market price of the common stock) such that the carrying value of these advances was $18,858.  The Company continues to pursue all avenues of collection. The Company also provided fulfillment services at no charge to a business partly owned by a member of his household. The Company’s Board of Directors determined that not all of these advances were approved in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system. As a result, the Company was not able to monitor the outstanding amount of these advances on a continuous basis. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter.

During the years ended December 31, 2012 and 2011, the Company received advances of $605,000 and $560,000 and repaid advances of $293,812 and $106,188 respectively, from certain stockholders. Such advances are due on demand and are non-interest bearing.

During the year ended December 31, 2012, a director was paid $93,800 for general financial and business consulting.

From March 2011 to April 2013, a wife of a director served as the agent for the Company's D&O insurance. During the years ended December 31, 2012 and 2011, the Company recorded insurance premium expense of $47,930 and $29,834, respectively.

14.  Income Taxes

As of December 31, 2012 and 2011 the Company had approximately $12,600,000 and $8,000,000, respectively, of federal net operating loss carryforwards (“NOLs”) that may be available to offset future taxable income. The federal net operating loss carry forwards, if not utilized, will expire from 2027 to 2032.  As of December 31, 2012 and 2011, the Company had approximately $3,000,000 and $700,000 of state net operating loss carryforwards available to offset future taxable income. The state NOLs, if not utilized, will expire beginning in 2031.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities.  The Company’s federal and local income tax returns for tax years beginning in 2009 remain subject to examination.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforwards could be limited in the event of a change in ownership. Based upon a study that analyzed the Company's stock ownership activity, a change of ownership was deemed to have occurred in 2011. This change of ownership created an annual limitation of approximately $1,000,000 on the usage of the Company's losses which are available through 2031.

The income tax provision (benefit) for the years ended December 31, 2012 and 2011 was as follows:

	For The Years Ended
	December 31,
	2012	2011
Federal:
Current	$-	$-
Deferred	(1,299,493)	(1,685,029)

State and local:
Current	-	-
Deferred	(191,102)	(247,798)
	(1,490,595)	(1,932,827)
Change in valuation allowance	1,490,595	1,932,827
Income tax provision (benefit)	$-	$-

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,465,161	$2,954,459
Stock-based compensation	258,743	164,841
Inventory reserves	54,000	58,500
Allowance for bad debt	87,405	252,993
Charitable contribution carryforwards	5,630	4,306
Accruals	24,775	-
Total deferred tax assets	4,895,714	3,435,099
Valuation allowance	(4,876,671)	(3,386,076)
Deferred tax assets, net of valuation allowance	19,043	49,023

Deferred tax liabilities:
Property and equipment	(19,043)	(49,023)

Net deferred tax assets	$-	$-

Change in valuation allowance	$1,490,595	$1,932,827

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established.  Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

For the years ended December 31, 2012 and 2011, the expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2012	2011

US federal statutory rate	(34.0%)	(34.0%)
State tax rate, net of federal benefit	(2.0%)	(5.0%)
Permanent differences
- Stock based compensation	2.9%	3.6%

- Write-off and amortization of intangible asset	3.9%	0.6%
- Other	2.4%	1.0%
Change in valuation allowance	26.8%	33.8%

Income tax provision (benefit)	0.0%	0.0%

15. Acquisition of Hocks

On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”) the Company’s wholly-owned subsidiary (formed February 2011), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy, an Ohio corporation and its stockholders.  Under the Asset Purchase Agreement, Hocks Acquisition purchased all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business”).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.  Hocks Acquisition paid $200,000 in cash to Hocks Pharmacy for the Purchased Assets.

Also on February 14, 2011, the Company entered into a Merger Agreement (the “Merger Agreement”) with Hocks Pharmacy and its stockholders and Hocks.com Inc. (“Hocks.com”), a newly formed Ohio corporation and a wholly-owned subsidiary of Hocks Pharmacy.  Under the Merger Agreement, Hocks Acquisition merged into Hocks.com and Hocks.com became the Company’s wholly-owned subsidiary.  At the time of the Merger, Hocks.com owned all of the intangible assets of the Internet Business, including trademarks, domain names, and customer accounts. The merger consideration consisted of 166,667 shares of the Company’s common stock issued to Hocks Pharmacy, valued at $693,335, based on the $4.16 share price on the date of the closing of the transaction.

The following table summarizes the allocation of the purchase price for Hocks:

Inventory	$200,000
Customer relationships	693,335
Net fair value of assets acquired	$893,335

The following represents a summary of the purchase price consideration:

Common stock	$693,335
Cash	200,000
Total purchase price consideration	$893,335

The Company allocated the excess value entirely to customer relationships with an estimated useful life of seven years. The basis of the allocation was both for quantifiable and qualitative reasons. The quantifiable reasons were based on the estimated number of permanent customers that would be retained by the Company divided into the net fair value of the customer relationship approximated the Company’s average customer acquisition costs for the year ended December 31, 2011. The qualitative reason for allocating the excess value entirely to customer relationship was that the purpose of the acquisition was to acquire new revenue producing customers. The primary factor in estimating the useful life of seven years was based on public information of major pharmacies discounted to reflect the size of the Hocks.com acquisition (see Note 5).

During the year ended December 31, 2011, the Company recognized $2,674,031, of revenue generated by Hocks.com. The Company has determined that disclosing the earnings of Hocks.com for the period from February 14, 2011 (date of acquisition) through December 31, 2011 is impracticable as distinguishing objectively the operating expenses incurred to support the Hocks.com sales is not readily determinable as it has been consolidated with the operating results of the Company.

The following table presents the unaudited pro-forma combined results of operations of the Company and Hocks.com for the year ended December 31, 2011 as if Hocks.com had been acquired at January 1, 2011:

2011 (unaudited)

Revenue	$10,697,247
Net loss	$(5,719,396)
Net loss attributable to common stockholders per share – basic and diluted	$(6,056,313)
Pro-forma basic and diluted net loss per common share	$(0.55)
Net loss attributable to common stockholders per share – basic and diluted	$(0.58)
Weighted average common shares outstanding – basic and diluted	10,418,215

16. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed below.

Private Placement Offerings

On February 1 and 6, 2013, the Company completed private placements for an aggregate of $3,376,975 for the purchase 3,376,975 units at a price of $1.00 per unit. The aggregate amount includes $500,000, which was received from an officer. Each unit consists of (i) one share of the Company’s common stock, and (ii) a five-year warrant to purchase three shares of the Company’s common stock at an exercise price of $0.25 per share. In connection with the Private Placement, an officer has entered into repurchase agreements with each other purchaser of units, pursuant to which he has agreed to repurchase, subject to certain conditions, one-half of each holder’s units at a purchase price of $1.00 per unit if the closing price of the Common Stock is less than $0.25 on five consecutive trading days at any time within one year of February 1, 2013. Cape Bear, which holds a substantial equity position in the Company, entered into repurchase agreements with each purchaser, other than the officer, that are substantially similar to the officer’s agreements, except that Cape Bear’s obligations are secured by a lien over certain real estate. Substantially all of the proceeds from the sale of the units were used by the Company to satisfy all of its obligations under the Notes and Convertible Notes (see Note 2).

On February 15, 2013, the Company granted five-year warrants to purchase an aggregate of 408,345 shares of common stock at an exercise price of $1.00 per share to investors who purchased shares in private placements at $4.50 per share during 2012.

On March 13, 2013, the Company converted $761,000 of notes payable and other advances – related parties and $72,000 of accounts payable to a related party into an aggregate of 833,000 units at a price of $1.00 per unit. Each unit consists of (i) one share of the Company’s common stock, and (ii) a five-year warrant to purchase two and three-quarters shares of the Company’s common stock at an exercise price of $0.25 per share.

On April 11, 2013, the Company completed private placements for an aggregate of $125,000 for the purchase 125,000 units at a price of $1.00 per unit. Each unit consists of (i) one share of the Company’s common stock, and (ii) a five-year warrant to purchase three shares of the Company’s common stock at an exercise price of $0.25 per share. Substantially all of the proceeds from the sale of the units were used by the Company to satisfy all of its obligations under the Notes and Convertible Notes (see Note 2).

Warrant Exercises

Subsequent to December 31, 2012, the Company issued an aggregate of 9,390,257 shares of common stock to several holders of warrants who elected to exercise warrants to purchase 11,125,744 shares of common stock on a "cashless" basis under the terms of the warrants. The warrants had exercise prices of $0.25 per share (8,816,431 net shares) and $0.35 per share (573,826 net shares).

On June 18, 2013, the Company issued an aggregate of 159,352 shares of common stock to several holders of warrants who elected to exercise warrants to purchase 408,345 shares of common stock on a "cashless" basis under the terms of the warrants. The warrants had exercise prices of $1.00 per share.

On June 20, 2013, the Company issued an aggregate of 185,138 shares of common stock to two holders of warrants who elected to exercise warrants to purchase 215,000 shares of common stock on a "cashless" basis under the terms of the warrants.  The warrants had an exercise price of $0.25 per share.

On July 1, 2013, the Company issued 130,053 shares of common stock to a warrant holder who elected to exercise a warrant to purchase 150,000 shares of common stock on a "cashless" basis under the terms of the warrant.  The warrant had an exercise price of $0.25 per share.

Option Grants

On February 15, 2013, the Company granted options to employees to purchase an aggregate of 330,500 shares of common stock under the 2009 Plan at an exercise price of $1.60 per share for an aggregate grant date value of $395,041. The options vest over a three year period and have a term of ten years.

On June 19, 2013, the Company granted an option to a director to purchase 100,000 shares of common stock under the 2009 Plan at an exercise price of $1.45 per share for a grant date value of $109,600.  The option vests over a three year period and has a term of ten years.

Settlement Agreement

On February 22, 2013, the Company entered into a settlement agreement with a counterparty for amounts owed related to the return of expired goods and inventory. On February 28, 2013, the Company received $50,000 in connection with the agreement in complete satisfaction of all outstanding and past due accounts receivable from the counterparty. The balance due to the Company as of December 31, 2012 was $424,525, of which $374,525 was written off and the balance was included in accounts receivable on the consolidated balance sheet and the Company had fully reserved against the remaining balance.

Pagosa Health LLC

On June 4, 2013, the Company formed a wholly owned subsidiary called Pagosa Health LLC (“Pagosa”). On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, Indiana. A redundant facility is required by Verified Internet Pharmacy Practice Sites (“VIPPS”) and a newly acquired contract.  Pagosa will serve as a backup facility and will function as a closed door pharmacy. On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.

Related Party Advances

Subsequent to December 31, 2012, an officer advanced an aggregate of approximately $61,000 to the Company and he was repaid an aggregate of $102,000.

Note Payable

On March 28, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed $500,000 from the Lender (the “Loan”). The Loan is evidenced by a promissory note (the “Note”) and bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum. Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on May 1, 2013. The principal amount and all unpaid accrued interest on the Note is payable on March 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.

The Company granted the Lender a first, priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the Loan. The Loan Agreement contains customary negative covenants restricting the Company’s ability to take certain actions without the Lender’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. Upon the occurrence of an event of default, the Lender has the right to impose interest at a rate equal to five percent (5.0%) per annum above the otherwise applicable interest rate (the “Default Rate”). The repayment of the Loan may be accelerated prior to the maturity date upon certain specified events of default, including failure to pay, bankruptcy, breach of covenant, and breach of representations and warranties.

In consideration of the Loan, the Company granted the Lender a five-year warrant to purchase 750,000 shares of common stock at an exercise purchase price of $0.35 per share. The warrants contain customary anti-dilution and exercise price adjustment provisions.