Form 10-K/A
period 2012-12-31
HealthWarehouse.com, Inc.
filed 2013-08-19
CIK 754813

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):

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

There were 26,050,960 shares of Common Stock outstanding as of July 17, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:    None

Explanatory Note

The purpose of this Amendment No. 1 to HealthWarehouse.com, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission on July 23, 2013, is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2013	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lalit Dhadphale Lalit Dhadphale	President, Chief Executive Officer and Director (principal executive officer)	August 19, 2013

	Director	August 19, 2013
Youssef Bennani

/s/ Joseph Savarino	Director	August 19, 2013
Joseph Savarino

/s/ Ambassador Ned L. Siegel	Director	August 19, 2013
Ambassador Ned L. Siegel

___________________________________	Director	August 19, 2013
Matthew Stecker

Exhibit Index

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

2.2	Asset Purchase Agreement, dated February 14, 2011, among Hocks Acquisition Corporation, and Hocks Pharmacy, Inc. and its stockholders. (10)

2.3	Merger Agreement dated February 14, 2011, among HealthWarehouse.com, Inc., Hocks Acquisition Corporation, Hocks Pharmacy, Inc. and its stockholders, and Hocks.com, Inc. (10)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008. (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008. (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009. (5)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 16, 2010. (8)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law. (9)

3.7	Amended and Restated By-Laws of the Company. (9)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law, filed on October 17, 2011. (15)

4.1	Warrant to Purchase 156,250 Shares of the Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and Issued to HWH Lending, LLC, as Lender. (11)

4.2	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to HWH Lending, LLC as Lender. (11)

4.3	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (11)

4.4	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (11)

4.5	Form of Common Stock Purchase Warrant. (9)

4.6	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of Milfam I L.P. (9)

4.7	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of HWH Lending, LLC. (9)

4.8	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of HWH Lending, LLC. (14)

4.9	Warrant to Purchase 250,000 Shares of the Common Stock of HealthWarehouse.com, Inc., dated September 2, 2011 and Issued to HWH Lending, LLC. (14)

4.10	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of Milfam I, L.P. (14)

4.11	Warrant to Purchase 250,000 shares of the Common Stock of Healthwarehouse.com, Inc. dated September 2, 2011 and issued to Milfam I, L.P. (14)

4.12	Form of Common Stock Purchase Warrant. (15)

4.13	Promissory Note dated March 28, 2013 in the amount of $500,000 payable by the Company to the order of Melrose Capital Advisors, LLC. (16)

4.14	Warrant to Purchase 750,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 18, 2013 and issued to Melrose Capital Advisors, LLC. (16)

10.1	2009 Incentive Compensation Plan. (6) +

10.2	Form of Stock Option Agreements under 2009 Incentive Compensation Plan. (7) +

10.3	Securities Purchase Agreement dated November 8, 2010. (9)

10.4	Loan and Security Agreement dated November 8, 2010 among HealthWarehouse.com, Inc. and Hwareh.com, Inc., as Borrowers, and HWH Lending, LLC and Milfam I L.P. as Lenders. (9)

10.5	Securities Purchase Agreement dated August 3, 2011. (12)

10.6	Investor Rights Agreement dated August 3, 2011. (12)

10.7	Indemnification Agreement dated August 3, 2011. (12)

10.8	Lease agreement dated June 15, 2011 between the Company and the landlord for 7107 Industrial Road Florence, Kentucky. (13)

10.9	Loan and Security Agreement dated September 2, 2011 among HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Borrowers, and HWH Lending LLC, and Milfam I, L.P., as Lenders. (14)

10.10	Stock Purchase Agreement dated September 2, 2011 between the Company and Rock Castle Holdings, LLC. (14)

10.11	Securities Purchase Agreement dated October 17, 2011. (15)

10.12	Amendment No. 1 to Investor Rights Agreement dated October 17, 2011. (15)

10.13	Form of Subscription Agreement for Common Stock. (15)

10.14	Security Agreement dated March 28, 2013 between HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Debtors, and Melrose Capital Advisors, Inc. as secured party. (16)

21.1	Subsidiaries of the Registrant. *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

* ** + (1) (2) (3)
Filed as an exhibit to the original Form 10-K for the year ended December 31, 2012, filed July 23, 2013.
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

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