Form 10-Q
period 2013-03-31
HealthWarehouse.com, Inc.
filed 2013-10-22
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

(800) 748-7001
(Registrant’s Telephone Number, Including Area Code)

Indicate  by check mark whether the registrant (1) has filed all reports required to be  filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or  for such  shorter  period  that  the  registrant  was required to file such reports), and  (2) has  been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

There were 26,529,091 shares of Common Stock outstanding as of October 18, 2013.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets

Current assets:
Cash	$382,353	$-
Restricted cash	125,000	850,002
Accounts receivable, net	221,211	214,973
Inventories - finished goods, net	310,065	395,584
Prepaid expenses and other current assets	41,841	52,292
Total current assets	1,080,470	1,512,851
Property and equipment, net	757,665	768,021
Total assets	$1,838,135	$2,280,872

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,882,558	$2,973,774
Accounts payable – related parties	211,932	147,933
Accrued expenses and other current liabilities	700,258	1,942,769
Deferred revenue	104,228	73,787
Current portion of equipment lease payable	50,802	49,122
Convertible notes	-	1,000,000
Notes payable and other advances, net of debt discount of $0 and $44,363 as of March 31, 2013
and December 31, 2012, respectively	40,000	1,955,637
Note payable and other advances – related parties	-	765,000
Redeemable preferred stock – Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
March 31, 2013 and December 31, 2012 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	4,989,778	9,908,022

Long term liabilities:
Long term portion of equipment lease payable	152,847	166,286
Note payable, net of debt discount of $315,300 as of March 31, 2013	184,700	-
Total long term liabilities	337,547	166,286
Total liabilities	5,327,325	10,074,308

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of March 31, 2013 and December 31, 2012 as above and as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 422,315 and 394,685 shares issued and outstanding as of March 31, 2013 and December 31, 2012 , respectively (aggregate liquidation preference of $4,060,717 and $3,990,877 as of March 31, 2013
and December 31, 2012, respectively)	422	395
Common stock – par value $0.001 per share; authorized 50,000,000 shares; 24,175,156 and 13,030,397 shares issued and 22,995,944 and 11,851,185 shares outstanding as of March 31, 2013
and December 31, 2012, respectively	24,175	13,031
Additional paid-in capital	26,465,916	16,460,385
Employee advances	(50,386)	(18,858)
Treasury stock, at cost, 1,179,212 shares as of March 31, 2013 and December 31, 2012	(3,419,715)	(3,419,715)
Accumulated deficit	(26,509,602)	(20,828,674)
Total stockholders’ deficiency	(3,489,190)	(7,793,436)
Total liabilities and stockholders’ deficiency	$1,838,135	$2,280,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Net sales	$2,409,916	$3,153,607

Cost of sales	1,235,156	1,704,647

Gross profit	1,174,760	1,448,960

Operating expenses:

Selling, general and administrative expenses	2,389,103	2,684,478

Loss from operations	(1,214,343)	(1,235,518)

Other income (expense):
Loss on extinguishment of debt	(2,792,900)	-
Interest income	-	2,548
Interest expense	(71,123)	(317,342)
Total other expense	(2,864,023)	(314,794)

Net loss	(4,078,366)	(1,550,312)

Preferred stock:
Series B convertible contractual dividends	(69,840)	(65,271)
Series B convertible deemed dividends	(1,532,722)	-
Series C redeemable deemed dividends	-	(92,916)

Loss attributable to common stockholders	$(5,680,928)	$(1,708,499)

Per share data:
Net loss – basic and diluted	$(0.26)	$(0.15)
Series B convertible contractual dividends	-	(0.01)
Series B convertible deemed dividends	(0.10)	-
Series C redeemable deemed dividends	-	(0.01)

Net loss attributable to common stockholders - basic and diluted	$(0.36)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	15,609,892	10,191,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Convertible
	Series B									Total
	Preferred Stock		Common Stock		Additional	Employee	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2012	394,685	$395	13,030,397	$13,031	$16,460,385	$(18,858)	1,179,212	$(3,419,715)	$(20,828,674)	$(7,793,436)

Stock-based compensation	-	-	-	-	330,021	-	-	-	-	330,021

Warrants issued to 2012 private
placement investors	-	-	-	-	487,200	-	-	-	-	487,200

Issuance of Series B preferred stock as
payment-in-kind for dividend	27,630	27	-	-	261,057	-	-	-	-	261,084

Cashless exercise of warrants into
common stock	-	-	6,934,784	6,934	(6,934)	-	-	-	-	-

Contractual dividends on Series B convertible
preferred stock	-	-	-	-	-	-	-	-	(69,840)	(69,840)

Beneficial conversion feature and deemed
dividend on Series B convertible preferred
stock	-	-	-	-	1,532,722	-	-	-	(1,532,722)	-

Warrants issued as debt discount in
connection with notes payable	-	-	-	-	315,300	-	-	-	-	315,300

Conversion of notes and accounts payable
into common stock and warrants	-	-	833,000	833	3,625,067	-	-	-	-	3,625,900

Issuance of common stock and warrants
for cash	-	-	3,376,975	3,377	3,373,598	-	-	-	-	3,376,975

Imputed value of services contributed	-	-	-	-	87,500	-	-	-	-	87,500

Reduction in value of employee
advance reserve	-	-	-	-	-	(31,528)	-	-	-	(31,528)

Net loss	-	-	-	-	-	-	-	-	(4,078,366)	(4,078,366)

Balances, March 31, 2013	422,315	$422	24,175,156	$24,175	$26,465,916	$(50,386)	1,179,212	$(3,419,715)	$(26,509,602)	$(3,489,190)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(4,078,366)	$(1,550,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(31,528)	10,521
Depreciation and amortization	35,846	111,851
Stock-based compensation	330,021	259,409
Warrants issued to 2012 private placement investors	487,200	-
Loss on extinguishment of notes and accounts payable	2,792,900	-
Imputed value of services contributed	87,500	-
Amortization of debt discount	44,363	215,711
Changes in operating assets and liabilities:
Accounts receivable	(6,238)	21,542
Inventories - finished goods	85,519	106,206
Prepaid expenses and other current assets	10,451	17,386
Accounts payable – trade	(91,216)	550,400
Accounts payable – related parties	185,999	(4,902)
Accrued expenses and other current liabilities	(340,265)	84,793
Deferred revenue	30,441	-
Net cash used in operating activities	(457,373)	(177,395)

Cash flows from investing activities
Change in restricted cash	725,002	-
Changes in employee advances	-	(81,043)
Website development costs	(25,490)	-
Net cash provided by (used in) investing activities	699,512	(81,043)

Cash flows from financing activities
Principal payments on equipment leases payable	(11,759)	(22,131)
Proceeds from issuance of notes payable	500,000	-
Repayment of notes payable	(2,000,000)	-
Repayment of convertible notes payable	(1,000,000)	-
Proceeds from the sale of common stock [1]	2,526,973	125,000
Proceeds from offering in advance of equity offering closing	125,000	-
Cash overdraft	-	(155,656)
Proceeds from notes payable and other advances – related parties	-	375,000
Repayment of notes payable and other advances – related parties	-	(63,812)
Net cash provided by financing activities	140,214	258,401

Net increase (decrease) in cash	382,353	(37)

Cash - beginning of period	-	40

Cash - end of period	$382,353	$3

[1] - Excludes $850,002 of cash received during 2012 but closed on during the three months ended March 31, 2013

Cash paid for:
Interest	$367,978	$21,491
Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Continued)

	For the Three Months Ended
	March 31,
	2013	2012
Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$261,084	$244,001
Cashless exercise of warrants into common stock	$6,934	$-
Cashless exercise of options into common stock	$-	$93
Warrants issued as debt discount in connection with notes payable	$315,300	$-
Accrual of contractual dividends on Series B convertible preferred stock	$69,840	$65,271
Deemed dividends on Series B convertible preferred stock	$1,532,722	$-
Reclassification of accounts payable - trade to equipment lease payable	$-	$257,583
Deemed dividend – redeemable Series C preferred stock	$-	$92,916
Common stock and warrants issued in exchange of notes and accounts payable	$3,625,900	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2012 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on July 23, 2013.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of March 31, 2013, the Company had a working capital deficiency of $3,909,308 and an accumulated deficit of $26,509,602.  During the three months ended March 31, 2013 and year ended December 31, 2012, the Company incurred net losses of $4,078,366 and $5,574,775 and used cash in operating activities of $457,373 and $947,911, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to March 31, 2013, the Company (a) had a closing of its private placement offering in the amount of $125,000 which funds had been received by the Company during the three months ended March 31, 2013; (b) raised an aggregate of $149,000 in debt financings; and (c) continues to incur net losses, use cash in operating activities and experience cash and working capital constraints. See Note 11.

On February 13, 2013, the Company received a Notice of Redemption related to its Series C Redeemable Preferred Stock aggregating $1,000,000 (see Note 7). As a result of receiving the Notice of Redemption, the Company must now apply all of its assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (the Company is not permitted to utilize toward the redemption those assets required to pay its debts as they come due and those assets required to continue as a going concern).

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

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts.

Reclassifications

Certain accounts in the prior period condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Revenue Recognition

Revenues for the sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is reasonably assured. The Company defers revenue when cash has been received from the customer but delivery has not yet occurred.  Such amounts are reflected as deferred revenues in the accompanying condensed consolidated financial statements.

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

	March 31,
	2013	2012

Options	2,451,483	2,033,807
Warrants	6,047,119	2,916,590
Series B Convertible Preferred Stock	3,407,313	1,973,425
Convertible Promissory Notes	-	529,100
Total potentially dilutive shares	11,905,915	7,452,922

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within Accounting Standards Codification ("ASC") Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This ASU is effective for periods beginning after December 15, 2013 and is not expected to have any impact on the Company’s condensed consolidated financial statements or disclosures.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2013	2012

Deferred rent	$40,889	$39,100
Advertising	75,000	75,000
Salaries and benefits	220,075	166,118
Professional fees	50,000	81,872
Dividends payable	69,840	261,084
Accrued interest	44,250	410,101
Due to investors (1)	125,000	850,002
Customer payables	59,018	51,333
Other	16,186	8,159
Total	$700,258	$1,942,769

(1) - Proceeds received from investors in advance of equity offering closing.

5. Convertible Notes Payable

On February 1, 2013, the Company repaid convertible notes with an outstanding principal balance of $1,000,000 plus outstanding accrued interest of $163,861. The convertible notes bore interest at a rate of 7% per annum compounded annually and were due on December 31, 2012. The Company recorded amortization of debt discount associated with convertible notes payable of $82,616 for the three months ended March 31, 2012 using the effective interest method. As of December 31, 2012, the debt discount had been fully amortized.

6. Notes Payable

On February 1, 2013, the Company repaid notes with an outstanding principal balance of $2,000,000 plus outstanding accrued interest of $199,260. The notes bore interest at a rate of 7% per annum and were due on January 15, 2013. The Company recorded amortization of debt discount associated with notes payable of $44,363 and $133,095 for the three months ended March 31, 2013 and 2012, respectively, using the effective interest method.

On March 28, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed $500,000 from the Lender (the “Loan”). The Loan is evidenced by a promissory note (the “March Note”) and bears interest on the unpaid principal balance of the March Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (as of March 31, 2013, the Prime Rate was 3.25% per annum). Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on May 1, 2013. The principal amount and all unpaid accrued interest on the March Note is payable on March 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Notes Payable – Continued

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

In consideration of the Loan, the Company granted the Lender a five-year warrant to purchase 750,000 shares of common stock at an exercise price of $0.35 per share. The warrants contain customary anti-dilution provisions. The warrant had a relative fair value of $315,300 which was set up as debt discount and will be amortized using the effective interest method over the term of the Loan.  Including the value of the warrant, the March Note had an effective interest rate of 40% per annum.

See Note 7 – Stockholders’ Deficiency – Common Stock for details regarding the conversion of outstanding notes payable – related parties into common stock and warrants.

See Note 11 – Subsequent Events for additional details.

7. Stockholders’ Deficiency

Common Stock

During the three months ended March 31, 2013, pursuant to a private placement offering of units that commenced on October 4, 2012 (the “Private Placement”), the Company received an aggregate of $3,376,975 of proceeds related to the sale of 3,376,975 units at a price of $1.00 per unit. The aggregate amount includes $500,000, which was received from an officer, and $850,002, which was received during the fourth quarter of 2012 and classified as restricted cash as of December 31, 2012. Each unit consists of (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase three shares of the Company’s common stock at an exercise price of $0.25 per share, such that warrants to purchase an aggregate of 10,130,925 shares of common stock were issued. Substantially all of the proceeds from the sale of the units were used by the Company to satisfy all of its obligations under the convertible notes and notes (see Notes 5 and 6). In connection with the Private Placement, an officer has entered into repurchase agreements with certain purchasers of units, pursuant to which he has agreed to repurchase, subject to certain conditions, one-half of these holder’s units at a purchase price of $1.00 per unit if the closing price of the Common Stock is less than $0.25 on five consecutive trading days at any time within one year of February 1, 2013. Cape Bear, which holds a substantial equity position in the Company, also entered into repurchase agreements with certain purchasers, other than the officer, that are substantially similar to the officer’s agreements, except that Cape Bear’s obligations are secured by a lien over certain real estate.

On March 13, 2013, the Company exchanged $761,000 of notes payable and other advances – related parties and $72,000 of accounts payable to a related party into an aggregate of 833,000 units at a price of $1.00 per unit. Each unit consists of (i) one share of the Company’s common stock, and (ii) a five-year warrant to purchase two and three-quarters shares of the Company’s common stock at an exercise price of $0.25 per share (such that warrants to purchase an aggregate of 2,290,750 shares of common stock were issued). The $3,625,900 aggregate fair value of the securities issued ($2,639,700 related to the warrants and $986,200 related to the common stock) was credited to equity at conversion. The Company recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the securities issued as compared to the carrying value of the liabilities.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Stockholders’ Deficiency – Continued

Series B Preferred Stock

On January 1, 2013, the Company issued 27,630 shares of Series B Convertible Preferred Stock valued at $261,084, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding to the Series B Convertible Preferred Stockholders as payment in kind for dividends (the “2013 Series B Dividend”). In connection with the 2013 Series B Dividend, the Company recognized a $202,305 beneficial conversion feature during the three months ended March 31, 2013, which represents the difference between the commitment date value of the shares and the effective conversion price. In connection with the outstanding preferred stock, during the three months ended March 31, 2013 and 2012, the Company recorded $69,840 and $65,271 as contractual 7% dividends, respectively. As of December 31, 2012, February 1, 2013, March 13, 2013 and April 11, 2013, Series B holders are entitled to convert into 5.00, 7.61, 8.07 and 8.14 shares, respectively, of the Company’s common stock for each share of Series B Preferred Stock due to the anti-dilution provision. The anti-dilution provision represents a contingent beneficial conversion feature.  As of March 31, 2013, an incremental 1,295,738 shares of common stock are issuable at conversion of the Series B Convertible Preferred Stock as compared to the original terms.   Using the commitment date common stock price in effect, the commitment date value of the incremental shares is $3,332,792. However, recognition of beneficial conversion features is limited to the aggregate gross proceeds allocated to the preferred stock of $3,199,689 (422,315 shares of Series B Convertible Preferred Stock times $9.45 per share less the relative fair value of the warrants of $791,188) less the $1,666,967 beneficial conversion feature already recognized on the original issuance of 365,265 shares of Series B Preferred Stock (prior to the issuance of additional shares as payment-in-kind in lieu of cash dividends) and the $202,305 recognized related to the 2013 Series B Dividend. Due to these limitations, a beneficial conversion feature of $1,330,417 related to the incremental shares was recognized during the three months ended March 31, 2013.

Series C Preferred Stock

On February 13, 2013, the Company received a Notice of Redemption of Series C Preferred Stock. As a result of the Convertible Notes coming due and not being paid on December 31, 2012, the Company accelerated the accretion rate of the deemed dividend on the Redeemable Preferred Stock – Series C and reclassified the Redeemable Preferred Stock – Series C from temporary equity to current liabilities. The Company recorded Series C deemed dividends of $92,916 during the three months ended March 31, 2012.  As of December 31, 2012, the discount associated with the Series C Preferred Stock was fully amortized.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For The Three Months Ended
	March 31,
	2013	2012

Risk free interest rate	1.13%	1.04%
Dividend yield	0.00%	0.00%
Expected volatility	166.0%	172.2%
Expectd life in years	6.00	6.00

The weighted average fair value of the stock options granted during the three months ended March 31, 2013 and 2012 was $1.20 and $5.27 per share, respectively.

On February 15, 2013, the Company granted options to employees to purchase an aggregate of 330,500 shares of common stock under the 2009 Plan at an exercise price of $1.60 per share for an aggregate grant date value of $395,041. The options vest over a three year period and have a term of ten years.

Stock-based compensation expense related to stock options for the three months ended March 31, 2013 and 2012 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $312,444 and $259,409, respectively.  As of March 31, 2013, stock-based compensation expense related to stock options of $2,916,160 remains unamortized, including $2,024,591 which is being amortized over the weighted average remaining period of 2.3 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Stockholders’ Deficiency – Continued

Stock Options – Continued

A summary of the stock option activity during the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2013	2,183,899	$3.42
Granted	330,500	1.60
Exercised	-	-
Forfeited	(62,916)	3.11
Outstanding, March 31, 2013	2,451,483	$3.18	6.2	$77,331

Exercisable, March 31, 2013	1,192,649	$2.66	4.7	$77,331

The following table presents information related to stock options at March 31, 2013:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.80 - $2.20	$ 1.59	806,400	$ 1.58	2.5	485,900
$2.21 - $3.80	3.19	924,083	2.91	5.6	510,083
$3.81 - $6.99	4.94	721,000	4.65	8.1	196,666
	$ 3.18	2,451,483	$ 2.66	4.7	1,192,649

Warrants

In applying the Black-Scholes option pricing model to stock warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended
	March 31,
	2013	2012

Risk free interest rate	0.88%	n/a
Dividend yield	0.00%	n/a
Expected volatility	164.3%	n/a
Expectd life in years	5.00	n/a

The weighted average fair value of the stock warrants granted during the three months ended March 31, 2013 was $1.38 per share.  There were no warrants granted during the three months ended March 31, 2012.

On February 15, 2013, the Company granted vested five-year warrants to purchase an aggregate of 408,348 shares of common stock at an exercise price of $1.00 per share to investors who purchased shares in private placements at $4.50 per share during 2012. The warrants had an aggregate issuance date fair value of $487,200 which was expensed immediately.

See Note 7 – Stockholders’ Deficiency – Common Stock for details regarding warrants granted in connection with the Private Placement and the conversion of related party notes and accounts payable into equity.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Stockholders’ Deficiency – Continued

Warrants – Continued

During the three months ended March 31, 2013, the Company issued an aggregate of 6,934,784 shares of common stock to several holders of warrants who elected to exercise warrants to purchase an aggregate of 8,125,750 shares of common stock on a "cashless" basis under the terms of the warrants. The warrants had an exercise price of $0.25 per share. The aggregate intrinsic value of the warrants exercised was $11,840,859 for the three months ended March 31, 2013.

Stock-based compensation expense related to warrants for the three months ended March 31, 2013 and 2012 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $504,777 and $0, respectively. As of March 31, 2013, stock-based compensation expense related to warrants of $674,312 remains unamortized, including $97,472 which is being amortized over the weighted average remaining period of 2.5 years.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2013	592,846	$3.01
Granted	13,580,023	0.28
Exercised	(8,125,750)	0.25
Forfeited	-	-
Outstanding, March 31, 2013	6,047,119	$0.58	4.7	$4,618,507

Exercisable, March 31, 2013	5,767,119	$0.46	4.8	$4,618,507

The following table presents information related to stock warrants at March 31, 2013:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.25 - $0.35	$ 0.26	5,045,925	$ 0.26	4.9	5,045,925
$0.36 - $1.60	1.00	408,348	1.00	4.9	408,348
$1.61 - $3.00	2.91	562,846	2.91	3.4	312,846
$3.01 - $4.95	4.95	30,000	-	-	-
	$ 0.58	6,047,119	$ 0.46	4.8	5,767,119

Services Contributed

Effective January 1, 2013, an executive officer of the Company waived payment for services contributed during 2013. As a result, the Company imputed the value of the services contributed and recorded salary expense of $87,500 for the three months ended March 31, 2013 with a corresponding credit to stockholders’ deficiency.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Commitments and Contingent Liabilities

Operating Leases

On March 13, 2013, the Company gave notice of early termination for a lease agreement for a corporate apartment dated May 31, 2011.  Accordingly, the lease expired on March 31, 2013. The Company did not incur any penalties related to the early termination of the lease agreement.

During the three months ended March 31, 2013 and 2012, the Company recorded aggregate rent expense of $45,719 and $52,457, respectively.

Litigation

On February 9, 2012, two of our former stockholders, Rock Castle and Jason Smith (“Plaintiffs”), filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that the Company had breached the terms of certain stock options the Company granted to the Plaintiffs in connection with the Company’s now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of the Company’s common stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require the Company to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for the Company in connection with its purchase of shares of its common stock from Plaintiffs in September 2011. On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.  Trial of the case is currently scheduled for April of 2014.  The Company denies all of the Plaintiffs’ claims and intends to contest this matter vigorously.

On October 9, 2012, American Express Travel Related Services Company, Inc. brought legal action against the Company in the Boone County, Kentucky Circuit Court. The action seeks to recover the unpaid balance on a credit card account in the amount of $87,029, plus interest and costs. The Company filed an answer in November 2012.  This litigation was resolved on July 10, 2013 by a negotiated settlement. Such amount has been accrued in the accompanying consolidated balance sheet as of March 31, 2013.

On November 5, 2012, HD Smith, Inc., one of the Company’s vendors, (“Plaintiff”) filed a complaint against the Company alleging that it breached its vendor credit agreement. The Plaintiff is seeking damages of $170,316 plus pre-judgment interest and attorneys’ fees. This litigation was resolved on January 25, 2013, as amended on June 20, 2013, by a negotiated settlement. Such amount has been accrued in the accompanying consolidated balance sheet as of March 31, 2013.

On March 13, 2013, a former vendor filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that the Company had breached its contract. The plaintiff is seeking damages of $17,800 plus pre-judgment interest and other costs and expenses. The Company answered the complaint and trial was set for June 2014.  This matter was resolved by a negotiated settlement. Such amount has been accrued in the accompanying consolidated balance sheet as of March 31, 2013.

On March 20, 2013, a complaint was filed in the Delaware Court of Chancery by two shareholders of the Company, HWH Lending, LLC and Milfam I L.P., seeking to compel the holding of an annual meeting of stockholders for the election of directors under Delaware law.  The Company filed an answer to the complaint on April 12, 2013.  On May 13, 2013, the Company publicly announced that the Board of Directors had set the date for the Company’s next annual meeting of stockholders as August 15, 2013 at 11:00 a.m. Eastern time.  In lieu of further litigation, on July 18, 2013, the parties submitted to the court a proposed order confirming August 15, 2013 as the annual meeting date and establishing certain procedures related to the annual meeting.  On July 18, 2013, the court entered the proposed order providing that (i) the Company shall notice and hold its annual meeting on August 15, 2013 for the election of directors and for the transaction of any other business properly brought before the meeting, and the date of the  meeting shall not be adjourned, continued or postponed prior to the election of directors absent an order of the court; (ii) the shares of the Company’s stock represented at the annual meeting, either in person or by proxy, and entitled to vote thereat shall constitute a quorum for purposes of the meeting, notwithstanding any contrary provision in the Company’s certificate of incorporation or bylaws, and (iii) the record date for the determination of stockholders entitled to notice of and to vote at the annual meeting is July 1, 2013, and if the annual meeting noticed for August 15, 2013 is adjourned, continued or postponed prior to the election of directors pursuant to an order of the court, the Company may set a new record date in accordance with the Company’s bylaws. In accordance with the Court order, the Company’s annual meeting of stockholders was held on August 15, 2013 at which time Lalit Dhadphale, Youssef Bennani, Joseph Savarino, and Ambassador Ned Siegel each received a plurality of the total votes cast at the annual meeting and each was elected as a director by the stockholders of the Company. On September 24, 2013, this action was dismissed without prejudice by a joint stipulation of dismissal.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Commitments and Contingent Liabilities – Continued

Litigation – Continued

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

On April 30, 2013, a purported class-action complaint was filed against the Company in the United States District Court for the Northern District of Illinois.  The complaint alleges that the Company sent an unsolicited advertising fax to Glen Ellyn Pharmacy, the named plaintiff, and other recipients.  The complaint alleges that such a fax violates the federal Telephone Consumer Protection Act (the “TCPA”), the Illinois Consumer Fraud Act and Illinois common law.  Under the TCPA, recipients of unsolicited fax advertisements are entitled to damages of up to $500 per fax for inadvertent violations and up to $1,500 for knowing or willful violations.  At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of persons and entities who were sent advertising faxes by the Company which did not contain an opt out notice.  On June 19, 2013, the plaintiff filed an amended class-action complaint which withdrew the two counts for alleged violations of the Illinois Consumer Fraud Act and the common law tort of conversion.  The amended complaint eliminates claims for damages under Illinois law and leaves only a single count for an alleged violation of the TCPA.  The Company filed an answer to the amended complaint on July 8, 2013 contesting class certification and liability. The District Court has not established or recognized any class.  This litigation was resolved on September 24, 2013. The settlement amount is deemed to be de minimis.

On May 7, 2013, a putative stockholder derivative action was filed in the Court of Chancery of the State of Delaware against certain directors and the chief executive officer of the Company and against the Company, as a nominal defendant.  The complaint alleges claims for breach of fiduciary duty, entrenchment and corporate waste arising out of the alleged failure to conduct annual meetings, SEC filing obligations, advances to a former employee and a $500,000 secured loan to the Company which the entire board of directors approved.  The derivative complaint seeks unspecified compensatory damages and other relief.  The Company and the individual defendants believe that the allegations stated in the complaint are without merit and they intend to defend themselves vigorously against the allegations. The individual director defendants filed a motion to dismiss the complaint on July 22, 2013 and filed an opening brief in support of the motion to dismiss on August 2, 2013.  The Company joined in the motion to dismiss.  Plaintiff’s brief in opposition to the motion to dismiss was due on September 16, 2013.  Instead of filing a brief in opposition to the motion to dismiss, on September 16, 2013, plaintiff filed an amended complaint against the same defendants alleging two claims for breach of fiduciary duty and corporate waste and deleting the claim for entrenchment.  The claims in the amended complaint arise out of allegations regarding a failure to conduct stockholder annual meetings, a failure to comply with SEC filing obligations, a lack of internal controls and unauthorized advances to a former employee and a $500,000 secured loan approved by the Company’s entire board.  The Company and the individual defendants continue to believe the allegations are without merit and intend to vigorously defend themselves against the allegations. On October 3, 2013, the individual director defendants moved to dismiss the amended complaint, and the Company joined in the motion to dismiss.  Under a briefing schedule approved by the court, defendants’ brief on the motion to dismiss is due by November 4, 2013, plaintiff’s answering brief is due by December 13, 2013, and defendants’ reply brief is due by January 10, 2014.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Commitments and Contingent Liabilities – Continued

Litigation – Continued

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $27,000.  The Company filed an answer to the complaint on July 22, 2013 and intends to vigorously defend itself against the allegations.

On August 9, 2013, two shareholders of the Company, HWH Lending, LLC and Milfam I L.P., filed in the Delaware Court of Chancery a verified complaint for injunctive and declaratory relief, seeking to prevent the Company from including a 10.5% block of shares held by a stockholder in the vote count at the Company’s upcoming annual meeting of stockholders scheduled for August 15, 2013.  The complaint alleged that the Company and its Chief Executive Officer did not follow proper procedures in issuing the shares to the stockholder and caused those shares to be issued in violation of Delaware law.  Following an expedited briefing schedule, the court held a hearing on August 14, 2013 and denied plaintiffs’ request for a temporary restraining order.  On August 21, 2013, the plaintiffs filed a notice of voluntary dismissal, dismissing the action without prejudice.

On October 11, 2013, two former directors of the Company sent a letter demanding payment of $80,766 in legal fees and expenses pursuant to certain Company indemnification and advancement provisions.  The Company is evaluating the demand and has requested additional information.

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

Settlement Agreement

On February 22, 2013, the Company entered into a settlement agreement with a counterparty for amounts owed related to the return of expired goods and inventory and the Company wrote down the accounts receivable to the settlement amount as of December 31, 2012. On February 28, 2013, the Company received $50,000 in connection with the agreement in complete satisfaction of all outstanding and past due accounts receivable from the counterparty, such that there was no balance due to the Company as of March 31, 2013.

9. Concentrations

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

As of March 31, 2013, three companies represented approximately 16%, 15% and 14% of accounts receivable.  As of December 31, 2012, two companies represented approximately 18% and 14% of accounts receivable.

During the three months ended March 31, 2013, two vendors represented 30% and 11% of total inventory purchases. During the three months ended March 31, 2012, one vendor represented 41% of total inventory purchases.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Related Party Transactions

During the three months ended March 31, 2013 and 2012, a director was paid $0 and $13,800 for general financial and business consulting. Beginning July 1, 2013, the director is to be paid $3,000 per month and is entitled to expense reimbursements as compensation for serving on the Company’s Board committees.

From March 2011 to April 2013, a wife of a director served as the agent for the Company's D&O insurance. During the three months ended March 31, 2013 and 2012, the Company recorded insurance premium expense of $14,100 and $11,750, respectively.

See Note 7 – Stockholders’ Deficiency – Common Stock for details regarding the exchange of common stock and warrants in satisfaction of related party notes payable, advances and accounts payable.

11. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed below.

Private Placement Offerings

On April 11, 2013, the Company completed private placements for an aggregate of $125,000 for the purchase 125,000 units at a price of $1.00 per unit. Each unit consists of (i) one share of the Company’s common stock, and (ii) a five-year warrant to purchase three shares of the Company’s common stock at an exercise price of $0.25 per share. Substantially all of the proceeds from the sale of the units were used by the Company to satisfy all of its obligations under the Notes and Convertible Notes (see Note 7).

Warrant Exercises

Subsequent to March 31, 2013, the Company issued an aggregate of 3,408,147 shares of common stock to holders of warrants who elected to exercise warrants to purchase an aggregate of 4,404,273 shares of common stock on a "cashless" basis under the terms of the warrants. The warrants had exercise prices of $0.25 per share (3,245,925 gross shares), $0.35 per share (750,000 gross shares), and $1.00 per share (408,348 gross shares).

Option Grants

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

Related Party Advances

Subsequent to March 31, 2013, an officer advanced approximately $2,000 to the Company and he was repaid approximately $60,000. As of March 31, 2013, the outstanding payable to the officer was approximately $154,000.

Notes Payable

On August 15, 2013, the Company issued a note payable to a related party with a principal balance of $49,000, bearing interest at a rate of 10% per annum.  The note has a maturity date of November 7, 2013 and will be repaid in weekly payments of principal and interest beginning in September 2013.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Subsequent Events – Continued

Notes Payable – Continued

Effective September 30, 2013, the Company entered into an Amended and Restated Promissory Note (the “September Note”) which supersedes the March Note (see Note 6 – Notes Payable) with the same Lender.  The Company borrowed an additional $100,000 from the Lender, which brought the face value of the September Note to $600,000.  The September Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”) for the calendar quarters and years ended between December 31, 2013 and 2014, inclusive. In addition, the September Note extended the deadline for providing the March 31, 2013 and June 30, 2013 quarterly financial statements and financial covenant certifications from 45 days after quarter end to October 31, 2013. The remainder of the material September Note terms are unchanged from the March Note.  In consideration of the Lender providing additional funds and entering into the September Note, the Company granted the Lender a five-year warrant to purchase 150,000 shares of common stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $51,200 which was set up as debt discount and will be amortized using the effective interest method over the term of the September Note.  Including the value of the warrants issued in connection with the March Note and September Note, the September Note had an effective interest rate of 41% per annum.

Sublease Agreement

On October 10, 2013, the Company entered into a sublease agreement for 15,000 square feet of warehouse space at the Company’s corporate headquarters in Florence, Kentucky. The initial term of the sublease expires on January 31, 2014 with rent of $4,688 per month. After the expiration of the initial term, the tenant may extend the term of the sublease agreement on a month to month basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the “Company”) as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2013.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	For the Three Months		For the Three Months
	Ended March 31, 2013	% of Revenue	Ended March 31, 2012	% of Revenue
	(unaudited)		(unaudited)

Net sales	$2,409,916	100.0%	$3,153,607	100.0%
Cost of sales	1,235,156	51.3%	1,704,647	54.1%
Gross profit	1,174,760	48.7%	1,448,960	45.9%
Selling, general & administrative	2,389,103	99.1%	2,684,478	85.1%
Loss from operations	(1,214,343)	(50.4%)	(1,235,518)	(39.2%)
Loss on extinguishment	(2,792,900)	(115.9%)	-	0.0%
Interest income	-	0.0%	2,548	0.1%
Interest expense	(71,123)	(3.0%)	(317,342)	(10.1%)
Net loss	$(4,078,366)	(169.2%)	$(1,550,312)	(49.2%)

Net Sales

Net sales for the three months ended March 31, 2013 fell to $2,409,916 from $3,153,607 for the three months ended March 31, 2012, a decrease of $743,691 or 23.6%, primarily as a result of a reduction in advertising due to cash constraints as well as a shift from over-the-counter inventory toward the higher margin prescription drug inventory which has more loyal customers. As a result, OTC and prescription sales decreased approximately $590,000 and $106,000, respectively.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales were $1,235,156 for the three months ended March 31, 2013 as compared to $1,704,647 for the three months ended March 31, 2012, a decrease of $469,491 or 27.5%, primarily as a result of a reduction in order volume. Gross margin percentage increased year-over-year from 45.9% for the three months ended March 31, 2012 to 48.7% for the three months ended March 31, 2013, primarily due to the shift in product mix from over-the-counter drugs to higher margin prescription drugs. We believe that the change in product mix with prescription drugs increasing will continue to improve margins during 2013 and our marketing efforts have focused on this shift.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $2,389,103 for the three months ended March 31, 2013 compared to $2,684,478 for the three months ended March 31, 2012, a decrease of $295,375 or 11.0%. The three months ended March 31, 2013 expense decreases included (a) decreased advertising expense of $354,123 (primarily due to the termination of an advertising campaign); (b) reduced freight expense of $162,630 (primarily due to decreased sales); (c) reduced salaries expense of $87,430 (primarily due to reduction in headcount and salaries); (d) reduced travel expense of $75,129 (primarily due to cost reduction initiatives); and (e) reduced amortization expense of $70,984 (due to the write-off in full of our intangible asset in 2012) .  The decreases were partially offset by (a) an increase in stock-based compensation expense of $557,812 (primarily due to warrants issued to 2012 private placement investors); (b) increased legal expense of $102,044 (primarily due to increased litigation); and (c) increased contract labor expense of $79,444 (primarily due to the increased use of contractors).  We expect that our selling, general and administrative expenses, specifically legal and professional fees, will decrease over time. Certain professional fees will decrease as we improve our internal controls over financial reporting. We expect our legal fees to decrease following the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013 and further as we resolve our outstanding litigation.

Loss on Extinguishment

During the three months ended March 31, 2013, we recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the equity securities issued as compared to the carrying value of the liabilities that were exchanged.

Interest Expense

Interest expense decreased from $317,342 in the three months ended March 31, 2012 to $71,123 in the three months ended March 31, 2013, a decrease of $246,219 or 77.6%, due to the repayment of notes payable and convertible notes payable during the three months ended March 31, 2013.

Adjusted EBITDAS

We believe Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Stock-Based Compensation (“Adjusted EBITDAS”), a non-GAAP financial measure, is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

●
Adjusted EBITDAS provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

●
Adjusted EBITDAS is useful because it excludes non-cash charges, such as depreciation and amortization, stock-based compensation and one-time charges, which the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.

We use Adjusted EBITDAS in conjunction with traditional GAAP measures as part of our overall assessment of our performance, to evaluate the effectiveness of our business strategies and to communicate with our lenders, stockholders and board of directors concerning our financial performance.

Adjusted EBITDAS should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do. We compensate for the inherent limitations associated with using Adjusted EBITDAS through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDAS to the most directly comparable GAAP measure, specifically net loss.

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)

Net loss	$(4,078,366)	$(1,550,312)
Non-GAAP adjustments:
Loss on extinguishment of debt	2,792,900	-
Interest expense, net	71,123	314,794
Depreciation and amortization	35,846	111,851
Warrants issued to 2012 investors	487,200	-
Imputed value of contributed services	87,500	-
Stock-based compensation	330,021	259,409
Adjusted EBITDAS	$(273,776)	$(864,258)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of March 31, 2013 we had a working capital deficiency of $3,909,308 and an accumulated deficit of $26,509,602.  During the three months ended March 31, 2013 and year ended December 31, 2012, we incurred net losses of $4,078,366 and $5,574,775 and used cash in operating activities of $457,373 and $947,911, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to March 31, 2013, we (a) had a closing of our private placement offering in the amount of $125,000 which funds had been received by us during the three months ended March 31, 2013; (b) raised an aggregate of $149,000 in debt financings; and (c) continue to incur net losses, use cash in operating activities and experience cash and working capital constraints.

On February 13, 2013, we received a Notice of Redemption related to our Series C Redeemable Preferred Stock aggregating $1,000,000 As a result of receiving the Notice of Redemption, we must now apply all of our assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (we are not permitted to utilize toward the redemption those assets required to pay our debts as they come due and those assets required to continue as a going concern).

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

As of March 31, 2013 and December 31, 2012, the Company had cash on hand of $382,353 and $0, respectively.  Our cash flow from operating, investing and financing activities during this period were as follows:

For the three months ended March 31, 2013, cash flows included net cash used in operating activities of $457,373.  This amount included a decrease in operating cash related to a net loss of $4,078,366, partially offset by aggregate non-cash adjustments of $3,746,302, plus aggregate cash used by changes in operating assets and liabilities of $125,309 (primarily a result of paying off accrued expenses and other current liabilities). For the three months ended March 31, 2012, cash flows included net cash used in operating activities of $177,395.  This amount included a decrease in operating cash related to a net loss of $1,550,312, partially offset by aggregate non-cash adjustments of $597,492, plus aggregate cash provided by changes in operating assets and liabilities of $775,425 (primarily a result of extending payables due to cash constraints).

For the three months ended March 31, 2013, net cash provided by investing activities was $699,512 due to releasing cash provided by investors from escrow (restricted cash) partially offset by $25,490 of capitalized web development costs. For the three months ended March 31, 2012, net cash used in investing activities was $81,043 due to the repayment of employee advances.

For the three months ended March 31, 2013, net cash provided by financing activities was $140,214. Cash was provided by $2,526,973 of proceeds from a private placement offering (which excludes $850,002 of cash received during 2012 but closed on during the three months ended March 31, 2013) and $500,000 of proceeds from the issuance of a note payable and $125,000 of private placement deposits, partially offset by repayments of notes payable, convertible notes payable and equipment leases payable of $2,000,000, $1,000,000 and $11,759, respectively.  For the three months ended March 31, 2012, net cash provided by financing activities was $258,401, due primarily to advances from certain stockholders of $375,000, of which $63,812 has been repaid to certain stockholders and proceeds from common  stock issued of $125,000 offset in part by capital lease payments of $22,131 and a cash overdraft of $155,656.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on July 23, 2013. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2012 (see Form 10-K filed with the SEC on July 23, 2013), which is an integral component of our disclosure controls and procedures. Those material weaknesses were not remediated during the quarter ended March 31, 2013. As a result of those material weaknesses, our management has concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2013, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as follows:

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

On May 15, 2013, the Company engaged a financial consulting firm in order to assist with its financial reporting and to provide the Company with SEC and technical accounting expertise.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

On March 13, 2013, a former vendor filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached our contract. The plaintiff is seeking damages of $17,800 plus pre-judgment interest and other costs and expenses. We answered the complaint and trial was set for June 2014.  This matter was resolved by a negotiated settlement.

On March 20, 2013, a complaint was filed in the Delaware Court of Chancery by two of our shareholders, HWH Lending, LLC and Milfam I L.P., seeking to compel the holding of an annual meeting of stockholders for the election of directors under Delaware law.  We filed an answer to the complaint on April 12, 2013.  On May 13, 2013, we publicly announced that the Board of Directors had set the date for our next annual meeting of stockholders as August 15, 2013 at 11:00 a.m. Eastern time.  In lieu of further litigation, on July 18, 2013, the parties submitted to the court a proposed order confirming August 15, 2013 as the annual meeting date and establishing certain procedures related to the annual meeting.  On July 18, 2013, the court entered the proposed order providing that (i) we shall notice and hold our annual meeting on August 15, 2013 for the election of directors and for the transaction of any other business properly brought before the meeting, and the date of the  meeting shall not be adjourned, continued or postponed prior to the election of directors absent an order of the court; (ii) the shares of our stock represented at the annual meeting, either in person or by proxy, and entitled to vote thereat shall constitute a quorum for purposes of the meeting, notwithstanding any contrary provision in our certificate of incorporation or bylaws, and (iii) the record date for the determination of stockholders entitled to notice of and to vote at the annual meeting is July 1, 2013, and if the annual meeting noticed for August 15, 2013 is adjourned, continued or postponed prior to the election of directors pursuant to an order of the court, we may set a new record date in accordance with our bylaws. In accordance with the Court order, our annual meeting of stockholders was held on August 15, 2013 at which time Lalit Dhadphale, Youssef Bennani, Joseph Savarino, and Ambassador Ned Siegel each received a plurality of the total votes cast at the annual meeting and each was elected as a director by our stockholders.  On September 24, 2013, this action was dismissed without prejudice by a joint stipulation of dismissal.

On April 23, 2013, our Board of Directors formed a Special Committee, chaired by Youssef Bennani, a director and Chairman of our Audit Committee, to investigate certain stockholder demands.  Since March 1, 2013, we have received three letters from stockholders alleging certain breaches of fiduciary duties by our directors and demanding that we commence investigations of the alleged conduct.  On March 1, 2013, we received a letter on behalf of the holders of our Series B Preferred Stock (“Preferred Holders”) alleging that a convicted felon appears to be a consultant to us, owes us money, and exercises control over us.  On March 8, 2013, we received a letter on behalf of stockholder Wayne Corona alleging that two directors, Matthew Stecker and John Backus, breached their fiduciary duties and demanding that we investigate legal claims against those directors.  The letter alleges that the director designee of the holders of our Series B Preferred Stock and the director designee of New Atlantic Ventures Fund III, L.P. (“NAV”) acted in concert to attempt to scuttle our recent financing plan.  The letter also alleged that the director designee of the Preferred Holders and the director designee of NAV sought to prevent us from paying back our lenders in 2010 and 2011.  On March 18, 2013, we received a letter on behalf of the two directors denying the allegations and stating there was no proper basis for launching an investigation.  On March 27, 2013, a letter on behalf of Messrs. Backus and Stecker, in their capacities as directors and stockholders, demanded that we (i) investigate alleged breaches of confidentiality and fiduciary duties by our President and CEO and two other directors in connection with the purported stockholder demand letter of Mr. Corona dated March 8, 2013, and (ii) assert related claims against those individuals.  The letter also asserted that the director constituting the special committee, Youssef Bennani, is subject to alleged conflicts of interest that disqualify him from serving on any proposed special committee to evaluate the pending stockholder demands.  The Special Committee has retained an independent law firm to conduct the investigation and advise the Special Committee.

On April 30, 2013, a purported class-action complaint was filed against us in the United States District Court for the Northern District of Illinois.  The complaint alleges that we sent an unsolicited advertising fax to Glen Ellyn Pharmacy, the named plaintiff, and other recipients.  The complaint alleges that such a fax violates the federal Telephone Consumer Protection Act (the “TCPA”), the Illinois Consumer Fraud Act and Illinois common law.  Under the TCPA, recipients of unsolicited fax advertisements are entitled to damages of up to $500 per fax for inadvertent violations and up to $1,500 for knowing or willful violations.  At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of persons and entities who were sent advertising faxes by us which did not contain an opt out notice.  On June 19, 2013, the plaintiff filed an amended class-action complaint which withdrew the two counts for alleged violations of the Illinois Consumer Fraud Act and the common law tort of conversion.  The amended complaint eliminates claims for damages under Illinois law and leaves only a single count for an alleged violation of the TCPA.  We filed an answer to the amended complaint on July 8, 2013 contesting class certification and liability. The District Court has not established or recognized any class.  This litigation was resolved on September 24, 2013.

On May 7, 2013, a putative stockholder derivative action was filed in the Court of Chancery of the State of Delaware against certain directors and our chief executive officer and against us, as a nominal defendant.  The complaint alleges claims for breach of fiduciary duty, entrenchment and corporate waste arising out of the alleged failure to conduct annual meetings, SEC filing obligations, advances to a former employee and a $500,000 secured loan to us which the entire board of directors approved.  The derivative complaint seeks unspecified compensatory damages and other relief.  We and the individual defendants believe that the allegations stated in the complaint are without merit and we intend to defend ourselves vigorously against the allegations. The individual director defendants filed a motion to dismiss the complaint on July 22, 2013 and filed an opening brief in support of the motion to dismiss on August 2, 2013.  We joined in the motion to dismiss.  Plaintiff’s brief in opposition to the motion to dismiss was due on September 16, 2013.  Instead of filing a brief in opposition to the motion to dismiss, on September 16, 2013, plaintiff filed an amended complaint against the same defendants alleging two claims for breach of fiduciary duty and corporate waste and deleting the claim for entrenchment.  The claims in the amended complaint arise out of allegations regarding a failure to conduct stockholder annual meetings, a failure to comply with SEC filing obligations, a lack of internal controls and unauthorized advances to a former employee and a $500,000 secured loan approved by our entire board.  We and the individual defendants continue to believe the allegations are without merit and intend to vigorously defend ourselves against the allegations. On October 3, 2013, the individual director defendants moved to dismiss the amended complaint, and we joined in the motion to dismiss.  Under a briefing schedule approved by the court, defendants’ brief on the motion to dismiss is due by November 4, 2013, plaintiff’s answering brief is due by December 13, 2013, and defendants’ reply brief is due by January 10, 2014.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $27,000.  We filed an answer to the complaint on July 22, 2013 and intend to vigorously defend ourselves against the allegations.

On August 9, 2013, two of our shareholders, HWH Lending, LLC and Milfam I L.P., filed in the Delaware Court of Chancery a verified complaint for injunctive and declaratory relief, seeking to prevent us from including a 10.5% block of shares held by a stockholder in the vote count at our upcoming annual meeting of stockholders scheduled for August 15, 2013.  The complaint alleged that we and our Chief Executive Officer did not follow proper procedures in issuing the shares to the stockholder and caused those shares to be issued in violation of Delaware law.  Following an expedited briefing schedule, the court held a hearing on August 14, 2013 and denied plaintiffs’ request for a temporary restraining order.  On August 21, 2013, the plaintiffs filed a notice of voluntary dismissal, dismissing the action without prejudice.

On October 11, 2013, two of our former directors sent a letter demanding payment of $80,766 in legal fees and expenses pursuant to certain Company indemnification and advancement provisions.  We are evaluating the demand and have requested additional information.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 1, 2013, the Company completed private placements for an aggregate of $3,376,975 for the purchase 3,376,975 units at a price of $1.00 per unit. The aggregate amount includes $500,000, which was received from the Company’s Chief Executive Officer. Each unit consists of (i) one share of the Company’s Common Stock, and (ii) five-year warrants to purchase three shares of the Company’s Common Stock at an exercise price of $0.25 per share. The proceeds were used to repay the principal and accrued interest associated with certain indebtedness. The sale of the Common Stock and warrants was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws, which exempt transactions by an issuer not involving any public offering.

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

Recent Repurchases of Common Stock

There were no repurchases of our common stock during the quarter ended March 31, 2013. The Company does not currently have an announced repurchase program.

Item 3. Defaults upon Senior Securities.

On December 31, 2012, the Company failed to make required payments of $1 million in principal and approximately $180,000 of accrued interest due under its Loan and Security Agreement dated November 9, 2010 (the “Loan Agreement”) with two accredited investors (the “Lenders”) and the 7% Convertible Promissory notes issued thereunder (the “Notes” and, together with the Loan Agreement, the “Loan Documents”). Accordingly, the Company was in breach of its obligations under the Loan Documents and subject to the Lenders’ remedies thereunder. On February 1, 2013, the Company repaid the Notes and outstanding accrued interest.

On January 15, 2013, the Company failed to make required payments of $2 million in principal and approximately $193,000 of accrued interest under its Loan and Security Agreement dated September 2, 2011 (the “Loan Agreement”) with two accredited investors (the “Lenders”) and the 7% Convertible Promissory notes issued thereunder (the “Notes” and, together with the 2011 Loan Agreement, the “2011 Loan Documents”). Accordingly, the Company was in breach of its obligations under the 2011 Loan Documents and subject to the Lenders’ remedies thereunder. On February 1, 2013, the Company repaid the Notes and outstanding accrued interest.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On October 16, 2013, HealthWarehouse.com, Inc. and its wholly-owned subsidiaries, Hwareh.com, Inc., Hocks.com, Inc. and Pagosa Health LLC (together, the “Company”) entered into an Amended and Restated Promissory Note (the “Note”) with Melrose Capital Advisors, LLC, an Ohio limited liability company (the “Lender”) and Pagosa Health LLC entered into an additional Security Agreement (the “Security Agreement”) with Lender. Under the terms of the Note, which is effective September 30, 2013 and which supersedes a March 28, 2013 note for $500,000 with the same Lender, the Company borrowed an additional $100,000 from the Lender which brought the face value of the Note to $600,000 (the “Loan”). The proceeds of the Loan will be used by the Company for working capital purposes. The Loan bears interest at a floating rate equal to the prime rate plus 4.25% per annum. Interest is payable monthly and payments began on May 1, 2013. The maturity date of the Loan is March 1, 2015. Under the terms of the additional Security Agreement, Pagosa Health LLC granted the Lender a first priority security interest in all of its assets in order to secure the Company’s obligation to repay the Loan. The Note and Security Agreement contain customary affirmative and negative covenants, including covenants restricting the Company’s ability to take certain actions without the Lender’s consent, such as incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. The payment of the Loan may be accelerated prior to its maturity date upon certain specified events of default, including failure to pay, bankruptcy, breach of covenant, and breach of representations and warranties. The Loan may be prepaid in whole or in part at any time by the Company without penalty.

In consideration of the Lender providing additional funds and entering into the Note, the Company granted the Lender a warrant to purchase 150,000 shares of HealthWarehouse.com, Inc.’s $0.001 par value common stock (the “Common Stock”) at a purchase price of $0.35 per share (the “Warrant”). The Warrant may be exercised in whole or in part and from time to time for a term of five years from its grant date. The Warrant contains a cashless exercise feature and certain customary anti-dilution adjustment provisions. The Warrant is transferable in whole or in part, so long as the transfer complies with applicable securities laws.

The foregoing description of the Note, the Security Agreement and the Warrant is not intended to be complete and is qualified in its entirety by reference to the full text of the Note, the Security Agreement and the Warrant, which are filed as Exhibits 4.1, 4.2 and 10.1 hereto and are incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description

4.1	Amended and Restated Promissory Note dated September 30, 2013 in the amount of $600,000 payable by the Company to the order of Melrose Capital Advisors, LLC *

4.2	Common Stock Purchase Warrant for 150,000 common shares *

10.1	Security Agreement dated September 30, 2013 *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

*           Filed herewith.
**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 2013	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer (principal executive officer)