Form 10-Q
period 2013-06-30
HealthWarehouse.com, Inc.
filed 2013-10-22
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Current assets:
Cash	$808	$-
Restricted cash	-	850,002
Accounts receivable, net	288,901	214,973
Inventories - finished goods, net	357,597	395,584
Prepaid expenses and other current assets	53,107	52,292
Total current assets	700,413	1,512,851
Property and equipment, net	748,124	768,021
Total assets	$1,448,537	$2,280,872

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,768,410	$2,973,774
Accounts payable – related parties	184,983	147,933
Accrued expenses and other current liabilities	625,188	1,942,769
Deferred revenue	18,605	73,787
Current portion of equipment lease payable	52,565	49,122
Convertible notes	-	1,000,000
Notes payable and other advances, net of debt discount of $0 and $44,363 as of June 30, 2013
and December 31, 2012, respectively	40,000	1,955,637
Note payable and other advances – related parties	-	765,000
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
June 30, 2013 and December 31, 2012 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	4,689,751	9,908,022

Long term liabilities:
Long term portion of equipment lease payable	139,005	166,286
Note payable, net of debt discount of $247,900 as of June 30, 2013	225,100	-
Total long term liabilities	364,105	166,286
Total liabilities	5,053,856	10,074,308

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of June 30, 2013 and December 31, 2012 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 422,315 and 394,685 shares issued and outstanding as of June 30, 2013 and December 31, 2012 , respectively (aggregate
liquidation preference of $4,130,557 and $3,990,877 as of June 30, 2013	422	395
and December 31, 2012, respectively)
Common stock – par value $0.001 per share; authorized 50,000,000 shares; 27,100,119 and 13,030,397 shares issued and 25,920,907 and 11,851,185 shares outstanding as of June 30, 2013
and December 31, 2012, respectively	27,100	13,031
Additional paid-in capital	26,698,877	16,460,385
Employee advances	(63,574)	(18,858)
Treasury stock, at cost, 1,179,212 shares as of June 30, 2013 and December 31, 2012	(3,419,715)	(3,419,715)
Accumulated deficit	(26,848,429)	(20,828,674)
Total stockholders’ deficiency	(3,605,319)	(7,793,436)
Total liabilities and stockholders’ deficiency	$1,448,537	$2,280,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$2,674,761	$2,997,326	$5,084,677	$6,150,933

Cost of sales	1,339,120	1,515,608	2,574,276	3,220,255

Gross profit	1,335,641	1,481,718	2,510,401	2,930,678

Operating expenses:

Selling, general and administrative expenses	1,546,446	2,824,358	3,935,549	5,508,836

Loss from operations	(210,805)	(1,342,640)	(1,425,148)	(2,578,158)

Other income (expense):
Loss on extinguishment of debt	-	-	(2,792,900)	-
Other income	-	1,210	-	3,758
Interest expense	(58,182)	(261,240)	(129,305)	(578,582)
Total other expense	(58,182)	(260,030)	(2,922,205)	(574,824)

Net loss	(268,987)	(1,602,670)	(4,347,353)	(3,152,982)

Preferred stock:
Series B convertible contractual dividends	(69,840)	(65,271)	(139,680)	(130,542)
Series B convertible deemed dividends	-	-	(1,532,722)	-
Series C redeemable deemed dividends	-	(92,916)	-	(185,832)

Loss attributable to common stockholders	$(338,827)	$(1,760,857)	$(6,019,755)	$(3,469,356)

Per share data:
Net loss – basic and diluted	$(0.01)	$(0.15)	$(0.21)	$(0.31)
Series B convertible contractual dividends	-	(0.01)	(0.01)	(0.01)
Series B convertible deemed dividends	-	-	(0.07)	-
Series C redeemable deemed dividends	-	(0.01)	-	(0.02)

Net loss attributable to common stockholders - basic and diluted	$(0.01)	$(0.17)	$(0.29)	$(0.34)

Weighted average number of common shares outstanding - basic and diluted	25,216,138	10,378,713	20,439,551	10,229,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

	Convertible
	Series B									Total
	Preferred Stock		Common Stock		Additional	Employee	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2012	394,685	$395	13,030,397	$13,031	$16,460,385	$(18,858)	1,179,212	$(3,419,715)	$(20,828,674)	$(7,793,436)

Stock-based compensation	-	-	-	-	353,407	-	-	-	-	353,407

Warrants issued to 2012 private
placement investors	-	-	-	-	487,200	-	-	-	-	487,200

Issuance of Series B preferred stock as
payment-in-kind for dividend	27,630	27	-	-	261,057	-	-	-	-	261,084

Cashless exercise of warrants into
common stock	-	-	9,734,747	9,734	(9,734)	-	-	-	-	-

Contractual dividends on Series B convertible
preferred stock	-	-	-	-	-	-	-	-	(139,680)	(139,680)

Beneficial conversion feature and deemed
dividend on Series B convertible preferred
stock	-	-	-	-	1,532,722	-	-	-	(1,532,722)	-

Warrants issued as debt discount in
connection with notes payable	-	-	-	-	315,300	-	-	-	-	315,300

Conversion of notes and accounts payable
into common stock and warrants	-	-	833,000	833	3,625,067	-	-	-	-	3,625,900

Issuance of common stock and warrants
for cash	-	-	3,501,975	3,502	3,498,473	-	-	-	-	3,501,975

Imputed value of services contributed	-	-	-	-	175,000	-	-	-	-	175,000

Reduction in value of employee
advance reserve	-	-	-	-	-	(44,716)	-	-	-	(44,716)

Net loss	-	-	-	-	-	-	-	-	(4,347,353)	(4,347,353)

Balances, June 30, 2013	422,315	$422	27,100,119	$27,100	$26,698,877	$(63,574)	1,179,212	$(3,419,715)	$(26,848,429)	$(3,605,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(4,347,353)	$(3,152,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(44,716)	10,521
Depreciation and amortization	71,693	179,647
Stock-based compensation	353,407	549,630
Warrants issued to 2012 private placement investors	487,200	-
Loss on extinguishment of notes and accounts payable	2,792,900	-
Imputed value of services contributed	175,000	-
Amortization of debt discount	84,763	431,422
Changes in operating assets and liabilities:
Accounts receivable	(73,928)	34,386
Inventories - finished goods	37,987	26,878
Prepaid expenses and other current assets	(815)	10,542
Accounts payable – trade	(205,364)	1,120,686
Accounts payable – related parties	159,050	(4,116)
Accrued expenses and other current liabilities	(360,175)	211,438
Deferred revenue	(55,182)	-
Net cash used in operating activities	(925,533)	(581,948)

Cash flows from investing activities
Change in restricted cash	850,002	-
Changes in employee advances	-	138,241
Website development costs	(51,796)	-
Net cash provided by investing activities	798,206	138,241

Cash flows from financing activities
Principal payments on equipment leases payable	(23,838)	(32,691)
Proceeds from exercise of common stock options	-	26,662
Proceeds from issuance of notes payable	500,000	-
Repayment of notes payable	(2,000,000)	-
Repayment of convertible notes payable	(1,000,000)	-
Proceeds from the sale of common stock [1]	2,651,973	175,000
Cash overdraft	-	(46,313)
Proceeds from notes payable and other advances – related parties	-	605,000
Repayment of notes payable and other advances – related parties	-	(283,812)
Net cash provided by financing activities	128,135	443,846

Net increase in cash	808	139

Cash - beginning of period	-	40

Cash - end of period	$808	$179

[1] - Excludes $850,002 of cash received during 2012 but closed on during the six months ended June 30, 2013

Cash paid for:
Interest	$399,374	$21,491
Taxes	$899	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Continued)

	For the Six Months Ended
	June 30,
	2013	2012
Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$261,084	$244,001
Cashless exercise of warrants into common stock	$9,734	$1,465
Cashless exercise of options into common stock	$-	$93
Warrants issued as debt discount in connection with notes payable	$315,300	$-
Accrual of contractual dividends on Series B convertible preferred stock	$139,680	$130,542
Deemed dividends on Series B convertible preferred stock	$1,532,722	$-
Reclassification of accounts payable - trade to equipment lease payable	$-	$257,583
Deemed dividend – redeemable Series C preferred stock	$-	$185,832
Common stock and warrants issued in exchange of notes and accounts payable	$3,625,900	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2012 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on July 23, 2013.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of June 30, 2013, the Company had a working capital deficiency of $3,989,338 and an accumulated deficit of $26,848,429. During the six months ended June 30, 2013 and year ended December 31, 2012, the Company incurred net losses of $4,347,353 and $5,574,775 and used cash in operating activities of $925,533 and $947,911, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to June 30, 2013, the Company (a) raised an aggregate of $149,000 in debt financings; and (b) continues to incur net losses, use cash in operating activities and experience cash and working capital constraints. See Note 11.

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Summary of Significant Accounting Policies

Principles of Consolidation

On June 4, 2013, the Company formed a wholly-owned subsidiary called Pagosa Health LLC (“Pagosa”). The condensed consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., Hocks.com, Inc., ION Holding NV, ION Belgium NV and Pagosa, its wholly-owned subsidiaries. ION Holding NV and ION Belgium NV are inactive subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

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

	June 30,
	2013	2012

Options	2,235,650	2,025,475
Warrants	2,798,771	562,846
Series B Convertible Preferred Stock	3,438,275	1,973,427
Convertible Promissory Notes	-	529,100
Total potentially dilutive shares	8,472,696	5,090,848

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

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2013	2012

Deferred rent	$42,677	$39,100
Advertising	75,000	75,000
Salaries and benefits	153,899	166,118
Professional fees	110,000	81,872
Dividends payable	139,681	261,084
Accrued interest	44,250	410,101
Due to investors (1)	-	850,002
Customer payables	32,406	51,333
Other	27,275	8,159
Total	$625,188	$1,942,769

(1) - Proceeds received from investors in advance of equity offering closing.

5. Convertible Notes Payable

On February 1, 2013, the Company repaid convertible notes with an outstanding principal balance of $1,000,000 plus outstanding accrued interest of $163,861. The convertible notes bore interest at a rate of 7% per annum compounded annually and were due on December 31, 2012. The Company recorded amortization of debt discount associated with convertible notes payable of $82,617 and $165,233 for the three and six months ended June 30, 2012, respectively, using the effective interest method. As of December 31, 2012, the debt discount had been fully amortized.

6. Notes Payable

On February 1, 2013, the Company repaid notes with an outstanding principal balance of $2,000,000 plus outstanding accrued interest of $199,260. The notes bore interest at a rate of 7% per annum and were due on January 15, 2013.

On March 28, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed $500,000 from the Lender (the “Loan”). The Loan is evidenced by a promissory note (the “March Note”) and bears interest on the unpaid principal balance of the March Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (as of June 30, 2013, the Prime Rate was 3.25% per annum). Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on May 1, 2013. The principal amount and all unpaid accrued interest on the March Note is payable on March 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.

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

In consideration of the Loan, the Company granted the Lender a five-year warrant to purchase 750,000 shares of common stock at an exercise price of $0.35 per share. The warrants contain customary anti-dilution provisions. The warrant had a relative fair value of $315,300 which was setup as debt discount and is being amortized using the effective interest method over the term of the Loan.  Including the value of the warrant, the March Note had an effective interest rate of 40% per annum.

The Company recorded amortization of debt discount associated with notes payable of $40,400 and $84,763 for the three and six months ended June 30, 2013, respectively, and $133,094 and $266,189 for the three and six months ended June 30, 2012, respectively, using the effective interest method.

See Note 7 – Stockholders’ Deficiency – Common Stock for details regarding the conversion of outstanding notes payable – related parties into common stock and warrants.

See Note 11 – Subsequent Events for additional details.

7. Stockholders’ Deficiency

Common Stock

During the six months ended June 30, 2013, pursuant to a private placement offering of units that commenced on October 4, 2012 (the “Private Placement”), the Company received an aggregate of $3,501,975 of proceeds related to the sale of 3,501,975 units at a price of $1.00 per unit. The aggregate amount includes $500,000, which was received from an officer, and $850,002, which was received during the fourth quarter of 2012 and classified as restricted cash as of December 31, 2012. Each unit consists of (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase three shares of the Company’s common stock at an exercise price of $0.25 per share, such that warrants to purchase an aggregate of 10,505,925 shares of common stock were issued. Substantially all of the proceeds from the sale of the units were used by the Company to satisfy all of its obligations under the convertible notes and notes (see Notes 5 and 6). In connection with the Private Placement, an officer has entered into repurchase agreements with certain purchasers of units, pursuant to which he has agreed to repurchase, subject to certain conditions, one-half of these holder’s units at a purchase price of $1.00 per unit if the closing price of the Common Stock is less than $0.25 on five consecutive trading days at any time within one year of February 1, 2013. Cape Bear, which holds a substantial equity position in the Company, also entered into repurchase agreements with certain purchasers, other than the officer, that are substantially similar to the officer’s agreements, except that Cape Bear’s obligations are secured by a lien over certain real estate.

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Stockholders’ Deficiency – Continued

Series B Preferred Stock

On January 1, 2013, the Company issued 27,630 shares of Series B Convertible Preferred Stock valued at $261,084, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding to the Series B Convertible Preferred Stockholders as payment in kind for dividends (the “2013 Series B Dividend”). In connection with the 2013 Series B Dividend, the Company recognized a beneficial conversion feature of $202,305 during the six months ended June 30, 2013, which represents the difference between the commitment date value of the shares and the effective conversion price. In connection with the outstanding preferred stock, during the three and six months ended June 30, 2013, the Company recorded $69,840 and $139,689 as contractual dividends, respectively, and recorded $65,271 and $130,542 during the three and six months ended June 30, 2012, respectively. As of December 31, 2012, February 1, 2013, March 13, 2013 and April 11, 2013, Series B holders were entitled to convert into 5.00, 7.61, 8.07 and 8.14 shares, respectively, of the Company’s common stock for each share of Series B Preferred Stock due to the anti-dilution provision. The anti-dilution provision represents a contingent beneficial conversion feature.  As of June 30, 2013, an incremental 1,326,700 shares of common stock are issuable at conversion of the Series B Convertible Preferred Stock as compared to the original terms.   Using the commitment date common stock price in effect, the commitment date value of the incremental shares is $3,348,975. However, recognition of beneficial conversion features is limited to the aggregate gross proceeds allocated to the preferred stock of $3,199,689 (422,315 shares of Series B Convertible Preferred Stock times $9.45 per share less the proceeds allocated to the warrants of $791,188) less the $1,666,967 beneficial conversion feature already recognized on the original 365,265 shares of Series B Preferred Stock (prior to the issuance of additional shares as payment-in-kind in lieu of cash dividends) and the $202,305 recognized related to the 2013 Series B Dividend. Due to these limitations, a beneficial conversion feature of $0 and $1,330,417 related to the incremental shares was recognized during the three and six months ended June 30, 2013, respectively.

Series C Preferred Stock

On February 13, 2013, the Company received a Notice of Redemption of Series C Preferred Stock. As a result of the Convertible Notes coming due and not being paid on December 31, 2012, the Company accelerated the accretion rate of the deemed dividend on the Redeemable Preferred Stock – Series C and reclassified the Redeemable Preferred Stock – Series C from temporary equity to current liabilities. The Company recorded Series C deemed dividends of $92,916 and $185,832 during the three and six months ended June 30, 2012, respectively. As of December 31, 2012, the discount associated with the Series C Preferred Stock was fully amortized.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Risk free interest rate	1.50%	n/a	1.13% to 1.50%	1.04%
Dividend yield	0.00%	n/a	0.00%	0.00%
Expected volatility	175.0%	n/a	166.0% to 175.0%	172.2%
Expectd life in years	6.00	n/a	6.00	6.00

The weighted average fair value of the stock options granted during the three and six months ended June 30, 2013 was $1.45 and $1.57 per share, respectively. The weighted average fair value of the stock options granted during the six months ended June 30, 2012 was $6.99 per share.  There were no stock options granted during the three months ended June 30, 2012.

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Stockholders’ Deficiency – Continued

Stock Options – Continued

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $13,799 and $326,243 for the three and six months ended June 30, 2013, respectively, and $290,221 and $549,630 for the three and six months ended June 30, 2012, respectively.  As of June 30, 2013, stock-based compensation expense related to stock options of $1,987,548 remains unamortized, including $1,095,979 which is being amortized over the weighted average remaining period of 2.1 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock option activity during the six months ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2013	2,183,899	$3.42
Granted	430,500	1.57
Exercised	-	-
Forfeited	(378,749)	4.40
Outstanding, June 30, 2013	2,235,650	$2.89	5.7	$143,937

Exercisable, June 30, 2013	1,183,483	$2.67	4.5	$141,733

The following table presents information related to stock options at June 30, 2013:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.80 - $2.20	$ 1.57	906,400	$ 1.58	2.2	485,900
$2.21 - $3.80	3.21	868,250	2.96	5.3	500,917
$3.81 - $6.99	4.88	461,000	4.65	7.9	196,666
	$ 2.89	2,235,650	$ 2.67	4.5	1,183,483

Warrants

In applying the Black-Scholes option pricing model to stock warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Risk free interest rate	0.74%	n/a	0.87%	n/a
Dividend yield	0.00%	n/a	0.00%	n/a
Expected volatility	166.0%	n/a	164.3%	n/a
Expectd life in years	5.00	n/a	5.00	n/a

The weighted average fair value of the stock warrants granted during the three and six months ended June 30, 2013 was $0.71 and $1.36 per share, respectively.  There were no warrants granted during the three and six months ended June 30, 2012.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Stockholders’ Deficiency – Continued

Warrants – Continued

On February 15, 2013, the Company granted vested five-year warrants to purchase an aggregate of 408,345 shares of common stock at an exercise price of $1.00 per share to investors who purchased shares in private placements at $4.50 per share during 2012. The warrants had an issuance date fair value of $487,200 which was expensed immediately.

See Note 7 – Stockholders’ Deficiency – Common Stock for details regarding warrants granted in connection with the Private Placement and the conversion of related party notes payable, other advances and accounts payable into equity.

During the six months ended June 30, 2013, the Company issued an aggregate of 9,734,747 shares of common stock to several holders of warrants who elected to exercise warrants to purchase 11,749,098 shares of common stock on a "cashless" basis under the terms of the warrants. The warrants had an exercise prices of $0.25 per share (10,590,750 gross shares), $0.35 per share (750,000 gross shares), and $1.00 per share (408,348 gross shares). The aggregate intrinsic value of the warrants exercised was $16,171,952 for the six months ended June 30, 2013.

Stock-based compensation expense related to warrants for the three and six months ended June 30, 2013 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $9,587 and $514,364, respectively. There was no stock-based compensation expense related to warrants during the three and six months ended June 30, 2012. As of June 30, 2013, stock-based compensation expense related to warrants of $664,724 remains unamortized, including $87,884 which is being amortized over the weighted average remaining period of 2.3 years.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the three months ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2013	592,846	$3.01
Granted	13,955,023	0.28
Exercised	(11,749,098)	0.28
Forfeited	-	-
Outstanding, June 30, 2013	2,798,771	$0.83	4.3	$2,695,729

Exercisable, June 30, 2013	2,518,771	$0.58	4.4	$2,695,729

The following table presents information related to stock warrants at June 30, 2013:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.25 - $0.35	$0.25	2,205,925	$0.25	4.6	2,205,925
$0.36 - $3.00	2.91	562,846	2.91	3.2	312,846
$3.01 - $4.95	4.95	30,000	-	-	-
	$0.83	2,798,771	$0.58	4.4	2,518,771

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Stockholders’ Deficiency – Continued

Services Contributed

Effective January 1, 2013, an executive officer of the Company waived payment for services contributed during 2013. As a result, the Company imputed the value of the services contributed and recorded salary expense of $87,500 and $175,000 for the three and six months ended June 30, 2013, respectively, with a corresponding credit to stockholders’ deficiency.

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

During the three and six months ended June 30, 2013, the Company recorded aggregate rent expense of $47,617 and $93,336, respectively, and $46,307 and $98,764 during the three and six months ended June 30, 2012, respectively.

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

On October 9, 2012, American Express Travel Related Services Company, Inc. brought legal action against the Company in the Boone County, Kentucky Circuit Court. The action seeks to recover the unpaid balance on a credit card account in the amount of $87,029, plus interest and costs. The Company filed an answer in November 2012.  This litigation was resolved on July 10, 2013 by a negotiated settlement. Such amount has been accrued in the accompanying consolidated balance sheet as of June 30, 2013.

On November 5, 2012, HD Smith, Inc., one of the Company’s vendors, (“Plaintiff”) filed a complaint against the Company alleging that it breached its vendor credit agreement. The Plaintiff is seeking damages of $170,316 plus pre-judgment interest and attorneys’ fees. This litigation was resolved on January 25, 2013, as amended on June 20, 2013, by a negotiated settlement. Such amount has been accrued in the accompanying consolidated balance sheet as of June 30, 2013.

On March 13, 2013, a former vendor filed suit against the Company in the Hamilton County, Ohio Court of Common Pleas, alleging that the Company had breached its contract. The plaintiff is seeking damages of $17,800 plus pre-judgment interest and other costs and expenses. The Company answered the complaint and trial was set for June 2014. This matter was resolved by a negotiated settlement. Such amount has been accrued in the accompanying consolidated balance sheet as of June 30, 2013.

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

Settlement Agreement

On February 22, 2013, the Company entered into a settlement agreement with a counterparty for amounts owed related to the return of expired goods and inventory and the Company wrote down the accounts receivable to the settlement amount as of December 31, 2012. On February 28, 2013, the Company received $50,000 in connection with the agreement in complete satisfaction of all outstanding and past due accounts receivable from the counterparty, such that there was no balance due to the Company as of June 30, 2013.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Concentrations

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

As of June 30, 2013, three companies represented approximately 17%, 13% and 10% of accounts receivable.  As of December 31, 2012, two companies represented approximately 18% and 14% of accounts receivable.

During the three months ended June 30, 2013, two vendors represented 35% and 12% of total inventory purchases. During the six months ended June 30, 2013, two vendors represented 33% and 11% of total inventory purchases. During the three months ended June 30, 2012, two vendors represented 26% and 21% of total inventory purchases. During the six months ended June 30, 2012, two vendors represented 33% and 14% of total inventory purchases.

10. Related Party Transactions

During the three and six months ended June 30, 2013, a director was paid $0 for general financial and business consulting. During the three and six months ended June 30, 2012, the director was paid $30,000 and $43,800, respectively, for general financial and business consulting. Beginning July 1, 2013, the director is to be paid $3,000 per month and is entitled to expense reimbursements as compensation for serving on the Company’s Board committees.

From March 2011 to April 2013, a wife of a director served as the agent for the Company's D&O insurance. During the three and six months ended June 30, 2013, the Company recorded insurance premium expense of $14,100 and $28,200, respectively. During the three and six months ended June 30, 2012, the Company recorded insurance premium expense of $11,750 and $23,500, respectively.

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

Warrant Exercises

Subsequent to June 30, 2013, the Company issued an aggregate of 608,184 shares of common stock to holders of warrants who elected to exercise warrants to purchase an aggregate of 756,000 shares of common stock on a "cashless" basis under the terms of the warrants. The warrants had exercise prices of $0.25 per share.

Related Party Advances

Subsequent to June 30, 2013, an officer advanced approximately $2,000 to the Company and he was repaid approximately $46,000. As of June 30, 2013, the outstanding payable to the officer was approximately $112,000.

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Subsequent Events – Continued

Notes Payable – Continued

Effective September 30, 2013, the Company entered into an Amended and Restated Promissory Note (the “September Note”) which supersedes the March Note (see Note 6 – Notes Payable) with the same Lender.  The Company borrowed an additional $100,000 from the Lender, which brought the face value of the September Note to $600,000.  The September Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”) for the calendar quarters and years ended between December 31, 2013 and 2014, inclusive. In addition, the September Note extended the deadline for providing the March 31, 2013 and June 30, 2013 quarterly financial statements and financial covenant certifications from 45 days after quarter end to October 31, 2013. The remainder of the material September Note terms are unchanged from the March Note.  In consideration of the Lender providing additional funds and entering into the September Note, the Company granted the Lender a five-year warrant to purchase 150,000 shares of common stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $51,200 which was set up as debt discount and will be amortized using the effective interest method over the term of the September Note.  Including the value of warrants issued in connection with the March Note and September Note, the September Note had an effective interest rate of 41% per annum.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the “Company”) as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2013.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	For the Three Months		For the Three Months
	Ended June 30, 2013	% of Revenue	Ended June 30, 2012	% of Revenue
	(unaudited)		(unaudited)

Net sales	$2,674,761	100.0%	$2,997,326	100.0%
Cost of sales	1,339,120	50.1%	1,515,608	50.6%
Gross profit	1,335,641	49.9%	1,481,718	49.4%
Selling, general & administrative	1,546,446	57.8%	2,824,358	94.2%
Loss from operations	(210,805)	(7.9%)	(1,342,640)	(44.8%)
Other income	-	0.0%	1,210	0.0%
Interest expense	(58,182)	(2.2%)	(261,240)	(8.7%)
Net loss	$(268,987)	(10.1%)	$(1,602,670)	(53.5%)

Net Sales

Net sales for the three months ended June 30, 2013 fell to $2,674,761 from $2,997,326 for the three months ended June 30, 2012, a decrease of $322,565 or 10.8%, primarily as a result of a reduction in advertising due to cash constraints as well as a shift from over-the-counter inventory toward the higher margin prescription drug inventory which has more loyal customers. As a result, OTC and prescription sales decreased approximately $215,000 and $106,000, respectively.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales were $1,339,120 for the three months ended June 30, 2013 as compared to $1,515,608 for the three months ended June 30, 2012, a decrease of $176,488 or 11.6%, primarily as a result of a reduction in order volume. Gross margin percentage remained relatively flat year-over-year at 49.4% for the three months ended June 30, 2012 and 49.2% for the three months ended June 30, 2013. We believe that the change in product mix with prescription drugs increasing will continue to improve margins during 2013 and our marketing efforts have focused on this shift.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $1,546,446 for the three months ended June 30, 2013 compared to $2,824,358 for the three months ended June 30, 2012, a decrease of $1,277,912 or 45.2%. The three months ended June 30, 2013 expense decreases included (a) a decrease in stock-based compensation expense of $266,834 (primarily due to the forfeiture of options granted to employees that were terminated); (b)  a reduction in salary expense of $199,998 (primarily due to a reduction in headcount and salaries); (c) a reduction in legal expense of $189,580 (primarily due to one-time 2012 legal services); (d) a decrease in advertising expense of $164,147 (primarily due to the termination of an advertising campaign); (e) a reduction in accounting services expense of $55,447 (primarily due to the elimination of certain one-time 2012 accounting services); and (f) a reduction in freight expense of $114,484 (primarily due to lower sales). We expect that our selling, general and administrative expenses, specifically legal and professional fees, will decrease over time. Certain professional fees will decrease as we improve our internal controls over financial reporting. We expect our legal fees to decrease following the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013 and further as we resolve our outstanding litigation.

Interest Expense

Interest expense decreased from $261,240 in the three months ended June 30, 2012 to $58,182 in the three months ended June 30, 2013, a decrease of $203,058 or 77.7%, primarily due to the repayment of mature notes payable and convertible notes payable during the three months ended March 31, 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	For the Six Months		For the Six Months
	Ended June 30, 2013	% of Revenue	Ended June 30, 2012	% of Revenue
	(unaudited)		(unaudited)

Net sales	$5,084,677	100.0%	$6,150,933	100.0%
Cost of sales	2,574,276	50.6%	3,220,255	52.4%
Gross profit	2,510,401	49.4%	2,930,678	47.6%
Selling, general & administrative	3,935,549	77.4%	5,508,836	89.6%
Loss from operations	(1,425,148)	(28.0%)	(2,578,158)	(41.9%)
Loss on extinguishment	(2,792,900)	(54.9%)	-	0.0%
Interest income	-	0.0%	3,758	0.1%
Interest expense	(129,305)	(2.5%)	(578,582)	(9.4%)
Net loss	$(4,347,353)	(85.5%)	$(3,152,982)	(51.3%)

Net Sales

Net sales for the six months ended June 30, 2013 fell to $5,084,677 from $6,150,933 for the six months ended June 30, 2012, a decrease of $1,066,256 or 17.3%, primarily as a result of a reduction in advertising due to cash constraints as well as a shift from over-the-counter inventory toward the higher margin prescription drug inventory which has more loyal customers. As a result, OTC and prescription sales decreased approximately $805,000 and $211,000, respectively.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales were $2,574,276 for the six months ended June 30, 2013 as compared to $3,220,255 for the six months ended June 30, 2012, a decrease of $645,979 or 20.1%, primarily as a result of a reduction in order volume. Gross margin percentage increased year-over-year from 47.6% for the six months ended June 30, 2012 to 49.0% for the six months ended June 30, 2013, primarily due to the shift in product mix from over-the-counter drugs to higher margin prescription drugs. We believe that the change in product mix with prescription drugs increasing will continue to improve margins during 2013 and our marketing efforts have focused on this shift.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $3,935,549 for the six months ended June 30, 2013 compared to $5,508,836 for the six months ended June 30, 2012, a decrease of $1,573,287 or 28.6%. The six months ended June 30, 2013 expense decreases included (a) a decrease in advertising expense of $518,270 (primarily due to the termination of an advertising campaign); (b) a decrease in salaries expense of $287,428 (primarily due to a reduction in headcount and salaries); (c) a decrease in freight expense of $277,134 (primarily due to reduced sales); (d) a decrease in travel expense of $112,822 (primarily due to cost reduction initiatives); (e) a decrease in legal expense of $87,535 (primarily due to one-time 2012 legal services); and (f) a decrease in amortization expense of $105,651 (primarily due to the write-off in full of our intangible assets in 2012).  The decreases were partially offset by an increase in stock-based compensation expense of $290,977 (primarily due to warrants provided to 2012 private placement investors) and an increase in contract labor expenses (primarily due to the increased use of contractors). We expect that our selling, general and administrative expenses, specifically legal and professional fees, will decrease over time. Certain professional fees will decrease as we improve our internal controls over financial reporting. We expect our legal fees to decrease following the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013 and further as we resolve our outstanding litigation.

Loss on Extinguishment

During the six months ended June 30, 2013, we recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the equity securities issued as compared to the carrying value of the liabilities that were exchanged.

Interest Expense

Interest expense decreased from $578,582 in the six months ended June 30, 2012 to $129,305 in the six months ended June 30, 2013, a decrease of $449,277 or 77.7%, primarily due to the repayment of mature notes payable and convertible notes payable during the three months ended March 31, 2013.

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net loss	$(268,987)	$(1,602,670)	$(4,347,353)	$(3,152,982)
Non-GAAP adjustments:
Loss on extinguishment of debt	-	-	2,792,900	-
Other income	-	(1,210)	-	(3,758)
Interest expense, net	58,182	261,240	129,305	578,582
Depreciation and amortization	35,847	67,796	71,693	179,647
Warrants issued to 2012 investors	-	-	487,200	-
Imputed value of contributed services	87,500	-	175,000	-
Stock-based compensation	23,386	290,221	353,407	549,630
Adjusted EBITDAS	$(64,072)	$(984,623)	$(337,848)	$(1,848,881)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of June 30, 2013 we had a working capital deficiency of $3,989,338 and an accumulated deficit of $26,848,429.  During the six months ended June 30, 2013 and year ended December 31, 2012, we incurred net losses of $4,347,353 and $5,574,775 and used cash in operating activities of $925,533 and $947,911, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to June 30, 2013, we raised an aggregate of $149,000 in debt financings and continue to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

As of June 30, 2013 and December 31, 2012, the Company had cash on hand of $808 and $0, respectively.  Our cash flow from operating, investing and financing activities during this period were as follows:

For the six months ended June 30, 2013, cash flows included net cash used in operating activities of $925,533.  This amount included a decrease in operating cash related to a net loss of $4,347,353, partially offset by aggregate non-cash adjustments of $3,920,247, plus aggregate cash used by changes in operating assets and liabilities of $498,427 (primarily a result of paying off accrued expenses and other current liabilities). For the six months ended June 30, 2012, cash flows included net cash used in operating activities of $581,948. This amount included a decrease in operating cash related to a net loss of $3,152,982, partially offset by aggregate non-cash adjustments of $1,171,220, plus aggregate cash provided by changes in operating assets and liabilities of $1,399,814 (primarily a result of extending payables due to cash constraints).

For the six months ended June 30, 2013, net cash provided by investing activities was $798,206 due to releasing cash provided by investors from escrow (restricted cash) partially offset by $51,796 of capitalized web development costs. For the six months ended June 30, 2012, net cash provided by investing activities was $138,241 related to net repayments of employee advances.

For the six months ended June 30, 2013, net cash provided by financing activities was $128,135. Cash was provided by $2,651,973 of proceeds from a private placement offering (which excludes $850,002 of cash received during 2012 but closed on during the six months ended June 30, 2013) and $500,000 of proceeds from the issuance of a note payable, partially offset by repayments of notes payable of $2,000,000, repayments of convertible notes payable of $1,000,000 and payments on equipment leases of $23,838.   For the six months ended June 30, 2012, net cash provided by financing activities was $443,846, due primarily to advances from certain stockholders of $605,000, proceeds from common shares issued of $175,000 and proceeds from option exercises of $26,662, offset in part by $283,812 repaid to certain stockholders, capital lease payments of $32,691 and a cash overdraft of $46,313.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2012 (see Form 10-K filed with the SEC on July 23, 2013), which is an integral component of our disclosure controls and procedures. Those material weaknesses were not remediated during the six months ended June 30, 2013. As a result of those material weaknesses, our management has concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2013, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as follows:

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

PART II. OTHER INFORMATION

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

On March 13, 2013, a former vendor filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached our contract. The plaintiff is seeking damages of $17,800 plus pre-judgment interest and other costs and expenses. We answered the complaint and trial was set for June 2014.  Discovery has not yet commenced. This matter was resolved by a negotiated settlement. Such amount has been accrued in the accompanying consolidated balance sheet as of March 31, 2013.

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

On August 9, 2013, two of our shareholders, HWH Lending, LLC and Milfam I L.P., filed in the Delaware Court of Chancery a verified complaint for injunctive and declaratory relief, seeking to prevent us from including a 10.5% block of shares held by a stockholder in the vote count at our upcoming annual meeting of stockholders scheduled for August 15, 2013.  The complaint alleged that we and our Chief Executive Officer, Defendant Lalit Dhadphale, did not follow proper procedures in issuing the shares to the stockholder and caused those shares to be issued in violation of Delaware law.  Following an expedited briefing schedule, the court held a hearing on August 14, 2013 and denied plaintiffs’ request for a temporary restraining order.  On August 21, 2013, the plaintiffs filed a notice of voluntary dismissal, dismissing the action without prejudice.

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

On April 11, 2013, the Company issued an aggregate of 125,000 shares of Common Stock at a per share price of $1.00 to two accredited investors in a private offering.  The proceeds were used for general working capital purposes. The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws, which exempt transactions by an issuer not involving any public offering.

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

On June 24, 2013, the Company issued an aggregate of 185,138 shares of our Common Stock to holders of warrants that elected to exercise warrants to purchase 215,000 shares of common stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.25 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws which exempt transactions by an issuer not involving any public offering.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during the quarter ended June 30, 2013. The Company does not currently have an announced repurchase program.

Item 3. Defaults upon Senior Securities.

Not applicable.

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

Item 6. Exhibits.

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description

4.1	Amended and Restated Promissory Note dated September 30, 2013 in the amount of $600,000 payable by the Company to the order of Melrose Capital Advisors, LLC ***

4.2	Common Stock Purchase Warrant for 150,000 common shares ***

10.1	Security Agreement dated September 30, 2013 ***

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

*             Filed herewith.
**           Furnished herewith.
***         Incorporated by reference to the exhibits included with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed with the SEC on October 22, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 2013	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer (principal executive officer)