Form 10-Q
period 2013-09-30
HealthWarehouse.com, Inc.
filed 2013-11-27
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

There were 26,529,091 shares of Common Stock outstanding as of November 22, 2013

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
Assets	(unaudited)

Current assets:
Cash	$53,980	$-
Restricted cash	-	850,002
Accounts receivable, net	269,916	214,973
Inventories - finished goods, net	392,627	395,584
Prepaid expenses and other current assets	82,425	52,292
Total current assets	798,948	1,512,851
Property and equipment, net	721,737	768,021
Total assets	$1,520,685	$2,280,872

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$3,335,838	$2,973,774
Accounts payable – related parties	200,254	147,933
Accrued expenses and other current liabilities	803,588	1,942,769
Deferred revenue	112,915	73,787
Current portion of equipment lease payable	54,408	49,122
Convertible notes	-	1,000,000
Notes payable and other advances, net of debt discount of $234,500 and $44,363 as of September 30, 2013
and December 31, 2012, respectively	301,500	1,955,637
Note payable and other advances – related parties	42,095	765,000
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
September 30, 2013 and December 31, 2012 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	5,850,598	9,908,022

Long term liabilities:
Long term portion of equipment lease payable	124,738	166,286
Total long term liabilities	124,738	166,286
Total liabilities	5,975,336	10,074,308

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of September 30, 2013 and December 31, 2012 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 422,315 and 394,685 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively (aggregate
liquidation preference of $4,200,398 and $3,990,877 as of September 30, 2013	422	395
and December 31, 2012, respectively)
Common stock – par value $0.001 per share; authorized 50,000,000 shares; 27,708,303 and 13,030,397 shares issued and 26,529,091 and 11,851,185 shares outstanding as of September 30, 2013
and December 31, 2012, respectively	27,708	13,031
Additional paid-in capital	26,908,458	16,460,385
Employee advances	(32,126)	(18,858)
Treasury stock, at cost, 1,179,212 shares as of September 30, 2013 and December 31, 2012	(3,419,715)	(3,419,715)
Accumulated deficit	(27,939,398)	(20,828,674)
Total stockholders’ deficiency	(4,454,651)	(7,793,436)
Total liabilities and stockholders’ deficiency	$1,520,685	$2,280,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$2,399,256	$2,634,181	$7,483,933	$8,785,114

Cost of sales	1,196,303	1,389,328	3,770,579	4,609,583

Gross profit	1,202,953	1,244,853	3,713,354	4,175,531

Operating expenses:

Selling, general and administrative expenses	2,166,749	2,563,726	6,102,298	8,072,562

Loss from operations	(963,796)	(1,318,873)	(2,388,944)	(3,897,031)

Other income (expense):
Loss on extinguishment of debt	-	-	(2,792,900)	-
Other income	-	1,300	-	5,058
Interest expense	(57,333)	(288,631)	(186,638)	(867,213)
Total other expense	(57,333)	(287,331)	(2,979,538)	(862,155)

Net loss	(1,021,129)	(1,606,204)	(5,368,482)	(4,759,186)

Preferred stock:
Series B convertible contractual dividends	(69,840)	(65,271)	(209,520)	(195,813)
Series B convertible deemed dividends	-	-	(1,532,722)	-
Series C redeemable deemed dividends	-	(247,774)	-	(433,606)

Loss attributable to common stockholders	$(1,090,969)	$(1,919,249)	$(7,110,724)	$(5,388,605)

Per share data:
Net loss – basic and diluted	$(0.04)	$(0.14)	$(0.24)	$(0.44)
Series B convertible contractual dividends	-	-	(0.01)	(0.02)
Series B convertible deemed dividends	-	-	(0.07)	-
Series C redeemable deemed dividends	-	(0.02)	-	(0.04)

Net loss attributable to common stockholders - basic and diluted	$(0.04)	$(0.16)	$(0.32)	$(0.50)

Weighted average number of common shares outstanding - basic and diluted	26,101,517	11,741,437	22,347,613	10,736,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

	Convertible
	Series B				Additional					Total
	Preferred Stock		Common Stock		Paid-In	Employee	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2012	394,685	$395	13,030,397	$13,031	$16,460,385	$(18,858)	1,179,212	$(3,419,715)	$(20,828,674)	$(7,793,436)

Stock-based compensation	-	-	-	-	476,096	-	-	-	-	476,096

Warrants issued to 2012 private
placement investors	-	-	-	-	487,200	-	-	-	-	487,200

Issuance of Series B preferred stock as
payment-in-kind for dividend	27,630	27	-	-	261,057	-	-	-	-	261,084

Cashless exercise of warrants into
common stock	-	-	10,342,931	10,342	(10,342)	-	-	-	-	-

Contractual dividends on Series B convertible
preferred stock	-	-	-	-	-	-	-	-	(209,520)	(209,520)

Beneficial conversion feature and deemed
dividend on Series B convertible preferred
stock	-	-	-	-	1,532,722	-	-	-	(1,532,722)	-

Warrants issued as debt discount in
connection with notes payable	-	-	-	-	315,300	-	-	-	-	315,300

Conversion of notes and accounts payable
into common stock and warrants	-	-	833,000	833	3,625,067	-	-	-	-	3,625,900

Issuance of common stock and warrants
for cash	-	-	3,501,975	3,502	3,498,473	-	-	-	-	3,501,975

Imputed value of services contributed	-	-	-	-	262,500	-	-	-	-	262,500

Change in fair value of collateral securing
employee advances	-	-	-	-	-	(13,268)	-	-	-	(13,268)

Net loss	-	-	-	-	-	-	-	-	(5,368,482)	(5,368,482)

Balances, September 30, 2013	422,315	$422	27,708,303	$27,708	$26,908,458	$(32,126)	1,179,212	$(3,419,715)	$(27,939,398)	$(4,454,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(5,368,482)	$(4,759,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	45,297	24,236
Change in fair value of collateral securing employee advances	(13,268)	-
Depreciation and amortization	114,874	250,717
Stock-based compensation	476,096	818,585
Warrants issued to 2012 private placement investors	487,200	-
Loss on extinguishment of notes and accounts payable	2,792,900	-
Imputed value of services contributed	262,500	-
Amortization of debt discount	125,163	647,133
Impairment of intangible assets	-	264,447
Changes in operating assets and liabilities:
Accounts receivable	(100,240)	52,358
Inventories - finished goods	2,957	66,864
Prepaid expenses and other current assets	(30,133)	4,534
Accounts payable – trade	362,064	1,492,462
Accounts payable – related parties	174,321	22,001
Accrued expenses and other current liabilities	(251,615)	283,946
Deferred revenue	39,128	-
Net cash used in operating activities	(881,238)	(831,903)

Cash flows from investing activities
Change in restricted cash	850,002	-
Changes in employee advances	-	136,990
Website development costs	(68,590)	-
Net cash provided by investing activities	781,412	136,990

Cash flows from financing activities
Principal payments on equipment leases payable	(36,262)	(43,518)
Proceeds from exercise of common stock options	-	26,662
Proceeds from issuance of notes payable	500,000	-
Repayment of notes payable	(2,004,000)	-
Repayment of convertible notes payable	(1,000,000)	-
Proceeds from the sale of common stock [1]	2,651,973	475,004
Cash overdraft	-	(71,155)
Proceeds from notes payable and other advances – related parties	56,000	605,000
Repayment of notes payable and other advances – related parties	(13,905)	(293,812)
Net cash provided by financing activities	153,806	698,181

Net increase in cash	53,980	3,268

Cash - beginning of period	-	40

Cash - end of period	$53,980	$3,308

[1] - Excludes $850,002 of cash received during 2012 but closed on during the nine months ended September 30, 2013

Cash paid for:
Interest	$416,369	$24,148
Taxes	$899	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Continued)

	For the Nine Months Ended
	September 30,
	2013	2012
Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$261,084	$244,001
Cashless exercise of warrants into common stock	$10,342	$1,466
Cashless exercise of options into common stock	$-	$93
Warrants issued as debt discount in connection with notes payable	$315,300	$-
Accrual of contractual dividends on Series B convertible preferred stock	$209,520	$195,813
Deemed dividends on Series B convertible preferred stock	$1,532,722	$-
Reclassification of accounts payable - trade to equipment lease payable	$-	$257,583
Deemed dividend – redeemable Series C preferred stock	$-	$433,606
Common stock and warrants issued in exchange of notes and accounts payable	$3,625,900	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2012 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on July 23, 2013.

2.     Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of September 30, 2013, the Company had a working capital deficiency of $5,051,650 and an accumulated deficit of $27,939,398. During the nine months ended September 30, 2013 and year ended December 31, 2012, the Company incurred net losses of $5,368,482 and $5,574,775 and used cash in operating activities of $881,238 and $947,911, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to September 30, 2013, the Company (a) raised an aggregate of $200,000 in debt financings; and (b) continues to incur net losses, use cash in operating activities and experience cash and working capital constraints. See Note 11.

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

	September 30,
	2013	2012

Options	2,188,650	2,025,475
Warrants	2,192,846	562,846
Series B Convertible Preferred Stock	3,438,275	1,973,427
Convertible Promissory Notes	-	529,100
Total potentially dilutive shares	7,819,771	5,090,848

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

4.     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2013	2012

Deferred rent	$44,466	$39,100
Advertising	75,000	75,000
Salaries and benefits	175,735	166,118
Professional fees	-	81,872
Dividends payable	209,520	261,084
Accrued interest	44,803	410,101
Due to investors (1)	-	850,002
Customer payables	216,090	51,333
Other	37,974	8,159
Total	$803,588	$1,942,769

(1) - Proceeds received from investors in advance of equity offering closing.

5.     Convertible Notes Payable

On February 1, 2013, the Company repaid convertible notes with an outstanding principal balance of $1,000,000 plus outstanding accrued interest of $163,861. The convertible notes bore interest at a rate of 7% per annum compounded annually and were due on December 31, 2012. The Company recorded amortization of debt discount associated with convertible notes payable of $82,616 and $247,849 for the three and nine months ended September 30, 2012, respectively, using the effective interest method. As of December 31, 2012, the debt discount had been fully amortized.

6.     Notes Payable

On February 1, 2013, the Company repaid notes with an outstanding principal balance of $2,000,000 plus outstanding accrued interest of $199,260. The notes bore interest at a rate of 7% per annum and were due on January 15, 2013.

On March 28, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed $500,000 from the Lender (the “Loan”). The Loan is evidenced by a promissory note (the “March Note”) and bears interest on the unpaid principal balance of the March Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (as of September 30, 2013, the Prime Rate was 3.25% per annum). Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on May 1, 2013. The principal amount and all unpaid accrued interest on the March Note is payable on March 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.  On November 25, 2013, the Lender executed a document waiving violations of certain historical EBITDAS debt covenants.  As of September 30, 2013, this note has been classified as current because meeting the current EBITDAS debt covenant for the year ended December 31, 2013 can’t be characterized as likely.  The Company is currently in active discussions with the Lender regarding the potential debt covenant violation.

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

On August 15, 2013, a related party advanced $56,000 to the Company. Subsequently, $7,000 of that advance was repaid to the related party and the Company issued a promissory note for the principal balance of $49,000 (the “Original Note”). The Original Note bears interest at a rate of 10% per annum. The Original Note had a maturity date of November 7, 2013. Through November 21, 2013, the Company repaid $6,905 of the principal of the Original Note and a replacement note was issued for the remaining principal balance of $42,095 (the “Replacement Note”). The Replacement Note waives any existing default under the Original Note and has a maturity date of May 31, 2014. All other terms of the Replacement Note and Original Note are the same.

The Company recorded amortization of debt discount associated with notes payable of $40,400 and $125,163 for the three and nine months ended September 30, 2013, respectively, and $133,095 and $399,284 for the three and nine months ended September 30, 2012, respectively, using the effective interest method.

See Note 7 – Stockholders’ Deficiency – Common Stock for details regarding the conversion of outstanding notes payable – related parties into common stock and warrants.

See Note 11 – Subsequent Events for additional details.

7. Stockholders’ Deficiency

Common Stock

During the nine months ended September 30, 2013, pursuant to a private placement offering of units that commenced on October 4, 2012 (the “Private Placement”), the Company received an aggregate of $3,501,975 of proceeds related to the sale of 3,501,975 units at a price of $1.00 per unit. The aggregate amount includes $500,000, which was received from an officer, and $850,002, which was received during the fourth quarter of 2012 and classified as restricted cash as of December 31, 2012. Each unit consists of (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase three shares of the Company’s common stock at an exercise price of $0.25 per share, such that warrants to purchase an aggregate of 10,505,925 shares of common stock were issued. Substantially all of the proceeds from the sale of the units were used by the Company to satisfy all of its obligations under the convertible notes and notes (see Notes 5 and 6). In connection with the Private Placement, an officer has entered into repurchase agreements with certain purchasers of units, pursuant to which he has agreed to repurchase, subject to certain conditions, one-half of these holder’s units at a purchase price of $1.00 per unit if the closing price of the Common Stock is less than $0.25 on five consecutive trading days at any time within one year of February 1, 2013. Cape Bear, which holds a substantial equity position in the Company, also entered into repurchase agreements with certain purchasers, other than the officer, that are substantially similar to the officer’s agreements, except that Cape Bear’s obligations are secured by a lien over certain real estate.

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.     Stockholders’ Deficiency – Continued

Series B Preferred Stock

On January 1, 2013, the Company issued 27,630 shares of Series B Convertible Preferred Stock valued at $261,084, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding to the Series B Convertible Preferred Stockholders as payment in kind for dividends (the “2013 Series B Dividend”). In connection with the 2013 Series B Dividend, the Company recognized a beneficial conversion feature of $202,305 during the nine months ended September 30, 2013, which represents the difference between the commitment date value of the shares and the effective conversion price. In connection with the outstanding preferred stock, during the three and nine months ended September 30, 2013, the Company recorded $69,840 and $209,520 as contractual dividends, respectively, and recorded $65,271 and $195,813 during the three and nine months ended September 30, 2012, respectively. As of December 31, 2012, February 1, 2013, March 13, 2013 and April 11, 2013, Series B holders were entitled to convert into 5.00, 7.61, 8.07 and 8.14 shares, respectively, of the Company’s common stock for each share of Series B Preferred Stock due to the anti-dilution provision. The anti-dilution provision represents a contingent beneficial conversion feature.  As of September 30, 2013, an incremental 1,326,700 shares of common stock are issuable at conversion of the Series B Convertible Preferred Stock as compared to the original terms.   Using the commitment date common stock price in effect, the commitment date value of the incremental shares is $3,348,975. However, recognition of beneficial conversion features is limited to the aggregate gross proceeds allocated to the preferred stock of $3,199,689 (422,315 shares of Series B Convertible Preferred Stock times $9.45 per share less the proceeds allocated to the warrants of $791,188) less the $1,666,967 beneficial conversion feature already recognized on the original 365,265 shares of Series B Preferred Stock (prior to the issuance of additional shares as payment-in-kind in lieu of cash dividends) and the $202,305 recognized related to the 2013 Series B Dividend. Due to these limitations, a beneficial conversion feature of $0 and $1,330,417 related to the incremental shares was recognized during the three and nine months ended September 30, 2013, respectively.

Series C Preferred Stock

On February 13, 2013, the Company received a Notice of Redemption of Series C Preferred Stock. As a result of the Convertible Notes coming due and not being paid on December 31, 2012, the Company accelerated the accretion rate of the deemed dividend on the Redeemable Preferred Stock – Series C and reclassified the Redeemable Preferred Stock – Series C from temporary equity to current liabilities. The Company recorded Series C deemed dividends of $247,774 and $433,606 during the three and nine months ended September 30, 2012, respectively. As of December 31, 2012, the discount associated with the Series C Preferred Stock was fully amortized.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Risk free interest rate	n/a	n/a	1.13% to 1.50%	1.04%
Dividend yield	n/a	n/a	0.00%	0.00%
Expected volatility	n/a	n/a	166.0% to 175.0%	172.2%
Expected life in years	n/a	n/a	6.00	6.00

The weighted average fair value of the stock options granted during the nine months ended September 30, 2013 and 2012 was $1.17 and $6.52 per share, respectively. There were no stock options granted during the three months ended September 30, 2013 and 2012.

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.     Stockholders’ Deficiency – Continued

Stock Options – Continued

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $143,113 and $469,356 for the three and nine months ended September 30, 2013, respectively, and $268,955 and $249,854 for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013, stock-based compensation expense related to stock options of $1,775,262 remains unamortized, including $883,693 which is being amortized over the weighted average remaining period of 1.9 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock option activity during the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2013	2,183,899	$3.42
Granted	430,500	1.57
Exercised	-	-
Forfeited	(425,749)	4.20
Outstanding, September 30, 2013	2,188,650	$2.90	5.4	$-

Exercisable, September 30, 2013	1,210,151	$2.72	4.3	$-

The following table presents information related to stock options at September 30, 2013:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.80 - $2.20	$1.57	874,400	$1.58	2.0	485,900
$2.21 - $3.80	3.21	858,250	2.95	5.0	490,917
$3.81 - $6.99	4.86	456,000	4.60	7.6	233,334
	$2.90	2,188,650	$2.72	4.3	1,210,151

Warrants

In applying the Black-Scholes option pricing model to stock warrants granted, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Risk free interest rate	n/a	n/a	0.87%	n/a
Dividend yield	n/a	n/a	0.00%	n/a
Expected volatility	n/a	n/a	164.3%	n/a
Expected life in years	n/a	n/a	5.00	n/a

The weighted average fair value of the stock warrants granted during the nine months ended September 30, 2013 was $1.36 per share.  There were no warrants granted during the three months ended September 30, 2013 or the three and nine months ended September 30, 2012.

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

See Note 6 – Notes Payable for details regarding warrants granted in connection with the issuance of notes payable.

See Note 7 – Stockholders’ Deficiency – Common Stock for details regarding warrants granted in connection with the Private Placement and the conversion of related party notes payable, other advances and accounts payable into equity.

During the nine months ended September 30, 2013, the Company issued an aggregate of 10,342,931 shares of common stock to several holders of warrants who elected to exercise warrants to purchase 12,505,023 shares of common stock on a "cashless" basis under the terms of the warrants. The warrants had exercise prices of $0.25 per share (11,346,675 gross shares), $0.35 per share (750,000 gross shares), and $1.00 per share (408,348 gross shares). The aggregate intrinsic value of the warrants exercised was $16,983,736 for the nine months ended September 30, 2013.

A stock-based compensation credit related to the mark-to-market adjustment for consultant warrants for the three months ended September 30, 2013 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $20,424. During the nine months ended September 30, 2013, the Company recorded stock-based compensation expense of $493,940 related to warrants. There was no stock-based compensation expense related to warrants during the three and nine months ended September 30, 2012. As of September 30, 2013, stock-based compensation expense related to warrants of $591,200 remains unamortized, including $14,360 which is being amortized over the weighted average remaining period of 2.0 years.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2013	592,846	$3.01
Granted	13,955,023	0.28
Exercised	(12,505,023)	0.28
Forfeited	-	-
Outstanding, September 30, 2013	2,042,846	$1.05	1.3	$724,348

Exercisable, September 30, 2013	1,762,846	$0.72	1.3	$724,348

The following table presents information related to stock warrants at September 30, 2013:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.25 - $0.35	$0.25	1,450,000	$0.25	4.4	1,450,000
$0.36 - $3.00	2.91	562,846	2.91	2.9	312,846
$3.01 - $4.95	4.95	30,000	-	-	-
	$1.05	2,042,846	$0.72	1.3	1,762,846

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.     Stockholders’ Deficiency – Continued

Services Contributed

Effective January 1, 2013, an executive officer of the Company waived payment for services contributed during 2013. As a result, the Company imputed the value of the services contributed and recorded salary expense of $87,500 and $262,500 for the three and nine months ended September 30, 2013, respectively, with a corresponding credit to stockholders’ deficiency.

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

During the three and nine months ended September 30, 2013, the Company recorded aggregate rent expense of $47,921 and $141,257, respectively, and $50,136 and $148,900 during the three and nine months ended September 30, 2012, respectively.

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.     Commitments and Contingent Liabilities – Continued

Litigation – Continued

On March 20, 2013, a complaint was filed in the Delaware Court of Chancery by two shareholders of the Company, HWH Lending, LLC and Milfam I L.P., seeking to compel the holding of an annual meeting of stockholders for the election of directors under Delaware law.  The Company filed an answer to the complaint on April 12, 2013.  On May 13, 2013, the Company publicly announced that the Board of Directors had set the date for the Company’s next annual meeting of stockholders as August 15, 2013 at 11:00 a.m. Eastern time.  In lieu of further litigation, on July 18, 2013, the parties submitted to the court a proposed order, entered into by the court, confirming August 15, 2013 as the annual meeting date and establishing certain procedures related to the annual meeting.  In accordance with the Court order, the Company’s annual meeting of stockholders was held on August 15, 2013 at which time Lalit Dhadphale, Youssef Bennani, Joseph Savarino, and Ambassador Ned Siegel each received a plurality of the total votes cast at the annual meeting and each was elected as a director by the stockholders of the Company. On September 24, 2013, this action was dismissed without prejudice by a joint stipulation of dismissal.

On April 23, 2013, the Company’s Board of Directors formed an Independent Committee, chaired by Youssef Bennani, a director and Chairman of the Company’s Audit Committee, with the exclusive power and plenary authority to investigate, review, and evaluate claims and demands made in certain letters the Company had received.  The Company had received three letters from stockholders alleging certain breaches of fiduciary duties by directors of the Company and demanding that the Company commence investigations of the alleged conduct.  On March 1, 2013, the Company received a letter on behalf of the holders of the Company’s Series B Preferred Stock (“Preferred Holders”) alleging that a convicted felon appears to be a consultant to the Company, owes the Company money, and exercises control over the Company.  On March 8, 2013, the Company received a letter on behalf of stockholder Wayne Corona alleging that two directors, Matthew Stecker and John Backus, breached their fiduciary duties and demanding that the Company investigate legal claims against those directors.  The letter alleges that the director designee of the holders of the Company’s Series B Preferred Stock and the director designee of New Atlantic Ventures Fund III, L.P. (“NAV”) acted in concert to attempt to scuttle the Company’s recent financing plan.  The letter also alleged that the director designee of the Preferred Holders and the director designee of NAV sought to prevent the Company from paying back its lenders in 2010 and 2011.  On March 18, 2013, the Company received a letter on behalf of the two directors denying the allegations and stating there was no proper basis for launching an investigation.  On March 27, 2013, a letter on behalf of Messrs. Backus and Stecker, in their capacities as directors and stockholders, demanded that the Company (i) investigate alleged breaches of confidentiality and fiduciary duties by the Company’s President and CEO and two other directors in connection with the purported stockholder demand letter of Mr. Corona dated March 8, 2013, and (ii) assert related claims against those individuals.  The letter also asserted that the director constituting the Independent Committee, Youssef Bennani, is subject to alleged conflicts of interest that disqualify him from serving on any proposed Independent Committee to evaluate the pending stockholder demands.  The Independent Committee retained the independent law firm of Morrison & Foerster LLP to conduct the investigation and advise the Independent Committee. On November 23, 2013, the Independent Committee presented its findings and conclusions to the Board of Directors, which has resolved to take action consistent with those findings and conclusions. As a threshold matter, counsel for the Committee and the Committee determined that Mr. Bennani was independent and could carry out his duties and fairly evaluate the allegations in the letters. The Independent Committee concluded that it would not be in the best interests of the Company and its shareholders to pursue litigation stemming from the claims and assertions in the letters. The Independent Committee’s conclusion was based on its analysis of the letters, available evidence, legal principles and practical considerations including its potential indemnification obligations. Among the Independent Committee’s findings were: (1) the investigation demanded in the Preferred Holders’ letter had already been completed and adequately resolved by the Board; (2) there was no evidence supporting allegations in the Corona letter that then-directors Backus and Stecker breached their fiduciary duties to the Company in that they “attempted to scuttle the Company’s refinancing plan or used their positions on the Board for the benefit and advantage” of particular constituencies; and (3) no evidence supported the allegation that confidential information from the Board of Directors was purposefully leaked to Mr. Corona.  The Company’s Board of Directors concurred in the Independent Committee’s findings and conclusions.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.     Commitments and Contingent Liabilities – Continued

Litigation – Continued

On May 7, 2013, a putative stockholder derivative action was filed in the Court of Chancery of the State of Delaware against certain directors and the chief executive officer of the Company and against the Company, as a nominal defendant.  The complaint alleges claims for breach of fiduciary duty, entrenchment and corporate waste arising out of the alleged failure to conduct annual meetings, SEC filing obligations, advances to a former employee and a $500,000 secured loan to the Company which the entire board of directors approved.  The derivative complaint seeks unspecified compensatory damages and other relief.  The Company and the individual defendants believe that the allegations stated in the complaint are without merit and they intend to defend themselves vigorously against the allegations. The individual director defendants filed a motion to dismiss the complaint on July 22, 2013 and filed an opening brief in support of the motion to dismiss on August 2, 2013.  The Company joined in the motion to dismiss.  Plaintiff’s brief in opposition to the motion to dismiss was due on September 16, 2013.  Instead of filing a brief in opposition to the motion to dismiss, on September 16, 2013, plaintiff filed an amended complaint against the same defendants alleging two claims for breach of fiduciary duty and corporate waste and deleting the claim for entrenchment.  The claims in the amended complaint arise out of allegations regarding a failure to conduct stockholder annual meetings, a failure to comply with SEC filing obligations, a lack of internal controls and unauthorized advances to a former employee and a $500,000 secured loan approved by the Company’s entire board.  The Company and the individual defendants continue to believe the allegations are without merit and intend to vigorously defend themselves against the allegations. On October 3, 2013, the individual director defendants moved to dismiss the amended complaint, and the Company joined in the motion to dismiss.  Under a briefing schedule approved by the court, defendants’ opening brief in support of the motion to dismiss the amended complaint was filed on November 4, 2013 and the Company joined in arguments A and B of defendants’ opening brief on the basis of plaintiff’s failure to comply with Court of Chancery Rule 23.1 and demand futility.  Plaintiff’s answering brief is due by December 13, 2013, and defendants’ reply brief is due by January 10, 2014.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $27,000.  The Company filed an answer to the complaint on July 22, 2013 and intends to vigorously defend itself against the allegations.

On October 11, 2013, two former directors of the Company sent a letter demanding repayment of legal fees and expenses ($80,766 of previously incurred expenses plus future expenses) pursuant to certain Company indemnification and advancement provisions.  On November 13, 2013, following the receipt of the Special Committee report, the Company agreed to indemnify the two former directors for their reasonable legal fees and expenses up to $85,000 less any amount paid to the directors under the Company’s directors’ and officers’ insurance policy.  On November 14, 2013, the former directors filed a verified complaint and a motion for expedited proceedings for advancement in the Delaware Court of Chancery.  The Company has not yet filed a response to the complaint.

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

Settlement Agreement

On February 22, 2013, the Company entered into a settlement agreement with a counterparty for amounts owed related to the return of expired goods and inventory and the Company wrote down the accounts receivable to the settlement amount as of December 31, 2012. On February 28, 2013, the Company received $50,000 in connection with the agreement in complete satisfaction of all outstanding and past due accounts receivable from the counterparty, such that there was no balance due to the Company as of September 30, 2013.

9.     Concentrations

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

During the three months ended September 30, 2013, two vendors represented 63% and 12% of total inventory purchases, respectively. During the nine months ended September 30, 2013, two vendors represented 60% and 15% of total inventory purchases, respectively. During the three months ended September 30, 2012, two vendors represented 34% and 24% of total inventory purchases. During the nine months ended September 30, 2012, three vendors represented 34%, 13% and 12% of total inventory purchases.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.     Concentrations - Continued

As of September 30, 2013, there were no accounts receivable concentrations.  As of December 31, 2012, two companies represented approximately 18% and 14% of accounts receivable.

10.     Related Party Transactions

Beginning July 1, 2013, a director is to be paid $3,000 per month and is entitled to expense reimbursements as compensation for serving on the Company’s Board committees.  During the three and nine months ended September 30, 2013, a director was paid $9,000 for general financial and business consulting. During the three and nine months ended September 30, 2012, the director was paid $30,000 and $73,800, respectively, for general financial and business consulting.

From March 2011 to April 2013, a wife of a director served as the agent for the Company's D&O insurance. During the three and nine months ended September 30, 2013, the Company recorded insurance premium expense of $0 and $18,800, respectively. During the three and nine months ended September 30, 2012, the Company recorded insurance premium expense of $14,100 and $37,600, respectively.

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

Related Party Advances

Subsequent to September 30, 2013, the Company repaid an officer approximately $9,000. As of September 30, 2013, the outstanding payable to the officer was approximately $92,000.

Notes Payable

On October 15, 2013, the Company received an additional $100,000 from a lender, which brought the face value of the September Note to $600,000 pursuant to an Amended and Restated Promissory Note (the “September Note”), effective September 30, 2013, which supersedes the March Note with the same Lender. The September Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”) for the calendar quarters and years ended between December 31, 2013 and 2014, inclusive. In addition, the September Note extended the deadline for providing the March 31, 2013 and June 30, 2013 quarterly financial statements and financial covenant certifications from 45 days after quarter end to October 31, 2013. The remainder of the material September Note terms are unchanged from the March Note, including the March 1, 2015 maturity date.  In consideration of the Lender providing additional funds and entering into the September Note, the Company granted the Lender a five-year warrant to purchase 150,000 shares of common stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $51,200 which was set up as debt discount and will be amortized using the effective interest method over the term of the September Note.  Including the value of warrants issued in connection with the March Note and September Note, the September Note had an effective interest rate of 41% per annum. On November 25, 2013, the lender executed a document waiving the Company's non-compliance with the deadline to deliver September 30, 2013 financial statements.

On October 30, 2013, the Company issued a note payable with a principal amount of $100,000 to a lender. The note bears interest on the unpaid principal balance until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (as of September 30, 2013, the Prime Rate was 3.25% per annum). Under the terms of the note, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on December 1, 2013. The principal amount and all unpaid accrued interest is payable on November 1, 2015 but the Company’s obligations are unsecured and are subordinate to its obligations pursuant to the September Note described above. The Loan may be prepaid in whole or in part at any time by the Company without penalty. In consideration of the note payable, the Company issued to the lender a five-year warrant to purchase 150,000 shares of common stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $36,800. Including the value of the warrant, the note had an effective interest rate of 26% per annum.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the “Company”) as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2013.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	For the Three Months	% of	For the Three Months	% of
	Ended September 30, 2013	Revenue	Ended September 30, 2012	Revenue

Net sales	$2,399,256	100.0%	$2,634,181	100.0%
Cost of sales	1,196,303	49.9%	1,389,328	52.7%
Gross profit	1,202,953	50.1%	1,244,853	47.3%
Selling, general & administrative	2,166,749	90.3%	2,563,726	97.3%
Loss from operations	(963,796)	(40.2%)	(1,318,873)	(50.1%)
Other income	-	0.0%	1,300	0.0%
Interest expense	(57,333)	(2.4%)	(288,631)	(11.0%)
Net loss	$(1,021,129)	(42.6%)	$(1,606,204)	(61.0%)

Net Sales

Net sales for the three months ended September 30, 2013 fell to $2,399,256 from $2,634,181 for the three months ended September 30, 2012, a decrease of $234,925, or 8.9%, primarily as a result of a reduction in advertising due to cash constraints.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales were $1,196,303 for the three months ended September 30, 2013 as compared to $1,389,328 for the three months ended September 30, 2012, a decrease of $193,025, or 13.9%, primarily as a result of a reduction in order volume. Gross margin percentage increased year-over-year from 47.3% for the three months ended September 30, 2012 to 50.1% for the three months ended September 30, 2013, primarily due to the shift in product mix from over-the-counter drugs to higher margin prescription drugs. We believe that the change in product mix with prescription drugs increasing will continue to improve margins during 2013 and our marketing efforts have focused on this shift.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $2,166,749 for the three months ended September 30, 2013 compared to $2,563,726 for the three months ended September 30, 2012, a decrease of $396,977, or 15.5%. The three months ended September 30, 2013 expense decreases included (a) a decrease in amortization expense of $292,673 (primarily due to the write-off in full of our intangible assets in 2012); (b) a decrease in stock-based compensation expense of $146,265 (primarily due a reduction in the number of options granted); (c) a reduction in salary expense of $122,016 (primarily due to a reduction in headcount and salaries); and (d) a decrease in advertising and marketing expense of $99,813 (primarily due to the termination of an advertising campaign).  The decreases were partially offset by an increase in legal expense of $388,132 (primarily due to costs associated with the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013). We expect that our selling, general and administrative expenses, specifically legal and professional fees, will decrease over time as our outstanding litigation is resolved. Certain professional fees will decrease as we improve our internal controls over financial reporting. We expect our legal fees to decrease following the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013 and further as we resolve our outstanding litigation.

Interest Expense

Interest expense decreased from $288,631 in the three months ended September 30, 2012 to $57,333 in the three months ended September 30, 2013, a decrease of $231,298, or 80.1%, primarily due to the repayment of mature notes payable and convertible notes payable during the three months ended March 31, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	For the Nine Months	% of	For the Nine Months	% of
	Ended September 30, 2013	Revenue	Ended September 30, 2012	Revenue

Net sales	$7,483,933	100.0%	$8,785,114	100.0%
Cost of sales	3,770,579	50.4%	4,609,583	52.5%
Gross profit	3,713,354	49.6%	4,175,531	47.5%
Selling, general & administrative	6,102,298	81.5%	8,072,562	91.9%
Loss from operations	(2,388,944)	(31.9%)	(3,897,031)	(44.4%)
Loss on extinguishment	(2,792,900)	(37.3%)	-	0.0%
Interest income	-	0.0%	5,058	0.1%
Interest expense	(186,638)	(2.5%)	(867,213)	(9.9%)
Net loss	$(5,368,482)	(71.7%)	$(4,759,186)	(54.2%)

Net Sales

Net sales for the nine months ended September 30, 2013 fell to $7,483,933 from $8,785,114 for the nine months ended September 30, 2012, a decrease of $1,301,181, or 14.8%, primarily as a result of a reduction in advertising due to cash constraints as well as a shift from over-the-counter inventory toward the higher margin prescription drug inventory which has more loyal customers. As a result, OTC and prescription sales decreased approximately $733,000 and $435,000, respectively.

Costs and Expenses

Cost of Sales and Gross Margin

Cost of sales were $3,770,579 for the nine months ended September 30, 2013 as compared to $4,609,583 for the nine months ended September 30, 2012, a decrease of $839,004, or 18.2%, primarily as a result of a reduction in order volume. Gross margin percentage increased year-over-year from 47.5% for the nine months ended September 30, 2012 to 49.6% for the nine months ended September 30, 2013, primarily due to the shift in product mix from over-the-counter drugs to higher margin prescription drugs. We believe that the change in product mix with prescription drugs increasing will continue to improve margins during 2013 and our marketing efforts have focused on this shift.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $6,102,298 for the nine months ended September 30, 2013 compared to $8,072,562 for the nine months ended September 30, 2012, a decrease of $1,970,264, or 24.4%. The nine months ended September 30, 2013 expense decreases included (a) a decrease in advertising and marketing expense of $634,747 (primarily due to the termination of an advertising campaign); (b) a decrease in salaries expense of $409,444 (primarily due to a reduction in headcount and salaries); (c) a decrease in amortization expense of $398,324 (primarily due to the write-off in full of our intangible assets in 2012); (d) a decrease in freight expense of $328,348 (primarily due to reduced sales); (e) a decrease in travel expense of $130,007 (primarily due to cost reduction initiatives); and (f) a reduction in software engineering and maintenance expense of $102,163 (primarily due to a reduction in headcount). The decreases were partially offset by (a) an increase in legal expense of $266,559 (primarily due to costs associated with the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013); and (b) an increase in stock-based compensation expense of $144,712 (primarily due to warrants provided to 2012 private placement investors). We expect that our selling, general and administrative expenses, specifically legal and professional fees, will decrease over time. Certain professional fees will decrease as we improve our internal controls over financial reporting. We expect our legal fees to decrease following the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013 and further as we resolve our outstanding litigation.

Loss on Extinguishment

During the nine months ended September 30, 2013, we recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the equity securities issued as compared to the carrying value of the liabilities that were exchanged.

Interest Expense

Interest expense decreased from $867,213 in the nine months ended September 30, 2012 to $186,638 in the nine months ended September 30, 2013, a decrease of $680,575, or 78.5%, primarily due to the repayment of mature notes payable and convertible notes payable during the three months ended March 31, 2013.

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net loss	$(1,021,129)	$(1,606,204)	$(5,368,482)	$(4,759,186)
Non-GAAP adjustments:
Loss on extinguishment of debt	-	-	2,792,900	-
Other income	-	(1,300)	-	(5,058)
Interest expense, net	57,333	288,631	186,638	867,213
Depreciation and amortization	36,740	71,070	108,433	250,717
Warrants issued to 2012 investors	-	-	487,200	-
Imputed value of contributed services	87,500	-	262,500	-
Stock-based compensation	122,689	268,955	476,096	818,585
Change in fair value of collateral securing
employee advances	31,448	-	(13,268)	-
Adjusted EBITDAS	$(685,419)	$(978,848)	$(1,067,983)	$(2,827,729)

Adjusted EBITDAS for the three and nine months ended September 30, 2013 included significant costs associated with the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of September 30, 2013 we had a working capital deficiency of $5,051,650 and an accumulated deficit of $27,939,398.  During the nine months ended September 30, 2013 and year ended December 31, 2012, we incurred net losses of $5,368,482 and $5,574,775 and used cash in operating activities of $887,679 and $947,911, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to September 30, 2013, we raised an aggregate of $200,000 in debt financings and continue to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

As of September 30, 2013 and 2012, the Company had cash on hand of $53,980 and $3,308, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the nine months ended September 30, 2013, cash flows included net cash used in operating activities of $881,238.  This amount included a decrease in operating cash related to a net loss of $5,368,482, partially offset by aggregate non-cash adjustments of $4,290,762, plus aggregate cash provided by changes in operating assets and liabilities of $196,482 (primarily a result of extending payables in order to preserve cash balances). For the nine months ended September 30, 2012, cash flows included net cash used in operating activities of $831,903. This amount included a decrease in operating cash related to a net loss of $4,759,186 partially offset by aggregate non-cash adjustments of $2,005,118, plus aggregate cash provided by changes in operating assets and liabilities of $1,922,165 (primarily a result of extending payables in order to preserve cash balances).

For the nine months ended September 30, 2013, net cash provided by investing activities was $781,412 due to releasing $850,002 of cash provided by investors from escrow (restricted cash) partially offset by $68,590 of capitalized web development costs. For the nine months ended September 30, 2012, net cash provided by investing activities was $136,990 related to net proceeds of employee advances.

For the nine months ended September 30, 2013, net cash provided by financing activities was $153,806. Cash was provided by $2,651,973 of proceeds from a private placement offering (which excludes $850,002 of cash received during 2012 but closed on during the nine months ended September 30, 2013) and $549,000 of proceeds from the issuance of notes payable, partially offset by repayments of notes payable of $2,010,905, repayments of convertible notes payable of $1,000,000 and payments on equipment leases of $36,262. For the nine months ended September 30, 2012, net cash provided by financing activities was $698,181. Cash was provided by $605,000 of proceeds from advances from certain stockholders, $475,004 of proceeds from the sale of common stock (which excludes $850,002 received during 2012 but closed on during the nine months ended September 30, 2013) and $26,662 of proceeds from the exercise of common stock options, partially offset by repayments of notes payable and other advances to related parties of $293,812, a cash overdraft of $71,155, and payments on equipment leases of $43,518.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2012 (see Form 10-K filed with the SEC on July 23, 2013), which is an integral component of our disclosure controls and procedures. On May 15, 2013, the Company engaged a financial consulting firm to assist with its financial reporting and to provide the Company with SEC and technical accounting expertise.  However, certain material weaknesses were not remediated during the nine months ended September 30, 2013.  As a result, our management has concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2013, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On March 20, 2013, a complaint was filed in the Delaware Court of Chancery by two of our shareholders, HWH Lending, LLC and Milfam I L.P., seeking to compel the holding of an annual meeting of stockholders for the election of directors under Delaware law.  We filed an answer to the complaint on April 12, 2013.  On May 13, 2013, we publicly announced that the Board of Directors had set the date for our next annual meeting of stockholders as August 15, 2013 at 11:00 a.m. Eastern time.  In lieu of further litigation, on July 18, 2013, the parties submitted to the court a proposed order, subsequently entered by the Court, confirming August 15, 2013 as the annual meeting date and establishing certain procedures related to the annual meeting.  In accordance with the Court order, our annual meeting of stockholders was held on August 15, 2013 at which time Lalit Dhadphale, Youssef Bennani, Joseph Savarino, and Ambassador Ned Siegel each received a plurality of the total votes cast at the annual meeting and each was elected as a director by our stockholders.  On September 24, 2013, this action was dismissed without prejudice by a joint stipulation of dismissal.

On April 23, 2013, our Board of Directors formed an Independent Committee, chaired by Youssef Bennani, a director and Chairman of our Audit Committee, with the exclusive power and plenary authority to investigate, review, and evaluate claims and demands made in certain letters we have received.  We have received three letters from stockholders alleging certain breaches of fiduciary duties by our directors and demanding that we commence investigations of the alleged conduct.  On March 1, 2013, we received a letter on behalf of the holders of our Series B Preferred Stock (“Preferred Holders”) alleging that a convicted felon appears to be a consultant to us, owes us money, and exercises control over us.  On March 8, 2013, we received a letter on behalf of stockholder Wayne Corona alleging that two directors, Matthew Stecker and John Backus, breached their fiduciary duties and demanding that we investigate legal claims against those directors.  The letter alleges that the director designee of the holders of our Series B Preferred Stock and the director designee of New Atlantic Ventures Fund III, L.P. (“NAV”) acted in concert to attempt to scuttle our recent financing plan.  The letter also alleged that the director designee of the Preferred Holders and the director designee of NAV sought to prevent us from paying back our lenders in 2010 and 2011.  On March 18, 2013, we received a letter on behalf of the two directors denying the allegations and stating there was no proper basis for launching an investigation.  On March 27, 2013, a letter on behalf of Messrs. Backus and Stecker, in their capacities as directors and stockholders, demanded that we (i) investigate alleged breaches of confidentiality and fiduciary duties by our President and CEO and two other directors in connection with the purported stockholder demand letter of Mr. Corona dated March 8, 2013, and (ii) assert related claims against those individuals.  The letter also asserted that the director constituting the Independent Committee, Youssef Bennani, is subject to alleged conflicts of interest that disqualify him from serving on any proposed Independent Committee to evaluate the pending stockholder demands.  The Independent Committee retained the independent law firm of Morrison & Foerster LLP to conduct the investigation and advise the Independent Committee. On November 23, 2013, the Independent Committee presented its findings and conclusions to the Board of Directors, which has resolved to take action consistent with those findings and conclusions. As a threshold matter, counsel for the Committee and the Committee determined that Mr. Bennani was independent and could carry out his duties and fairly evaluate the allegations in the letters. The Independent Committee concluded that it would not be in the best interests of us and our shareholders to pursue litigation stemming from the claims and assertions in the letters. The Independent Committee’s conclusion was based on its analysis of the letters, available evidence, legal principles and practical considerations including its potential indemnification obligations. Among the Independent Committee’s findings were: (1) the investigation demanded in the Preferred Holders’ letter had already been completed and adequately resolved by the Board; (2) there was no evidence supporting allegations in the Corona letter that then-directors Backus and Stecker breached their fiduciary duties to us in that they “attempted to scuttle our refinancing plan or used their positions on the Board for the benefit and advantage” of particular constituencies; and (3) no evidence supported the allegation that confidential information from the Board of Directors was purposefully leaked to Mr. Corona.  Our Board of Directors concurred in the Independent Committee’s findings and conclusions.

On May 7, 2013, a putative stockholder derivative action was filed in the Court of Chancery of the State of Delaware against certain directors and our chief executive officer and against us, as a nominal defendant.  The complaint alleges claims for breach of fiduciary duty, entrenchment and corporate waste arising out of the alleged failure to conduct annual meetings, SEC filing obligations, advances to a former employee and a $500,000 secured loan to us which the entire board of directors approved.  The derivative complaint seeks unspecified compensatory damages and other relief.  We and the individual defendants believe that the allegations stated in the complaint are without merit and we intend to defend ourselves vigorously against the allegations. The individual director defendants filed a motion to dismiss the complaint on July 22, 2013 and filed an opening brief in support of the motion to dismiss on August 2, 2013.  We joined in the motion to dismiss.  Plaintiff’s brief in opposition to the motion to dismiss was due on September 16, 2013.  Instead of filing a brief in opposition to the motion to dismiss, on September 16, 2013, plaintiff filed an amended complaint against the same defendants alleging two claims for breach of fiduciary duty and corporate waste and deleting the claim for entrenchment.  The claims in the amended complaint arise out of allegations regarding a failure to conduct stockholder annual meetings, a failure to comply with SEC filing obligations, a lack of internal controls and unauthorized advances to a former employee and a $500,000 secured loan approved by our entire board.  We and the individual defendants continue to believe the allegations are without merit and intend to vigorously defend ourselves against the allegations. On October 3, 2013, the individual director defendants moved to dismiss the amended complaint, and we joined in the motion to dismiss.  Under a briefing schedule approved by the court, defendants’ opening brief in support of the motion to dismiss the amended complaint was filed on November 4, 2013 and we joined in arguments A and B of defendants’ opening brief on the basis of plaintiff’s failure to comply with Court of Chancery Rule 23.1 and demand futility.  Plaintiff’s answering brief is due by December 13, 2013, and defendants’ reply brief is due by January 10, 2014.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $27,000.  We filed an answer to the complaint on July 22, 2013 and intend to vigorously defend ourselves against the allegations.

On October 11, 2013, two of our former directors sent a letter demanding repayment of legal fees and expenses ($80,766 of previously incurred expenses plus future expenses) pursuant to certain Company indemnification and advancement provisions.  On November 13, 2013, following the receipt of the Special Committee report, we agreed to indemnify the two former directors for their reasonable legal fees and expenses up to $85,000 less any amount paid to the directors under our directors’ and officers’ insurance policy.  On November 14, 2013, the former directors filed a verified complaint and a motion for expited proceedings for advancement in the Delaware Court of Chancery.  We have not yet filed a response to the complaint.

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

On September 20, 2013, the Company issued an aggregate of 359,274 shares of our Common Stock to holders of warrants that elected to exercise warrants to purchase 450,000 shares of common stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.25 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws which exempt transactions by an issuer not involving any public offering.

On September 20, 2013, the Company issued 118,857 shares of our Common Stock to the holder of a warrant which elected to exercise warrants to purchase 156,000 shares of common stock on a “cashless” basis under the terms of the warrants.  The warrants had an exercise price of $0.25 per share.  The sale of the Common Stock was made without registration in reliance on the exemption from registration afforded by §4(2) under the Securities Act of 1933, and corresponding provisions of states securities laws which exempt transactions by an issuer not involving any public offering.

Recent Repurchases of Common Stock

There were no repurchases of our common stock during the quarter ended September 30, 2013. The Company does not currently have an announced repurchase program.

Item 3.     Defaults upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are provided:

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

             *          Filed herewith.
           **          Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 26, 2013	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer (principal executive officer)