Form 10-K
period 2013-12-31
HealthWarehouse.com, Inc.
filed 2014-04-15
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer  ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates, based on the closing price of the common stock, par value $0.001 (the “Common Stock”) on July 1, 2013 of $1.66, as reported on the OTC Pink market tier was approximately $22,694,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 26,550,380 shares of Common Stock outstanding as of April 4, 2014.

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

If you are interested in HealthWarehouse.com, Inc. stock, we recommend that, at a minimum, you read the SEC Forms 10-K, 10-Q and 8-K for the past year each filed by HealthWarehouse.com, Inc. (the “Company”) with the SEC and available at http://www.sec.gov.

PART I

Item 1:      Business.

Overview

We are a Verified Internet Pharmacy Practice Sites (“VIPPS”) accredited retail mail-order pharmacy and healthcare e-commerce company that sells discounted generic and brand name prescription drugs, as well as, over-the-counter (OTC) medical products. Our web address is http://www.healthwarehouse.com. At present, we sell:

●	a range of prescription drugs both brand name and generic (we are a licensed mail-order pharmacy for sales to 50 states and the District of Columbia);

●	diabetic supplies including glucometers, lancets, syringes and test strips;

●	OTC medications covering a range of conditions from allergy and sinus to pain and fever to smoking cessation aids;

●	home medical supplies including incontinence supplies, first aid kits and mobility aids; and

●	diet and nutritional products including supplements, weight loss aids, and vitamins and minerals.

●	pet medications

Our objectives are to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter products and prescription medications. We intend to continue to expand our product line as our business grows. Our customers include uninsured, under-insured, and insured consumers with high insurance co-payments who rely on our service for their daily medications.  In addition, we work with various direct primary care clinics and pharmacy benefits managers to provide their customers with prescription medications. With many brand name drug patents continuing to expire over the next several years and a general trend of rising insurance co-payments and deductibles due to the Affordable Care Act, our service is expanding to mainstream insured consumers of prescription medications, as the market continues to move away from brand name prescription drugs to generics.  Once the patent on a branded drug has expired, we can typically sell its generic equivalent for less than the purchaser’s insurance co-payment.  Accordingly, we are focused on the cash paying customers and do not accept consumer insurance payment.

Recent Developments

The Company has historically not been timely in the issuance of financial statements, beginning with the issuance of its financial statements for the year ended December 31, 2011.  The directors of the Company identified material weaknesses and other deficiencies in the Company’s internal controls, which the Company has previously disclosed. It was concluded that these material weaknesses and other deficiencies in the Company’s internal controls primarily relate to the Company’s need for additional accounting personnel with sufficient supervisory and technical expertise and the Company’s lack of adequate policies, procedures and monitoring in certain areas.  The directors and management of the Company continue to address these issues through the employment of financial consultants and the implementation of new procedures.  The directors and management will continue to address any remaining deficiencies through the implementation of formal policies and procedures and further integration of its operating and accounting systems.  The directors also plan to pursue the employment of a permanent Chief Financial Officer to replace the previous Chief Financial Officer who resigned on April 15, 2013, as the Company’s operations and liquidity improve.   See Part II-Item 9A, “Controls and Procedures” for additional information.

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

           On February 14, 2011, Hocks Acquisition Corporation (“Hocks Acquisition”), a wholly-owned subsidiary we formed for the purpose of the acquisition, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Hocks Pharmacy of Hocks Pharmacy, Inc., an Ohio corporation (“Hocks Pharmacy”),  to purchase, for $200,000 in cash all of the inventory and fixed assets (the “Purchased Assets”) owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the “Internet Business).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.   That same day, we acquired all of the intangible assets of the internet business, including domain names and customer accounts, in a reverse merger of Hocks Acquisition into Hocks.com Inc. (“Hocks.com”), a newly formed Ohio corporation and then wholly-owned subsidiary of Hocks Pharmacy.  As a result, Hocks.com Inc. became our wholly-owned subsidiary.

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

Our target is consumers who are paying cash for their medications.  Cash paying consumers have increased significantly since insurance co-pays are rising and high deductible plans are becoming more prevalent due to the Affordable Care Act.

Our Online Retail Mail-Order Pharmacy

We operate a full-service retail mail-order pharmacy within our warehouse in Florence, Kentucky, near Cincinnati, Ohio.  The pharmacy includes two robotic machines, which can each count and package 1,200 prescriptions per day.  Our pharmacy passed inspection by the Kentucky Board of Pharmacy, and we are presently licensed as a mail-order pharmacy for sales to all 50 states and the District of Columbia.

Our retail mail-order pharmacy offers the following advantages:

●   Legitimacy.  We have obtained certifications to separate ourselves from the many uncertified “rogue” pharmacies which exist. We are the 19th pharmacy in the U.S. to receive Verified Internet Pharmacy Practice Sites (VIPPS) certification, issued by the National Board of Pharmacies (NABP). Google, Yahoo, and Bing now all require VIPPS as a requirement to advertise on their sites.

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

Our customer support representatives operate from our call center in Florence, Kentucky.  Our customer support specialists are available 9 a.m. to 9 p.m. Eastern Time, Monday through Friday, via e-mail, fax or telephone to handle customer inquiries and assist customers in finding desired products.  Our online Help Center outlines store policies and provides answers to customers’ frequently asked questions.

We ship our products to all 50 states, the U.S. Territories, and APO/FPO military and embassy addresses. We process all orders from our distribution center in Florence, Kentucky near Cincinnati, Ohio. We based our logistics operation there to maintain proximity to UPS, located 90 miles away in Louisville, Kentucky.  Processing from this location allows us to reach up to 80% of the U.S. population by standard ground shipping in two days from shipment date.  In order to try to maintain high customer satisfaction ratings and quality control over the process, we avoid drop shipping orders.  Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog has not proven material to our business.

Marketing and Sales

Our marketing strategy aims to build brand recognition, increase customer traffic to our online store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.  We work with Pharmacy Benefit Manager (PBM) partners to market to groups and self-insured businesses.  In addition, we focus on providing fast, transparent filling of prescriptions and increase word of mouth marketing to consumers. We continue to utilize social media, including Facebook and Twitter as a way to reach consumers and build  a dialogue with them.

Suppliers

There are a number of suppliers available for the pharmaceutical and non-pharmaceutical products that we sell. Our principal suppliers are Amerisource Bergen, Cardinal Health, and Allison Medical, Inc as well as many direct manufactures like Accord, Nipro, Parmed, Lannett, Torrent, Camber and Carlsbad. While we source our supplies from a limited number of suppliers, we do not believe that our business is dependent on any one supplier since the products that we sell are readily available from a number of alternative suppliers.  If a supplier, even if a significant supplier, were to no longer be available to us, we believe that we could source replacement product through one or more alternative suppliers without having a significant effect on our business model.

Customers

We sell directly to individual consumers who purchase prescription medications and OTC products. We have seen a transition from uninsured consumers to more than 90% of our customers having insurance.  Rising insurance co-pays and high deductible plans due to the Affordable Care Act, have created more cash paying consumers.  This market was estimated to be $45 billion in 2011 and continues to grow.  We also work with pharmacy benefits managers (PBMs) and self-insured employers whose employees purchase prescription medications through us.

Competition

The market for prescription and OTC health products is intensely competitive and highly fragmented.   However, there are fewer competitors focusing on the cash prescription market.  Our competitors in the segment include chain drugstores, mail order pharmacies, pharmacy benefits managers (PBMs), mass market retailers, warehouse clubs and supermarkets. Many of these potential competitors in the market are also established organizations with greater access to resources and capital than we have. In addition, we face competition from foreign online pharmacies that can often sell drugs to U.S. residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. We also compete with Internet portals and online service providers that feature shopping services and with other online or mail-order retailers that offer products similar or the same to those that we sell.

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

The National Association of Boards of Pharmacy has also developed a program, the Verified Internet Pharmacy Practice Sites (VIPPS), as a model for self-regulation for online pharmacies. The Company has been certified by VIPPS since 2008.

Employees

           As of March 31, 2014, we employed 27 full-time employees and 8 part-time employees. The Company at March 31, 2014, had 5 non-contractual laborers. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are good. The Company, from time to time, also utilizes independent contractors to supplement its workforce.

Item 1A:      Risk Factors

Risks Related to the Deficiencies in Our Internal Controls and Our Failure to File Timely Periodic Reports with the SEC.

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our internal controls were not effective as of December 31, 2013 and 2012. We may be unable to remedy these deficiencies or develop, implement and maintain effective controls in future periods.

Based on the review conducted by our non-management directors and management’s annual assessment of our internal controls, we concluded that, as of December 31, 2013, our internal controls over financial reporting were not effective. As of December 31, 2013, management has concluded that, while it has remedied certain previously reported weaknesses, material weaknesses continue to exist and the internal control over financial reporting has improved but was still not effective. The specific material weaknesses identified by the directors and management are described in Part II—Item 9A, “Controls and Procedures”.

Due to financial constraints, we have not fully developed or implemented a remediation plan to address the material weaknesses and other deficiencies.  The directors and management of the Company continue to address these issues through the employment of financial consultants and the implementation of new procedures.  The directors and management will continue to address any remaining deficiencies through the implementation of formal policies and procedures and further integration of its operating and accounting systems.  The directors also plan to pursue the employment of a permanent Chief Financial Officer to replace the previous Chief Financial Officer who resigned on April 15, 2013, as the Company’s operations and liquidity improve.

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

Our failure to timely file our Form 10-K for the year ended December 31, 2012 and our Form 10-Q’s for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC limits our access to the public securities markets, and if we fail to make timely filings in the future we could be removed from the OTCQB Market Tier, which could adversely affect the liquidity of our Common Stock.

We did not file Form 10-K’s for the years ended December 31, 2012 and 2011, nor the Form 10-Q’s for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 with the SEC on time. As a consequence, we will be ineligible to use short form registration statements, such as Form S-3, to register securities for sale until we have been timely in filing our periodic reports under the Exchange Act for twelve months. Although we still may register securities using Form S-1, the extra time and expense of using this form is likely to increase our cost of raising capital in the public markets and may limit our ability to respond quickly to market opportunities.

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

Old HW, which now constitutes our principal business, was formed in March 2007 and has a limited operating history upon which you can evaluate our business and prospects. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $5,489,892 and $5,574,775 for the years ended December 31, 2013 and 2012, respectively. On February 13, 2013, we received a Notice of Redemption of our Series C Redeemable Preferred Stock aggregating $1,000,000 which is classified as a current liability as the Company does not have the funds for repayment. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2013 and for the year then ended contains an explanatory paragraph  that expresses substantial doubt about the Company’s ability to continue as a going concern. The report also states that,we have incurred significant operating losses and we need to raise additional funds in order to meet our obligations and sustain operations. Our plans in regard to these matters are described in footnote 2 to our audited financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2012 included herein this document. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If our plans or assumptions change or prove to be inaccurate, we may continue to incur net losses in 2014, and possibly longer. As a result, investors may lose all or a part of their investment.

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

Although it is currently illegal to re-import prescription drugs into the United States from any foreign country, we nonetheless face competition from online pharmacies outside the United States. A growing number of U.S. consumers seek to fill their prescriptions through Canadian and other foreign online pharmacies, and a number of state and local governments have set up websites directing their constituents to Canadian pharmacies. The FDA has taken only limited action to date, and may not take aggressive action in the future, against those who illegally re-import prescription drugs or support or facilitate illegal re- importation. In the U.S. Congress, legislation allowing for re-importation of prescription drugs by individuals for personal use has repeatedly been introduced. If such legislation were to be enacted, or if consumers increasingly use foreign-based online prescription drug websites instead of U.S.-based online pharmacies, such as ours, to fill their prescription needs, our business and operating results could be harmed.

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

If we do not maintain our brand and continue to increase awareness of our Internet shopping presence, we may not build a critical mass of customers. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We believe that, because we are a small company with low public brand awareness, achieving significant market awareness will require significant marketing expense. While our advertising efforts were scaled back during Fiscal Year 2013 due to liquidity issues, we have historically incurred and expect to continue to incur in future years substantial expense in our marketing efforts both to attract and to retain customers. Our promotional activities may not be effective at building our brand awareness and customer base to the extent necessary to generate sufficient revenue to become consistently profitable. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our success depends in part on our ability to manage costs associated with these initiatives, or to find other channels to acquire and retain customers cost-effectively. The demand for and cost of online advertising has been increasing and may continue to increase. An inability to acquire and retain customers at a reasonable cost would increase our operating costs and prevent us from achieving profitability.

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

If people or property are harmed by the products we sell, product liability claims could damage our business and reputation.

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

We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Compliance with these obligations requires significant time and resources from our management and increases our legal, insurance and financial compliance costs. It is also time consuming and costly for us to develop and implement the internal controls and reporting procedures required by Section 404 of the Sarbanes- Oxley Act. If we are unable to comply with the requirements of the Sarbanes-Oxley Act, it may preclude us from keeping our filings with the SEC current. Non-current reporting companies may be subject to various restrictions, such as the inability to be quoted on the OTCQB Market Tier. See “If we fail to remain current in our reporting requirements, we could be removed from the OTCQB Market Tier, which would limit the ability of broker-dealers to sell our securities and the ability of our stockholders to sell their securities in the secondary market.” (Since the Company failed to file the SEC Form 10-K for the fiscal year ended December 31, 2011 on a timely basis, our Common Stock has been trading on the OTC Pink market tier.)

Risks Related to Our Common Stock

Our Common Stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock has been below $5.00 per share and therefore we are designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of our stockholders to sell their shares. In addition, since our Common Stock is now quoted on the OTC Pink Limited Market tier, our stockholders may find it difficult to obtain accurate quotations of our Common Stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

Our stock price may continue to be volatile and may decrease in response to various factors, which could adversely affect our business and cause our stockholders to suffer significant losses.

Our Common Stock is illiquid, and its price has been and may continue to be volatile in the indefinite future. During 2013, the high and low sale prices of our Common Stock were $4.00 and $0.13, respectively. On December 31, 2013, the closing price of our Common Stock was $0.35. The price of our stock could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

Our executive officers, directors, and our 5% or greater stockholders beneficially own approximately 57.0% of our outstanding voting securities as of December 31, 2013. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

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

Item 1B.      Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

Our corporate headquarters, which also houses our pharmacy and customer service operations as well as our inventory, is located at 7107 Industrial Road, Florence, Kentucky, 41042. We occupy 62,600 square feet of warehouse space under a lease with a monthly rental rate range from $9,224 to $11,975; however, the Company recognizes rent on a straight line basis in the amount of $9,821.  The lease expires January 1, 2017.

The Company leased an apartment at a monthly lease rate of $2,850. The lease expired on March 31, 2013.

On June 7, 2013 we signed a three year lease for $1,000 per month at a 1,200 square foot location in Lawrenceburg, Indiana which will serve as an office, backup facility and closed door pharmacy. On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  As disclosed in Footnote #14 - Subsequent Events, the Company no longer has operations at this facility and we are currently in discussions with the Landlord regarding termination of the lease related to the building.

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

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for us in connection with our purchase of shares of our Common Stock from Plaintiffs in September 2011.   On July 19, 2012, the Company and Mr. Peppel filed an answer and counterclaim for breach of contract, alleging that Plaintiffs breached consulting agreements with the Company and undertook a series of actions that damaged and hurt the Company.  On July 24, 2012, the Company filed a complaint against Dennis Smith for breach of contract in the Hamilton County, Ohio Court of Common Pleas, which action was consolidated with the earlier case.  Plaintiffs filed an answer in response to the counterclaim, and Dennis Smith filed an answer in response to the Company’s complaint.  On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.   On March 24, 2014, all parties filed motions for summary judgment: (i) the Company and Mr. Peppel moved for summary judgment on all claims asserted by Plaintiffs, (ii) Dennis B. Smith and Counterclaim Defendants and Plaintiffs moved for summary judgment on the Company’s claims for breach of contract, and (iii) Plaintiffs moved for partial summary judgment on their claim for declaratory relief that the Company breached the terms of a stock option agreement. Trial of the case is currently scheduled for April 22, 2014.  We deny all of the Plaintiffs’ claims and intend to contest this matter vigorously.

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

On April 23, 2013, our Board of Directors formed an Independent Committee, chaired by Youssef Bennani, a director and Chairman of our Audit Committee, with the exclusive power and plenary authority to investigate, review, and evaluate claims and demands made in certain letters we have received.  Since March 1, 2013, we have received three letters from stockholders alleging certain breaches of fiduciary duties by our directors and demanding that we commence investigations of the alleged conduct.  On March 1, 2013, we received a letter on behalf of the holders of our Series B Preferred Stock (“Preferred Holders”) alleging that a convicted felon appears to be a consultant to us, owes us money, and exercises control over us.  On March 8, 2013, we received a letter on behalf of stockholder Wayne Corona alleging that two directors, Matthew Stecker and John Backus, breached their fiduciary duties and demanding that we investigate legal claims against those directors.  The letter alleges that the director designee of the holders of our Series B Preferred Stock and the director designee of New Atlantic Ventures Fund III, L.P. (“NAV”) acted in concert to attempt to scuttle our recent financing plan.  The letter also alleged that the director designee of the Preferred Holders and the director designee of NAV sought to prevent us from paying back our lenders in 2010 and 2011.  On March 18, 2013, we received a letter on behalf of the two directors denying the allegations and stating there was no proper basis for launching an investigation.  On March 27, 2013, a letter on behalf of Messrs. Backus and Stecker, in their capacities as directors and stockholders, demanded that we (i) investigate alleged breaches of confidentiality and fiduciary duties by our President and CEO and two other directors in connection with the purported stockholder demand letter of Mr. Corona dated March 8, 2013, and (ii) assert related claims against those individuals.  The letter also asserted that the director constituting the Independent Committee, Youssef Bennani, is subject to alleged conflicts of interest that disqualify him from serving on any proposed Independent Committee to evaluate the pending stockholder demands.  The Independent Committee retained the independent law firm of Morrison & Foerster LLP to conduct the investigation and advise the Independent Committee. On November 23, 2013, the Independent Committee presented its findings and conclusions to the Board of Directors, which has resolved to take action consistent with those findings and conclusions. As a threshold matter, counsel for the Committee and the Committee itself determined that Mr. Bennani was independent and could carry out his duties and fairly evaluate the allegations in the letters. The Independent Committee concluded that it would not be in the best interests of us and our shareholders to pursue litigation stemming from the claims and assertions in the letters. The Independent Committee’s conclusion was based on its analysis of the letters, available evidence, legal principles and practical considerations including its potential indemnification obligations. Among the Independent Committee’s findings were: (1) the investigation demanded in the Preferred Holders’ letter had already been completed and adequately resolved by the Board; (2) there was not significant evidence supporting allegations in the Corona letter that then-directors Backus and Stecker breached their fiduciary duties to us in that they “attempted to scuttle our refinancing plan or used their positions on the Board for the benefit and advantage” of particular constituencies; and (3) no evidence supported the allegation that confidential information from the Board of Directors was purposefully leaked to Mr. Corona.  Our Board of Directors concurred in the Independent Committee’s findings and conclusions.

On May 7, 2013, a putative stockholder derivative action was filed in the Court of Chancery of the State of Delaware against certain directors and our chief executive officer and against us, as a nominal defendant.  The complaint alleges claims for breach of fiduciary duty, entrenchment and corporate waste arising out of the alleged failure to conduct annual meetings, SEC filing obligations, advances to a former employee and a $500,000 secured loan to us which the entire board of directors approved.  The derivative complaint seeks unspecified compensatory damages and other relief.  We and the individual defendants believe that the allegations stated in the complaint are without merit and we intend to defend ourselves vigorously against the allegations. The individual director defendants filed a motion to dismiss the complaint on July 22, 2013 and filed an opening brief in support of the motion to dismiss on August 2, 2013.  We joined in the motion to dismiss.  Plaintiff’s brief in opposition to the motion to dismiss was due on September 16, 2013.  Instead of filing a brief in opposition to the motion to dismiss, on September 16, 2013, plaintiff filed an amended complaint against the same defendants alleging two claims for breach of fiduciary duty and corporate waste and deleting the claim for entrenchment.  The claims in the amended complaint arise out of allegations regarding a failure to conduct stockholder annual meetings, a failure to comply with SEC filing obligations, a lack of internal controls and unauthorized advances to a former employee and a $500,000 secured loan approved by our entire board.  We and the individual defendants continue to believe the allegations are without merit and intend to vigorously defend ourselves against the allegations. On October 3, 2013, the individual director defendants moved to dismiss the amended complaint, and we joined in the motion to dismiss.  Under a briefing schedule approved by the court, defendants’ opening brief in support of the motion to dismiss the amended complaint was filed on November 4, 2013 and we joined in arguments A and B of defendants’ opening brief on the basis of plaintiff’s failure to comply with Court of Chancery Rule 23.1 and demand futility.   Instead of filing an answering brief, plaintiff proposed a stipulated dismissal.  On January 8, 2014, in a stipulation and order of dismissal, the action was dismissed with prejudice to plaintiff, with each party bearing its own attorneys’ fees and costs.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of Common Stock are currently quoted on the OTC Pink Limited Market Tier under the symbol HEWA.

The following table sets forth the high ask and low bid prices for our Common Stock for the periods indicated as reported by the OTCQB until about April 14, 2012 and by the OTC Pink Limited Market Tier thereafter.

Quarter	Year ended December 31, 2013		Year ended December 31, 2012

	High	Low	High	Low

First	$ 4.00	$ 1.01	$ 7.00	$ 5.70

Second	$ 1.88	$ 0.69	$ 8.00	$ 5.70

Third	$ 1.66	$ 0.51	$ 7.15	$ 4.50

Fourth	$ 0 .95	$ 0.13	$ 5.85	$ 3.00

On December 31, 2013, the closing price of our Common Stock, as reported by the OTC Pink Limited Market Tier, was $0.35 per share.

These bid and ask prices represent prices quoted by broker-dealers on the OTC Market.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of December 31, 2013, there were 26,529,091 shares of our Common Stock outstanding.

Holders

As of March 17, 2014, there were approximately 193 holders of record of our Common Stock.  However, we believe that there are significantly more beneficial holders of our Common Stock as many beneficial holders hold their stock in “street name.”

Dividends

We have never declared cash dividends on our Common Stock, nor do we anticipate paying any dividends on our Common Stock in the future.

Recent Sales of Unregistered Securities

On January 15, 2014, the Company issued 21,289 shares of shares of Common Stock to an employee as part of his compensation related to his service to the Company during 2013.  The fair market value of the shares was $10,645 based on the closing price on the date of issuance.  The issuance of these securities is exempt under Section 4(2) of Securities Act for non-public offering.

Item 6.      Selected Financial Data.

Not applicable.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward looking statements. Reference is made to “Information Regarding Forward-Looking Statements” and Item 1A “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a Verified Internet Pharmacy Practice Sites (“VIPPS”) accredited retail mail-order pharmacy and healthcare e-commerce company that sells discounted generic and brand name prescription drugs, as well as, over-the-counter (OTC) medical products and surgical supplies. Our web addresses are http://www.healthwarehouse.com  and http://www.hocks.com. At present, we sell:

●	a range of prescription drugs (we are licensed as a mail-order pharmacy for sales to all 50 states and the District of Columbia);

●	diabetic supplies including glucometers, lancets, syringes and test strips;

●	OTC medications covering a range of conditions from allergy and sinus to pain and fever to smoking cessation aids;

●	home medical supplies including incontinence supplies, first aid kits and mobility aids; and

●	diet and nutritional products including supplements, weight loss aids, and vitamins and minerals.

Our objectives are to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter and prescription medications and products. We intend to continue to expand our product line as our business grows.

Results of Operations

For The Year Ended December 31, 2013 Compared to The Year Ended December 31, 2012

	For year ended		For year ended
	Ended December 31, 2013	% of Revenue	Ended December 31, 2012	% of Revenue

Net sales	$10,233,112	100.0%	$11,081,429	100.0%
Cost of sales	5,111,737	50.0%	5,913,977	53.4%
Gross profit	5,121,375	50.0%	5,167,452	46.6%
Selling, general & administrative	7,554,953	73.8%	9,261,523	83.5%
Impairment of Intangible Assets	-	0.0%	396,298	3.6%
Loss from operations	(2,433,578)	(23.8%)	(4,490,369)	(40.5%)
Other income	(2,792,900)	(27.3%)	11,475	0.1%
Interest expense	(263,413)	(2.6%)	(1,095,881)	(9.9%)
Net loss	$(5,489,891)	(53.6%)	$(5,574,775)	(50.3%)

Net Sales

For year ended December 31, 2013	% Change	$ Change	For year ended December 31, 2012

$10,233,112	-7.7%	$(848,317)	$11,081,429

Net sales for the year ended December 31, 2013 declined to $10,233,112 from $11,081,429, a decrease of $848,317, or 7.7% due to the reduction in advertising and cash flow constraints.  We reduced our advertising expense by $585,480 during 2013 and due to cash flow constraints were unable to have adequate inventories to support the sales volumes. This prompted negative customer reviews that contributed to the decline in sales.  Management has taken steps to narrow its product line, particularly on over the counter products, and set new stocking levels for these items to improve order fill rates.   In addition, customer support personnel are responsible for proactively calling customers after Rx orders are received to obtain the required copies of the prescriptions, in order to process the order and improve the Company’s order conversion rate.

Cost of Sales and Gross Margin

	For year ended	%	$	For year ended
	December 31, 2013	Change	Change	December 31, 2012

Cost of sales	$5,111,737	(13.6%)	(802,240)	$5,913,977

Gross margin $	$5,121,375	(0.9%)	(46,077)	$5,167,452

Gross margin %	50.0%	3.4%		46.6%

Cost of sales were $5,111,737 for the year ended December 31, 2013 as compared to $5,913,977 for the year ended December 31, 2012, a decrease of $802,240, or 13.6%, primarily as a result of a reduction in order volume and improvement in our cost associated with improved vendor relations. Gross margin percentage increased year-over-year from 46.6% for the year ended December 31, 2012 to 50.0% for the year ended December 31, 2013, primarily due to the improved cost discussed above and elimination of unprofitable business relations.  Management will continue to focus efforts on promoting and offering its higher margin product lines as part of the narrowing of its product offering.

Selling, General and Administrative Expenses

	For year ended	%	$	For year ended
	December 31, 2013	Change	Change	December 31, 2012

S,G&A	$7,554,953	-18.4%	($1,706,570)	$9,261,523

% of sales	73.8%			83.6%

Selling, general and administrative expenses totaled $7,554,953 for the year ended December 31, 2013 compared to $9,261,523 for the year ended December 31, 2012, a decrease of $1,706,570, or 18.4%. The year ended December 31, 2013 expense decreases included (a) a decrease in advertising expense of $585,480 (primarily due to Google ads being discontinued related to cash flow constraints); (b) a reduction in salary expense of $574,578 (primarily due to a reduction in headcount and salaries); (c) a decrease in freight expense of $403,388 (primarily due to the reduction in the order volume); and (d) a decrease in travel expense of $142,645 (primarily due to the focus on limiting travel for only essential trips and personnel).  The decreases were partially offset by an increase in option expense of $376,903 (primarily due to the increase in options issued related to the private placement of common stock) and in legal expense of $188,236 (primarily due to costs associated with the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013).We expect that our selling, general and administrative expenses, specifically legal and professional fees, will decrease over time as our outstanding litigation is resolved. We expect certain professional fees will decrease as we improve our internal controls over financial reporting. We expect our legal fees to decrease following the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013 and further as we resolve our outstanding litigation. We also expect a significant reduction in salary and related expense in 2014 as we continue to right size the business.

Loss on Extinguishment

During the year ended December 31, 2013, we recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the equity securities issued as compared to the carrying value of the liabilities that were exchanged.

Other Income and Expense

Interest expense decreased from $1,095,881 in the year ended December 31, 2012 to $263,413 in the year ended December 31, 2013, a decrease of $832,468, or 76%, primarily due to the repayment of mature notes payable and convertible notes payable during the year ended December 31, 2013.

 Adjusted EBITDAS

We believe Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Stock-Based Compensation (“Adjusted EBITDAS”), a non-GAAP financial measure, is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

•
Adjusted EBITDAS provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	December 31,
	2013	2012
	(unaudited)

Net loss	$(5,489,892)	$(5,574,775)
Non-GAAP adjustments:
Loss on extinguishment of debt	2,792,900	-
Other income	-	(5,372)
Interest expense, net	263,413	1,089,778
Depreciation and amortization	158,029	353,045
Warrants issued to 2012 investors	487,200	-
Imputed value of contributed services	350,000	-
Stock-based compensation	558,286	556,148
Change in fair value of collateral securing
employee advances	9,857	-

Adjusted EBITDAS	$(870,207)	$(3,581,176)

Adjusted EBITDAS for the year ended December 31, 2013 does not eliminate costs aggregating approximately $850,000 associated with various legal matters and the proxy contest that concluded at our Annual Meeting of Shareholders held on August 15, 2013.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended December 31, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of December 31, 2013 we had a working capital deficiency of $4,533,555 and an accumulated deficit of $28,130,668.  During the years ended December 31, 2013 and 2012, we incurred net losses of $5,489,892 and $5,574,775 and used cash in operating activities of $1,024,781 and $947,911, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to December 31, 2013, we raised an aggregate of $100,000 in debt financing and continue to incur net losses, use cash in operating activities and experience cash and working capital constraints.

On February 13, 2013, we received a Notice of Redemption related to our Series C Redeemable Preferred Stock aggregating $1,000,000. As a result  of receiving the Notice of Redemption, we must now apply all of our assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (we are not permitted to utilize toward the redemption those assets required to pay our debts as they come due and those assets required to continue as a going concern).

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

As of December 31, 2013 and 2012, the Company had cash on hand of $67,744 and $0, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the year ended December 31, 2013, cash flows included net cash used in operating activities of $1,024,781.  This amount included a decrease in operating cash related to a net loss of $5,489,892, partially offset by aggregate non-cash adjustments of $4,578,472, plus aggregate cash used by changes in operating assets and liabilities of $113,363 (primarily a result of accrued expense). For the year ended December 31, 2012, cash flows included net cash used in operating activities of $947,911. This amount included a decrease in operating cash related to a net loss of $5,574,775 partially offset by aggregate non-cash adjustments of $2,275,103, plus aggregate cash provided by changes in operating assets and liabilities of $2,351,761 (primarily a result of extending payables in order to preserve cash balances).

For the year ended December 31, 2013, net cash provided by investing activities was $751,579 due to releasing $850,002 of cash provided by investors from escrow (restricted cash) partially offset by $98,423 of capitalized web development costs. For the year ended December 31, 2012, net cash used in investing activities was $710,263 due to placing cash provided by investors into escrow (restricted cash) net of $139,739 repayments of employee advances.

For the year ended December 31, 2013, net cash provided by financing activities was $340,946. Cash was provided by $2,651,973 of proceeds from a private placement offering (which excludes $850,002 of cash received during 2012 but closed on during the year ended December 31, 2013) and $756,000 of proceeds from the issuance of notes payable, partially offset by repayments of notes payable of $2,017,905, repayments of convertible notes payable of $1,000,000 and payments on equipment leases of $49,122. For the year ended December 31, 2012, net cash provided by financing activities was $1,658,134. Cash was provided primarily by $850,002 of proceeds from a pending offering, proceeds from notes and other advances – related parties of $605,000 of which $293,812 was repaid during 2012, cash proceeds from the exercise of stock options of $26,662, and the sale of 116,668 shares of our Common Stock for cash proceeds of $525,004, offset in part by capital lease payments of $54,722.

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

Revenue Recognition

Revenues for the sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is reasonably assured.  The Company defers revenue when cash has been received from the customer but delivery has not yet occurred.  Such amounts are reflected as deferred revenues in the accompanying  consolidated financial statements.

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

Recently Issued Accounting Pronouncements

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

The financial statements required hereby are located on pages 47 through 73.

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

In connection with the preparation of this Form 10–K, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. As described below, management has identified material weaknesses in our internal control over financial reporting. As a result of those material weaknesses, our management has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

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

As of December 31, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO) and identified material weaknesses.  Consequently, they concluded our internal controls were not effective.  In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the review as of December 31, 2012.  Due to financial constraints, we have not fully developed or implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2013 that persist are as follows:

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

Plans For Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls. We are in the process of developing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2014, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, we have employed and continue to receive advice and assistance from third-party financial consultants who have addressed the Company’s inexperience relative to GAAP and SEC reporting. To address the material weakness arising from inadequate control over disbursements, the Company has canceled certain credit cards, limited the number of personnel with authority over the Company's bank accounts and is in the process of revising its policies and procedures for review and approval of employee disbursements and expenses. We are working with the third-party financial and operational consultants to continue to develop and implement the appropriate operating procedures to mitigate the weaknesses related to the separation of duties, proper approvals and timely and accurate financial information. The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve the integration of its financial consolidation and reporting system.

The directors also plan to pursue the employment of a permanent Chief Financial Officer as the Company’s operations and liquidity position improve.

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

Item 9B. Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of March 31, 2014 are as follows:

Name	Age	Position

Lalit Dhadphale	42	President, Chief Executive Officer and Director
Youssef Bennani	47	Director
Joseph Savarino	44	Director
Ambassador Ned L. Siegel	62	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors are as follows:

Lalit Dhadphale co-founded HealthWarehouse.com in August 2007 and launched the company's prescription drug business in 2008. He has been President and CEO of the Company since its inception and has served as Chairman of the Board of Directors since May 2009. Earlier in his career, Lalit co-founded Zengine, Inc. serving as Vice President of Product Development, Chief International Officer and later as Chief Operating Officer of Zengine, Inc. from founding in 1999 through its sale in 2002. Under his day-to-day leadership, Zengine grew from start-up to $30+ million in annualized sales, achieving profitability in its second quarter as a public company in the first quarter of 2001. Prior to co-founding Zengine, Mr. Dhadphale was a co-founder of Excite Japan, where he was involved with product development, internationalization and localization of web sites and Internet products. He produced the launch of both Excite Japan and Netscape Netcenter Japan. Prior thereto, Mr. Dhadphale was International Business Development Manager for CNET, securing relationships throughout Asia and the Pacific Rim. Mr. Dhadphale received his BA degree from the University of Michigan, Ann Arbor in Japanese Language & Literature and Asian Studies.

Mr. Dhadphale brings his executive experience in product development, web site design and internet products.

Youssef Bennani became a member of our Board of Directors on November 11, 2009. Through January 30, 2012, Mr. Bennani was a Senior Managing Director in Kaufman Bros., L.P.’s Investment Banking department which he joined in 1995. His responsibilities ranged from public and private financing transactions to general financial advisory for mergers and acquisition, restructuring, acquisition financing and recapitalization. Prior to joining Kaufman Bros., L.P., Mr. Bennani was an investment banker at Barington Capital, L.P., where his primary industry focus was technology. Mr. Bennani received his MBA in international finance from New York University’s Stern School of Business. He also received his Masters in computer science as well as a BS in mathematics and physics from the University of Pierre and Marie Curie in Paris.

In addition to the international and investment banking experiences, Mr. Bennani brings a depth of knowledge of finance that permits him to qualify as the “financial expert” on the Board.

Joseph Savarino became a member of our Board on December 22, 2010. Since June 2010, Mr. Savarino has been a co- founder and Director of Carpeturn.com, Inc. which provides flooring materials and services to the multi-family housing industry, where customers have online and mobile access to schedule installations, manage budgets and track apartment histories. Mr. Savarino was  engaged in select  Internet and e-commerce  consulting projects  from 2002 through  June 2010, and  has prior experience in management, sales, business development and market research. Mr. Savarino was President and Chief Executive Officer of Zengine, Inc., from 1998 until its sale in 2002. Zengine was a public company that provided sell-side e-commerce software and services to customers in the United States and Japan.

As  a  co-founder and  Director of  Zengine, Inc. and  Carpeturn.com,  Inc., Mr. Savarino  provides  the  Board  with entrepreneurial background and e-commerce experience.

Ambassador Ned L. Siegel became a member of our Board of Directors on June 14, 2013. Ambassador Siegel has been the President of the Siegel Group, Inc. since September 1997. Ambassador Siegel has been a Managing Member of the Siegel Consulting Group, LLC since November 2009. He was the Ambassador of the United States of America to the Commonwealth of The Bahamas from October 26, 2007 to January 2009. He also served as an Ambassador of the US to the Bahamas, representative of the US in the United Nations, where he served in New York from September 2006 to January 2007, under Ambassador John R. Bolton as a Senior Advisor to the U.S. Mission to the 61st Session of the United Nations General Assembly. During his fifteen- month tenure as Ambassador, he served as Chief of Mission responsible for all operations of Embassy Nassau. Ambassador Siegel served as the Chairman of The Siegel Group Inc. since January 2009. He served as Vice Chairman of Alternative Fuels Americas, Inc. since January 18, 2011 and served as its Director. He has been a Director of PositiveID Corporation since February 2, 2011. He served as a member of the OPIC Board of Directors until September 2007. From January 2003 to October 2007, Ambassador Siegel was a Member of the Board of Directors of the Overseas Private Investment Corporation. From 2003 to 2007, he served as a Member of the Board of Directors of the Caswell-Massey Company, Ltd. In 2003, he was honored by President George W. Bush. In May 2009, he was presented with the United States Coast Guard Meritorious Public Service Award. Ambassador Siegel received Bachelor of Arts from University of Connecticut in 1973 and a Juris Doctorate from Dickinson School of Law in 1976.

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

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Youssef Bennani (Chair), Joe Savarino and Ambassador Siegel. The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangement and results of the Company’s annual audit, reviewing the adequacy of the Company’s accounting and financial controls and reviewing the independence of the Company’s independent registered public accounting firm. Our Board has determined that the member of the Audit Committee meets the independence requirements of the SEC. Our Board has also determined that Youssef Bennani qualifies as an “audit committee financial expert,” as defined in SEC rules. Mr. Bennani, on behalf of the Audit Committee, meets with the Company’s independent auditors on a formal basis at least quarterly, in addition to a number of informal meetings throughout the year.

Compensation  Committee

Our Compensation Committee of the Board of Directors consists of Joe Savarino (Chair), Youssef Bennani and Ambassador Siegel. The function of the Compensation Committee is to recommend to the full Board of Directors the compensation to be offered to our executive officers and the compensation to be offered to our directors. The Compensation Committee also administers our 2009 Incentive Compensation Plan, and recommends and approves grants of stock options and restricted stock under that plan.

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

All filings made in compliance.

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

Item 11.      Executive Compensation.

The following table sets forth summary compensation information for 2013 and 2012 for our Chief Executive Officer and for our former Chief Financial Officer during the years shown. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of 10% of their total annual compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Lalit Dhadphale (2) President and Chief Executive Officer	2013 2012	0 265,534	0 83,750	0 0 (1)	0 0	0 349,284

Eduardo Altamirano (3) Chief Financial Officer, Treasurer and Secretary	2013 2012	45,000 59,601	0	0 1,182,925 (1)	0 0	45,000 1,242,526

(1)
The amounts in the “Option Awards” column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions we used to calculate these amounts are discussed in the notes to our consolidated financial statements included in this report on Form 10-K.

(2)
Mr. Dhadphale ceased receiving a salary beginning January 1, 2013 in order to conserve the Company’s resources to support its development activities.  The Company recognized salary expense of $350,000 which was treated as contributed capital.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards outstanding at December 31, 2013, for each of the executive officers named in the Summary Compensation Table above:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Lalit Dhadphale Chief Executive Officer and President	250,000 250,000 --	-- -- 250,000(1)	2.20 3.03 3.80	5/20/14 10/14/15 8/31/16

(1)	Options vest on the effective date Mr. Dhadphale personally provides certain credit support for a pending economic development loan to the Company from the Commonwealth of Kentucky.

Employment Agreements

None of our employees are subject to employment agreements with us. We intend to enter into an employment agreement with Lalit Dhadphale, our President and Chief Executive Officer, when our financial condition improves.

Severance and Change in Control Arrangements

We do not have any agreements or arrangements providing for payments to any of our officers and directors in the event of a change in control or termination.

Director Compensation

We compensate non-management directors primarily through stock option or restricted stock grants under our stock option plans.  Based on guidelines stipulated in a study completed by Compensation Strategies, Inc. in October 2013 which analyzed and determined standards for director compensation of companies similar in size, we grant non-management directors options to purchase 100,000 shares upon their initial election to the board, and options to purchase 135,000 shares on an annual basis for serving on the board. Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they may serve.

The table below summarizes the compensation we paid to non-management directors for the fiscal year ended December 31, 2013:

2013 DIRECTOR COMPENSATION

	Option Awards	All Other Compensation
Name	($) (3)	($) (4)	Total ($)

Joseph Savarino (1)	29,740		29,740
Youssef Bennani (1)	29,740	12,000	41,740
Ned Siegel (1,2)	139,340		139,340

(1)
In connection with his annual service on our Board, on November 30, 2013 we granted options to purchase 135,000 shares of our Common Stock at an exercise price of $.30 per share, and with a term of ten years. The options vest 100% on November 30, 2014.

(2)
In connection with his joining our Board, we granted options to purchase 100,000 shares of Common Stock at an exercise price of $1.45 per shere, with a term of ten years. The options vest 33⅓% on each of June 19, 2014, June 19, 2015 and June 19, 2016 .

(3)	The amounts in the “Option Awards” column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718.

(4)	Mr. Bennani earned $12,000 for serving on an Independent Committee during 2013. The Company has not paid this amount as of March 31, 2014.

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

The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of our Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12- month performance period is $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture  of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Board, except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Board, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of Common Stock on the date of grant. As of December 31, 2013, stock options to purchase up to 2,543,150 shares of Common Stock have been awarded under the 2009 Plan, with exercise prices ranging from $0.30 to $6.99 per share, of which 1,235,650 are exercisable. All of these options have a five or ten year term.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013, with respect to the shares of Common Stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,543,150 (1)	$2.37	338,275 (2)
Equity compensation plans not approved by security holders (3)	2,342,846	$.94	-0-
Total	4,885,996	$1.69	338,275

(1)         Consists of options to purchase 2,543,150 shares of our Common Stock granted under our 2009 Incentive Compensation Plan (the “2009 Plan”), with exercise prices ranging from $0.30 to $6.99 per share.

(2)         Remaining shares available as of December 31, 2013 for future issuance under our 2009 Plan (including 181,425 shares that remained available on May 15, 2009 under our 2006 Plan and that are now available for issuance under our 2009 Plan).

  (3)           Consists of warrants issued (1) to investors to purchase 2,042,846 shares of our Common Stock with exercise prices ranging from $.25 to $4.95 per share and (2) to lenders to purchase 300,000 shares of our Common Stock with exercise prices ranging from $4.75 to $4.83.  All outstanding warrants were issued for an initial term of five years.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our Common Stock as of December 31, 2013 by: (a) each current director; (b) each executive officer; (c) all of our current executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our Common Stock.

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)

5% or Greater Stockholders:

Wayne Corona (4)	2,770,676	10.4%
Karen Singer (5)	2,276,607	8.1%
Lloyd I. Miller III (6)	2,276,607	8.1%
John C. Backus and Todd L. Hixon Group(7)	2,070,396	7.7%
Janice & Ralph Marra (8)	2,133,182	8.0%

Executive Officers and Directors:

Lalit Dhadphale (9)	3,663,986	13.6%
Youssef Bennani (10)	175,000	*
Joseph Savarino (11)	158,569	*
Ned L. Siegel (12)	196,876	*
All executive officers and directors as a group - (4persons)	3,997,555	14.7%

* Less than 1.0%

(1)	The address of each officer and director is c/o HealthWarehouse.com, Inc., 7107 Industrial Road, Florence, Kentucky 41042.
(2)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire those shares within 90 days after December 31, 2013, by the exercise of any warrant, stock option, convertible note or other right.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)
Applicable percentages are based on 26,529,091 shares of Common Stock outstanding on December 31, 2013, adjusted as required by rules promulgated by the SEC.    Does not include 422,315 shares of Series B Preferred Stock outstanding on December 31, 2013, which shares are convertible into 3,472,953 shares of Common Stock, based on a conversion factor of 8.22.  The shares of Common Stock and shares underlying convertible preferred stock, and stock options or warrants are deemed outstanding for purposes of computing the percentage of the person holding such convertible preferred stock, convertible notes, and/or stock options or warrants but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Consists of (i) 2,737,644 shares of Common Stock owned by Wayne Corona and (ii) 33,032 shares of commons stock owned by MKW Partners, LLC (“MKW”).  Mr. Corona is the Managing Member of MKW and has sole voting and dispositive power with respect to the shares owned by MKW.  The information contained in this Note 4 is based in part on the information contained in Schedule 13G Amendment No. 1 filed with the SEC by Mr. Corona on July 29, 2013.

(5)
189,796 shares of Series B Preferred Stock convertible into 1,560,123 shares of Common Stock, based on a conversion factor of approximately 8.22.  The securities described above are owned by HWH Lending, LLC, a Delaware limited liability company (“HWH”).  Ms. Singer is the sole trustee of The Singer Children’s Management Trust (the “Trust”).  The Trust is the sole member of HWH.  As the trustee of the Trust, Ms. Singer has sole dispositive and voting power with respect to the securities owned by HWH.  Ms. Singer’s address is 212 Vaccaro Drive, Cresskill, NJ 07626.  The information in this Note 5 is based in part on information contained in the Schedule 13G filed with the SEC by Karen Singer on January 17, 2014.

(6)
189,796 shares of Series B Preferred Stock convertible into 1,560,123 shares of Common Stock, based on a conversion factor approximately 8.22.  The securities described above are owned by Milfam I L.P., a Georgia limited partnership (“Milfam L.P.”)  Milfam LLC, an Ohio limited liability company (“Milfam LLC”) is the general partner of Milfam L.P.  Mr. Miller is the manager of Milfam LLC.  As the manager of Milfam LLC, Mr. Miller has sole dispositive and voting power with respect to the securities owned by Milfam L.P.  Mr. Miller’s address is 222 Lakeview Avenue, Suite 160-365, West Palm Beach, FL 33401.  The information in this Note 6 is based in part on information contained in the Schedule 13D/A Amendment No. 11 filed with the SEC by Lloyd I. Miller, III on January 17, 2014.

(7)
Consists of (i) 1,717,332 shares and warrants to purchase 257,544 shares of Common Stock owned by New Atlantic Venture Fund III, L.P., a Delaware limited partnership (“NAV”), (ii) 63,805 shares and warrants to purchase 9,568 shares of Common Stock owned by New Atlantic Entrepreneur Fund III, L.P., a Delaware limited partnership (“NAE”), and (iii) 19,259 shares and warrants to purchase 2,888 shares of Common Stock owned by NAV Managers Fund, LLC, a Delaware limited liability company (“NAV Managers”).  New Atlantic Fund III, LLC, a Delaware limited liability Company (“NAF”), is the general partner of NAV and NAE.  Each of NAV, NAE and NAV Managers have shared voting and dispositive power over the shares owned by such entity.

John C. Backus is a managing member of NAV, NAE and NAF, and is a member of NAV Managers.  As such, Mr. Backus has shared voting and dispositive power over the 2,070,396 shares owned in total by NAV, NAE and NAV Managers.

Todd L. Hixon is a managing member of NAV, NAE and NAF, and is a member of NAV Managers.  As such, Mr. Hixon has shared voting and dispositive power over the 2,070,396 shares owned in total by NAV, NAE, and NAV Managers.

Scott M. Johnson is a managing member of NAV, NAE and NAF.  As such, Mr. Johnson has shared voting and dispositive power over the 2,048,249 shares owned in total by NAV and NAE.

Thanasis Delistathis is a managing member of NAV, NAE and NAF.  As such, Mr. Delistathis has shared voting and dispositive power over the 2,048,249 shares owned in total by NAV and NAE.

As the general partner of NAV and NAE, NAF has shared voting and dispositive power over the 2,048,249 shares owned in total by NAV and NAE.

The business address for NAV, NAE, NAV Managers, NAF, John C. Backus, Todd C. Hixon, Scott M. Johnson and Thanasis Delistathis is 11911 Freedom Drive, Suite 1080, Reston, VA 20190.

The information in this Note 7 is based in part on the information contained in the Schedule 13D/A Amendment No.  7 filed with the SEC by the John C. Backus and Todd L. Hixon group on  January 17, 2014.

(8)
Consists of (i) 1,939,738 shares, (ii) 18,321 shares of Series B Preferred Stock which is convertible into 150,598 shares, based on a conversion factor of approximately 8.22, and (iii) warrants to purchase 42,846 shares.  Ms. Marra has sole dispositive and voting power with respect to 1,862,049 shares, and shared dispositive and voting power with Ralph Marra with respect to 4,029 shares.  Ralph Marra has sole dispositive and voting power with repect to 446,680 shares, and shared dispositive and voting power with Janice Marra with repect to 4,029 shares.  Excludes 90,000 shares held in Trust for Janice and Ralph Marra’s minor children.  The business address for Ms. And Mr. Marra is 5 Post Road, Rumson, NJ 07760.  The information contained in this Note 8 is based in part on the information contained in Schedule 13G/A Amendment No. 1 filed with the SEC by Ms. And Mr. Marra on February 14, 2014.

(9)
Includes stock options to purchase 500,000 shares of Common Stock.  Does not include stock options to purchase 250,000 shares of Common Stock that are not currently exercisable within 90 days of December 31, 2013.

(10)
Includes stock options to purchase 175,000 shares of Common Stock.  Does not include stock options to purchase 140,000 shares of Common Stock that are not currently exercisable within 90 days of December 31, 2013.

(11)
Includes stock options to purchase 40,000 shares of Common Stock.  Does not include stock options to purchase 140,000 shares of Common Stock that are not currently exercisable within 90 days of December 31, 2013.

(12)	Does not include stock options to purchase 235,000 shares of Common Stock that are not exercisable within 90 days of December 31, 2013.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Beginning July 1, 2013, a director is to be paid $3,000 per month and is entitled to expense reimbursements as compensation for serving on the Company’s Board committees. The director served on an Independent Committee (See Footnote 10 – Litigation) starting in July 2013 and concluding in November 2013.  As a result, the director earned $12,000 during the year ended December 31, 2013.   During 2012, the director provided general, financial and business consulting services.  As a result, the director earned $93,800 related to these services during the year ended December 31, 2012.   During the years ended December 31, 2013 and 2012, the director was paid $0 and $93,800, respectively.

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns approximately 12% of the Company’s Common Stock received advances from the Company in various forms. As of December 31, 2012, the balance of these advances totaled $391,469 including interest, and the outstanding balance of these advances was $156,469. The Company also provided fulfillment services at no charge to a business partly owned by a member of his household. The Company’s Board of Directors determined that not all of these advances were approved in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system. As a result, the Company was not able to monitor the outstanding amount of these advances on a continuous basis. In April 2012, this employee voluntarily resigned from the Company. Principal repayments towards the outstanding advances aggregating $235,000 have been made through December 31, 2013. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. Previously included in accounts receivable, the amount has been reclassified under Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At December 31, 2013 and 2012, the Company estimated the value of the collateral at $9,001 and $18,858, respectively.

From March 2011 to April 2013, a wife of a director served as the agent for the Company's D&O insurance. During years ended December 31, 2013 and 2012, the Company recorded insurance premium expense of $24,329 and $47,930, respectively.

The Company intends to adopt a more robust formal written policy on related party transactions as part of the Board’s plan to remediate the weaknesses in our internal controls and improve the quality of our policies and procedures.  Although formal procedures for the review, approval or ratification of transactions with related persons have not been adopted, the Company adheres to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law The Company’s Audit Committee will review and discuss with management potential transactions with related parties. Related party transactions requiring Audit Committee approval include transactions that are significant in size and transactions that involve terms or aspects that differ from those which would be entered into between independent parties.

In connection with an application submitted for the the creation and support to the Company from the state of Kentucky in 2011, Lalit Dhadphale and Cape Bear Partners LLC received 250,000 options and 250,000 warrants, respectively.  The vesting and exercise of the options and warrants are not probable as the Company is no longer pursuing this support from Kentucky.

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

Director Independence

Our board of directors has determined that Youssef Bennani, Joseph Savarino and Ned Siegel are “independent” within the meaning of Rule 5605(a)(2) of the National Association of Securities Dealers’ Marketplace Rules of the Nasdaq Stock Market (the “NASDAQ Rules”), and that they are also “independent” for purposes of Rule 10A-3 of the Exchange Act. Lalit Dhadphal is not “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ Rules.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by the Company’s principal accountant.  Marcum LLP, for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2013, and  2012, and fees billed for other services rendered by our principal accountants during those periods.

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Audit Fees (1)	$115,930	$218,884
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-

                               -                                           -

(1)           Audit fees were principally for audit work performed on our annual financial statements and review of our interim financial statements.

(2)           There were no “audit-related services” during the period.

(3)           There were no “tax services” during the period.

(4)           There were no “other services” during the period.

During the years ended December 31, 2013 and 2012, the Audit Committee met to review and approve the filing of Forms 10-K and 10-Q. All audit and non-audit services were pre-approved by the Board of Directors.

Item 15.      Exhibits, Financial Statement Schedules.

(a)           Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

2.2	Asset Purchase Agreement, dated February 14, 2011, among Hocks Acquisition Corporation, and Hocks Pharmacy, Inc. and its shareholders. (10)

2.3	Merger Agreement dated February 14, 2011, among HealthWarehouse.com, Inc., Hocks Acquisition Corporation, Hocks Pharmacy, Inc. and its shareholders, and Hocks.com, Inc. (10)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008. (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008. (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009. (5)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 16, 2010. (8)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law. (9)

3.7	Amended and Restated By-Laws of the Company. (9)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law, filed on October 17, 2011. (15)

4.1	Warrant to Purchase 156,250 Shares of the Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and Issued to HWH Lending, LLC, as Lender. (11)

4.2	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to HWH Lending, LLC as Lender. (11)

4.3	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (11)

4.4	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (11)

4.5	Form of Common Stock Purchase Warrant. (9)

4.6	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of Milfam I L.P. (9)

4.7	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of HWH Lending, LLC. (9)

Exhibit No.	Description

4.8	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of HWH Lending, LLC. (14)

4.9	Warrant to Purchase 250,000 Shares of the Common Stock of HealthWarehouse.com, Inc., dated September 2, 2011 and Issued to HWH Lending, LLC. (14)

4.10	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of Milfam I, L.P. (14)

4.11	Warrant to Purchase 250,000 shares of the Common Stock of Healthwarehouse.com, Inc. dated September 2, 2011 and issued to Milfam I, L.P. (14)

4.12	Form of Common Stock Purchase Warrant. (15)

4.13	Promissory Note dated March 28, 2013 in the amount of $500,000 payable by the Company to the order of Melrose Capital Advisors, LLC. (16)

4.14	Warrant to Purchase 750,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 18, 2013 and issued to Melrose Capital Advisors, LLC. (16)

10.1	2009 Incentive Compensation Plan. (6) +

10.2	Form of Stock Option Agreements under 2009 Incentive Compensation Plan. (7) +

10.3	Securities Purchase Agreement dated November 8, 2010. (9)

10.4	Loan and Security Agreement dated November 8, 2010 among HealthWarehouse.com, Inc. and Hwareh.com, Inc., as Borrowers, and HWH Lending, LLC and Milfam I L.P. as Lenders. (9)

10.5	Securities Purchase Agreement dated August 3, 2011. (12)

10.6	Investor Rights Agreement dated August 3, 2011. (12)

10.7	Indemnification Agreement dated August 3, 2011. (12)

10.8	Lease agreement dated June15, 2011 between the Company and the landlord for 7107 Industrial Road Florence, Kentucky. (13)

10.9	Loan and Security Agreement dated September 2, 2011 among HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Borrowers, and HWH Lending LLC, and Milfam I, L.P., as Lenders. (14)

10.10	Stock Purchase Agreement dated September 2, 2011 between the Company and Rock Castle Holdings, LLC. (14)

10.11	Securities Purchase Agreement dated October 17, 2011. (15)

10.12	Amendment No. 1 to Investor Rights Agreement dated October 17, 2011. (15)

10.13	Form of Subscription Agreement for Common Stock. (15)

10.14	Security Agreement dated March 28, 2013 between HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Debtors, and Melrose Capital Advisors, Inc. as secured party. (16)

10.15	Amended and Restated Promissory Note dated September 30, 2013 in the amount of $600,000 payable by the Company to the order of Melrose Capital Advisors, LLC

10.16	Warrant to Purchase 150,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated September 30, 2013 and issued to Melrose Capital Advisors, LLC.

10.17	Security Agreement dated September 30, 2013 between Pagosa Health LLC, as Debtor, and Melrose Capital Advisors, Inc. as secured party.

Exhibit No.	Description

10.18	Promissory Note dated October 30, 2013 in the amount of $100,000 payable by the Company to the order of Steven Deixler

10.19	Warrant to Purchase 150,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated October 30, 2013 and issued to Steven Deixler.

10.20	Subordination Agreement dated October 30, 2013 among Melrose Capital Advisors, LLC, the Company and Steven Deixler

10.21	Amended and Restated Promissory Note dated March 28, 2014 in the amount of $700,000 payable by the Company to the order of Melrose Capital Advisors, LLC

10.22	Warrant to Purchase 150,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 28, 2014 and issued to Melrose Capital Advisors, LLC.

21.1	Subsidiaries of the Registrant. *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Dcoument *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *                 Filed herewith.

       +                 Denotes Management Compensatory Plan or Contract.

1	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2009.

2	Incorporated by reference to the Company’s Annual Report on Form 10-K SB filed on March 29, 2006.

3	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2009.

4	Incorporated by reference to the Company’s Annual Report Amendment on Form 10-KA filed on May 14, 2009.

5	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2009.

6	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on May 26, 2009.

7	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2010.

8	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2010.

9	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2010.

10	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2011.

11	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011.

12	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2011.

13	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.

14	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 6, 2011.

15	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 20, 2011.

16	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2014	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lalit Dhadphale	President, Chief Executive Officer	April 14, 2014
Lalit Dhadphale	and Director

/s/ Lalit Dhadphale	Principal Financial and Accounting Officer	April 14, 2014
Lalit Dhadphale

/s/ Youssef Bennani	Director	April 14, 2014
Youssef Bennani

/s/ Joseph Savarino	Director	April 14, 2014
Joseph Savarino

/s/ Ambassador Ned L. Siegel	Director	April 14, 2014
Ambassador Ned L. Siegel

Healthwarehouse.com, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended December 31, 2013 and 2012

Page(s)

Report of Independent Registered Public Accounting Firm	47

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 and 2012	48

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012	49

Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2013 and 2012	50 - 51

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	52 - 53

Notes to Consolidated Financial Statements	54 - 73

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders of
Healthwarehouse.com, Inc.

We have audited the accompanying consolidated balance sheets of Healthwarehouse.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthwarehouse.com, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/   Marcum LLP
       Marcum LLP

New York, NY
April 14, 2014

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

Assets

Current assets:
Cash	$67,744	$-
Restricted cash	-	850,002
Accounts receivable, net	307,211	89,853
Inventories	277,300	395,584
Prepaid expenses and other current assets	59,143	52,292
Total current assets	711,398	1,387,731
Property and equipment, net	624,634	768,021
Web development costs, net	83,780	-
Total assets	$1,419,812	$2,155,752

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$3,310,000	$2,973,774
Accounts payable – related parties	83,691	147,933
Accrued expenses and other current liabilities	621,052	1,891,436
Deferred revenue	95,792	-
Current portion of equipment lease payable	56,323	49,122
Convertible notes	-	1,000,000
Notes payable and other advances, net of debt discount of $44,363 as of December 31, 2012		1,955,637
Note payable and other advances – related parties	78,095	765,000
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
December 31, 2013 and December 31, 2012 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	5,244,953	9,782,902

Long term liabilities:
Notes payable and other advances, net of debt discount of $269,998 as of December 31, 2013	430,002	-
Long term portion of equipment lease payable	109,964	166,286
Total long term liabilities	539,966	166,286
Total liabilities	5,784,919	9,949,188

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of December 31, 2013 and December 31, 2012 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 422,315 and 394,685 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively (aggregate
liquidation preference of $4,270,257 and $3,990,877 as of December 31, 2013	422	395
and December 31, 2012, respectively)
Common stock – par value $0.001 per share; authorized 50,000,000 shares; 27,708,303 and 13,030,397 shares issued and 26,529,091 and 11,851,185 shares outstanding as of December 31, 2013
and December 31, 2012, respectively	27,708	13,031
Additional paid-in capital	27,166,147	16,460,385
Employee advances	(9,001)	(18,858)
Treasury stock, at cost, 1,179,212 shares as of December 31, 2013 and December 31, 2012	(3,419,715)	(3,419,715)
Accumulated deficit	(28,130,668)	(20,828,674)
Total stockholders’ deficiency	(4,365,107)	(7,793,436)
Total liabilities and stockholders’ deficiency	$1,419,812	$2,155,752

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2013	2012

Net sales	$10,233,112	$11,081,429

Cost of sales	5,111,737	5,913,977

Gross profit	5,121,375	5,167,452

Operating expenses:

Selling, general and administrative expenses	7,554,954	9,261,523
Impairment of intangible assets	-	396,298
Total Operating Expenses	7,554,954	9,657,821

Loss from operations	(2,433,579)	(4,490,369)

Other income (expense):
Loss on extinguishment of debt	(2,792,900)	-
Interest income	-	6,103
Other income	-	5,372
Interest expense	(263,413)	(1,095,881)
Total other expense	(3,056,313)	(1,084,406)

Net loss	(5,489,892)	(5,574,775)

Preferred stock:
Series B convertible contractual dividends	(279,380)	(261,084)
Series B convertible deemed dividends	(1,532,722)	-
Series C redeemable deemed dividends	-	(433,606)

Net loss attributable to common stockholders	$(7,301,994)	$(6,269,465)

Per share data:
Net loss – basic and diluted	$(0.23)	$(0.51)
Series B convertible contractual dividends	(0.01)	(0.02)
Series B convertible deemed dividends	(0.07)	-
Series C redeemable deemed dividends	-	(0.04)

Net loss attributable to common stockholders - basic and diluted	$(0.31)	$(0.57)

Weighted average number of common shares outstanding - basic and diluted	23,401,575	11,003,595

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

	Convertible
	Series B									Total
	Preferred Stock		Common Stock		Additional	Employee	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2011	368,862	$369	11,283,830	$11,284	$15,110,343	$-	1,179,212	$(3,419,715)	$(14,559,209)	$(2,856,928)

Stock-based compensation	-	-	-	-	556,148	-	-	-	-	556,148

Issuance of Series B preferred stock as
payment-in-kind for dividend	25,823	26	-	-	243,975	-	-	-	-	244,001

Cashless exercise of warrants into
common stock	-	-	1,465,578	1,466	(1,466)	-	-	-	-	-

Exercise of stock options into common
stock	-	-	8,332	8	26,654	-	-	-	-	26,662

Reclassification of employee advances
partially collateralized by common
stock (see note )	-	-	-	-	-	(156,468)	-	-	-	(156,468)

Provision to establish reserve against
employee advances	-	-	-	-	-	137,610	-	-	-	137,610

Contractual dividends on Series B convertible
preferred stock	-	-	-	-	-	-	-	-	(261,084)	(261,084)

Deemed dividends on redeemable Series
C preferred stock	-	-	-	-	-	-	-	-	(433,606)	(433,606)

Issuance of common stock and warrants
for cash	-	-	116,670	117	524,887	-	-	-	-	525,004

Cashless exercise of stock options into
common stock	-	-	155,987	156	(156)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	(5,574,775)	(5,574,775)

Balances, December 31, 2012	394,685	$395	13,030,397	$13,031	$16,460,385	$(18,858)	1,179,212	$(3,419,715)	$(20,828,674)	$(7,793,436)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013

	Convertible
	Series B									Total
	Preferred Stock		Common Stock		Additional	Employee	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2012	394,685	$395	13,030,397	$13,031	$16,460,385	$(18,858)	1,179,212	$(3,419,715)	$(20,828,674)	$(7,793,436)

Stock-based compensation	-	-	-	-	558,286	-	-	-	-	558,286

Warrants issued to 2012 private
placement investors	-	-	-	-	487,200	-	-	-	-	487,200

Issuance of Series B preferred stock as
payment-in-kind for dividend	27,630	27	-	-	261,057	-	-	-	-	261,084

Cashless exercise of warrants into
common stock	-	-	10,342,931	10,342	(10,342)	-	-	-	-	-

Contractual dividends on Series B convertible
preferred stock	-	-	-	-	-	-	-	-	(279,380)	(279,380)

Beneficial conversion feature and deemed
dividend on Series B convertible preferred
stock	-	-	-	-	1,532,722	-	-	-	(1,532,722)	-

Warrants issued as debt discount in
connection with notes payable	-	-	-	-	403,300	-	-	-	-	403,300

Conversion of notes and accounts payable
into common stock and warrants	-	-	833,000	833	3,625,067	-	-	-	-	3,625,900

Issuance of common stock and warrants
for cash	-	-	3,501,975	3,502	3,498,473	-	-	-	-	3,501,975

Imputed value of services contributed	-	-	-	-	350,000	-	-	-	-	350,000

Change in fair value of collateral securing
employee advances	-	-	-	-	-	9,857	-	-	-	9,857

Net loss	-	-	-	-	-	-	-	-	(5,489,892)	(5,489,892)

Balances, December 31, 2013	422,315	$422	27,708,303	$27,708	$27,166,147	$(9,001)	1,179,212	$(3,419,715)	$(28,130,668)	$(4,365,107)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(5,489,892)	$(5,574,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	44,535	24,236
Provision for employee advance reserve	9,857	137,610
Depreciation and amortization	158,029	353,045
Stock-based compensation	558,286	556,148
Warrants issued to 2012 private placement investors	487,200	-
Loss on extinguishment of notes and accounts payable	2,792,900	-
Imputed value of services contributed	350,000	-
Amortization of debt discount	177,665	807,766
Impairment of intangible assets	-	396,298
Changes in operating assets and liabilities:
Accounts receivable	(261,894)	106,537
Inventories - finished goods	118,284	158,313
Prepaid expenses and other current assets	(6,851)	4,688
Accounts payable – trade	336,226	1,447,180
Accounts payable – related parties	57,758	133,724
Accrued expenses and other current liabilities	(452,676)	501,319
Deferred revenue	95,792	-
Net cash used in operating activities	(1,024,781)	(947,911)

Cash flows from investing activities
Change in restricted cash	850,002	(850,002)
Changes in employee advances	-	139,739
Website development costs	(98,423)	-
Net cash provided by (used in) investing activities	751,579	(710,263)

Cash flows from financing activities
Principal payments on equipment leases payable	(49,122)	(54,722)
Proceeds from exercise of common stock options	-	26,662
Proceeds from issuance of notes payable	700,000	-
Repayment of notes payable	(2,000,000)	-
Repayment of notes payable - related party	(4,000)
Repayment of convertible notes payable	(1,000,000)	-
Proceeds from the sale of common stock [1]	2,651,973	525,004
Proceeds from offering prior to reaching minimum offering amount	-	850,002
Proceeds from notes payable and other advances – related parties	56,000	605,000
Repayment of notes payable and other advances – related parties	(13,905)	(293,812)
Net cash provided by financing activities	340,946	1,658,134

Net increase in cash	67,744	(40)

Cash - beginning of period	-	40

Cash - end of period	$67,744	$-

[1] - Amount for 2012 excludes $850,002 of cash received during 2012 but closed on during the year ending December 31, 2013

Cash paid for:
Interest	$433,792	$37,017
Taxes	$924	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Twelve Months Ended
	December 31,
	2013	2012

Non-cash investing and financing activities:

Issuance of Series B preferred stock for settlement of accrued dividends	$261,084	$244,001
Cashless exercise of warrants into common stock	$10,342	$1,466
Cashless exercise of options into common stock	$-	$156
Warrants issued as debt discount in connection with notes payable	$403,300	$-
Accrual of contractual dividends on Series B convertible preferred stock	$279,380	$261,084
Deemed dividends on Series B convertible preferred stock	$1,532,722	$-
Reclassification of accounts payable - trade to equipment lease payable	$-	$257,583
Deemed dividend – redeemable Series C preferred stock	$-	$433,606
Common stock and warrants issued in exchange of notes and accounts payable	$3,625,900	$-
Conversion of accounts payable to notes payable - related party	$40,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation

HealthWarehouse.com, Inc., a Delaware company incorporated in 1998, (the “Company”) is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC medical products. The Company is presently licensed as a mail-order pharmacy for sales to 50 states in the United States and the District of Columbia.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of December 31, 2013, the Company had a working capital deficiency of $4,533,555 and an accumulated deficit of $28,130,668. During the years ended December 31, 2013 and 2012, the Company incurred net losses of $5,489,892 and $5,574,775, respectively and used cash in operating activities of $1,024,781 and $947,911, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to December 31, 2013, the Company (a) raised an additional $100,000 in debt financing and (b) continues to incur net losses, use cash in operating activities and experience cash and working capital constraints. See Note 14.

On February 13, 2013, the Company received a Notice of Redemption related to its Series C Redeemable Preferred Stock aggregating $1,000,000 (see Note 9). As a result of receiving the Notice of Redemption, the Company must now apply all of its assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (the Company is not permitted to utilize toward the redemption those assets required to pay its debts as they come due and those assets required to continue as a going concern).

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

On June 4, 2013, the Company formed a wholly-owned subsidiary called Pagosa Health LLC (“Pagosa”) (see Note 14). The consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., Hocks.com, Inc., ION Holding NV, ION Belgium NV and Pagosa, its wholly-owned subsidiaries. ION Holding NV and ION Belgium NV are inactive subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013 and 2012, the Company does not have any cash equivalents.  As of December 31, 2012, accounts payable included approximately $106,000 of checks that had been issued but had not cleared the bank.

Restricted Cash

Restricted cash represents cash received from accredited investors in connection with an ongoing equity offering which was being held in a bank escrow account until the offerings’ minimum dollar threshold was met.

Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $250,828 and $106,292 as of December 31, 2013 and 2012, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is sent.  If the financial conditions of customers were to materially deteriorate or the nature of the business was to change from prepayment to post payment an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Inventories

Inventories consists of finished goods and is stated at the lower of cost (using the first-in, first-out method) or market.  As part of the valuation process, inventory reserves are established to state excess and slow-moving inventory at their estimated net realizable value. The valuation process for excess or slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business.  Inventory reserves are periodically reviewed, reflecting current risks, trends and changes in industry conditions.  When preparing these estimates, management considers historical results, inventory levels and current operating trends.  In the event the estimates differ from actual results, inventory-related reserves may be adjusted and could materially impact the results of operations.

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

During 2012, the operations within the Company’s Hocks division experienced a significant and sustained decline indicating that the carrying amount of the intangible assets recorded in connection with the acquisition of Hocks would not be recoverable.  As a result, the Company recorded an impairment of $396,298 during the year ended December 31, 2012.

Website Development Costs

The Company applies the guidance enumerated in Accounting Standards Codification (“ASC”) 350-50, “Intangibles – Website Development Costs,” when capitalizing costs associated with the development of the Company’s website. During the year ended December 31, 2013, the Company capitalized $98,423 of website development costs. The Company is amortizing the website development costs on a three year straight-line basis and incurred amortization expense of $14,643. As of December 31, 2013, website development costs totaled $83,780.  Estimated amortization expense related to website development costs is $32,810 in 2014 and 2015 and $18,160 in 2016.

Shipping and Handling Costs

The Company policy is to provide free standard shipping and handling for most orders shipped during the year. Shipping and handling costs incurred are recognized in selling, general and administrative expenses. Such amounts aggregated $775,083 and $1,178,471 for the years ended December 31, 2013 and 2012 respectively.

In certain circumstances shipping and handling costs are charged to the customer and recognized in revenues. The amounts recognized in revenues for the years ended December 31, 2013 and 2012 were $254,067 and $396,668, respectively.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2013 and 2012. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized during the years ended December 31, 2013 and 2012.

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

Revenue Recognition

Revenues for the sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is reasonably assured. The Company defers revenue when cash has been received from the customer but delivery has not yet occurred.  Such amounts are reflected as deferred revenues in the accompanying  consolidated financial statements.

 Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2013 and 2012 was $1,867 and $587,346, respectively.

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

	December 31,
	2013	2012

Options	2,543,150	2,183,899
Warrants	2,342,846	562,846
Series B Convertible Preferred Stock	3,472,953	1,973,425
Convertible Promissory Notes	-	613,265
Total potentially dilutive shares	8,358,949	5,333,435

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

The Company evaluated its free standing warrants to purchase Common Stock to assess their proper classification in the balance sheet as of December 31, 2013 and 2012 using the applicable classification criteria enumerated under GAAP and determined that the Common Stock purchase warrants contain fixed settlement provisions.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU addresses the requirements regarding the financial statement presentation of an unrecognized tax benefit within Accounting Standards Codification ("ASC") Topic 740 for the purpose of providing consistency between the financial reporting of U.S. GAAP entities. Generally, this ASU provides guidance for the preparation of financial statements and disclosures when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  This ASU is effective for periods beginning after December 15, 2013 and is not expected to have any impact on the Company’s  consolidated financial statements or disclosures.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2013	2012	Useful Life

Computer Software	$230,299	$230,299	5 years
Equipment	544,108	544,108	15 years
Office Furniture and Equipment	95,754	95,754	7 years
Computer Hardware	27,746	27,746	5 years
Leasehold Improvements	303,318	303,318	(a)
Total	1,201,225	1,201,225
Less: accumulated depreciation	(576,591)	(433,204)
Property and Equipment, Net	$624,634	$768,021

(a) Lesser of useful life or initial term of lease

Depreciation expense for the above assets for the years ended December 31, 2013 and 2012 was $143,387 and $146,801, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2013	2012

Deferred Rent	$46,254	$39,100
Advertising	75,000	75,000
Salaries and Benefits	132,048	166,118
Professional Fees	-	81,872
Customer Payables	39,618	-
Dividend Payable	279,380	261,084
Accrued Interest	45,616	410,101
Due to investors (1)	-	850,002
Other	3,137	8,159
Total	$621,052	$1,891,436

(1) - Proceeds received from investors in advance of equity offering closing.

6. Convertible Notes Payable

On December 31, 2012, the Company failed to make required payments aggregating $1,000,000 in principal and approximately $158,000 of accrued interest due on a certain convertible note agreement dated November 8, 2010.  On February 1, 2013, the Company repaid the outstanding principal balance of $1,000,000 of the convertible notes plus outstanding accrued interest of $163,861. The convertible notes bore interest at a rate of 7% per annum compounded annually and were due on December 31, 2012. The Company recorded amortization of debt discount associated with convertible notes payable of $275,388 for the year ended December 31, 2012 using the effective interest method. As of December 31, 2012, the debt discount had been fully amortized.

7. Notes Payable

On January 15, 2013, the Company failed to make required payments aggregating $2,000,000 in principal and approximately $193,000 of accrued interest due on certain note agreements dated September 2, 2011.  Accordingly, the Company was in default of its obligations under the loan documents.   On February 1, 2013, the Company repaid the notes with an outstanding principal balance of $2,000,000 plus outstanding accrued interest of $199,260. The Company recorded amortization of debt discount associated with the notes payable of $44,363 and $532,378 for the years ended December 31, 2013 and 2012, respectively, using the effective interest method.  As of December 31, 2012, $44,363 of the debt discount associated with the notes was unamortized.

On March 28, 2013, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed $500,000 from the Lender (the “Loan”). The Loan is evidenced by a promissory note (the “March Note”).  On October 15, 2013, the Company received an additional $100,000 from the Lender and executed an Amended and Restated Promissory Note (the “September Note”) with a face value of $600,000, effective September 30, 2013, which supersedes the March Note.  The September note bears interest on the unpaid principal balance of the September Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (as of December 31, 2013, the Prime Rate was 3.25% per annum).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on May 1, 2013. The principal amount and all unpaid accrued interest on the September Note is payable on March 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.   See Note 14 for subsequent events.

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

The September Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”) for the calendar quarters and years ended between December 31, 2013 and 2014, inclusive. In addition, the September Note extended the deadline for providing the March 31, 2013 and June 30, 2013 quarterly financial statements and financial covenant certifications from 45 days after quarter end to October 31, 2013. The remainder of the material September Note terms are unchanged from the March Note, including the March 1, 2015 maturity date.  On March 30, 2014, the Lender executed documents waiving violations of certain historical EBITDAS debt covenants as of December 31, 2013.  On November 25, 2013, the Lender executed a document waiving the Company’s non-compliance with the deadline to deliver September 30, 2013 financial statements.  In addition, the Lender did not exercise the Default Rate provision.

In consideration of the Loan and entering into the March Note, the Company granted the Lender a five-year warrant to purchase 750,000 shares of Common Stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $315,300 which was setup as debt discount and is being amortized using the effective interest method over the term of the Loan.  The Company amortized $121,200 of the debt discount as interest expense during the year ended December 31, 2013 and $194,100 remained unamortized as of December 31, 2013.  Including the value of the warrant, the March Note had an effective interest rate of 40% per annum.

 In consideration of the Lender providing additional funds and entering into the September Note, the Company granted the Lender a five-year warrant to purchase 150,000 shares of Common Stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $51,200 which was set up as debt discount and will be amortized using the effective interest method over the term of the September Note. The Company amortized $9,035 of the debt discount as interest expense during the year ended December 31, 2013 and $42,165 remained unamortized as of December 31, 2013.  Including the value of warrants issued in connection with the March Note and September Note, the September Note had an effective interest rate of 41% per annum.

On March 13, 2013, the Company converted an advance from a related party of $40,000 to a notes payable with a maturity date of December 31, 2013.  The principal balance of the note is due at maturity, with no interest.  The Company is in discussions with the related party to extend the maturity date.  Imputed interest expense on this note was de minimis.

On August 15, 2013, a related party advanced $56,000 to the Company. Subsequently, $7,000 of that advance was repaid to the related party and the Company issued a promissory note for the principal balance of $49,000 (the “Original Note”). The Original Note bears interest at a rate of 10% per annum. The Original Note had a maturity date of November 7, 2013. Through November 21, 2013, the Company repaid $6,905 of the principal of the Original Note and a replacement note was issued for the remaining principal balance of $42,095 (the “Replacement Note”). The Replacement Note waives any existing default under the Original Note and has a maturity date of May 31, 2014. All other terms of the Replacement Note and Original Note are the same.  Interest expense on this note was $1,366 during the year ended December 31, 2013.

On October 30, 2013, the Company issued a note payable with a principal amount of $100,000 to a lender. The note bears interest on the unpaid principal balance until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (as of  December 31, 2013, the Prime Rate was 3.25% per annum). Under the terms of the note, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on December 1, 2013. The principal amount and all unpaid accrued interest is payable on November 1, 2015 but the Company’s obligations are unsecured and are subordinate to its obligations pursuant to the September Note described above. The Loan may be prepaid in whole or in part at any time by the Company without penalty. In consideration of the note payable, the Company issued to the lender a five-year warrant to purchase 150,000 shares of Common Stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $36,800 that the Company has set up as debt discount which will be amortized using the effective interest method over the term of the October Note. The Company amortized $3,067 of the debt discount as interest expense during the year ended December 31, 2013 and $33,733 remained unamortized as of December 31, 2013.  Including the value of the warrant, the note had an effective interest rate of 26% per annum

The Company recorded amortization of debt discount associated with notes payable of $177,665 and $807,766 for the years ended December 31, 2013 and 2012, respectively, using the effective interest method.

See Note 9 – Stockholders’ Deficiency – Common Stock for details regarding the conversion of outstanding notes payable – related parties into Common Stock and warrants.

8. Equipment Lease Payable

In January 2012, the Company renegotiated the terms of a payable relating to certain equipment into a lease agreement for the same equipment.  The lease term is five years with a principal amount of $257,583 and an effective interest rate of 14.7% per annum.

Future minimum lease payments, by year and in the aggregate, under equipment leases, which includes capital leases, as of December 31, 2013, are as follows:

For year ending December 31,	Lease payments

2014	$76,728

2015	75,807

2016	48,695

Total	$201,230

Less: amount representing interest	(34,943)

Present value of future lease payments	$166,287
Less: Current portion	(56,323)

Long term portion	$109,964

As of December 31, 2013, the equipment has a gross and net book value of $305,641 and $261,097, respectively. Depreciation of assets held under capital leases in the amount of $20,376 is included in depreciation expense for both years ended December 31, 2013 and 2012.

9. Stockholders’ Deficiency

The Company is authorized to issue up to 50,000,000 shares of Common Stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

Common Stock

During the year ended December 31, 2012, the Company sold an aggregate of 116,670 shares of its Common Stock to investors, for aggregate net proceeds of $525,004.

During the year ended December 31, 2013, pursuant to a private placement offering of units that commenced on October 4, 2012 (the “Private Placement”), the Company received an aggregate of $3,501,975 of proceeds related to the sale of 3,501,975 units at a price of $1.00 per unit. The aggregate amount includes $500,000, which was received from an officer, and $850,002, which was received during the fourth quarter of 2012 and classified as restricted cash as of December 31, 2012. Each unit consists of (i) one share of the Company’s Common Stock and (ii) a five-year warrant to purchase three shares of the Company’s Common Stock at an exercise price of $0.25 per share, such that warrants to purchase an aggregate of 10,505,925 shares of Common Stock were issued. Substantially all of the proceeds from the sale of the units were used by the Company to satisfy all of its obligations under the convertible notes and notes (see Notes 6 and 7). In connection with the Private Placement, an officer has entered into repurchase agreements with certain purchasers of units, pursuant to which he has agreed to repurchase, subject to certain conditions, one-half of these holder’s units at a purchase price of $1.00 per unit if the closing price of the Common Stock is less than $0.25 on five consecutive trading days at any time within one year of February 1, 2013. Cape Bear, which holds a substantial equity position in the Company, also entered into repurchase agreements with certain purchasers, other than the officer, that are substantially similar to the officer’s agreements, except that Cape Bear’s obligations are secured by a lien over certain real estate.

On March 13, 2013, the Company exchanged $761,000 of notes payable and other advances – related parties and $72,000 of accounts payable to two related parties into an aggregate of 833,000 units at a price of $1.00 per unit. Each unit consists of (i) one share of the Company’s Common Stock, and (ii) a five-year warrant to purchase two and three-quarters shares of the Company’s Common Stock at an exercise price of $0.25 per share (such that warrants to purchase an aggregate of 2,290,750 shares of Common Stock were issued). The $3,625,900 aggregate fair value of the securities issued ($2,639,700 related to the warrants and $986,200 related to the Common Stock) was credited to equity at conversion. The Company recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the securities issued as compared to the carrying value of the liabilities.

Preferred Stock

Series A Preferred Stock

The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-voting, has a liquidation preference equal to its purchase price, and does not pay dividends. The holders can call for the conversion of the Series A Preferred Stock at any time and are entitled to half a share of the Company’s Common Stock for each share of Series A Preferred Stock converted. As of December 31, 2013, 44,443 shares of Series A Preferred Stock are available to be issued. There is no Series A Preferred Stock outstanding as of December 31, 2013 or 2012.

Series B Preferred Stock

The Company has designated 625,000 of the 1,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock has voting rights equal to one vote for each common share equivalent, has a liquidation preference equal to its purchase price, and receives preferred dividends equal to 7% of all outstanding shares in either cash or payment-in-kind. The holders can call for the conversion of the Series B Preferred Stock at any time and are entitled to five shares of the Company’s Common Stock for each share of Series B Preferred Stock converted. In addition, the Series B Preferred Stock is subject to weighted average anti-dilution protection whereby if shares of Common Stock are sold below the current conversion price, the conversion price is reduced pursuant to a pre-defined formula. As of December 31, 2013 and 2012, Series B holders were entitled to convert into 8.22 and 5.00 shares, respectively, of the Company’s Common Stock for each share of Series B Preferred Stock due to the anti-dilution provision. The anti-dilution provision represents a contingent beneficial conversion feature.  As of December 31, 2013, an incremental 1,359,854 shares of Common Stock are issuable at conversion of the Series B Convertible Preferred Stock as compared to the original terms.   Using the commitment date Common Stock price in effect, the commitment date value of the incremental shares is $3,432,272. However, recognition of beneficial conversion features is limited to the aggregate gross proceeds allocated to the preferred stock of $3,199,689 (422,315 shares of Series B Convertible Preferred Stock times $9.45 per share less the proceeds allocated to the warrants of $791,188) less the $1,666,967 beneficial conversion feature already recognized on the original 365,265 shares of Series B Preferred Stock (prior to the issuance of additional shares as payment-in-kind in lieu of cash dividends).  Due to these limitations, a beneficial conversion feature of $1,532,722 was recorded for the year ended December 31, 2013.

As of December 31, 2013 and 2012, the Company had accrued contractual dividends of $279,380 and $261,084, respectively, related to the Series B Preferred Stock. On January 1, 2014, 2013 and 2012, the Company issued 29,564, 27,630 and 25,823 shares of Series B convertible preferred stock valued at $279,380, $261,084 and $244,001, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock owners as payment in kind for dividends.

Series C Preferred Stock

On October 17, 2011, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware fixing the rights, preferences and restrictions of a newly formed class of Series C Preferred Stock. The Certificate of Designation designates 10,000 shares of the Company's preferred stock as Series C Preferred Stock to be issued at an original issue price of $100 per share. The Series C Preferred Stock has voting rights equal to one vote for each share held, has a liquidation preference equal to its purchase price, and has certain redemption rights available at the option of the holder. The holder can make a mandatory redemption request at any time on or after the earliest of (i) January 15, 2013, (ii) any date prior to January 15, 2013 on which the Convertible Notes are declared by the holders thereof to be, or automatically become, due and payable on an event of default, acceleration event or otherwise, (iii) immediately prior to an Asset Transfer or Acquisition, or (iv) the date on which the Convertible Notes are no longer outstanding. The Series C Preferred Stock is non- convertible and does not pay dividends.

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

On February 13, 2013, the Company received a Notice of Redemption of Series C Preferred Stock. As a result of the Convertible Notes coming due and not being paid on December 31, 2012, the Company accelerated the accretion rate of the deemed dividend on the Redeemable Preferred Stock – Series C and reclassified the Redeemable Preferred Stock – Series C from temporary equity to current liabilities. The Company recorded Series C deemed dividends of $433,606 during the year ended December 31, 2012. As of December 31, 2012, the discount associated with the Series C Preferred Stock was fully amortized.

Incentive Compensation / Stock Option Plans

The 2009 Incentive Compensation Plan (the “2009 Plan”) was approved on May 15, 2009 and June 4, 2009, and the increase in the total number of shares of Common Stock issuable pursuant to the 2009 Plan to 2,881,425 was approved on October 4, 2010 and September 20, 2011 by the Board of Directors and Stockholders, respectively.

The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is an aggregate value of $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is an aggregate value of $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the board of directors or committee of the Company’s board of directors designated to administer the 2009 Plan (the “Committee”), except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of Common Stock on the date of grant.

Stock Options

Grants

During the year ended December 31, 2013, the Company granted options to purchase an aggregate of 935,500 shares of Common Stock to certain employees and directors. These options vest over a one year or three year period, have a term of 10 years, and contain an exercise price between $.30 and $1.60  per share. The options were granted under a previously approved plan and had an aggregate grant date fair value of $624,645.

During the year ended December 31, 2012, the Company granted options to purchase an aggregate of 416,000 shares of Common Stock to certain employees and directors. These options vest over a three year period, have a term of 10 years, and contain an exercise price between $4.95 and $6.99 per share. The options were granted under a previously approved plan and had an aggregate grant date fair value of $1,674,903.

On March 30, 2012, the Company granted four Directors options to purchase an aggregate of 60,000 shares of Common Stock under the 2009 Plan with an exercise price of $6.99 per share for an aggregate grant date value of $315,926.  The options vest over a three year period and have a term of ten years.

On March 30, 2012, the Company granted options to employees to purchase an aggregate of 30,000 shares of Common Stock under the 2009 Plan with an exercise price of $6.99. The options have an aggregate grant date value of $157,963, vest over a three year period and have a term of ten years.

On October 15, 2012, the Company granted employees options to purchase an aggregate of 76,000 shares of Common Stock under the 2009 Plan at an exercise price of $4.95 per share for an aggregate grant date value of $279,991.  The options vest over a three year period and have a term of ten years.

On October 15, 2012, the Company granted an option to an officer of the Company to purchase 250,000 shares of Common Stock under the 2009 Plan at an exercise price of $4.95 per share for an aggregate grant date value of $921,023.  The options vest over a three year period and have a term of ten years.

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

On October 30, 2013, the Company granted options to directors to purchase 405,000 shares of Common Stock under the 2009 Plan at an exercise price of $0.30 per share for a grant date value of $89,220.  The options vest over a one year period and has a term of ten years.

On December 23, 2013, the Company granted options to employees to purchase an aggregate of 100,000 shares of Common Stock under the 2009 Plan at an exercise price of $0.53 per share for an aggregate grant date value of $30,783. The options vest over a three year period and have a term of ten years.

Exercises

On January 6, 2012, a former officer was issued 92,858 shares of Common Stock pursuant to a cashless exercise of a stock option to purchase 105,450 shares of Common Stock with an exercise price of $.80 per share.

On May 4, 2012, the Company received $26,662 in proceeds from the exercise of options to purchase 4.166 shares of Common Stock at $2.80 per share and 4,166 shares of Common Stock at $3.60 per share.

On November 12, 2012, a former officer was issued 63,129 shares of Common Stock pursuant to a cashless exercise of a stock option to purchase 17,575 shares of Common Stock (14,676 net shares) at an exercise price of $0.80 per share and a stock option to purchase 100,000 shares of Common Stock (48,453 net shares) at an exercise price of $2.50 per share.

There were no options exercised during the year ended December 31, 2013.

The aggregate intrinsic value of options exercised was $0  and $932,795 for the years ended December 31, 2013 and 2012, respectively.

Valuation and Amortization

Option valuation models require the input of highly subjective assumptions.  The fair value of the stock-based payment awards is estimated utilizing the Black-Scholes option model.  The volatility component of this calculation is derived from the historical trading prices of  the Company’s own Common Stock.  The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107.  The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.  The Company estimated forfeitures related to option grants at a weighted average annual rate of  4% and 5% per year for options granted during the years ended December 31, 2013 and 2012, respectively.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For The Twelve Months Ended
	December 31,
	2013	2012

Risk free interest rate	1.13% to 2.03%	.88% to 1.33%
Dividend yield	0.00%	0.00%
Expected volatility	162.0% to 175.0%	163.7% to 172.2%
Expected life in years	5.5 to 6.0	6.00

The weighted average fair value of the stock options granted during the years ended December 31, 2013 and 2012 was $0.91 and $5.39 per share, respectively.

Stock-based compensation expense related to stock options was recorded in the  consolidated statements of operations as a component of selling, general and administrative expenses and totaled $558,286 and $556,148 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, stock-based compensation expense related to stock options of $1,693,482 remains unamortized, including $801,913 which is being amortized over the weighted average remaining period of 1.7 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

A summary of the stock option activity during the years ended December 31, 2013 and 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2012	2,165,925	$2.89
Granted	416,000	5.39
Exercised	(231,357)	1.62
Forfeited	(166,669)	4.03

Outstanding, January 1, 2013	2,183,899	$3.42
Granted	935,500	0.91
Exercised	-	-
Forfeited	(576,249)	3.96
Outstanding, December 31, 2013	2,543,150	$2.37	6.0	$-

Exercisable, December 31, 2013	1,235,650	$2.73	3.8	$-

The following table presents information related to stock options at December 31, 2013:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.30 - $2.20	$1.11	1,354,400	$0.57	0.6	485,900
$2.21 - $3.80	3.23	757,750	2.95	4.0	507,750
$3.81 - $6.99	4.79	431,000	4.59	7.8	242,000
	$2.37	2,543,150	$2.73	3.8	1,235,650

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants granted, the Company used the following weighted average assumptions:

	2013	2012

Risk free interest rate	.74% to 1.39%	.67%
Dividend yield	0.00%	0.00%
Expected volatility	146.0% to 166.7%	163.7%
Expected life in years	5.00	10.00

Grants

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

See Note 7 – Notes Payable for details regarding warrants granted in connection with the issuances of notes payable.

See Note 9 – Stockholders’ Deficiency – Common Stock for details regarding warrants granted in connection with the Private Placement and the conversion of related party notes payable, other advances and accounts payable into equity.

The weighted average fair value of the stock warrants granted during the years ended December 31, 2013 and 2012, respectively, was $1.34 and $3.83 per share.

Exercise
During the year ended December 31, 2012, the Company issued an aggregate of 1,465,578 shares of Common Stock to three holders of warrants who elected to exercise 2,353,744 warrants on a “cashless” basis under the terms of the warrants.  The warrants had exercise prices of $1.60 per share (471,628 net shares), $3.00 per share (701,388 net shares) and $2.90 per share (292,562 net shares).

During the year ended December 31, 2013, the Company issued an aggregate of 10,342,931 shares of Common Stock to several holders of warrants who elected to exercise warrants to purchase 12,505,023 shares of Common Stock on a "cashless" basis under the terms of the warrants. The warrants had exercise prices of $0.25 per share (11,346,675 gross shares), $0.35 per share (750,000 gross shares), and $1.00 per share (408,348 gross shares).

The aggregate intrinsic value of the warrants exercised was $16,983,736 and $10,316,439 for the years ended December 31, 2013 and 2012, respectively.

Stock-based compensation expense related to the mark-to-market adjustment for consultant warrants for the year ended December 31, 2013 was recorded in the  consolidated statements of operations as a component of selling, general and administrative expenses and totaled $(17,718). During the years ended December 31, 2013 and 2012, the Company recorded stock-based compensation expense of $490,420 and $4,794, respectively, related to warrants  As of December 31, 2013, stock-based compensation expense related to warrants of $583,481 remains unamortized, including $1,864 which is being amortized over the weighted average remaining period of 0.5 years.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the years ended December 31, 2013 and 2012, respectively, is presented below:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2012	2,916,590	$2.53
Granted	30,000	$2.90
Exercised	(2,353,744)	$1.60
Forfeited	-	$-

Outstanding, January 1, 2013	592,846	$3.01
Granted	14,255,023	$0.28
Exercised	(12,505,023)	$0.28
Forfeited	-	-
Outstanding, December 31, 2013	2,342,846	$0.94	3.9	$37,918

Exercisable, December 31, 2013	2,072,846	$0.66	4.0	$37,918

The following table presents information related to stock warrants at December 31, 2013:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.25 - $0.35	$0.24	1,750,000	$0.24	4.2	1,750,000
$0.36 - $3.00	2.91	562,846	2.91	2.7	312,846
$3.01 - $4.95	4.95	30,000	4.95	3.8	10,000
$0.25 - $4.95	$0.94	2,342,846	$0.66	4.0	2,072,846

Services Contributed

Effective January 1, 2013, an executive officer of the Company waived payment for services contributed during 2013. As a result, the Company imputed the value of the services contributed and recorded salary expense $350,000 for year ended December 31, 2013, respectively, with a corresponding credit to stockholders’ deficiency.

10. Commitments and Contingent Liabilities

Operating Leases

On June 15, 2011, the Company entered into a lease agreement for approximately 28,000 square feet of office and storage space with an entity effective July 1, 2011. On August 29, 2011, the Company amended the agreement to expand to approximately 62,600 square feet of office and storage space effective November 1, 2011. The amended monthly lease rate of $9,224 is in effect from January 2012 through December 2013. The monthly lease rate increases to $10,671 for years 2014 and 2015 and to $11,975 in year 2016.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The lease expires on January 1, 2017. Deferred rent payable of $46,254 and $39,100 as of December 31, 2013 and 2012, respectively, has been included in accrued expenses and other current liabilities on the consolidated balance sheets.

The Company’s leasehold interest in its office and warehouse space was subject to a mechanic’s lien in favor of the contractor that assisted with the construction of the facility. The amount the Company owed to the contractor was in dispute. On June 14, 2012, the Company reached a written settlement and agreed to pay the contractor the total amount of $189,000 in three equal installments. The final installment was made by the Company  on November 2, 2012. The Company received a general release and release of mechanic’s lien from the contractor.

On March 13, 2013, the Company gave notice of early termination for a lease agreement for a corporate apartment dated May 31, 2011. Accordingly, the lease expired on March 31, 2013. The Company did not incur any penalties related to the early termination of the lease agreement.

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.   See Note 14 - Subsequent Events.

On October 10, 2013, the Company entered into a sublease agreement for 15,000 square feet of warehouse space at the Company’s corporate headquarters in Florence, Kentucky. The initial term of the sublease expires on January 31, 2014 with rent of $4,688 per month. After the expiration of the initial term, the tenant may extend the term of the sublease agreement on a month to month basis.  The tenant elected to have the sublease terminate on the expiration date.

Future minimum payments, by year and in the aggregate, under operating leases as of December 31, 2013 are as follows:

For years ending December 31,	Amount

2014	$140,052

2015	140,052

2016	155,700

2017	17,000

Total future minimum lease payments	$452,804

During the years ended December 31, 2013 and 2012, the Company recorded aggregate rent expense of $174,661 and $195,116, respectively.

Litigation

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

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for us in connection with our purchase of shares of our Common Stock from Plaintiffs in September 2011.  On July 19, 2012, the Company and Mr. Peppel filed an answer and counterclaim for breach of contract, alleging that Plaintiffs breached consulting agreements with the Company and undertook a series of actions that damaged and hurt the Company.  On July 24, 2012, the Company filed a complaint against Dennis Smith for breach of contract in the Hamilton County, Ohio Court of Common Pleas, which action was consolidated with the earlier case.  Plaintiffs filed an answer in response to the counterclaim, and Dennis Smith filed an answer in response to the Company’s complaint.  On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.    On March 24, 2014, all parties filed motions for summary judgment: (i) the Company and Mr. Peppel moved for summary judgment on all claims asserted by Plaintiffs, (ii) Dennis B. Smith and Counterclaim Defendants and Plaintiffs moved for summary judgment on the Company’s claims for breach of contract, and (iii) Plaintiffs moved for partial summary judgment on their claim for declaratory relief that the Company breached the terms of a stock option agreement. Trial of the case is currently scheduled for April 22, 2014.  We deny all of the Plaintiffs’ claims and intend to contest this matter vigorously.

On October 9, 2012, American Express Travel Related Services Company, Inc. brought legal action against the Company in the Boone County, Kentucky Circuit Court. The action seeks to recover the unpaid balance on a credit card account in the amount of $87,029, plus interest and costs.  The litigation was resolved on July 10, 2013 by a negotiated settlement.  Such amount has been accrued in the accompanying consolidated balance sheet as of December 31, 2013.

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

On April 23, 2013, our Board of Directors formed an Independent Committee, chaired by Youssef Bennani, a director and Chairman of our Audit Committee, with the exclusive power and plenary authority to investigate, review, and evaluate claims and demands made in certain letters we have received.  Since March 1, 2013, we have received three letters from stockholders alleging certain breaches of fiduciary duties by our directors and demanding that we commence investigations of the alleged conduct.  On March 1, 2013, we received a letter on behalf of the holders of our Series B Preferred Stock (“Preferred Holders”) alleging that a convicted felon appears to be a consultant to us, owes us money, and exercises control over us.  On March 8, 2013, we received a letter on behalf of stockholder Wayne Corona alleging that two directors, Matthew Stecker and John Backus, breached their fiduciary duties and demanding that we investigate legal claims against those directors.  The letter alleges that the director designee of the holders of our Series B Preferred Stock and the director designee of New Atlantic Ventures Fund III, L.P. (“NAV”) acted in concert to attempt to scuttle our recent financing plan.  The letter also alleged that the director designee of the Preferred Holders and the director designee of NAV sought to prevent us from paying back our lenders in 2010 and 2011.  On March 18, 2013, we received a letter on behalf of the two directors denying the allegations and stating there was no proper basis for launching an investigation.  On March 27, 2013, a letter on behalf of Messrs. Backus and Stecker, in their capacities as directors and stockholders, demanded that we (i) investigate alleged breaches of confidentiality and fiduciary duties by our President and CEO and two other directors in connection with the purported stockholder demand letter of Mr. Corona dated March 8, 2013, and (ii) assert related claims against those individuals.  The letter also asserted that the director constituting the Independent Committee, Youssef Bennani, is subject to alleged conflicts of interest that disqualify him from serving on any proposed Independent Committee to evaluate the pending stockholder demands.  The Independent Committee retained the independent law firm of Morrison & Foerster LLP to conduct the investigation and advise the Independent Committee. On November 23, 2013, the Independent Committee presented its findings and conclusions to the Board of Directors, which has resolved to take action consistent with those findings and conclusions. As a threshold matter, counsel for the Committee and the Committee itself determined that Mr. Bennani was independent and could carry out his duties and fairly evaluate the allegations in the letters. The Independent Committee concluded that it would not be in the best interests of us and our shareholders to pursue litigation stemming from the claims and assertions in the letters. The Independent Committee’s conclusion was based on its analysis of the letters, available evidence, legal principles and practical considerations including its potential indemnification obligations. Among the Independent Committee’s findings were: (1) the investigation demanded in the Preferred Holders’ letter had already been completed and adequately resolved by the Board; (2) there was not significant evidence supporting allegations in the Corona letter that then-directors Backus and Stecker breached their fiduciary duties to us in that they “attempted to scuttle our refinancing plan or used their positions on the Board for the benefit and advantage” of particular constituencies; and (3) no evidence supported the allegation that confidential information from the Board of Directors was purposefully leaked to Mr. Corona.  Our Board of Directors concurred in the Independent Committee’s findings and conclusions.

On May 7, 2013, a putative stockholder derivative action was filed in the Court of Chancery of the State of Delaware against certain directors and our chief executive officer and against us, as a nominal defendant.  The complaint alleges claims for breach of fiduciary duty, entrenchment and corporate waste arising out of the alleged failure to conduct annual meetings, SEC filing obligations, advances to a former employee and a $500,000 secured loan to us which the entire board of directors approved.  The derivative complaint seeks unspecified compensatory damages and other relief.  Mangement believes that the allegations stated in the complaint are without merit and we intend to defend ourselves vigorously against the allegations. The individual director defendants filed a motion to dismiss the complaint on July 22, 2013 and filed an opening brief in support of the motion to dismiss on August 2, 2013.  We joined in the motion to dismiss.  Plaintiff’s brief in opposition to the motion to dismiss was due on September 16, 2013.  Instead of filing a brief in opposition to the motion to dismiss, on September 16, 2013, plaintiff filed an amended complaint against the same defendants alleging two claims for breach of fiduciary duty and corporate waste and deleting the claim for entrenchment.  The claims in the amended complaint arise out of allegations regarding a failure to conduct stockholder annual meetings, a failure to comply with SEC filing obligations, a lack of internal controls and unauthorized advances to a former employee and a $500,000 secured loan approved by our entire board.  We and the individual defendants continue to believe the allegations are without merit and intend to vigorously defend ourselves against the allegations. On October 3, 2013, the individual director defendants moved to dismiss the amended complaint, and we joined in the motion to dismiss.  Under a briefing schedule approved by the court, defendants’ opening brief in support of the motion to dismiss the amended complaint was filed on November 4, 2013 and we joined in arguments A and B of defendants’ opening brief on the basis of plaintiff’s failure to comply with Court of Chancery Rule 23.1 and demand futility.   Instead of filing an answering brief, plaintiff proposed a stipulated dismissal.  On January 8, 2014, in a stipulation and order of dismissal, the action was dismissed with prejudice to plaintiff, with each party bearing its own attorneys’ fees and costs.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $55,000.  We filed an answer to the complaint on July 22, 2013 and intend to vigorously defend ourselves against the allegations.

On October 11, 2013, two of our former directors sent a letter demanding repayment of legal fees and expenses ($80,766 of previously incurred expenses plus future expenses) pursuant to certain Company indemnification and advancement provisions.  On November 13, 2013, following the receipt of the Special Committee report, we agreed to indemnify the two former directors for their reasonable legal fees and expenses up to $85,000 less any amount paid to the directors under our directors’ and officers’ insurance policy.  On November 14, 2013, the former directors filed a verified complaint and a motion for expedited proceedings for advancement in the Delaware Court of Chancery.   In a stipulation and order dated December 23, 2013, these proceedings were concluded, and the Company agreed to pay the former directors’ reasonable attorneys’ fees and expenses, which included (i) $87,500 in connection with certain claims and demands and (ii) $27,500 incurred in the Delaware action. Such amounts have been repaid in full as of the date of this report.

Settlement Agreement

On February 22, 2013, the Company entered into a settlement agreement with a counterparty for amounts owed related to the return of expired goods and inventory and the Company wrote down the accounts receivable to the settlement amount as of December 31, 2012. On February 28, 2013, the Company received $50,000 in connection with the agreement in complete satisfaction of all outstanding and past due accounts receivable from the counterparty, such that there was no balance due to the Company as of December 31, 2013.

11. Concentrations

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

During the year ended December 31, 2013, two vendors represented 61% and 14% of total inventory purchases. During the year ended December 31, 2012, two vendors represented 28% and 24% of total inventory purchases, respectively.

As of December 31, 2013, there were no accounts receivable concentrations.  As of December 31, 2012, two companies represented approximately 18% and 14% of accounts receivable.

12. Related Party Transactions

Beginning July 1, 2013, a director is to be paid $3,000 per month and is entitled to expense reimbursements as compensation for serving on the Company’s Board committees. The director served on an Independent Committee (See Footnote 10 – Litigation) starting in July 2013 and concluding in November 2013.  As a result, the director earned $12,000 during the year ended December 31, 2013.   During 2012, the director provided general, financial and business consulting services.  As a result, the director earned $93,800 related to these services during the year ended December 31, 2012.   During the years ended December 31, 2013 and 2012, the director was paid $0 and $93,800, respectively.

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns approximately 12% of the Company’s Common Stock received advances from the Company in various forms. As of December 31, 2012, the balance of these advances totaled $391,469 including interest, and the outstanding balance of these advances was $156,469. The Company also provided fulfillment services at no charge to a business partly owned by a member of his household. The Company’s Board of Directors determined that not all of these advances were approved in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system. As a result, the Company was not able to monitor the outstanding amount of these advances on a continuous basis. In April 2012, this employee voluntarily resigned from the Company. Principal repayments towards the outstanding advances aggregating $235,000 have been made through December 31, 2013. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. Previously included in accounts receivable, the amount has been reclassified under Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At December 31, 2013 and 2012, the Company estimated the value of the collateral at $9,001 and $18,858, respectively.

From March 2011 to April 2013, a wife of a director served as the agent for the Company's D&O insurance. During years ended December 31, 2013 and 2012, the Company recorded insurance premium expense of $24,329 and $47,930, respectively.

See Note 8 – Stockholders’ Deficiency – Common Stock for details regarding the exchange of Common Stock and warrants in satisfaction of related party notes payable, advances and accounts payable.

13. Income Taxes

As of December 31, 2013 and 2012, the Company had approximately $13,770,000 and $12,600,000, respectively, of federal net operating loss carryforwards (“NOL’s”) that may be available to offset future taxable income.  The federal net operating loss carryforwards, if not utilized, will expire from 2027 to 2033.  As of December 31, 2013 and 2012, the Company had approximately $3,585,000 and $3,000,000 of state net operating loss carryforwards available to offset future taxable income.  The state NOLs, if not utilized, will expire beginning in 2031.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities.  The Company’s federal, state and local income tax returns beginning in 2010 remain subject to examination.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards could be limited in the event of a change in ownership.  Based upon a study that analyzed the Company’s stock ownership, a change of ownership was deemed to have occurred in 2011.  This change of ownership created an annual limitation of approximately $1,000,000 on the usage of the Company’s losses which are available through 2031.  No study has been conducted in 2013 or 2012.

The income tax provision (benefit) for the years ended December 31, 2013 and 2012 was as follows:

	For The Years Ended
	December 31,
	2013	2012
Federal:
Current	$-	$-
Deferred	(625,702)	(1,299,493)

State and local:
Current	-	-
Deferred	(36,806)	(191,102)
	(662,508)	(1,490,595)
Change in valuation allowance	662,508	1,490,595
Income tax provision (benefit)	$-	$-

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforwards	$4,966,018	$4,465,161
Stock-based compensation	466,078	258,742
Inventory reserves	10,949	54,000
Allowance for bad debt	89,899	87,405
Charitable contribution carryforwards	5,630	5,630
Accruals	27,352	24,775
Total deferred tax assets	5,565,926	4,895,713
Valuation allowance	(5,539,178)	(4,876,670)
Deferred tax assets, net of valuation allowance	26,748	19,043

Deferred tax liabilities:
Property and equipment	(26,748)	(19,043)

Net deferred tax assets	$-	$-

Change in valuation allowance	$662,508	$1,490,595

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established.  Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

For the years ended December 31, 2013 and 2012, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Years Ended
	December 31,
	2013	2012

US federal statutory rate	(34.0%)	(34.0%)
State tax rate, net of federal benefit	(2.0%)	(2.0%)
Permanent differences
- Stock based compensation	3.2%	2.9%
- Write-off and amortization of intangible asset	0.0%	3.9%
- Debt extinquishment	18.3%	0.0%
- Other	2.5%	2.4%
Change in valuation allowance	12.0%	26.8%

Income tax provision (benefit)	0.0%	0.0%

14. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the  consolidated financial statements, except as disclosed.

Pagosa Health division

On January 14, 2014, we closed Pagosa Health, our closed door pharmacy located in Lawrenceburg, Indiana and decided to focus on our core consumer prescription business. Pagosa Health had a de minimis contribution to the Company’s operations.  All inventory and personnel were consolidated into our Kentucky facility.  We are currently in discussions with the Landlord regarding termination of the lease related to the building.   The impact of the lease termination was de minimus to the consolidated financial statements as of December 31, 2013.  See Note 10.

Employee Stock Compensation

On January 15, 2014, the Company issued 21,289 shares of Common Stock to an employee in accordance with an employment agreement.  The fair market value of the shares was $10,645  based on the closing price on the date of issuance.

Notes Payable

On March 28, 2014, the Company received an additional $100,000 from a lender, which brought the face value of the March 2014 Note to $700,000 pursuant to an Amended and Restated Promissory Note (the “March 2014 Note”), effective March 28, 2014, which supersedes the September Note and March Note with the same Lender. The March 2014 Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”) for the calendar quarters and years ended between March 31, 2014 and December 31, 2014. The remainder of the material March 2014 Note terms are unchanged from the September Note, including the March 1, 2015 maturity date.  In consideration of the Lender providing additional funds and entering into the September Note, the Company granted the Lender a five-year warrant to purchase 150,000 shares of Common Stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $23,600 which was set up as debt discount and will be amortized using the effective interest method over the term of the March 2014 Note.  Including the value of warrants issued in connection with the March Note and September Note, the September Note had an effective interest rate of 36% per annum. On March 25, 2014, the lender executed a document waiving the Company’s non-compliance with the EBITDAS financial covenant as of December 31, 2013.