Form 10-Q
period 2014-03-31
HealthWarehouse.com, Inc.
filed 2014-05-16
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

There were 26,550,380 shares of Common Stock outstanding as of May 7, 2014

Tale of Contents

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Tale of Contents

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2014	2013
	(unaudited)
Assets

Current assets:
Cash	$59,800	$67,744
Accounts receivable, net of allowance of $59,534 and $250,828 as of March 31, 2014
and December 31, 2014	74,767	307,211
Inventories - finished goods, net	246,151	277,300
Prepaid expenses and other current assets	40,612	59,143
Total current assets	421,330	711,398
Property and equipment, net of accumulated depreciation of $608,109 and $576,590 as of
March 31, 2014 and December 31, 2013	593,116	624,634
Web development costs, net of accumulated amortization of $24,745 and $14,643 as of
March 31, 2014 and December 31, 2013	108,544	83,780
Total assets	$1,122,990	$1,419,812

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,926,669	$3,310,000
Accounts payable – related parties	78,246	83,691
Accrued expenses and other current liabilities	441,574	621,052
Deferred revenue	78,790	95,792
Current portion of equipment lease payable	58,266	56,323
Notes payable and other advances, net of debt discount of $212,830 as of March 31, 2014	487,170	-
Note payable and other advances – related parties	78,095	78,095
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
March 31, 2014 and December 31, 2013 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	5,148,810	5,244,953

Long term liabilities:
Notes payable, net of debt discount of $29,133 as of March 31, 2014 and $269,998 as of
December 31, 2013	70,867	430,002
Long term portion of equipment lease payable	94,862	109,964
Total long term liabilities	165,729	539,966
Total liabilities	5,314,539	5,784,919

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of March 31, 2014 and December 31, 2013 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 451,879 and 422,315 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively (aggregate
liquidation preference of $4,344,987 and $4,270,257 as of March 31, 2014 and	452	422
December 31, 2013, respectively)
Common stock – par value $0.001 per share; authorized 50,000,000 shares; 27,729,592 and 27,708,303 shares issued and 26,550,380 and 26,529,091 shares outstanding as of March 31, 2014
and December 31, 2013, respectively	27,731	27,708
Additional paid-in capital	27,721,737	27,166,147
Employee advances	(10,715)	(9,001)
Treasury stock, at cost, 1,179,212 shares as of March 31, 2014 and December 31, 2013	(3,419,715)	(3,419,715)
Accumulated deficit	(28,511,039)	(28,130,668)
Total stockholders’ deficiency	(4,191,549)	(4,365,107)
Total liabilities and stockholders’ deficiency	$1,122,990	$1,419,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tale of Contents

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Net sales	$1,716,964	$2,409,916

Cost of sales	731,408	1,235,156

Gross profit	985,556	1,174,760

Operating expenses:

Selling, general and administrative expenses	1,217,661	2,389,103

Loss from operations	(232,105)	(1,214,343)

Other income (expense):
Loss on extinguishment of debt	-	(2,792,900)
Interest expense	(73,536)	(71,123)
Total other expense	(73,536)	(2,864,023)

Net loss	(305,641)	(4,078,366)

Preferred stock:
Series B convertible contractual dividends	(74,730)	(69,840)
Series B convertible deemed dividends	-	(1,532,722)

Loss attributable to common stockholders	$(380,371)	$(5,680,928)

Per share data:
Net loss – basic and diluted	$(0.01)	$(0.26)
Series B convertible contractual dividends	(0.00)	(0.00)
Series B convertible deemed dividends	-	(0.10)

Net loss attributable to common stockholders - basic and diluted	$(0.01)	$(0.36)

Weighted average number of common shares outstanding - basic and diluted	26,546,832	15,609,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tale of Contents

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31
	2014	2013
Cash flows from operating activities
Net loss	$(305,641)	$(4,078,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(41,458)	(31,528)
Provision for employee advance reserve	(1,714)	-
Depreciation and amortization	41,621	35,846
Stock-based compensation	162,763	330,021
Warrants issued to 2012 private placement investors	-	487,200
Loss on extinguishment of notes and accounts payable	-	2,792,900
Imputed value of services contributed	87,500	87,500
Amortization of debt discount	54,035	44,363
Changes in operating assets and liabilities:
Accounts receivable	273,902	(6,238)
Inventories - finished goods	31,149	85,519
Prepaid expenses and other current assets	18,531	10,451
Accounts payable – trade	(383,331)	(91,216)
Accounts payable – related parties	(5,445)	185,999
Accrued expenses and other current liabilities	25,172	(340,265)
Deferred revenue	(17,002)	30,441
Net cash used in operating activities	(59,918)	(457,373)

Cash flows from investing activities
Change in restricted cash	-	725,002
Website development costs	(34,866)	(25,490)
Net cash (used in) and provided by investing activities	(34,866)	699,512

Cash flows from financing activities
Principal payments on equipment leases payable	(13,159)	(11,759)
Proceeds from issuance of notes payable	100,000	500,000
Repayment of notes payable	-	(2,000,000)
Repayment of convertible notes payable	-	(1,000,000)
Proceeds from the sale of common stock	-	2,526,973
Proceeds from offering prior to reaching minimum offering amount	-	125,000
Net cash provided by financing activities	86,841	140,214

(Net decrease) net increase in cash	(7,944)	382,353

Cash - beginning of period	67,744	-

Cash - end of period	$59,800	$382,353

Cash paid for:
Interest	$25,523	$367,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tale of Contents

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Continued)

	For the Three Months Ended
	March 31,
	2014	2013
Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$279,380	$261,084
Cashless exercise of warrants into common stock	$-	$6,934
Warrants issued as debt discount in connection with notes payable	$26,000	$315,300
Accrual of contractual dividends on Series B convertible preferred stock	$74,730	$69,840
Deemed dividends on Series B convertible preferred stock	$-	$1,532,722
Common stock and warrants issued in exchange of notes and accounts payable	$-	$3,625,900
Conversion of accounts payable to notes payable	$-	$40,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tale of Contents

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.  Organization and Basis of Presentation

HealthWarehouse.com, Inc., a Delaware company incorporated in 1998, (the “Company”) is a U.S. licensed virtual retail pharmacy (“VRP”) and healthcare e-commerce company that sells brand name and generic prescription drugs as well as over-the-counter (“OTC”) medical products. The Company’s objective is to be viewed by individual healthcare product consumers as a low-cost, reliable and hassle-free provider of prescription drugs and OTC medical products. The Company is presently licensed as a mail-order pharmacy in 50 states in the United States and the District of Columbia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 15, 2014.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of March 31, 2014, the Company had a working capital deficiency of $4,727,480 and an accumulated deficit of $28,511,039. During the quarter ended March 31, 2014 and the year ended December 31, 2013, the Company incurred net losses of $305,641 and $5,489,892, respectively and used cash in operating activities of $59,918 and $1,024,781, respectively.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to March 31, 2014, the Company (a) raised an additional $50,000 in debt financing and (b) continues to incur net losses, use cash in operating activities and experience cash and working capital constraints. See Note 10.

On February 13, 2013, the Company received a Notice of Redemption related to its Series C Redeemable Preferred Stock aggregating $1,000,000 (see Note 6). As a result of receiving the Notice of Redemption, the Company must now apply all of its assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (the Company is not permitted to utilize toward the redemption those assets required to pay its debts as they come due and those assets required to continue as a going concern).

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

Tale of Contents

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

On June 4, 2013, the Company formed a wholly-owned subsidiary called Pagosa Health LLC (“Pagosa”).  On January 14, 2014, the Company closed Pagosa and decided to focus on its core consumer prescription business. Pagosa had a de minimis impact on the Company’s operations or the results for the three months ended March 31, 2014.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts.

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

	March 31,
	2014	2013

Options	2,514,150	2,451,483
Warrants	2,492,846	6,047,119
Series B Convertible Preferred Stock	3,714,445	3,407,313
Total potentially dilutive shares	8,721,441	11,905,915

Recently Issued Accounting Pronouncements

The Company has determined there are no new accounting standards that are expected to have a material impact on the Company's condensed consolidated financial statements.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2014	2013

Deferred Rent	$43,704	$46,254
Advertising	75,000	75,000
Salaries and Benefits	178,393	132,048
Customer Payables	19,697	39,618
Dividend Payable	74,729	279,380
Accrued Interest	46,429	45,616
Other	3,622	3,136
Total	$441,574	$621,052

Tale of Contents

5. Notes Payable

The Company is a party to a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $700,000 from the Lender (the “Loan”), including $100,000 during the three months ended March 31, 2014.  The Loan is evidenced by a promissory note (the “Note”) in the face amount of $700,000 (as amended).  The Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.50% as of March 31, 2014).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Note is payable on March 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.   The Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”).  In connection with the Loan Agreement, the Company granted the Lender five-year warrants to purchase an aggregate of 1,050,000 shares of Common Stock at an exercise price of $0.35 per share, of which 150,000 warrants were issued during the three months ended March 31, 2014.  The warrants contain customary anti-dilution provisions. The warrants had a relative fair value of $392,500, of which $26,000 was established as debt discount during the three months ended March 31, 2014 and will be amortized using the effective interest method over the term of the Note.  The Company amortized $49,435 of the debt discount as interest expense during the three months ended March 31, 2014 and $212,830 remained unamortized as of March 31, 2014.  Including the value of warrants issued in connection with Note and subsequent amendments, the Note had an effective interest rate of 40% per annum.  See Note 10 for subsequent events.

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

The Company recorded amortization of debt discount associated with notes payable of $54,035 and $44,363 for the three months ended March 31, 2014 and 2013, respectively.

6. Stockholders’ Deficiency

Common Stock

On January 15, 2014, the Company issued 21,289 shares of Common Stock to an employee in accordance with an employment agreement.  The fair value of the shares was $10,646 based on the closing price on the date of issuance.

Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company had accrued contractual dividends of $74,730 and $279,380, respectively, related to the Series B Preferred Stock. On January 1, 2014 and 2013, the Company issued 29,564 and 27,630 shares of Series B convertible preferred stock valued at $279,380 and $261,084, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock owners as payment in kind for dividends.

Stock Options

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $151,853 and $312,444 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, stock-based compensation expense related to stock options of $1,476,372  remains unamortized, including $584,803 which is being amortized over the weighted average remaining period of 1.5 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Tale of Contents

Summary

A summary of the stock option activity during the three months ended March 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2014	2,543,150	$2.37
Granted	-	-
Exercised	-	-
Forfeited	(29,000)	3.22
Outstanding, March 31, 2014	2,514,150	$2.36	5.7	$-

Exercisable, March 31, 2014	1,398,475	$2.78	4.1	$-

The following table presents information related to stock options at March 31, 2014:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.30 - $2.20	$1.11	1,339,400	$1.58	2.6	573,725
$2.21 - $3.80	3.23	757,750	2.95	3.8	507,750
$3.81 - $6.99	4.79	417,000	4.66	7.5	317,000
	$2.36	2,514,150	$2.78	4.1	1,398,475

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants, the Company used the following weighted average assumptions:

	March 31,
	2014	2013

Risk free interest rate	1.74%	0.88%
Dividend yield	0.00%	0.00%
Expected volatility	171.0%	164.3%
Expected life in years	5.00	5.00

Tale of Contents

Grants

See Note 5 – Notes Payable for details regarding warrants granted in connection with the issuances of notes payable.

The weighted average fair value of the stock warrants granted during the three months ended March 31, 2014 and 2013, was $0.23 and $1.38 per share, respectively.

Stock-based compensation expense related to warrants for the three months ended March 31, 2014 and 2013 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $264 and $504,777, respectively.  As of March 31, 2014, stock-based compensation expense related to warrants of $580,525 remains unamortized, including $3,685 which is being amortized over the weighted average remaining period of 1.5 years.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the three months ended March 31, 2014 is presented below:

		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2014	2,342,846	$0.96
Granted	150,000	$0.35
Exercised	-	$-
Forfeited	-	-
Outstanding, March 31, 2014	2,492,846	$0.92	3.7	$-

Exercisable, March 31, 2014	2,242,846	$0.70	3.8	$-

The following table presents information related to stock warrants at March 31, 2014:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.25 - $0.35	$0.27	1,900,000	$0.27	4.1	1,900,000
$0.36 - $3.00	2.91	562,846	2.91	2.4	312,846
$3.01 - $4.95	4.95	30,000	4.95	3.5	30,000
$0.25 - $4.95	$0.92	2,492,846	$0.70	3.8	2,242,846

Services Contributed

Effective January 1, 2013, an executive officer of the Company waived payment for services contributed. As a result, the Company imputed the value of the services contributed based on a compensation rate previously approved by the Compensation Committee and recorded salary expense of $87,500 for each of the three month periods ended March 31, 2014 and 2013, with a corresponding credit to stockholders’ deficiency.

7. Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement for approximately 62,000 square feet of office and storage space with an entity.  The monthly lease rate is $10,671 for years 2014 and 2015 and $11,975 in year 2016.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The lease expires on January 1, 2017. Deferred rent payable of $43,704 and $46,254 as of March 31, 2014 and December 31, 2013, respectively, has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Tale of Contents

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa Health and vacated the Lawrenceburg facility. The Company is currently in discussions with the Landlord regarding termination of the lease related to the building.   The impact of the lease termination was de minimus to the condensed consolidated financial statements as of March 31, 2014.

Future minimum payments, by year and in the aggregate, under operating leases as of March 31, 2014 are as follows:

For years ending December 31,	Amount

2014	$96,037
2015	$128,049
2016	$143,700
Total future minimum lease payments	$367,786

During the three months ended March 31, 2014 and 2013, the Company recorded aggregate rent expense of $49,229 and $45,719, respectively.

Litigation

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company’s condensed consolidated financial condition or condensed consolidated results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings nor have we been made aware of any penalties from regulatory audits, except as described below.

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for us in connection with our purchase of shares of our Common Stock from Plaintiffs in September 2011.  On July 19, 2012, the Company and Mr. Peppel filed an answer and counterclaim for breach of contract, alleging that Plaintiffs breached consulting agreements with the Company and undertook a series of actions that damaged and hurt the Company.  On July 24, 2012, the Company filed a complaint against Dennis Smith for breach of contract in the Hamilton County, Ohio Court of Common Pleas, which action was consolidated with the earlier case.  Plaintiffs filed an answer in response to the counterclaim, and Dennis Smith filed an answer in response to the Company’s complaint.  On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.    On March 24, 2014, all parties filed motions for summary judgment: (i) the Company and Mr. Peppel moved for summary judgment on all claims asserted by Plaintiffs, (ii) Dennis B. Smith and Counterclaim Defendants and Plaintiffs moved for summary judgment on the Company’s claims for breach of contract, and (iii) Plaintiffs moved for partial summary judgment on their claim for declaratory relief that the Company breached the terms of a stock option agreement. Trial of the case is currently scheduled for November  2014.  We deny all of the Plaintiffs’ claims and intend to contest this matter vigorously.

            The Company was a party to a putative stockholder derivative action was filed in the Court of Chancery of the State of Delaware on May 7, 2013 against certain directors and our chief executive officer and against us, as a nominal defendant.   On January 8, 2014, in a stipulation and order of dismissal, the action was dismissed with prejudice to plaintiff, with each party bearing its own attorneys' fees and costs.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $55,000.  We filed an answer to the complaint on July 22, 2013 and intend to vigorously defend ourselves against the allegations.  The trial of the case has been set for September 2014.

Tale of Contents

8. Concentrations

During the three months ended March 31, 2014, two vendors represented 57% and 16% of total inventory purchases. During the three months ended March 31, 2013, two vendors represented 30% and 11% of total inventory purchases, respectively.

9. Related Party Transactions

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns over 5% of the Company’s Common Stock received advances from the Company in various forms which totaled $391,469 including interest.  Principal repayments towards the outstanding advances aggregating $235,000 have been made through March 31, 2014.  In April 2012, this employee voluntarily resigned from the Company. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. The amount has been included in Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At March 31, 2014 and December 31, 2013, the Company estimated the value of the collateral at $10,715 and $9,001, respectively.

10. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Notes Payable

On April 30, 2014, the Company received an additional $50,000 from a lender, which brought the face value of the Note to $750,000 pursuant to an Amended and Restated Promissory Note (the “April 2014 Note”), effective April 29, 2014, which supersedes the Note with the same Lender. The April 2014 Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”) for the calendar quarters and years ended between June 30, 2014 and December 31, 2014. The remainder of the material April 2014 Note terms are unchanged from the Note, including the March 1, 2015 maturity date.  In consideration of the Lender providing additional funds and entering into the April 2014 Note, the Company granted the Lender a five-year warrant to purchase 75,000 shares of Common Stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $14,900 which was set up as debt discount and will be amortized using the effective interest method over the term of the April 2014 Note.  Including the value of warrants issued in connection with the April Note, the Note had an effective interest rate of 40% per annum.

Executive Compensation

On April 28, 2014, the Compensation Committee approved the payment of an annual salary of $150,000 to the Company’s Chief Executive Officer, effective May 1, 2014.

Tale of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the “Company”) as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014.

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

Tale of Contents

Results of Operations

For The Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	For three months ended	% of	For three months ended	% of
	Ended March 31, 2014	Revenue	Ended March 31, 2013	Revenue

Net sales	$1,716,964	100.0%	$2,409,916	100.0%
Cost of sales	731,408	42.6%	1,235,156	51.3%
Gross profit	985,556	57.4%	1,174,760	48.7%
Selling, general & administrative	1,217,661	70.9%	2,389,103	99.0%
Loss from operations	(232,105)	(13.5%)	(1,214,343)	(50.4%)
Loss on extinguishment of debt	-	0.0%	(2,792,900)	(115.9%)
Interest expense	(73,536)	(4.3%)	(71,123)	(3.0%)
Net loss	$(305,641)	(17.8%)	$(4,078,366)	(169.2%)

Net Sales

For three months ended	%	$	For three months ended
March 31, 2014	Change	Change	March 31, 2013

$1,716,964	-28.8%	$(692,952)	$2,409,916

Net sales for the three months ended March 31, 2014 declined to $1,716,964 from $2,409,916, a decrease of $692,952, or 28.8% due to the reduction in business to business sales and cash flow constraints.  Due to cash flow constraints, we were unable expand our advertising efforts to grow our core online prescription business and we were not able to maintain over-the-counter inventories to satisfy incoming orders. This prompted negative customer reviews that contributed to the decline in sales.  Management has taken steps to narrow its product line, particularly on over-the-counter products, and set new stocking levels for these items to improve order fill rates.   In addition, customer support personnel are responsible for proactively calling customers after prescription orders are received to obtain the required copies of the prescriptions, in order to process the order and improve the Company’s order conversion rate.  Since the implementation of these efforts, customer reviews as surveyed by an independent third party service have been positive relative to the ease of doing business, competitive pricing and responsive customer service.

Cost of Sales and Gross Margin

	For three months ended	%	$	For three months ended
	March 31, 2014	Change	Change	March 31, 2013

Cost of sales	$731,408	(40.8%)	(503,747)	$1,235,155

Gross margin $	$985,556	(16.1%)	(189,205)	$1,174,761

Gross margin %	57.4%	17.9%	8.7%	48.7%

Cost of sales were $731,408 for the three months ended March 31, 2014 as compared to $1,235,155 for the three months ended March 31, 2013, a decrease of $503,747, or 40.8%, primarily as a result of a reduction in order volume and improvement in our costs associated with improved vendor purchasing agreements. Gross margin percentage increased from 48.7% for the three months ended March 31, 2013 to 57.4% for the three months ended March 31, 2014, primarily due to the improved cost discussed above, the elimination of unprofitable business relations and the reduction of lower-margin business to business  sales relative to total sales.  Management will continue to focus efforts on promoting and offering its higher margin product lines as part of the narrowing of its product offering.

Tale of Contents

Selling, General and Administrative Expenses

	For three months ended March 31, 2014	% Change	$ Change	For three months ended March 31, 2013

S,G&A	$1,217,661	-49.0%	$(1,171,442)	$2,389,103

% of sales	70.9%			99.0%

Selling, general and administrative expenses totaled $1,217,661 for the three months ended March 31, 2014 compared to $2,389,103 for the three months ended March 31, 2013, a decrease of $1,171,442, or 49.0%.  The three months ended March 31, 2014 expense decreases included (a) a decrease in legal expense of $143,083 (primarily due to litigation and the capital raise in 2013); (b) a decrease in warrants expense of $487,200 related to capital raise of 2013; (c) a decrease in stock based compensation of $149,947 (primarily due to employee incentives issued in 2013 and significant forfeitures after the first quarter of 2013);  (c) a reduction in salary and contract labor expense of $183,762 (primarily due to a reduction in headcount); (d) a decrease in freight expense of $68,731 (primarily due to the reduction in the order volume); and (e) a decrease in health benefit expense of $41,278 (due to higher employee contributions).  We expect that our selling, general and administrative expenses, specifically legal and professional fees, will continue to decrease over time as our outstanding litigation is resolved and our internal controls over financial reporting will reduce our reliance on outside consulting and accounting professionals.  We also expect to continue to benefit from the significant reduction in salary and related expense in 2014.

Loss on Extinguishment

During the three months ended March 31, 2013, we recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the equity securities issued as compared to the carrying value of the liabilities that were exchanged.

Other Income and Expense

Interest expense increased from $71,123 in the three months ended March 31, 2013 to $73,536 in the three months ended March 31, 2014, an increase of $2,413, or 3%, primarily due to higher notes payable balances.

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

Tale of Contents

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	March 31,
	2014	2013
	(unaudited)

Net loss	$(305,641)	$(4,078,366)
Non-GAAP adjustments:
Loss on extinguishment of debt	-	2,792,900
Interest expense, net	73,536	71,123
Depreciation and amortization	41,621	35,846
Warrants issued to 2012 investors	-	487,200
Imputed value of contributed services	87,500	87,500
Stock-based compensation	162,499	330,021
Change in fair value of collateral securing
employee advances	(1,714)	-
Adjusted EBITDAS	$57,801	$(273,776)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2014 and 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of March 31, 2014 we had a working capital deficiency of $4,727,480 and an accumulated deficit of $28,511,039.  During the three months ended March 31, 2014 and the year ended December 31, 2013, we incurred net losses of $305,641 and $5,489,892 and used cash in operating activities of $59,918 and $1,024,781, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to March 31, 2014, we raised an aggregate of $50,000 in debt financing and continue to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

Tale of Contents

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

As of March 31, 2014 and December 31, 2013, the Company had cash on hand of $59,800 and $67,744, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the three months ended March 31, 2014, cash flows included net cash used in operating activities of $59,918.  This amount included a decrease in operating cash related to a net loss of $305,641, partially offset by aggregate non-cash adjustments of $302,746, plus aggregate cash used by changes in operating assets and liabilities of $57,024 (primarily a result of a reduction of accounts payable). For the three months ended March 31, 2013, cash flows included net cash used in operating activities of $457,373. This amount included a decrease in operating cash related to a net loss of $4,078,366 partially offset by aggregate non-cash adjustments of $3,746,302 and aggregate cash used by changes in operating assets and liabilities of $125,309 (primarily accrued expenses).

For the three months ended March 31, 2014, net cash utilized by investing activities was $34,866 related to capitalized web development costs.  For the three months ended March 31, 2013, net cash provided by investing activities was $699,512 due to due to releasing $725,002 of cash provided by investors from escrow (restricted cash) partially offset by capitalized web development costs of $25,490.

For the three months ended March 31, 2014, net cash provided by financing activities was $86,841 related to the issuance of a notes payable offset by principal payment on equipment leases of $13,159.  For the three months ended March 31, 2013, net cash provided by financing activities was $140,214.  Cash was provided by $2,526,973 of proceeds from a private placement offering (which excludes $850,002 of cash received during 2012 but closed on during the three months ended March 31, 2013) and $500,000 of proceeds from the issuance of notes payable and $125,000 of private placement deposits, partially offset by repayments of notes payable, convertible notes payable and equipment lease payments of $2,000,000, $1,000,000 and $11,759, respectively.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on April 15, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2013 (see Form 10-K filed with the SEC on April 15, 2014), which is an integral component of our disclosure controls and procedures. We are working with the third-party financial and operational consultants to continue to develop and implement the appropriate operating procedures to mitigate the weaknesses related to the separation of duties, proper approvals and timely and accurate financial information. The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve the integration of its financial consolidation and reporting system.  The directors also plan to pursue the employment of a permanent Chief Financial Officer as the Company’s operations and liquidity position improve.

Tale of Contents

 However, certain material weaknesses were not remediated during the three months ended March 31, 2014. As a result, our management has concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for us in connection with our purchase of shares of our Common Stock from Plaintiffs in September 2011.  On July 19, 2012, the Company and Mr. Peppel filed an answer and counterclaim for breach of contract, alleging that Plaintiffs breached consulting agreements with the Company and undertook a series of actions that damaged and hurt the Company.  On July 24, 2012, the Company filed a complaint against Dennis Smith for breach of contract in the Hamilton County, Ohio Court of Common Pleas, which action was consolidated with the earlier case.  Plaintiffs filed an answer in response to the counterclaim, and Dennis Smith filed an answer in response to the Company’s complaint.  On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.    On March 24, 2014, all parties filed motions for summary judgment: (i) the Company and Mr. Peppel moved for summary judgment on all claims asserted by Plaintiffs, (ii) Dennis B. Smith and Counterclaim Defendants and Plaintiffs moved for summary judgment on the Company’s claims for breach of contract, and (iii) Plaintiffs moved for partial summary judgment on their claim for declaratory relief that the Company breached the terms of a stock option agreement. Trial of the case is currently scheduled for November 2014.  We deny all of the Plaintiffs’ claims and intend to contest this matter vigorously.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $55,000.  We filed an answer to the complaint on July 22, 2013 and intend to vigorously defend ourselves against the allegations.  The trial of the case has been set for September 2014.

Tale of Contents

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2014, the Company issued 21,289 shares of shares of Common Stock to an employee as part of his compensation related to his service to the Company during 2013.  The fair value of the shares was $10,646 based on the closing price on the date of issuance.  The issuance of these securities is exempt under Section 4(2) of Securities Act for non-public offering.

Recent Repurchases of Common Stock

There were no repurchases of our Common Stock during the quarter ended March 31, 2014. The Company does not currently have an announced repurchase program.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are provided:

4.1	Amended and Restated Promissory Note dated April 29, 2014 in the amount of $750,000 payable by the Company to the order of Melrose Capital Advisors, LLC *

4.2	Common Stock Purchase Warrant dated April 29, 2014 for 75,000 common shares *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Dcoument *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *                 Filed herewith.

Tale of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2014	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer