Form 10-Q
period 2014-06-30
HealthWarehouse.com, Inc.
filed 2014-08-19
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

There were 26,550,380 shares of Common Stock outstanding as of August 14, 2014

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets

Current assets:
Cash	$43,783	$67,744
Accounts receivable, net of allowance of $50,957 and $250,828 as of June 30, 2014
and December 31, 2013	87,886	307,211
Inventories - finished goods, net	171,666	277,300
Prepaid expenses and other current assets	29,983	59,143
Total current assets	333,318	711,398
Property and equipment, net of accumulated depreciation of $637,421 and $576,590 as of
June 30, 2014 and December 31, 2013	563,804	624,634
Web development costs, net of accumulated amortization of $37,699 and $14,643 as of
June 30, 2014 and December 31, 2013	128,508	83,780
Total assets	$1,025,630	$1,419,812

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,980,174	$3,310,000
Accounts payable – related parties	48,674	83,691
Accrued expenses and other current liabilities	560,235	621,052
Deferred revenue	37,486	95,792
Current portion of equipment lease payable	60,304	56,323
Notes payable and other advances, net of debt discount of $163,564 as of June 30, 2014	586,436	-
Note payable and other advances – related parties	78,095	78,095
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
June 30, 2014 and December 31, 2013 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	5,351,404	5,244,953

Long term liabilities:
Notes payable, net of debt discount of $24,533 as of June 30, 2014 and $269,998 as of
December 31, 2013	75,467	430,002
Long term portion of equipment lease payable	78,983	109,964
Total long term liabilities	154,450	539,966
Total liabilities	5,505,854	5,784,919

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of June 30, 2014 and December 31, 2013 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 451,879 and 422,315 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively (aggregate
liquidation preference of $4,419,716 and $4,270,257 as of June 30, 2014 and	452	422
December 31, 2013, respectively)
Common stock – par value $0.001 per share; authorized 50,000,000 shares; 27,729,592 and 27,708,303 shares issued and 26,550,380 and 26,529,091 shares outstanding as of June 30, 2014
and December 31, 2013, respectively	27,731	27,708
Additional paid-in capital	27,866,404	27,166,147
Employee advances	(4,286)	(9,001)
Treasury stock, at cost, 1,179,212 shares as of June 30, 2014 and December 31, 2013	(3,419,715)	(3,419,715)
Accumulated deficit	(28,950,810)	(28,130,668)
Total stockholders’ deficiency	(4,480,224)	(4,365,107)
Total liabilities and stockholders’ deficiency	$1,025,630	$1,419,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$1,462,454	$2,674,761	$3,179,418	$5,084,677

Cost of sales	590,894	1,339,120	1,322,302	2,574,276

Gross profit	871,560	1,335,641	1,857,116	2,510,401

Operating expenses:

Selling, general and administrative expenses	1,150,985	1,546,446	2,368,646	3,935,549

Loss from operations	(279,425)	(210,805)	(511,530)	(1,425,148)

Other income (expense):
Loss on extinguishment of debt	-	-	-	(2,792,900)
Interest expense	(85,617)	(58,182)	(159,153)	(129,305)
Total other expense	(85,617)	(58,182)	(159,153)	(2,922,205)

Net loss	(365,042)	(268,987)	(670,683)	(4,347,353)

Preferred stock:
Series B convertible contractual dividends	(74,729)	(69,840)	(149,459)	(139,680)
Series B convertible deemed dividends	-	-	-	(1,532,722)

Net loss attributable to common stockholders	$(439,771)	$(338,827)	$(820,142)	$(6,019,755)

Per share data:
Net loss – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.21)
Series B convertible contractual dividends	(0.00)	(0.00)	(0.01)	(0.01)
Series B convertible deemed dividends	-	-	-	(0.07)

Net loss attributable to common stockholders - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.29)

Weighted average number of common shares outstanding - basic
and diluted	26,550,380	25,216,138	26,548,616	20,439,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30
	2014	2013
Cash flows from operating activities
Net loss	$(670,683)	$(4,347,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(50,036)	(44,716)
Provision for employee advance reserve	4,715	-
Depreciation and amortization	83,887	71,693
Stock-based compensation	268,263	353,407
Warrants issued to 2012 private placement investors	-	487,200
Loss on extinguishment of notes and accounts payable	-	2,792,900
Imputed value of services contributed	116,667	175,000
Amortization of debt discount	117,901	84,763
Changes in operating assets and liabilities:
Accounts receivable	269,361	(73,928)
Inventories - finished goods	105,634	37,987
Prepaid expenses and other current assets	29,160	(815)
Accounts payable – trade	(329,826)	(205,364)
Accounts payable – related parties	(35,017)	159,050
Accrued expenses and other current liabilities	69,104	(360,175)
Deferred revenue	(58,306)	(55,182)
Net cash used in operating activities	(79,176)	(925,533)

Cash flows from investing activities
Change in restricted cash	-	850,002
Website development costs	(67,785)	(51,796)
Net cash (used in) provided by investing activities	(67,785)	798,206

Cash flows from financing activities
Principal payments on equipment leases payable	(27,000)	(23,838)
Proceeds from issuance of notes payable	150,000	500,000
Repayment of notes payable	-	(2,000,000)
Repayment of convertible notes payable	-	(1,000,000)
Proceeds from the sale of common stock	-	2,651,973
Net cash provided by financing activities	123,000	128,135

Net (decrease) increase in cash	(23,961)	808

Cash - beginning of period	67,744	-

Cash - end of period	$43,783	$808

Cash paid for:
Interest	$44,362	$399,374
Taxes	$89	$899

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Continued)

	For the Six Months Ended
	June 30,
	2014	2013
Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$279,380	$261,084
Cashless exercise of warrants into common stock	$-	$9,734
Warrants issued as debt discount in connection with notes payable	$36,000	$315,300
Accrual of contractual dividends on Series B convertible preferred stock	$149,459	$139,680
Deemed dividends on Series B convertible preferred stock	$-	$1,532,722
Common stock and warrants issued in exchange of notes and accounts payable	$-	$3,625,900
Conversion of accounts payable to notes payable	$-	$40,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 15, 2014.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of June 30, 2014, the Company had a working capital deficiency of $5,018,086 and an accumulated deficit of $28,950,810. During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company incurred net losses of $670,683 and $5,489,892, respectively and used cash in operating activities of $79,176 and $1,024,781, respectively.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to June 30, 2014, the Company continues to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations, including the terms of its Loan and Security Agreement (see Note 5), and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, attempt to negotiate the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operation and /or seek reorganization under the U.S. bankruptcy code.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 4, 2013, the Company formed a wholly-owned subsidiary called Pagosa Health LLC (“Pagosa”).  On January 14, 2014, the Company closed Pagosa and decided to focus on its core consumer prescription business. See Note 7.

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

	June 30,
	2014	2013

Options	2,060,034	2,235,650
Warrants	2,567,846	2,798,771
Series B Convertible Preferred Stock	3,714,445	3,438,275
Total potentially dilutive shares	8,342,325	8,472,696

Recently Issued Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's condensed consolidated financial position and results of operations.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2014	2013

Deferred Rent	$41,154	$46,254
Advertising	75,000	75,000
Salaries and Benefits	193,821	132,048
Customer Payables	4,157	39,618
Dividend Payable	149,459	279,380
Accrued Interest	47,241	45,616
Accrued Rent	45,871	-
Other	3,532	3,136
Total	$560,235	$621,052

5. Notes Payable

The Company is a party to a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $750,000 from the Lender (the “Loan”), including $150,000 during six months ended June 30, 2014.  The Loan is evidenced by a promissory note (the “Note”) in the face amount of $750,000 (as amended).  The Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.50% as of June 30, 2014).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Note is payable on March 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.   The Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”).  The Company was in violation of the EBITDAS covenant as of June 30, 2014 and has received a waiver of the violation from the Lender subsequent to June 30, 2014.  As a condition to the waiver, the Company agreed to deliver to the Lender a Deposit Account Control Agreement, which grants the Lender a security interest in certain bank accounts, and agreed to complete a capital infusion of not less than $750,000 by September 30, 2014.  There can be no assurance that such financing will be available, or that management will be able to obtain financing on terms acceptable to the Company.   In addition, the Company and the Lender negotiated certain revisions of the financial covenants for the quarterly periods ending September 30, 2014 and December 31, 2014 and fiscal year ending December 31, 2014.

In connection with the Loan Agreement, the Company granted the Lender five-year warrants to purchase an aggregate of 1,125,000 shares of Common Stock at an exercise price of $0.35 per share, of which 75,000 and 225,000 warrants were issued during the three and six months ended June 30, 2014, respectively.  The warrants contain customary anti-dilution provisions. The warrants had a relative fair value of $402,500, of which $10,000 and $36,000 was established as debt discount during the three and six months ended June 30, 2014, respectively, and will be amortized using the effective interest method over the term of the Note.  The Company amortized $59,265 and $108,701 of the debt discount as interest expense during the three and six months ended June 30, 2014 and $163,564 remained unamortized as of June 30, 2014.  Including the value of warrants issued in connection with Note and subsequent amendments, the Note had an effective interest rate of 40% per annum.

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

The Company recorded amortization of debt discount associated with notes payable of $63,865 and $117,901 for the three and six months ended  June 30, 2014, respectively, and $40,400 and $84,763 for the three and six months ended June 30, 2013, respectively.

6. Stockholders’ Deficiency

Common Stock

On January 15, 2014, the Company issued 21,289 shares of Common Stock to an employee in accordance with an employment agreement.  The fair value of the shares was $10,646 based on the closing price on the date of issuance.

Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company had accrued contractual dividends of $149,459 and $279,380, respectively, related to the Series B convertible preferred stock. On January 1, 2014 and 2013, the Company issued 29,564 and 27,630 shares of Series B convertible preferred stock valued at $279,380 and $261,084, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock owners as payment in kind for dividends.

Stock Options

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $106,352 and $268,851 for the three and six months ended June 30, 2014, respectively, and $13,799 and $326,243 for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014, stock-based compensation expense related to stock options of $1,325,510  remains unamortized, including $433,941 which is being amortized over the weighted average remaining period of 1.4 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

A summary of the stock option activity during the six months ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2014	2,543,150	$2.37
Granted	-	-
Exercised	-	-
Forfeited	(483,116)	2.21
Outstanding, June 30, 2014	2,060,034	$2.40	6.4	$-

Exercisable, June 30, 2014	1,002,356	$3.02	5.3	$-

The following table presents information related to stock options at June 30, 2014:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.30 - $2.20	$0.84	951,617	$1.24	6.6	231,606
$2.21 - $3.80	3.23	757,750	2.95	3.5	507,750
$3.81 - $6.99	4.88	350,667	4.74	7.3	263,000
	$2.40	2,060,034	$3.02	5.3	1,002,356

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Risk free interest rate	1.69% to 2.13%	0.74%	1.69% to 2.13%	0.87%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	171.0% to 183.0%	166.0%	171.0% to 183.0%	164.3%
Expected life in years	5.0	5.0	5.0	5.0

Grants

See Note 5 – Notes Payable for details regarding warrants granted in connection with the issuances of notes payable.

The weighted average fair value of the stock warrants granted during the three and six months ended June 30, 2014, was $0.17 and $0.21 per share, respectively.

Stock-based compensation expense related to warrants for the three and six months ended June 30, 2014 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $(852) and $(588), respectively, and $9,587 and $514,364 for the three and six months ended June 30, 2013, respectively.  As of June 30, 2014, stock-based compensation expense related to warrants of $578,831 remains unamortized, including $1,991 which is being amortized over the weighted average remaining period of 1.3 years.  The remaining grant date value of $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the six months ended June 30, 2014 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2014	2,342,846	$0.96
Granted	225,000	$0.35
Exercised	-	$-
Forfeited	-	-
Outstanding, June 30, 2014	2,567,846	$0.91	3.5	$-

Exercisable, June 30, 2014	2,317,846	$0.69	3.6	$-

The following table presents information related to stock warrants at June 30, 2014:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.25 - $0.35	$0.28	1,975,000	$0.28	3.9	1,975,000
$0.36 - $3.00	2.91	562,846	2.91	2.2	312,846
$3.01 - $4.95	4.95	30,000	4.95	3.3	30,000
$0.25 - $4.95	$0.91	2,567,846	$0.69	3.6	2,317,846

Services Contributed

Effective January 1, 2013 through April 30, 2014, an executive officer of the Company waived payment for services contributed.  As a result, the Company imputed the value of the services contributed based on a compensation rate previously approved by the Compensation Committee and recorded salary expense of $29,167 and $116,667 for the three and six months ended June 30, 2014, respectively, with a corresponding credit to stockholders’ deficiency.  On April 28, 2014, the Compensation Committee approved the payment of an annual salary of $150,000 to the Company’s Chief Executive Officer, effective May 1, 2014.

7. Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement for approximately 62,000 square feet of office and storage space with an entity.  The monthly lease rate is $10,671 for years 2014 and 2015 and $11,975 in year 2016.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The lease expires on January 1, 2017. Deferred rent payable of $41,154 and $46,254 as of June 30, 2014 and December 31, 2013, respectively, has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa Health and vacated the Lawrenceburg facility. The Company is currently in discussions with the Landlord regarding termination of the lease related to the building.   The present value of the remaining lease payments of $45,871 was expensed during the six months ended June 30, 2014, and is reflected as a component of accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2014.

Future minimum payments, by year and in the aggregate, under operating leases as of June 30, 2014 are as follows:

For years ending December 31,	Amount

2014	$70,026
2015	$140,052
2016	$155,700
2017	$12,000
2018	$5,000
Total future minimum lease payments	$382,778

During the three and six months ended June 30, 2014, the Company recorded aggregate rent expense of $94,091 and $143,319, respectively, and $47,617 and $93,336 during the three and six months ended June 30, 2013, respectively.

Litigation

In the ordinary course of business, the Company may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. The Company’s management does not presently expect that any such matters will have a material adverse effect on the Company’s condensed consolidated financial condition or condensed consolidated results of operations. The Company is not currently involved in any pending or threatened material litigation or other material legal proceedings nor has the Company been made aware of any penalties from regulatory audits, except as described below.

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that the Company had breached the terms of certain incentive options the Company granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for us in connection with our purchase of shares of our Common Stock from Plaintiffs in September 2011.  On July 19, 2012, the Company and Mr. Peppel filed an answer and counterclaim for breach of contract, alleging that Plaintiffs breached consulting agreements with the Company and undertook a series of actions that damaged and hurt the Company.  On July 24, 2012, the Company filed a complaint against Dennis Smith for breach of contract in the Hamilton County, Ohio Court of Common Pleas, which action was consolidated with the earlier case.  Plaintiffs filed an answer in response to the counterclaim, and Dennis Smith filed an answer in response to the Company’s complaint.  On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.    On March 24, 2014, all parties filed motions for summary judgment: (i) the Company and Mr. Peppel moved for summary judgment on all claims asserted by Plaintiffs, (ii) Dennis B. Smith and Counterclaim Defendants and Plaintiffs moved for summary judgment on the Company’s claims for breach of contract, and (iii) Plaintiffs moved for partial summary judgment on their claim for declaratory relief that the Company breached the terms of a stock option agreement. Trial of the case is currently scheduled for November  2014.  The Company denies all of the Plaintiffs’ claims and intend to contest this matter vigorously.

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

8. Concentrations

During the three months ended June 30, 2014, two vendors represented 74% and 12% of total inventory purchases, and 64% and 14% of total inventory purchases for the six months ended June 30, 2014.  During the three months ended June 30, 2013, two vendors represented 35% and 12% of total inventory purchases, and 33% and 11% of total inventory purchases for the six months ended June 30, 2013.  One vendor represented 30% and 28% of the accounts payable balance as of June 30, 2014 and 2013, respectively.

9. Related Party Transactions

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns over 5% of the Company’s Common Stock received advances from the Company in various forms which totaled $391,469 including interest.  Principal repayments towards the outstanding advances aggregating $235,000 have been made through June 30, 2014.  In April 2012, this employee voluntarily resigned from the Company. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. The amount has been included in Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At June 30, 2014 and December 31, 2013, the Company estimated the value of the collateral at $4,286 and $9,001, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the “Company”) as of June 30, 2014 and December 31, 2013 and for the three months and six months ended June 30, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014.

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

Results of Operations

For The Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	For three months ended	% of	For three months ended	% of
	Ended June 30, 2014	Revenue	Ended June 30, 2013	Revenue

Net sales	$1,462,454	100.0%	$2,674,761	100.0%
Cost of sales	590,894	40.4%	1,339,120	50.1%
Gross profit	871,560	59.6%	1,335,641	49.9%
Selling, general & administrative	1,150,985	70.9%	1,546,446	99.0%
Loss from operations	(279,425)	(19.1%)	(210,805)	(7.9%)
Loss on extinguishment of debt	-	0.0%	-	0.0%
Interest expense	(85,617)	(5.9%)	(58,182)	(2.2%)
Net loss	$(365,042)	(25.0%)	$(268,987)	(10.1%)

Net Sales

For three months ended	%	$	For three months ended
June 30, 2014	Change	Change	June 30, 2013

$1,462,454	(45.3%)	$(1,212,307)	$2,674,761

Net sales for the three months ended June 30, 2014 declined to $1,462,454 from $2,674,761 during the three months ended June 30, 2013, a decrease of $1,212,307, or 45.3% due to the reduction in business to business sales and cash flow constraints.  Due to cash flow constraints, we were unable expand our advertising efforts to grow our core online prescription business and we were not able to maintain over-the-counter inventories to satisfy incoming orders. As a result, over-the-counter and prescription sales decreased by $801,930 and $396,926, respectively.  The inability to maintain over-the-counter inventory levels has prompted negative customer reviews that contributed to the decline in sales.  Management has taken steps to narrow its product line, particularly on over-the-counter products, and set new stocking levels for these items to improve order fill rates of higher volume over-the-counter products.   In addition, customer support personnel are responsible for proactively calling customers after prescription orders are received to obtain the required copies of the prescriptions, in order to process the order and improve the Company’s order conversion rate.  Since the implementation of these efforts, customer reviews as surveyed by an independent third party service have been positive relative to the ease of doing business, competitive pricing and responsive customer service.

Cost of Sales and Gross Margin

	For three months ended	%	$	For three months ended
	June 30, 2014	Change	Change	June 30, 2013

Cost of sales	$590,894	(55.9%)	(748,226)	$1,339,120

Gross margin $	$871,560	(34.7%)	(464,081)	$1,335,641

Gross margin %	59.6%	19.3%	9.7%	49.9%

Cost of sales were $590,894 for the three months ended June 30, 2014 as compared to $1,339,120 for the three months ended June 30, 2013, a decrease of $748,226, or 55.9%, primarily as a result of a reduction in order volume and improvement in our costs associated with improved vendor purchasing agreements. Gross margin percentage increased from 49.9% for the three months ended June 30, 2013 to 59.6% for the three months ended June 30, 2014, primarily due to the improved costs discussed above, the elimination of unprofitable business relations,  the reduction of lower-margin business to business sales relative to total sales and efforts to improve profitability across the entire product line.  Management will continue to focus efforts on promoting and offering its higher margin product lines as part of the narrowing of its product offering.

Selling, General and Administrative Expenses

	For three months ended	%	$	For three months ended
	June 30, 2014	Change	Change	June 30, 2013

S,G&A	$1,150,985	(25.6%)	$(395,461)	$1,546,446

% of sales	78.7%			57.8%

Selling, general and administrative expenses totaled $1,150,985 for the three months ended June 30, 2014 compared to $1,546,446 for the three months ended June 30, 2013, a decrease of $395,461, or 25.6%.  Selling, general and administrative expenses as a percentage of sales increased to 78.7% from 57.8 % for the three months ended June 30, 2014 and 2013, respectively, as the 45.3% decline in sales was higher than the decline in selling, general and administrative expenses of 25.6%.  The three months ended June 30, 2014 expense decreases included (a) a decrease in legal expense of $145,225 (primarily due to litigation in 2013); (b) a reduction in salary and contract labor expense of $194,932 (primarily related to headcount reductions and lower compensation levels);  (c) a decrease in freight and shipping supply expense of $104,402 (primarily due to the reduction in the order volume); and (d) a decrease in health benefit expense of $49,371 (due to higher employee contributions).  These reductions were partially offset by (a) an increase in stock based compensation of $82,113 (significant forfeitures of unvested options in the second quarter of 2013) and (b) an increase in rent expense of $46,473 (related to recognition of the present value of the remaining Pagosa lease payments).  We expect that our selling, general and administrative expenses, specifically legal and professional fees, will continue to decrease over time as our outstanding litigation is resolved and our internal controls over financial reporting will reduce our reliance on outside consulting and accounting professionals.  We also expect to continue to benefit from the significant reduction in salary and related expense for the remainder of 2014.

Other Income and Expense

Interest expense increased from $58,182 in the three months ended June 30, 2013 to $85,617 in the three months ended June 30, 2014, an increase of $27,435, or 47%, primarily due to higher notes payable balances.

For The Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	For six months ended	% of	For six months ended	% of
	Ended June 30, 2014	Revenue	Ended June 30, 2013	Revenue

Net sales	$3,179,418	100.0%	$5,084,677	100.0%
Cost of sales	1,322,302	41.6%	2,574,276	50.6%
Gross profit	1,857,116	58.4%	2,510,401	49.4%
Selling, general & administrative	2,368,646	70.9%	3,935,549	99.0%
Loss from operations	(511,530)	(16.1%)	(1,425,148)	(28.0%)
Loss on extinguishment of debt	-	0.0%	(2,792,900)	(54.9%)
Interest expense	(159,153)	(5.0%)	(129,305)	(2.5%)
Net loss	$(670,683)	(21.1%)	$(4,347,353)	(85.5%)

Net Sales

For six months ended	%	$	For six months ended
June 30, 2014	Change	Change	June 30, 2013

$3,179,418	(37.5%)	$(1,905,259)	$5,084,677

Net sales for the six months ended June 30, 2014 declined to $3,179,418 from $5,084,677, a decrease of $1,905,259, or 37.5% due to the reduction in business to business sales and cash flow constraints.  Due to cash flow constraints, we were unable expand our advertising efforts to grow our core online prescription business and we were not able to maintain over-the-counter inventory levels to satisfy incoming orders. As a result, over-the-counter and prescription sales decreased by $1,139,572 and $719,071, respectively.  Management has taken steps to narrow its product line, particularly on over-the-counter products, and set new stocking levels for these items to improve order fill rates of higher volume over-the-counter products.   In addition, customer support personnel are responsible for proactively calling customers after prescription orders are received to obtain the required copies of the prescriptions, in order to process the order and improve the Company’s order conversion rate.  Since the implementation of these efforts, customer reviews as surveyed by an independent third party service have been positive relative to the ease of doing business, competitive pricing and responsive customer service.

Cost of Sales and Gross Margin

	For six months ended	%	$	For six months ended
	June 30, 2014	Change	Change	June 30, 2013

Cost of sales	$1,322,302	(48.6%)	(1,251,974)	$2,574,276

Gross margin $	$1,857,116	(26.0%)	(653,285)	$2,510,401

Gross margin %	58.4%	18.3%	9.0%	49.4%

Cost of sales were $1,322,302 for the six months ended June 30, 2014 as compared to $2,574,276 for the six months ended June 30, 2013, a decrease of $1,251,974, or 48.6%, primarily as a result of a reduction in order volume and improvement in our costs associated with improved vendor purchasing agreements. Gross margin percentage increased from 49.4% for the six months ended June 30, 2013 to 58.4% for the six months ended June 30, 2014, primarily due to the improved cost discussed above, the elimination of unprofitable business relations, the reduction of lower-margin business to business sales relative to total sales and efforts to improve profitability across the entire product line.  Management will continue to focus efforts on promoting and offering its higher margin product lines as part of the narrowing of its product offering.

Selling, General and Administrative Expenses

	For six months ended	%	$	For six months ended
	June 30, 2014	Change	Change	June 30, 2013

S,G&A	$2,368,646	(39.8%)	$(1,566,903)	$3,935,549

% of sales	74.5%			77.4%

Selling, general and administrative expenses totaled $2,368,646 for the six months ended June 30, 2014 compared to $3,935,549 for the six months ended June 30, 2013, a decrease of $1,566,903, or 39.8%.  Selling, general and administrative expenses as a percentage of sales decreased to 74.5% from 77.4 % for the six months ended June 30, 2014 and 2013, respectively, as the 39.8% reduction of selling, general and administrative expenses exceeded the reduction of sales of 37.5%.  The six months ended June 30, 2014 expense decreases included (a) a decrease in legal expense of $289,008 (primarily due to litigation in 2013); (b) a decrease in warrants expense of $487,200 related to capital raise of 2013; (c) a decrease in stock based compensation of $85,145 (primarily due to a reduction in options outstanding);  (c) a reduction in salary and contract labor expense of $379,694 (primarily due to a reduction in headcount and compensation levels); (d) a decrease in freight and shipping supply expense of $186,660 (primarily due to the reduction in the order volume); and (e) a decrease in health benefit expense of $90,677 (due to higher employee contributions).  These reductions were partially offset by (a) an increase in rent expense of $49,983 (related to recognition of the present value of the remaining Pagosa lease payments); (b) a loss on the Employee Equity advance of $49,431 (due to decrease in collateral value); and (c) an increase in accounting fees of $46,090 (due to timely filing of SEC reports in 2014).  We expect that our selling, general and administrative expenses, specifically legal and professional fees, will continue to decrease over time as our outstanding litigation is resolved and our internal controls over financial reporting will reduce our reliance on outside consulting and accounting professionals.  We also expect to continue to benefit from the significant reduction in salary and related expense for the remainder of 2014.

Loss on Extinguishment

During the six months ended June 30, 2013, we recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the equity securities issued as compared to the carrying value of the liabilities that were exchanged.

Other Income and Expense

Interest expense increased from $129,305 in the six months ended June 30, 2013 to $159,153 in the six months ended June 30, 2014, an increase of $29,848, or 23%, primarily due to higher notes payable balances.

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net loss	$(365,042)	$(268,987)	$(670,683)	$(4,347,353)
Non-GAAP adjustments:
Loss on extinguishment of debt	-	-	-	2,792,900
Interest expense	85,617	58,182	159,153	129,305
Depreciation and amortization	42,266	35,847	83,887	71,693
Warrants issued to 2012 investors	-	-	-	487,200
Imputed value of contributed services	29,167	87,500	116,667	175,000
Stock-based compensation	105,500	23,386	268,263	353,407
Change in fair value of collateral securing
employee advances	6,429	(13,188)	4,715	-
Adjusted EBITDAS	$(96,063)	$(77,260)	$(37,998)	$(337,848)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2014 and 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of June 30, 2014 we had a working capital deficiency of $5,018,086 and an accumulated deficit of $28,950,810.  During the six months ended June 30, 2014 and the year ended December 31, 2013, we incurred net losses of $670,683 and $5,489,892 and used cash in operating activities of $79,176 and $1,024,781, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to June 30, 2014, we continue to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

We recognize that we will need to raise additional capital in order to fund operations, meet our payment obligations (including the terms of its Loan and Security Agreement discussed in Note 5 of the Company’s condensed consolidated financial statements), including the redemption of the Series C Redeemable Preferred Stock, and execute our business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us and whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, extend note repayments, extend the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If we are unable to obtain financing on a timely basis, we could be forced to sell our assets, discontinue our operations and/or seek reorganization under the U.S. bankruptcy code.

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

As of June 30, 2014 and December 31, 2013, the Company had cash on hand of $47,783 and $67,744, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the six months ended June 30, 2014, cash flows included net cash used in operating activities of $79,176.  This amount included a decrease in operating cash related to a net loss of $670,683, partially offset by aggregate non-cash adjustments of $549,975, plus aggregate cash provided by changes in operating assets and liabilities of $41,532 (primarily a result of a reduction of receivables and inventory offset by a reduction of accounts payable).  For the six months ended June 30, 2013, cash flows included net cash used in operating activities of $925,533. This amount included a decrease in operating cash related to a net loss of $4,347,353 partially offset by aggregate non-cash adjustments of $3,920,247 and aggregate cash used by changes in operating assets and liabilities of $498,427 (primarily prepaid and accrued expenses).

For the six months ended June 30, 2014, net cash utilized by investing activities was $67,785 related to capitalized web development costs.  For the six months ended June 30, 2013, net cash provided by investing activities was $798,206 due to due to releasing $850,002 of cash provided by investors from escrow (restricted cash) partially offset by capitalized web development costs of $51,796.

For the six months ended June 30, 2014, net cash provided by financing activities was $123,000 related to $150,000 of proceeds from the issuance of a notes payable offset by principal payment on equipment leases of $27,000.  For the six months ended June 30, 2013, net cash provided by financing activities was $128,135.  Cash was provided by $2,526,973 of proceeds from a private placement offering (which excludes $850,002 of cash received during 2012 but closed on during the six months ended June 30, 2013), $500,000 of proceeds from the issuance of notes payable and $125,000 of private placement deposits, partially offset by repayments of notes payable, convertible notes payable and equipment lease payments of $2,000,000, $1,000,000 and $23,838, respectively.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on April 15, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's condensed consolidated financial position and results of operations.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2013 (see Form 10-K filed with the SEC on April 15, 2014), which is an integral component of our disclosure controls and procedures. We are working with the third-party financial and operational consultants to continue to develop and implement the appropriate operating procedures to mitigate the weaknesses related to the separation of duties, proper approvals and timely and accurate financial information. The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve the integration of its financial consolidation and reporting system.  The directors also plan to pursue the employment of a permanent Chief Financial Officer as the Company’s operations and liquidity position improve.

 However, certain material weaknesses were not remediated during the three months ended June 30, 2014. As a result, our management has concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Recent Repurchases of Common Stock

There were no repurchases of our Common Stock during the quarter ended June 30, 2014. The Company does not currently have an announced repurchase program.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are provided:

Exhibit No.	Description

5.1	Amendment to Amended and Restated Promissory Note dated August 18, 2014

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Dcoument *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2014	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer