Form 10-Q
period 2014-09-30
HealthWarehouse.com, Inc.
filed 2014-11-14
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

There were 37,570,383  shares of Common Stock outstanding as of November 13, 2014.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets

Current assets:
Cash	$505,058	$67,744
Restricted cash	650,074	-
Accounts receivable, net of allowance of $50,957 and $250,828 as of September 30, 2014
and December 31, 2013	149,189	307,211
Inventories - finished goods, net	140,336	277,300
Prepaid expenses and other current assets	72,125	59,143
Total current assets	1,516,782	711,398
Property and equipment, net of accumulated depreciation of $665,238 and $576,590 as of
September 30, 2014 and December 31, 2013	535,986	624,634
Web development costs, net of accumulated amortization of $53,205 and $14,643 as of
September 30, 2014 and December 31, 2013	143,218	83,780
Total assets	$2,195,986	$1,419,812

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,938,264	$3,310,000
Accounts payable – related parties	48,674	83,691
Accrued expenses and other current liabilities	922,352	621,052
Deferred revenue	4,121	95,792
Current portion of equipment lease payable	62,440	56,323
Notes payable and other advances, net of debt discount of $103,299 as of September 30, 2014	646,701	-
Note payable and other advances – related parties	73,095	78,095
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
September 30, 2014 and December 31, 2013 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	5,695,647	5,244,953

Long term liabilities:
Notes payable, net of debt discount of $19,933 as of September 30, 2014 and $269,998 as of
December 31, 2013	80,067	430,002
Long term portion of equipment lease payable	62,578	109,964
Total long term liabilities	142,645	539,966
Total liabilities	5,838,292	5,784,919

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of September 30, 2014 and December 31, 2013 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 451,879 and 422,315 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively (aggregate
liquidation preference of $4,494,445 and $4,270,257 as of September 30, 2014 and	452	422
December 31, 2013, respectively)
Common stock – par value $0.001 per share; authorized 50,000,000 shares (see Note 10) ; 36,416,262 and
27,708,303 shares issued and 35,237,050 and 26,529,091 shares outstanding as of September 30, 2014
and December 31, 2013, respectively	36,417	27,708
Additional paid-in capital	29,300,622	27,166,147
Employee advances	(4,286)	(9,001)
Treasury stock, at cost, 1,179,212 shares as of September 30, 2014 and December 31, 2013	(3,419,715)	(3,419,715)
Accumulated deficit	(29,555,796)	(28,130,668)
Total stockholders’ deficiency	(3,642,306)	(4,365,107)
Total liabilities and stockholders’ deficiency	$2,195,986	$1,419,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$1,474,986	$2,399,256	$4,654,404	$7,483,933

Cost of sales	600,840	1,196,303	1,923,142	3,770,579

Gross profit	874,146	1,202,953	2,731,262	3,713,354

Operating expenses:

Selling, general and administrative expenses	1,317,775	2,166,749	3,686,421	6,102,298

Loss from operations	(443,629)	(963,796)	(955,159)	(2,388,944)

Other income (expense):
Loss on extinguishment of debt	-	-	-	(2,792,900)
Interest expense	(86,628)	(57,333)	(245,781)	(186,638)
Total other expense	(86,628)	(57,333)	(245,781)	(2,979,538)

Net loss	(530,257)	(1,021,129)	(1,200,940)	(5,368,482)

Preferred stock:
Series B convertible contractual dividends	(74,730)	(69,840)	(224,189)	(209,520)
Series B convertible deemed dividends	-	-	-	(1,532,722)

Loss attributable to common stockholders	$(604,987)	$(1,090,969)	$(1,425,129)	$(7,110,724)

Per share data:
Net loss – basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.24)
Series B convertible contractual dividends	(0.00)	(0.00)	(0.01)	(0.01)
Series B convertible deemed dividends	-	-	-	(0.07)

Net loss attributable to common stockholders - basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.32)

Weighted average number of common shares outstanding - basic
and diluted	29,949,512	26,101,517	27,694,705	22,347,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30
	2014	2013
Cash flows from operating activities
Net loss	$(1,200,940)	$(5,368,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(50,036)	45,297
Provision for employee advance reserve	4,715	(13,268)
Depreciation and amortization	127,211	114,874
Stock-based compensation	502,408	476,096
Warrants issued to 2012 private placement investors	-	487,200
Loss on extinguishment of notes and accounts payable	-	2,792,900
Imputed value of services contributed	116,667	262,500
Amortization of debt discount	182,766	125,163
Changes in operating assets and liabilities:
Accounts receivable	208,058	(100,240)
Inventories - finished goods	136,964	2,957
Prepaid expenses and other current assets	(12,982)	(30,133)
Accounts payable – trade	(371,735)	362,064
Accounts payable – related parties	(35,017)	174,321
Accrued expenses and other current liabilities	356,491	(251,615)
Deferred revenue	(91,671)	39,128
Net cash used in operating activities	(127,101)	(881,238)

Cash flows from investing activities
Change in restricted cash	(650,074)	850,002
Website development costs	(98,001)	(68,590)
Net cash (used in) provided by investing activities	(748,075)	781,412

Cash flows from financing activities
Principal payments on equipment leases payable	(41,269)	(36,262)
Proceeds from issuance of notes payable	150,000	500,000
Repayment of notes payable and other advances – related parties	(5,000)	(2,017,905)
Repayment of convertible notes payable	-	(1,000,000)
Proceeds from the sale of common stock	1,208,759	2,651,973
Proceeds from notes payable and other advances – related parties	-	56,000

Net cash provided by financing activities	1,312,490	153,806

Net increase in cash	437,314	53,980

Cash - beginning of period	67,744	-

Cash - end of period	$505,058	$53,980

Cash paid for:
Interest	$65,395	$416,369
Income Taxes	$-	$899

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Continued)

	For the Nine Months Ended
	September 30,
	2014	2013
Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$279,380	$261,084
Cashless exercise of warrants into common stock	$-	$10,342
Warrants issued as debt discount in connection with notes payable	$36,000	$315,300
Accrual of contractual dividends on Series B convertible preferred stock	$224,189	$209,520
Deemed dividends on Series B convertible preferred stock	$-	$1,532,722
Common stock and warrants issued in exchange of notes and accounts payable	$-	$3,625,900
Conversion of accounts payable to notes payable	$-	$40,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 15, 2014.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of September 30, 2014, the Company had a working capital deficiency of $4,178,865 and an accumulated deficit of $29,555,796. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company incurred net losses of $1,200,940 and $5,489,892, respectively and used cash in operating activities of $127,101 and $1,024,781, respectively.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to September 30, 2014, the Company (a) completed the second phase of its private placement offering for an aggregate of $350,000 of gross proceeds and (b) continues to incur net losses and use cash in operating activities.  The funds from the private placement offering have improved the Company’s the current cash and working capital constraints; however, the funds are not sufficient to satisfy its current obligations.

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

The Company recognizes it will need to raise additional capital in order to meet its payment obligations, including the terms of its Loan and Security Agreement (see Note 5), and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, attempt to negotiate the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operation and /or seek reorganization under the U.S. bankruptcy code.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets and the valuation of equity instruments and debt discounts.

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

	September 30,
	2014	2013

Options	2,601,700	2,188,650
Warrants	8,032,378	2,192,846
Series B Convertible Preferred Stock	4,844,143	3,438,275
Total potentially dilutive shares	15,478,221	7,819,771

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitiy’s Ability to Continue as a Going Concern” (“ASU 2014-15”).    ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this pronouncement is not expected to have a material impact on its condensed consolidated financial statements.

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

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2014	2013

Deferred Rent	$38,603	$46,254
Advertising	75,000	75,000
Salaries and Benefits	120,817	132,048
Customer Payables	456	39,618
Dividend Payable	224,188	279,380
Shares issuable	350,080	-
Accrued Interest	48,055	45,616
Accrued Rent	46,604	-
Other	18,549	3,136
Total	$922,352	$621,052

5. Notes Payable

The Company is a party to a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $750,000 from the Lender (the “Loan”), including $150,000 during the nine months ended September 30, 2014.  The Loan is evidenced by a promissory note (the “Note”) in the face amount of $750,000 (as amended).  The Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.50% as of September 30, 2014).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Note is payable on March 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.   The Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”).

In connection with the Loan Agreement, the Company granted the Lender five-year warrants to purchase an aggregate of 1,125,000 shares of Common Stock at an exercise price of $0.35 per share, of which 225,000 warrants were issued during the nine months ended September 30, 2014.  The warrants contain customary anti-dilution provisions. The warrants had an aggregate relative fair value of $402,500, of which $36,000 was established as debt discount during the nine months ended September 30, 2014 and will be amortized using the effective interest method over the term of the Note.    Including the value of warrants issued in connection with Note and subsequent amendments, the Note had an effective interest rate of 40% per annum.

The Company granted the Lender a first, priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the Loan, including a Deposit Account Control Agreement, which grants the Lender a security interest in certain bank accounts.  The Loan Agreement contains customary negative covenants restricting the Company’s ability to take certain actions without the Lender’s consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. Upon the occurrence of an event of default, the Lender has the right to impose interest at a rate equal to five percent (5.0%) per annum above the otherwise applicable interest rate (the “Default Rate”). The repayment of the Loan may be accelerated prior to the maturity date upon certain specified events of default, including failure to pay, bankruptcy, breach of covenant, and breach of representations and warranties.

The Company recorded amortization of debt discount associated with notes payable of $64,865 and $182,766 for the three and nine months ended  September 30, 2014, respectively, and $40,400 and $125,163 for the three and nine months ended September 30, 2013, respectively.

6. Stockholders’ Deficiency

Common Stock

On January 15, 2014, the Company issued 21,289 shares of Common Stock to an employee in accordance with an employment agreement.  The fair value of the shares was $10,646 based on the closing price on the date of issuance which was recorded as stock based compensation expense during the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, pursuant to a private placement offering of units that commenced on July 25, 2014 (the “Private Placement”), the Company received an aggregate of $1,303,000 of gross proceeds (net of expenses of $94,241) related to the sale of 8,686,670 units at a price of $0.15 per unit.  Each unit consists of (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase one-half share of the Company’s common stock at an exercise price of $0.30 per share, such that warrants to purchase an aggregate of 4,343,332 shares of common stock were issued.  The aggregate fair value of the warrants as of the issuance date was $961,133.  The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated by U.S. GAAP and determined that such warrants met the criteria for equity classification.  Proceeds from the sale of the units are to be used to fund the Company’s initiatives in the areas of marketing, and website improvement and development, inventory and for general working capital purposes.

During the three months ended September 30, 2014, the Company granted certain options and warrants which, upon settlement, may have exceeded the limit on the authorized number of shares of common stock.  The Company follows a sequencing policy for which in the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of earliest issuance date of potentially dilutive instruments with the earliest grants receiving first allocation of shares.  The Company evaluated such instruments as of September 30, 2014 and determined that the fair value of such instruments at the date of issuance and the change in fair value as of September 30, 2014 was determined to have a de minimus impact on the Company’s condensed consolidated financial statements.  Subsequent to September 30, 2014, the Company obtained stockholder approval to increase the number of authorized shares of common stock of the Company from 50,000,000 to 100,000,000.  See Note 10.

Preferred Stock

As of September 30, 2014 and December 31, 2013, the Company had accrued contractual dividends of $224,189 and $279,380, respectively, related to the Series B convertible preferred stock. On January 1, 2014 and 2013, the Company issued 29,564 and 27,630 shares of Series B convertible preferred stock valued at $279,380 and $261,084, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock owners as payment in kind for dividends.

As of December 31, 2013 and August 25, 2014, Series B holders were entitled to convert into 8.22 and 10.72 shares, respectively, of the Company’s common stock for each share of Series B Preferred Stock due to the anti-dilution provision. The anti-dilution provision represents a contingent beneficial conversion feature.  As of September 30, 2014, an incremental 2,584,748 shares of common stock are issuable at conversion of the Series B Convertible Preferred Stock as compared to the original terms.   Using the commitment date common stock price in effect, the commitment date value of the incremental shares is $6,524,652. However, recognition of beneficial conversion features is limited to the aggregate gross proceeds allocated to the preferred stock of $3,479,068 (451,879 shares of Series B Convertible Preferred Stock times $9.45 per share less the proceeds allocated to the warrants of $791,188) less the $3,199,689 beneficial conversion feature previously recognized. Due to these limitations, no beneficial conversion feature related to the incremental shares was recognized during the three and nine months ended September 30, 2014.

Stock Options

Valuation

In applying the Black-Scholes option pricing model to stock options, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Risk free interest rate	0.97% to 1.75%	n/a	0.97% to 1.75%	1.13% to 1.50%
Dividend yield	0.00%	n/a	0.00%	0.00%
Expected volatility	190.0%	n/a	190.0%	166.0% to 175.0%
Expected life in years	3.0 to 5.5	n/a	3.0 to 5.5	6.0

Grants

The weighted average fair value of the stock options granted during the nine months ended September 30, 2014 and 2013 was $0.17 and $1.17 per share, respectively.  The weighted average fair value of the stock options granted during the three months ended September 30, 2014 was $0.17 per share.  There were no stock options granted during the three months ended September 30, 2013.

On August 27, 2014, the Company granted options to directors of the Company to purchase an aggregate of 345,000 shares of common stock under the 2009 Plan at an exercise price of $0.16 per share for an aggregate grant date value of $53,838.  The options vest on November 30, 2014 and have a term of ten years.

On August 27, 2014, the Company also granted options to an Officer of the Company to purchase an aggregate of 250,000 shares of common stock under the 2009 Plan at an exercise price of $0.18 per share for an aggregate grant date value of $35,825.  The options vest over a one year period and have a term of five years.

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $99,940 and $358,144 for the three and nine months ended September 30, 2014, respectively, and $143,113 and $469,356 for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014, stock-based compensation expense related to stock options of $1,259,673 remains unamortized, including $368,104 which is being amortized over the weighted average remaining period of 1.1 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

A summary of the stock option activity during the nine months ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2014	2,543,150	$2.37
Granted	595,000	0.17
Exercised	-	-
Forfeited	(536,450)	2.37
Outstanding, September 30, 2014	2,601,700	$1.86	6.5	$-

Exercisable, September 30, 2014	1,002,689	$3.07	5.1	$-

The following table presents information related to stock options at September 30, 2014:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.16 - $2.20	$0.56	1,527,950	$1.18	6.6	212,939
$2.21 - $3.80	3.23	757,750	2.95	3.3	507,750
$3.81 - $6.99	4.88	316,000	4.72	7.2	282,000
	$1.86	2,601,700	$3.07	5.1	1,002,689

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Risk free interest rate	1.69% to 2.32%	n/a	1.69% to 2.52%	0.87%
Dividend yield	0.00%	n/a	0.00%	0.00%
Expected volatility	189% to 190%	n/a	171.0% to 190.0%	164.3%
Expected life in years	5.0	n/a	5.0	5.0

Grants

The weighted average fair value of the stock warrants granted during the nine months ended September 30, 2014 and 2013, was $0.23 and $1.36 per share, respectively.  The weighted average fair value of the stock warrants granted during the three months ended September 30, 2014 was $0.22.

On August 25, 2014, the Company granted vested five-year warrants to purchase an aggregate of 521,200 shares of common stock at an exercise price of $0.15 per share to a consultant related to the completion of the Private Placement.  The warrants had an issuance date fair value of $116,681 which was charged to Additional Paid in Capital since they were directly related to the Private Placement.

On August 25, 2014, the Company granted vested five-year warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.25 per share to a consultant.  The warrants had an issuance date fair value of $133,225 which was expensed immediately.

Aggregate stock-based compensation expense related to warrants for the three and nine months ended September 30, 2014 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $134,205 and $133,618, respectively, and $20,424 and $493,940 for the three and nine months ended September 30, 2013, respectively.  As of September 30, 2014, stock-based compensation expense related to warrants of $578,762 remains unamortized, including $1,922 which is being amortized over the weighted average remaining period of 1.0 years.  The remaining grant date value of $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the nine months ended September 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2014	2,342,846	$0.96
Granted	5,689,532	0.28
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2014	8,032,378	$0.48	4.5	$20,848

Exercisable, September 30, 2014	7,782,378	$0.40	4.5	$20,848

The following table presents information related to stock warrants at September 30, 2014:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.15 - $0.35	$0.28	7,439,532	$0.28	4.7	7,439,532
$0.36 - $3.00	2.91	562,846	2.91	2.0	312,846
$3.01 - $4.95	4.95	30,000	4.95	3.1	30,000
$0.15 - $4.95	$0.48	8,032,378	$0.40	4.5	7,782,378

Services Contributed

Effective January 1, 2013 through April 30, 2014, an executive officer of the Company waived payment for services contributed.  As a result, the Company imputed the value of the services contributed based on a compensation rate previously approved by the Compensation Committee and recorded salary expense of $116,667 for the nine months ended September 30, 2014, with a corresponding credit to stockholders’ deficiency.  On April 28, 2014, the Compensation Committee approved the payment of an annual salary of $150,000 to the Company’s Chief Executive Officer, effective May 1, 2014.

7. Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement for approximately 62,000 square feet of office and storage space with an entity.  The monthly lease rate is $10,671 for years 2014 and 2015 and $11,975 in year 2016.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The lease expires on January 1, 2017. Deferred rent payable of $38,603 and $46,254 as of September 30, 2014 and December 31, 2013, respectively, has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa Health and vacated the Lawrenceburg facility. The Company is currently in discussions with the Landlord regarding termination of the lease related to the building.   The present value of the remaining lease payments of $46,604 was expensed during the nine months ended September 30, 2014, and is reflected as a component of accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2014.

Future minimum payments, by year and in the aggregate, under operating leases as of September 30, 2014 are as follows:

For years ending December 31,	Amount

2014	$35,013
2015	140,052
2016	155,700
2017	12,000
2018	5,000
Total future minimum lease payments	$347,765

During the three and nine months ended September 30, 2014, the Company recorded aggregate rent expense of $66,820 and $210,140, respectively, and $47,921 and $141,257 during the three and nine months ended September 30, 2013, respectively.

Shares Issuable

              As of September 30, 2014, the Company held funds of $350,080 in escrow related to the second phase of a private offering.  Upon the closing of the second phase on October 23, 2014, the Company issued 2,333,333 shares of common stock and 1,166,666 warrants to purchase additional shares of common stock to the new investors and the funds were released from escrow.  See Note 10.

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

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that the Company had breached the terms of certain incentive options the Company granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for us in connection with our purchase of shares of our Common Stock from Plaintiffs in September 2011.  On July 19, 2012, the Company and Mr. Peppel filed an answer and counterclaim for breach of contract, alleging that Plaintiffs breached consulting agreements with the Company and undertook a series of actions that damaged and hurt the Company.  On July 24, 2012, the Company filed a complaint against Dennis Smith for breach of contract in the Hamilton County, Ohio Court of Common Pleas, which action was consolidated with the earlier case.  Plaintiffs filed an answer in response to the counterclaim, and Dennis Smith filed an answer in response to the Company’s complaint.  On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.    On March 24, 2014, all parties filed motions for summary judgment: (i) the Company and Mr. Peppel moved for summary judgment on all claims asserted by Plaintiffs, (ii) Dennis B. Smith and Counterclaim Defendants and Plaintiffs moved for summary judgment on the Company’s claims for breach of contract, and (iii) Plaintiffs moved for partial summary judgment on their claim for declaratory relief that the Company breached the terms of a stock option agreement. Trial of the case is currently scheduled to begin the week of November 17, 2014.  The Company denies all of the Plaintiffs’ claims and intend to contest this matter vigorously.

            The Company was a party to a putative stockholder derivative action that was filed in the Court of Chancery of the State of Delaware on May 7, 2013 against certain directors and our chief executive officer and against us, as a nominal defendant.   On January 8, 2014, in a stipulation and order of dismissal, the action was dismissed with prejudice to plaintiff, with each party bearing its own attorneys' fees and costs.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $55,000.  On September 29, 2014, the Company executed a settlement agreement with the former consultant for $25,000 which is payable in monthly installments through March 1, 2015.

8. Concentrations

During the three months ended September 30, 2014, two vendors represented 76% and 12% of total inventory purchases, and 68% and 14% of total inventory purchases for the nine months ended September 30, 2014.  During the three months ended September 30, 2013, two vendors represented 63% and 12% of total inventory purchases, and 60% and 15% of total inventory purchases for the nine months ended September 30, 2013.  One vendor represented 30% and 24% of the accounts payable balance as of September 30, 2014 and 2013, respectively.

9. Related Party Transactions

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns over 5% of the Company’s Common Stock received advances from the Company in various forms which totaled $391,469 including interest.  Principal repayments towards the outstanding advances aggregating $235,000 have been made through September 30, 2014.  In April 2012, this employee voluntarily resigned from the Company. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. The amount has been included in Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At September 30, 2014 and December 31, 2013, the Company estimated the value of the collateral at $4,286 and $9,001, respectively.

10. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

On October 23, 2014, the Company sold 2,333,333 shares of common stock, par value $0.001 per share, in the second phase of a private offering at $0.15 per share for $350,000 in gross proceeds (net of expenses of $20,925). The initial phase of the private offering closed on August 21, 2014 (see Note 6).  Warrants to purchase 1,166,666 shares of common stock at $0.30 per share were issued to the purchasers in this phase of the private offering.  The warrants expire five years from the date of issuance.  The Company realized an aggregate of $1,653,000 in gross proceeds (net of expenses of $115,166) from the offering.  A total of 11,020,003 shares and 5,509,998 warrants were issued in the private offering.

Following the approval of the Board of Directors and stockholders of record as of August 25, 2014, the Company filed a Certificate of Amendment with the Secretary of State of Delaware on October 17, 2014, which increased the number of authorized shares of common stock of the Company from 50,000,000 to 100,000,000.

Following the approval of the Board of Directors and stockholders of record as of August 25, 2014, the Company adopted the 2014 Equity Incentive Plan which made a total of 6,000,000 shares of common stock authorized and available for issuance pursuant to awards granted under the 2014 Equity Plan.

On October 23, 2014, the Company granted options to directors of the Company to purchase an aggregate of 1,342,857 shares of common stock under the 2014 Plan at an exercise price of $0.12 per share for an aggregate grant date value of $154,455.  The options vest immediately and have a term of ten years.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the “Company”) as of September 30, 2014 and December 31, 2013 and for the three months and nine months ended September 30, 2014 and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014.

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

Results of Operations

For The Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	For three months ended	% of	For three months ended	% of
	September 30, 2014	Revenue	September 30, 2013	Revenue

Net sales	$1,474,986	100.0%	$2,399,256	100.0%
Cost of sales	600,840	40.7%	1,196,303	49.9%
Gross profit	874,146	59.3%	1,202,953	50.1%
Selling, general & administrative	1,317,775	89.3%	2,166,749	90.3%
Loss from operations	(443,629)	(30.1%)	(963,796)	(40.2%)
Loss on extinguishment of debt	-	0.0%	-	0.0%
Interest income/(expense), net	(86,628)	(5.9%)	(57,333)	(2.4%)
Net loss	$(530,257)	(35.9%)	$(1,021,129)	(42.6%)

Net Sales

For three months ended	%	$	For three months ended
September 30, 2014	Change	Change	September 30, 2013

$1,474,986	(38.5%)	$(924,270)	$2,399,256

Net sales for the three months ended September 30, 2014 declined to $1,474,986 from $2,399,256 during the three months ended September 30, 2013, a decrease of $924,270, or 38.5% due to the reduction in business to business sales and cash flow constraints.  Due to cash flow constraints, we were unable to consistently expand our advertising efforts to grow our core online prescription business and we were not able to maintain over-the-counter inventories to satisfy incoming orders. As a result, over-the-counter and prescription sales decreased by $674,689 and $260,337, respectively.  The inability to maintain over-the-counter inventory levels has prompted negative customer reviews that contributed to the decline in sales.  Through the use of proceeds from the funding of the capital raise in August 2014, the Company has been able to increase its over-the-counter and prescription inventory levels to meet order demand which has dramatically improved order fill rates and reduced order cancellations.  In addition, management has initiated a new online advertising campaign which is anticipated to improve sales of prescription and over-the-counter products beginning in the fourth quarter of 2014.  The Company is also continuing to focus the efforts of its customer support personnel to proactively call customers after prescription orders are received to obtain the required copies of the prescriptions, in order to process the order and improve the Company’s order conversion rate.  Since the implementation of these efforts, customer reviews as surveyed by an independent third party service have been positive relative to the ease of doing business, competitive pricing and responsive customer service.

Cost of Sales and Gross Margin

	For three months ended	%	$	For three months ended
	September 30, 2014	Change	Change	September 30, 2013

Cost of sales	$600,840	(49.8%)	(595,463)	$1,196,303

Gross margin $	$874,146	(27.3%)	(328,807)	$1,202,953

Gross margin %	59.3%	18.4%	9.2%	50.1%

Cost of sales were $600,840 for the three months ended September 30, 2014 as compared to $1,196,303 for the three months ended September 30, 2013, a decrease of $595,463, or 49.8%, primarily as a result of a reduction in order volume and improvement in our costs associated with improved vendor purchasing agreements. Gross margin percentage increased from 50.1% for the three months ended September 30, 2013 to 59.3% for the three months ended September 30, 2014, primarily due to the improved costs discussed above, the elimination of unprofitable business relations, the reduction of lower-margin business to business sales relative to total sales and efforts to improve profitability across the entire product line.  Management will continue to focus efforts on promoting and offering its higher margin product lines as part of the narrowing of its product offering.

Selling, General and Administrative Expenses

	For three months ended	%	$	For three months ended
	September 30, 2014	Change	Change	September 30, 2013

S,G&A	$1,317,775	(39.2%)	$(848,974)	$2,166,749

% of sales	89.3%			90.3%

Selling, general and administrative expenses totaled $1,317,775 for the three months ended September 30, 2014 compared to $2,166,749 for the three months ended September 30, 2013, a decrease of $848,974, or 39.2%.  Selling, general and administrative expenses as a percentage of sales decreased to 89.3% from 90.3% for the three months ended September 30, 2014 and 2013, respectively, as the 38.5% decline in sales was lower than the decline in selling, general and administrative expenses of 39.2%.  The decreases during the three months ended September 30, 2014 included (a) a decrease in legal expense of $422,521 (primarily due to litigation and the proxy contest in 2013); (b) a reduction in salary and contract labor expense of $170,738 (primarily related to headcount reductions and lower compensation levels);  (c) a decrease in freight and shipping supply expense of $77,508 (primarily due to the reduction in the order volume); (d) a decrease in health benefit expense of $60,785 (due to higher employee contributions); (e) a decrease in shareholder expense of $60,259 due to the proxy contest in 2013.  These reductions were partially offset by an increase in stock based compensation expense of $111,456 (related to warrants issued to consultants in 2014).  We expect that our selling, general and administrative expenses, specifically legal and professional fees, will continue to decrease over time as our outstanding litigation is resolved and our internal controls over financial reporting will reduce our reliance on outside consulting and accounting professionals.  We also expect to continue to benefit from the significant reduction in salary and related expense for the remainder of 2014.

Other Income and Expense

Interest expense increased from $57,333 in the three months ended September 30, 2013 to $86,628 in the three months ended September 30, 2014, an increase of $29,295, or 51%, primarily due to higher notes payable balances.

For The Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	For nine months ended	% of	For nine months ended	% of
	September 30, 2014	Revenue	September 30, 2013	Revenue

Net sales	$4,654,404	100.0%	$7,483,933	100.0%
Cost of sales	1,923,142	41.3%	3,770,579	50.4%
Gross profit	2,731,262	58.7%	3,713,354	49.6%
Selling, general & administrative	3,686,421	79.2%	6,102,298	81.5%
Loss from operations	(955,159)	(20.5%)	(2,388,944)	(31.9%)
Loss on extinguishment of debt	-	0.0%	(2,792,900)	(37.3%)
Interest income (expense), net	(245,781)	(5.3%)	(186,638)	(2.5%)
Net loss	$(1,200,940)	(25.8%)	$(5,368,482)	(71.7%)

Net Sales

For nine months ended	%	$	For nine months ended
September 30, 2014	Change	Change	September 30, 2013

$4,654,404	(37.8%)	$(2,829,529)	$7,483,933

Net sales for the nine months ended September 30, 2014 declined to $4,654,404 from $7,483,933, a decrease of $2,829,529, or 37.8% due to the reduction in business to business sales and cash flow constraints.  Due to cash flow constraints, we were unable to consistently expand our advertising efforts to grow our core online prescription business and we were not able to maintain over-the-counter inventory levels to satisfy incoming orders. As a result, over-the-counter and prescription sales decreased by $1,794,296 and $999,823, respectively.  The inability to maintain over-the-counter inventory levels has prompted negative customer reviews that contributed to the decline in sales.  Through the use of proceeds from the funding of the capital raise in August 2014, the Company has been able to increase its over-the-counter and prescription inventory levels to meet order demand which has dramatically improved order fill rates and reduced order cancellations.  In addition, management has initiated a new online advertising campaign which is anticipated to improve sales of prescription and over-the-counter products beginning in the fourth quarter of 2014.  The Company is also continuing to focus the efforts of its customer support personnel to proactively call customers after prescription orders are received to obtain the required copies of the prescriptions, in order to process the order and improve the Company’s order conversion rate.  Since the implementation of these efforts, customer reviews as surveyed by an independent third party service have been positive relative to the ease of doing business, competitive pricing and responsive customer service.

Cost of Sales and Gross Margin

	For nine months ended	%	$	For nine months ended
	September 30, 2014	Change	Change	September 30, 2013

Cost of sales	$1,923,142	(49.0%)	(1,847,437)	$3,770,579

Gross margin $	$2,731,262	(26.4%)	(982,092)	$3,713,354

Gross margin %	58.7%	18.3%	9.1%	49.6%

Cost of sales were $1,923,142 for the nine months ended September 30, 2014 as compared to $3,770,579 for the nine months ended September 30, 2013, a decrease of $1,847,437, or 49.0%, primarily as a result of a reduction in order volume and improvement in our costs associated with improved vendor purchasing agreements. Gross margin percentage increased from 49.6% for the nine months ended September 30, 2013 to 58.7% for the nine months ended September 30, 2014, primarily due to the improved cost discussed above, the elimination of unprofitable business relations, the reduction of lower-margin business to business sales relative to total sales and efforts to improve profitability across the entire product line.  Management will continue to focus efforts on promoting and offering its higher margin product lines as part of the narrowing of its product offering.

Selling, General and Administrative Expenses

	For nine months ended	%	$	For nine months ended
	September 30, 2014	Change	Change	September 30, 2013

S,G&A	$3,686,421	(39.6%)	$(2,415,877)	$6,102,298

% of sales	79.2%			81.5%

Selling, general and administrative expenses totaled $3,686,421 for the nine months ended September 30, 2014 compared to $6,102,298 for the nine months ended September 30, 2013, a decrease of $2,415,877, or 39.6%.  Selling, general and administrative expenses as a percentage of sales decreased to 79.2% from 81.5 % for the nine months ended September 30, 2014 and 2013, respectively, as the 39.6% reduction of selling, general and administrative expenses exceeded the reduction of sales of 37.8%.  The nine months ended September 30, 2014 expense decreases included (a) a decrease in legal expense of $711,528 (primarily due to litigation and the proxy contest in 2013); (b) a reduction in salary and contract labor expense of $553,282 (primarily due to a reduction in headcount and compensation levels); (c)  a decrease in warrants expense of $487,200 related to the cost of warrants issued to 2012 private placement investors; (d) a decrease in freight and shipping supply expense of $264,168 (primarily due to the reduction in the order volume);  and (e) a decrease in health benefit expense of $151,462 (due to higher employee contributions).  These reductions were partially offset by (a) an increase in rent expense of $68,883 (related to recognition of the present value of the remaining Pagosa lease payments) and (b) an increase in accounting fees of $50,884 (due to timely filing of SEC reports in 2014).  We expect that our selling, general and administrative expenses, specifically legal and professional fees, will continue to decrease over time as our outstanding litigation is resolved and our internal controls over financial reporting will reduce our reliance on outside consulting and accounting professionals.  We also expect to continue to benefit from the significant reduction in salary and related expense for the remainder of 2014.

Loss on Extinguishment

During the nine months ended September 30, 2013, we recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the equity securities issued as compared to the carrying value of the liabilities that were exchanged.

Other Income and Expense

Interest expense, net of interest income, increased from $186,638 in the nine months ended September 30, 2013 to $245,781 in the nine months ended September 30, 2014, an increase of $59,143, or 32%, primarily due to higher notes payable balances.

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net loss	$(530,257)	$(1,021,129)	$(1,200,940)	$(5,368,482)
Non-GAAP adjustments:
Loss on extinguishment of debt	-	-	-	2,792,900
Interest expense	86,628	57,333	245,781	186,638
Depreciation and amortization	43,323	43,181	127,211	114,874
Warrants issued to 2012 investors	-	-	-	487,200
Imputed value of contributed services	-	87,500	116,667	262,500
Stock-based compensation	234,145	122,689	502,408	476,096
Change in fair value of collateral securing
employee advances	-	31,448	4,715	(13,268)
Adjusted EBITDAS	$(166,161)	$(678,978)	$(204,158)	$(1,061,542)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2014 and 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of September 30, 2014, the Company had a working capital deficiency of $4,178,865 and an accumulated deficit of $29,555,796. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company incurred net losses of $1,200,940 and $5,489,892, respectively and used cash in operating activities of $127,101 and $1,024,781, respectively.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to September 30, 2014, the Company (a) had a closing of its private placement offering in the amount of $350,000 and (b) continues to incur net losses and use cash in operating activities.  The funds from the private placement offering have alleviated the current cash and working capital constraints, however, the funds are not sufficient to satisfy its current obligations.

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

As of September 30, 2014 and December 31, 2013, the Company had cash on hand of $505,058 and $67,744, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the nine months ended September 30, 2014, cash flows included net cash used in operating activities of $127,101.  This amount included a decrease in operating cash related to a net loss of $1,200,940, partially offset by aggregate non-cash adjustments of $883,731, plus aggregate cash provided by changes in operating assets and liabilities of $190,108 (primarily a result of a reduction of receivables and inventory offset by a reduction of accounts payable).  For the nine months ended September 30, 2013, cash flows included net cash used in operating activities of $881,238. This amount included a decrease in operating cash related to a net loss of $5,368,482 partially offset by aggregate non-cash adjustments of $4,290,762 and aggregate cash provided by changes in operating assets and liabilities of $196,482 (primarily a result of extending payables to preserve cash balances).

For the nine months ended September 30, 2014, net cash utilized by investing activities was $748,075 due to the placing of cash provided by investors into escrow of $350,080 (restricted cash), the funding of a reserve balance with our bank and credit card processor of $300,000 (restricted cash) and the capitalizing of  web development costs.  For the nine months ended September 30, 2013, net cash provided by investing activities was $781,412 due to the releasing $850,002 of cash provided by investors from escrow (restricted cash) partially offset by capitalized web development costs of $68,590.

For the nine months ended September 30, 2014, net cash provided by financing activities was $1,312,490  related to net proceeds from a capital raise of $1,208,759 and the issuance of a notes payable of $150,000 offset by principal payment on equipment leases of $41,269 and the repayment of a notes payable – related party of $5,000.  For the nine months ended September 30, 2013, net cash provided by financing activities was $153,806.  Cash was provided by $2,651,973 of proceeds from a private placement offering (which excludes $850,002 of cash received during 2012 but closed on during the nine months ended September 30, 2013) and $556,000 of proceeds from the issuance of notes payable and other advances, partially offset by repayments of notes payable and other advances, convertible notes payable and equipment lease payments of $2,017,905, $1,000,000 and $36,262, respectively.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on April 15, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitiy’s Ability to Continue as a Going Concern” (“ASU 2014-15”).    ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this pronouncement is not expected to have a material impact on its condensed consolidated financial statements.  The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its condensed consolidated financial statements.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2013 (see Form 10-K filed with the SEC on April 15, 2014), which is an integral component of our disclosure controls and procedures. We are working with the third-party financial and operational consultants to continue to develop and implement the appropriate operating procedures to mitigate the weaknesses related to the separation of duties, proper approvals and timely and accurate financial information. The Company is currently evaluating what additional policies and procedures may be necessary, how to most effectively communicate the policies and procedures to its personnel and how to improve the integration of its financial consolidation and reporting system.  The directors also plan to pursue the employment of a permanent Chief Financial Officer as the Company’s operations and liquidity position improve.

 However, certain material weaknesses were not remediated during the nine months ended September 30, 2014. As a result, our management has concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs have requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs have also provided an expert report indicating damages of $2.086 million. Also named as defendants were two individuals, Michael Peppel and Gary Singer, whom Plaintiffs claim acted as agents for us in connection with our purchase of shares of our Common Stock from Plaintiffs in September 2011.  On July 19, 2012, the Company and Mr. Peppel filed an answer and counterclaim for breach of contract, alleging that Plaintiffs breached consulting agreements with the Company and undertook a series of actions that damaged and hurt the Company.  On July 24, 2012, the Company filed a complaint against Dennis Smith for breach of contract in the Hamilton County, Ohio Court of Common Pleas, which action was consolidated with the earlier case.  Plaintiffs filed an answer in response to the counterclaim, and Dennis Smith filed an answer in response to the Company’s complaint.  On April 26, 2013, Plaintiffs dismissed Mr. Singer from the lawsuit.    On March 24, 2014, all parties filed motions for summary judgment: (i) the Company and Mr. Peppel moved for summary judgment on all claims asserted by Plaintiffs, (ii) Dennis B. Smith and Counterclaim Defendants and Plaintiffs moved for summary judgment on the Company’s claims for breach of contract, and (iii) Plaintiffs moved for partial summary judgment on their claim for declaratory relief that the Company breached the terms of a stock option agreement. Trial of the case is currently scheduled to begin the week of  November 17, 2014.  We deny all of the Plaintiffs’ claims and intend to contest this matter vigorously.

Item 1A.  Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On August 21, 2014, pursuant to a private placement offering of units that commenced on July 25, 2014 (the “Private Placement”), the Company received an aggregate of $1,303,000 of proceeds related to the sale of 8,686,670 units at a price of $0.15 per unit.  Each unit consists of (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase one-half share of the Company’s common stock at an exercise price of $0.30 per share, such that warrants to purchase an aggregate of 4,343,332 shares of common stock were issued.   The Company may issue up to $2,000,000 of common stock in the private offering.  Proceeds from the sale of the units were to be used to fund the Company’s initiatives in the areas of marketing, and website improvement and development, inventory and for general working capital purposes.   The sale of the common stock and warrants was made without registration in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, Rule 506 of Regulation D thereunder, and corresponding provisions of states securities laws, which exempt transactions by and issuer not involving a public offering.

On October 23, 2014, the Company sold 2,333,333 shares of common stock, par value $0.001 per share, in the second phase of a private offering at $0.15 per share for $350,000 gross proceeds (net of expenses of $20,925). The initial phase of the private offering closed on August 21, 2014.  Warrants to purchase 1,166,666 shares of common stock at $0.30 per share were issued to the purchasers in this phase of the private offering.  The warrants expire five years from the date of issuance.  The Company realized an aggregate of $1,653,000 in gross proceeds (net of expenses of $115,166) from the offering.  A total of 11,020,003 shares and 5,509,998 warrants were issued in the private offering. The shares of common stock and warrants issued in the private offering were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Recent Repurchases of Common Stock

There were no repurchases of our Common Stock during the quarter ended September 30, 2014. The Company does not currently have an announced repurchase program.

Item 3.    Defaults upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

The following exhibits are provided:

Exhibit No.	Description

10.1	State of Delaware Certificate of Amendment of Certificate of Incorporation dated October 17, 2014 *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Dcoument *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2014	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphalt President and Chief Executive Officer