Form 10-K
period 2014-12-31
HealthWarehouse.com, Inc.
filed 2015-03-30
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer   ☐   Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No  ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates, based on the closing price of the common stock, par value $0.001 (the “Common Stock”) on June 30, 2014 of $0.16, as reported on the OTCQB market tier was approximately $2,968,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 37,570,383 shares of Common Stock outstanding as of March 27, 2015.

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

If you are interested in HealthWarehouse.com, Inc. stock, we recommend that, at a minimum, you read the SEC Forms 10-K, 10-Q and 8-K each filed by HealthWarehouse.com, Inc. (the “Company”) with the SEC and available at http://www.sec.gov.

PART I

Item 1:     Business.

Overview

HealthWarehouse.com, Inc. (“HEWA” or the “Company”) is America’s Trusted Online Pharmacy, licensed in 50 states and the District of Columbia to focus on the out-of-pocket prescription drug market, a market which is expected to grow to $80 billion in 2015. HealthWarehouse.com is currently 1 of less than 40 Verified Internet Pharmacy Practice Websites (“VIPPS”) accredited by the National Association of Boards of Pharmacy (“NABP”) and is the only VIPPS accredited pharmacy licensed in all 50 states that processes out-of-pocket prescriptions online.  The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.

Consumers who pay out of pocket for their prescriptions include those:

•	With no insurance coverage;
•	With high insurance deductibles or copays;
•	With Medicare Part D plans with high deductibles;
•	With Health Savings Accounts (HSA) or Flexible Savings Accounts (FSA);
•	With insurance through the Affordable Care Act (ACA) with high deductibles;
•	With drug exclusions and quantity restrictions placed by insurance companies.

Our objectives are to utilize our proprietary technology to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter products and prescription medications. We intend to continue to expand our product line as our business grows. Our customers include uninsured, under-insured, and insured consumers with high insurance co-payments who rely on our service for their daily prescription medications.  With many brand name drug patents continuing to expire over the next several years and a general trend of rising insurance co-payments and deductibles due to the Affordable Care Act, our service is expanding to mainstream insured consumers of prescription medications, as the market continues to move away from brand name prescription drugs to generics.  Once the patent on a branded drug has expired, we can typically sell its generic equivalent for less than the purchaser’s insurance co-payment.  Accordingly, we are focused on the cash paying customers and do not accept consumer insurance payment.

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

Effective August 5, 2009, we changed our corporate name to HealthWarehouse.com, Inc., simultaneously with our name change, we changed the corporate name of our subsidiary to Hwareh.com, Inc.  In connection with the name change, we also obtained a new ticker symbol for quotation, and our Common Stock currently trades on the OTCQB Market Tier under the symbol, “HEWA.”

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

Our target is consumers who are paying out-of-pocket for their medications.  Out-of-pocket consumers have increased significantly since insurance co-pays are rising and high deductible plans are becoming more prevalent due to the Affordable Care Act.

Our VIPPS Accredited Online Pharmacy

We operate a full-service online pharmacy within our warehouse in Florence, Kentucky, 15 miles south of Cincinnati, Ohio.  The pharmacy includes two robotic machines, which can each count and package 1,200 prescriptions per day.  Our pharmacy passed inspection by the Kentucky Board of Pharmacy, and we are presently licensed as a mail-order pharmacy for sales to all 50 states and the District of Columbia.

Our online pharmacy offers the following advantages:

●     Legitimacy.  We have obtained state licenses and certifications to separate ourselves from the many uncertified “rogue” pharmacies which exist. We are the 19th pharmacy in the U.S. to receive Verified Internet Pharmacy Practice Sites accreditation, issued by the National Association of Board of Pharmacy.  Google, Yahoo, and Bing now all require VIPPS as a requirement to advertise on their sites.

●     Convenience.  Our online store is available to consumers 24 hours a day, 7 days a week through the Internet.  We deliver medications with available free shipping to any location in the United States including Alaska and Hawaii. We offer 6-month and 12-month supplies of medications to reduce the need for refills. All of our products are also available for purchase by phone. We offer additional convenience to our customers through an easy-to-use website, robust search technology, and a variety of features such as auto-refill.

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

●     Value.  Our goal is to offer shoppers a broad assortment of generic drugs and health products with competitive pricing.  We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals.  Since we source drugs direct from the manufacturer at the wholesale level and eliminate third party payors such as insurance companies, we believe that we have lower costs than traditional pharmacies which allows us to provide consumers with better values.  We also strive to inform customers of additional cost-saving opportunities when they become available.  For example, we show the generic equivalents of all brand name products and also offer 6 and 12 month supplies of our medications to consumers to reduce refills and provide better value.

●     Customer Service.  Our focus has been on customer service and we endeavor to lead the industry in our policies and procedures.  We currently offer a satisfaction guarantee with what we believe is an industry-leading 90-day return policy with no restocking fees, and available free standard shipping. We are prevented by law from accepting returns for any prescription medication. We have received numerous awards for customer service and satisfaction.

Our customer support representatives operate from our call center in Florence, Kentucky.  Our customer support specialists are available 9 a.m. to 9 p.m. Eastern Time, Monday through Friday, and 9a.m. to 5p.m. Eastern Time on Saturday and Sunday, via e-mail, online chat, fax or telephone to handle customer inquiries and assist customers in finding desired products.  Our online Help Center outlines store policies and provides answers to customers’ frequently asked questions.

We ship our products to all 50 states, the U.S. Territories, and APO/FPO military and embassy addresses. We process all orders from our distribution center in Florence, Kentucky, 15 miles south of Cincinnati, Ohio. We based our logistics operation there to maintain proximity to UPS, located 90 miles away in Louisville, Kentucky.  Processing from this location allows us to reach up to 80% of the U.S. population by standard ground shipping in two days from shipment date.  In order to try to maintain high customer satisfaction ratings and quality control over the process, we avoid drop shipping orders.  Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog has not proven material to our business.

Marketing and Sales

Our marketing strategy aims to build brand recognition, increase customer traffic to our online store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.   In addition, we focus on providing fast, transparent filling of prescriptions and increase word of mouth marketing to consumers.  We focus on search engine marketing with Google as well as targeted areas within Google like Google Shopping, which require VIPPS to advertise.  As the only VIPPS accredited pharmacy licensed in all 50 states and the District of Columbia that sells to consumers online, we believe this provides the company with a unique avenue to reach customers with limited competition.  In addition, the Company focuses on targeted referral sites such as GoodRX and Nextag which direct consumers to low cost options for their prescription medications and other medical supplies.  We continue to utilize social media, including Facebook and Twitter as a way to reach consumers and build a dialogue with them.

Suppliers

There are a number of suppliers available for the pharmaceutical and non-pharmaceutical products that we sell. Our principal suppliers are Amerisource Bergen, Cardinal Health, Allison Medical, Inc and Indigo Distributors as well as many direct manufactures like Anda, Nipro, Parmed, and Camber. While we source our supplies from a limited number of suppliers, we do not believe that our business is dependent on any one supplier since the products that we sell are readily available from a number of alternative suppliers.  Even if a significant supplier were to no longer be available to us, we believe that we could source replacement product through one or more alternative suppliers without having a significant effect on our business.

Customers

We sell directly to individual consumers who purchase prescription medications and OTC products. We have seen a transition from uninsured consumers to more than 90% of our customers having insurance.  Rising insurance co-pays and high deductible plans due to the Affordable Care Act, have created more consumers paying out-of-pocket.  This market was estimated to be $45 billion in 2011 is expected to grow to $80 billion by the end of 2015.

Competition

The market for prescription and OTC health products is intensely competitive and highly fragmented.   However, there are fewer competitors focusing on the out-of-pocket prescription market.  Our competitors in the segment include chain drugstores, mail order pharmacies, pharmacy benefits managers (PBMs), mass market retailers, warehouse clubs and supermarkets. Many of these potential competitors in the market are also established organizations with greater access to resources and capital than we have. In addition, we face competition from foreign online pharmacies that can often sell drugs to U.S. residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. We also compete with Internet portals and online service providers that feature shopping services and with other online or mail-order retailers that offer products similar or the same to those that we sell.

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

Employees

           As of March 15, 2015, we employed 23 full-time employees and 16 part-time employees. The Company at March 15, 2015, had 1 non-contractual laborer.  None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are good. The Company, from time to time, also utilizes independent contractors to supplement its workforce.

Item 1A:     Risk Factors

Risks Related to the Deficiencies in Our Internal Controls and Our Failure to File Timely Periodic Reports with the SEC.

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our internal controls were not effective as of December 31, 2014 and 2013. We may be unable to remedy these deficiencies or develop, implement and maintain effective controls in future periods.

Based on the review conducted by our non-management directors and management’s annual assessment of our internal controls, we concluded that, as of December 31, 2014, our internal controls over financial reporting were not effective. Management believes that the controls, policies and procedures implemented during the period have improved our internal controls over financial reporting, but based on our assessment, management has concluded that as of December 31, 2014, our disclosure controls were not effective.  The specific material weaknesses identified by the directors and management are described more fully in Part II—Item 9A, “Controls and Procedures”.

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

Old HW, which now constitutes our principal business, was formed in March 2007 and has a limited operating history upon which you can evaluate our business and prospects. To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $1,783,279 and $5,489,892 for the years ended December 31, 2014 and 2013, respectively. On February 13, 2013, we received a Notice of Redemption of our Series C Redeemable Preferred Stock aggregating $1,000,000 which is classified as a current liability as the Company does not have the funds for repayment. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2014 and for the year then ended contains an explanatory paragraph  that expresses substantial doubt about the Company’s ability to continue as a going concern. The report also states that, we have incurred significant operating losses and we need to raise additional funds in order to meet our obligations and sustain operations. Our plans in regard to these matters are described in footnote 2 to our consolidated financial statements as of December 31, 2014 and for the years ended December 31, 2014 and 2013 included herein this document. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If our plans or assumptions change or prove to be inaccurate, we may continue to incur net losses in 2015, and possibly longer. As a result, investors may lose all or a part of their investment.

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

If we do not maintain our brand and continue to increase awareness of our Internet shopping presence, we may not build a critical mass of customers. Promoting and positioning our brand depends largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We believe that, because we are a small company with low public brand awareness, achieving significant market awareness will require significant marketing expense. While our advertising efforts were scaled back during 2013 due to liquidity issues, we have historically incurred and expect to continue to incur in future years substantial expense in our marketing efforts both to attract and to retain customers. Our promotional activities may not be effective at building our brand awareness and customer base to the extent necessary to generate sufficient revenue to become consistently profitable. Search engine and other online marketing initiatives comprise a substantial part of our marketing efforts, and our success depends in part on our ability to manage costs associated with these initiatives, or to find other channels to acquire and retain customers cost-effectively. The demand for and cost of online advertising has been increasing and may continue to increase. An inability to acquire and retain customers at a reasonable cost would increase our operating costs and prevent us from achieving profitability.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock has been below $5.00 per share and therefore we are designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of our stockholders to sell their shares. In addition, since our Common Stock is now quoted on the OTCQB Market tier, our stockholders may find it difficult to find few buyers to purchase the stock or a lack of market makers to support the stock price.

Our stock price may continue to be volatile and may decrease in response to various factors, which could adversely affect our business and cause our stockholders to suffer significant losses.

Our Common Stock is illiquid, and its price has been and may continue to be volatile in the indefinite future. During 2014, the high and low sale prices of our Common Stock were $0.76 and $0.05, respectively. On December 31, 2014, the closing price of our Common Stock was $0.09. The price of our stock could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

Our executive officers, directors, and our 5% or greater stockholders beneficially own approximately 51.8% of our outstanding voting securities as of December 31, 2014. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

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

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

Our corporate headquarters, which also houses our pharmacy and customer service operations as well as our inventory, is located at 7107 Industrial Road, Florence, Kentucky, 41042. We occupy 62,600 square feet of office, storage and warehouse space under a lease with a monthly rental rate range from $9,224 to $11,975; however, the Company recognizes rent on a straight line basis in the amount of $9,821.  The lease expires January 1, 2017.

The Company leased an apartment at a monthly lease rate of $2,850. The lease expired on March 31, 2013.

On June 7, 2013 we signed a three year lease for $1,000 per month at a 1,200 square foot location in Lawrenceburg, Indiana which will serve as an office, backup facility and closed door pharmacy. On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company vacated the Lawrenceburg facility. The Company is currently in discussions with the landlord regarding termination of the lease related to the building.   The present value of the remaining lease payments of $46,604 was expensed during the year ended December 31, 2014, and is reflected as a component of accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2014.

Item 3.   Legal Proceedings.

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company’s consolidated financial condition or consolidated results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings nor have we been made aware of any penalties from regulatory audits, except as described below.  See Note 10 of the Consolidated Financial Statements.

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs provided an expert report indicating damages of $2.086 million.  On December 1, 2014, the Company executed a settlement agreement with the Plaintiff for $150,000 to be paid in unequal monthly installments through June 10, 2015.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of Common Stock are currently quoted on the OTCQB Market Tier under the symbol HEWA.

The following table sets forth the high ask and low bid prices for our Common Stock for the periods indicated as reported by the OTC Pink Limited Market Tier until about November 14, 2014 and by the OTCQB Market Tier thereafter.

	Year ended December 31, 2014		Year ended December 31, 2013
	High	Low	High	Low

First	$0.76	$0.20	$4.00	$1.01

Second	$0.26	$0.10	$1.88	$0.69

Third	$0.28	$0.07	$1.66	$0.51

Fourth	$0.22	$0.05	$0.95	$0.13

On December 31, 2014, the closing price of our Common Stock, as reported by the OTCQB Market Tier, was $0.09 per share.

These bid and ask prices represent prices quoted by broker-dealers on the OTC Market.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of December 31, 2014, there were 37,570,383 shares of our Common Stock outstanding.

Holders

As of March 15, 2015, there were approximately 211 holders of record of our Common Stock.  However, we believe that there are significantly more beneficial holders of our Common Stock as many beneficial holders hold their stock in “street name.”

Dividends

We have never declared cash dividends on our Common Stock, nor do we anticipate paying any dividends on our Common Stock in the future.

Recent Sales of Unregistered Securities

Not applicable.

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

Overview

HealthWarehouse.com, Inc. (“HEWA” or the “Company”) is America’s Trusted Online Pharmacy, licensed in 50 states to focus on the out-of-pocket prescription drug market, a market which is expected to grow to $80 billion in 2015. HealthWarehouse.com is currently 1 of less than 40 Verified Internet Pharmacy Practice Websites (“VIPPS”) accredited by the National Association of Boards of Pharmacy (“NABP”) and is the only VIPPS accredited pharmacy licensed in all 50 states and the District of Columbia that processes out-of-pocket prescriptions online.  The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.

Consumers who pay out of pocket for their prescriptions include those:

•	With no insurance coverage;
•	With high insurance deductibles or copays;
•	With Medicare Part D plans with high deductibles;
•	With Health Savings Accounts (HSA) or Flexible Savings Accounts (FSA);
•	With insurance through the Affordable Care Act (ACA) with high deductibles;
•	With drug exclusions and quantity restrictions placed by insurance companies.

Our objectives are to utilize our proprietary technology to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter products and prescription medications. We intend to continue to expand our product line as our business grows.

Results of Operations

For The Year Ended December 31, 2014 Compared to The Year Ended December 31, 2013

	For year ended	% of	For year ended	% of
	Ended December 31, 2014	Revenue	Ended December 31, 2013	Revenue

Net sales	$6,129,660	100.0%	$10,233,112	100.0%
Cost of sales	2,492,382	40.7%	5,111,737	50.0%
Gross profit	3,637,278	59.3%	5,121,375	50.0%
Selling, general & administrative	5,370,727	87.6%	7,554,954	73.7%
Loss from operations	(1,733,449)	(28.3%)	(2,433,579)	(23.8%)
Other income	281,911	4.6%	(2,792,900)	(27.3%)
Interest expense	(331,741)	(5.4%)	(263,413)	(2.6%)
Net loss	$(1,783,279)	(29.1%)	$(5,489,892)	(53.6%)

Net Sales

For year ended December 31, 2014	% Change	$ Change	For year ended December 31, 2013

$6,129,660	(40.1%)	$(4,103,452)	$10,233,112

Net sales for the year ended December 31, 2014 declined to $6,129,660 from $10,233,112, a decrease of $4,103,452, or 40.1% due to reduction in business-to-business sales and cash flow constraints.  Cash flow constraints resulted in the inability to invest in advertising to grow the consumer prescription and over-the-counter business during the first nine months of the year and to have adequate inventory levels to support the sales volumes, particularly the over-the-counter business. This prompted negative customer reviews and cancelled orders that contributed to the decline in sales.  With the liquidity provided by proceeds from the equity raise in August and October 2014, we were able to source and inventory products to fill incoming orders and improved order fill rate to less than three days from the receipt of the order.  We also were able to initiate a new advertising campaign to drive new and repeat customers to our website.  In addition, we continue to dedicate customer support personnel to proactively call customers after Rx orders are received to obtain the required copies of the prescriptions, in order to process the order and improve the Company’s order conversion rate.  Through these efforts, we experienced a 25% increase in new customers during the fourth quarter of the year compared to the prior quarter while maintaining the number of repeat customers.

Cost of Sales and Gross Margin

	For year ended	%	$	For year ended
	December 31, 2014	Change	Change	December 31, 2013

Cost of sales	$2,492,382	(51.2%)	(2,619,355)	$5,111,737

Gross margin $	$3,637,278	(29.0%)	(1,484,097)	$5,121,375

Gross margin %	59.3%	9.3%		50.0%

Cost of sales were $2,492,382 for the year ended December 31, 2014 as compared to $5,111,737 for the year ended December 31, 2013, a decrease of $2,619,355 or 51.2%, primarily as a result of a reduction in order volume and improvement in our cost associated with improved vendor relations. Gross margin percentage increased year-over-year from 50.0% for the year ended December 31, 2013 to 59.3% for the year ended December 31, 2014, primarily due to the improved cost discussed above, the elimination of unprofitable business relations and reduction of business-to-business sales.  Management will continue to focus its advertising and operational efforts on promoting and offering its higher margin product lines to consumers.

Selling, General and Administrative Expenses

	For year ended	%	$	For year ended
	December 31, 2014	Change	Change	December 31, 2013

S,G&A	$5,370,727	(28.9%)	$(2,184,227)	$7,554,954

% of sales	87.6%			73.8%

Selling, general and administrative expenses totaled $5,370,727 for the year ended December 31, 2014 compared to $7,554,954 for the year ended December 31, 2013, a decrease of $2,184,227, or 28.9%. The year ended December 31, 2014 expense decreases included (a) a decrease in legal expense of $789,757 (primarily due to lower proxy and litigation costs); (b) a reduction in salary and contract labor expense of $642,104 (primarily due to a reduction in headcount, salaries and reliance on outside operations consultants); (c) a decrease in expense related to warrants issued of $487,200;  (d) a decrease in freight expense of $263,446 (primarily due to the reduction in the order volume); and (e) a decrease in employee benefit expense of $176,820 (primarily due to lower census and higher employee contributions).  The decreases were partially offset by (a) an increase in stock based compensation expense of $282,878; (b) and increase in expense of $174,452 (primarily due to the settlement of outstanding litigation) and (c) and increase in advertising and marketing expense of $88,571 (primarily related to advertising campaign initiated during the fourth quarter of 2014). We expect that our selling, general and administrative expenses, specifically legal and professional fees, will decrease over time as our outstanding litigation is resolved.  While we continue to focus on controlling costs and improving efficiencies of our personnel, we plan to expand our advertising and marketing initiatives that started in 2014 to support future sales growth.

Gain or Loss on Extinguishment

During the year ended December 31, 2014, we recorded a $281,911 extinguishment gain which represents adjustments made to accounts payable balances for various reasons including the repayment at discounted amounts and settlement through insurance coverage.  During the year ended December 31, 2013, we recorded a $2,792,900 extinguishment loss which represents the incremental fair value of the equity securities issued as compared to the carrying value of the liabilities that were exchanged.

Other Income and Expense

Interest expense increased from $263,413 in the year ended December 31, 2013 to $331,741 in the year ended December 31, 2014, an increase of $68,328, or 26%, primarily due to an increase in amortization of debt discounts and higher notes payable balances during the year ended December 31, 2014.

 Adjusted EBITDAS

We believe Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Stock-Based Compensation (“Adjusted EBITDAS”), a financial measure not included in accounting principles generally accepted in the United States of America (“U.S. GAAP”), is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

•
Adjusted EBITDAS provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-U.S. GAAP financial measures to supplement their U.S. GAAP results; and

•
Adjusted EBITDAS is useful because it excludes non-cash charges, such as depreciation and amortization, stock-based compensation and one-time charges, which the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.

We use Adjusted EBITDAS in conjunction with traditional U.S. GAAP measures as part of our overall assessment of our performance, to evaluate the effectiveness of our business strategies and to communicate with our lenders, stockholders and board of directors concerning our financial performance.

Adjusted EBITDAS should not be considered as a substitute for other measures of financial performance reported in accordance with U.S. GAAP. There are limitations to using non-U.S. GAAP financial measures, including that other companies may calculate these measures differently than we do. We compensate for the inherent limitations associated with using Adjusted EBITDAS through disclosure of these limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDAS to the most directly comparable U.S. GAAP measure, specifically net loss.

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For year ended December 31,
	2014	2013
	(unaudited)

Net loss	$(1,783,279)	$(5,489,892)
Non-GAAP adjustments:
Gain on extinguishment of payables	(281,911)	-
Loss on extinguishment of debt	-	2,792,900
Interest expense	331,741	263,413
Depreciation and amortization	172,167	158,029
Warrants issued to 2012 investors	-	487,200
Imputed value of contributed services	116,666	350,000
Stock-based compensation	841,164	558,286
Change in fair value of collateral securing
employee advances	6,858	9,857
Adjusted EBITDAS	$(596,594)	$(870,207)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended December 31, 2014 and 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of December 31, 2014 we had a working capital deficiency of $4,237,165 and an accumulated deficit of $30,212,865.  During the years ended December 31, 2014 and 2013, we incurred net losses of $1,783,279 and $5,489,892 and used cash in operating activities of $875,769 and $1,024,781, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to December 31, 2014, the Company continues to incur net losses and use cash in operating activities.  The funds from the Company’s recent private placement offering completed during 2014 have improved the Company’s current cash position and working capital constraints;  however, the funds are not sufficient to satisfy its current obligations.

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2014 and 2013, the Company had cash on hand of $506,019 and $67,744, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the year ended December 31, 2014, cash flows included net cash used in operating activities of $875,769.  This amount included a decrease in operating cash related to a net loss of $1,783,279, partially offset by aggregate non-cash adjustments of $1,102,575, plus aggregate cash used by changes in operating assets and liabilities of $195,065 (primarily a result of a reduction in accounts payable).   For the year ended December 31, 2013, cash flows included net cash used in operating activities of $1,024,781.  This amount included a decrease in operating cash related to a net loss of $5,489,892, partially offset by aggregate non-cash adjustments of $4,578,472, plus aggregate cash used by changes in operating assets and liabilities of $113,363 (primarily a result of accrued expenses).

For the year ended December 31, 2014, net cash used in investing activities was $312,668 due to a $195,088 reserve required by the credit card processor (restricted cash) and capitalized web development costs of $114,616 and capital expenditures of $2,964. For the year ended December 31, 2013, net cash provided by investing activities was $751,579 due to releasing $850,002 of cash provided by investors from escrow (restricted cash) partially offset by $98,423 of capitalized web development costs.

For the year ended December 31, 2014, net cash provided by financing activities was $1,626,712. Cash was provided by $1,537,755 of proceeds from a private placement offering and $150,000 of proceeds from the issuance of notes payable, partially offset by repayments of notes payable of $5,000 and payments on equipment leases of $56,043.  For the year ended December 31, 2013, net cash provided by financing activities was $340,946. Cash was provided by $2,651,973 of proceeds from a private placement offering (which excludes $850,002 of cash received during 2012 but closed on during the year ended December 31, 2013) and $756,000 of proceeds from the issuance of notes payable, partially offset by repayments of notes payable of $2,017,905, repayments of convertible notes payable of $1,000,000 and payments on equipment leases of $49,122.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts, and the valuation of acquired assets.

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitiy’s Ability to Continue as a Going Concern” (“ASU 2014-15”).    ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this pronouncement is not expected to have a material impact on its consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.         Financial Statements and Supplementary Data.

The financial statements required hereby are located on pages 43 through 66.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, (Chief Executive Officer and Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Principal Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

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

As of December 31, 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO) and identified material weaknesses.  Consequently, they concluded our internal controls were not effective.   A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The Company has previously reported certain material weaknesses listed below:

●	Develop appropriate accounting policies and procedures, including the review and supervision, for all necessary areas and effectively communicate our existing policies to our employees.

●	Retain adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under OTCQB or SEC requirements.

●	Effective controls over disbursements to ensure that disbursements are properly authorized and recorded.

●
Maintain a fully integrated financial consolidation and reporting system throughout the year to reduce or eliminate extensive manual analysis, reconciliation and adjustments and produce timely financial statements for external reporting purpose.

●	Segregate employees’ duties in connection with the review and approval of certain transactions, reconciliations and other processes in day-to-day operations.

●	Policies and procedures to ensure that senior management and the Board of Directors would receive timely information about related party transactions.

During the year ended December 31, 2014, management has implemented policies, procedures and controls to address the above weaknesses.  Management believes that the controls implemented during the period are sufficient to address the above weaknesses, however, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weaknesses described above have been fully remediated.

As of December 31, 2014, the material weakness that remains is the lack of accounting personnel with sufficient experience with United States generally accepted accounting principles to address the accounting for complex transactions due to the lack of a full-time Chief Financial Officer.  Therefore, based on this evaluation, management has concluded that as of December 31, 2014, our disclosure controls were not effective.  We believe that to fully remediate this weakness, the Company will need to retain a full time Chief Financial Officer. The directors plan to pursue the employment of a permanent Chief Financial Officer as the Company’s operations and liquidity position improve during fiscal year 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

Item 9B.     Oher Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of March 1, 2015 are as follows:

Name	Age	Position

Lalit Dhadphale	43	President, Chief Executive Officer and Director
Youssef Bennani	48	Director
Joseph Savarino	45	Director
Ambassador Ned L. Siegel	63	Director

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

Item 11.    Executive Compensation.

The following table sets forth summary compensation information for 2014 and 2013 for our Chief Executive Officer during the years shown. No other executive officer had total compensation of $100,000 or more in 2014.  Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of 10% of their total annual compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Lalit Dhadphale (2) President, Chief Executive and Financial Officer	2014 2013	100,000 0	0 0	35,825 0	0 0	135,825 0

(1)
The amounts in the “Option Awards” column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions we used to calculate these amounts are discussed in the notes to our consolidated financial statements included in this report on Form 10-K.

(2)
Mr. Dhadphale ceased receiving a salary beginning January 1, 2013 in order to conserve the Company’s resources to support its development activities.  The Company recognized salary expense of $116,666 and $350,000 during the years ended December 31, 2014 and 2013, respectively, which was treated as contributed capital.  Effective May 1, 2014, Mr. Dhadphale began to receive an annual salary of $150,000.

Narrative Disclosure to the Summary Compensation Table

The goal of our executive compensation program is to attract and retain qualified individuals and motivate those individuals to perform at the highest of professional levels and to contribute to our growth and success. Due to our limited resources, we currently have only one named executive officer: Lalit Dhadphale, our President, Chief Executive Officer and Chairman of the Board of Directors. He has agreed to below market compensation and elected not to receive a salary beginning January 1, 2013 through April 30, 2014 in order to conserve the Company’s resources to support its development activities. Mr. Dhadphale began to receive a salary effective May 1, 2014.

Consistent with the size and nature of our Company, our executive compensation program is simple, consisting of a base salary and long-term equity awards in the form of stock options.

Base Salary: The Compensation Committee or the Board reviews the base salaries of our named executive officers at least annually. The annual base salary of our named executive officer is reflected in the Summary Compensation Table. Due to our resource restrictions, our existing executive officer’s base salary is below market and he elected not to receive his base salary from January 1, 2013 through April 30, 2014.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards outstanding at December 31, 2014, for each of the executive officers named in the Summary Compensation Table above:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Lalit Dhadphale Chief Executive and Financial Officer and President	250,000 -- --	-- 250,000(1) 250,000(2)	3.03 3.80 0.18	10/14/15 8/31/16 8/27/2019

(1)	Options vest on the effective date Mr. Dhadphale personally provides certain credit support for a pending economic development loan to the Company from the Commonwealth of Kentucky.
(2)	Options vest on the one year anniversary of the grant date of August 27, 2014.

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

The table below summarizes the compensation we paid to non-management directors for the fiscal year ended December 31, 2014:

2014 DIRECTOR COMPENSATION
	Option Awards	All Other Compensation
Name	($) (3)	($)	Total ($)

Joseph Savarino (1)	49,282	-	49,282
Youssef Bennani (1)	49,282	-	49,282
Ned Siegel (1,2)	167,908	-	167,908

(1)
In connection with the directors annual service on our Board, (i) on August 27, 2014 we granted options to each director to purchase 115,000 shares of our Common Stock at an exercise price of $.16 per share, and with a term of ten years. The options vest 100% on November 30, 2014 and (ii) on October 23, 2014 we granted options to purchase 200,000 shares of our Common Stock at an exercise price of $.12 per share, and with a term of ten years. The options immediately vested on the grant date.

(2)
As recognition for Mr. Siegel’s efforts with the equity raise, the Board awarded him options to purchase 742,857 shares of Common Stock at an exercise price of $0.12 per share, with a term of ten years. The options immediately vested on the grant date.

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

Following the approval of the Board of Directors and stockholders of record as of August 25, 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) which made a total of 6,000,000 shares of common stock authorized and available for issuance pursuant to awards granted under the 2014 Plan.

The 2014 Equity Plan limit imposes individual limitations on the amount of certain awards. Under these limitations during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2014 Plan may not exceed 1,500,000 shares, subject to adjustment in certain circumstances. The maximum number of shares that may be awarded that are not subject to performance targets is an aggregate of 1,200,000 shares.   The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the board of directors or committee of the Company’s board of directors designated to administer the 2014 Plan (the “Committee”), except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of Common Stock on the date of grant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014, with respect to the shares of Common Stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,944,557 (1)	$1.27	4,690,615 (2)

Equity compensation plans not approved by security holders (3)	9,339,044	$0.45	-0-

Total	13,283,601	$0.69	4,690,615

(1)         Consists of (i) options to purchase 2,601,700 shares of our Common Stock granted under our 2009 Incentive Compensation Plan (the “2009 Plan”), with exercise prices ranging from $0.16 to $6.99 per share and (ii) options to purchase 1,342,857 shares of our Common Stock granted under our 2014 Equity Incentive Plan (the “2014 Plan”), with exercise prices $0.12 per share.

(2)         Remaining shares available as of December 31, 2014 for future issuance including (i) 33,472 under our 2009 Plan (including 181,425 shares that remained available on May 15, 2009 under our 2006 Plan and that are now available for issuance under our 2009 Plan) and (ii) 4,657,143 under our 2014 Plan.

  (3)           Consists of warrants issued (1) to investors to purchase 7,522,844 shares of our Common Stock with exercise prices ranging from $.25 to $4.95 per share; (2) to consultants to purchase 1,291,200 shares of Common Stock with exercise prices ranging from $0.15 to $4.95 per share; and (3) to lenders to purchase 525,000 shares of our Common Stock with exercise prices of $0.35.  All outstanding warrants were issued for an initial term of five years.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our Common Stock as of December 31, 2014 by: (a) each current director; (b) each executive officer; (c) all of our current executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our Common Stock.

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)
5% or Greater Stockholders:

Dr. Bruce Bedrick (4)	5,850,000	14.8%

Cormeg Holdings, LTD (5)	4,434,902	11.4%

Wayne Corona (6)	2,770,676	7.4%

Lloyd I. Miller III (7)	2,276,134	6.8%

Osgar Holdings, LTD (8)	2,500,000	6.5%

Karen Singer (9)	2,313,104	5.8%

Janice & Ralph Marra (10)	2,201,844	5.8%

Executive Officers and Directors:

Lalit Dhadphale (11)	3,413,986	9.0%

Ned L. Siegel (12)	1,423,066	*

Youssef Bennani (13)	630,000	*

Joseph Savarino (14)	495,000	*

All executive officers and directors as a group - (4 persons)	5,962,052	15.7%

* Less than 1.0%

(1)	The address of each officer and director is c/o HealthWarehouse.com, Inc., 7107 Industrial Road, Florence, Kentucky 41042.

(2)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire those shares within 90 days after December 31, 2014, by the exercise of any warrant, stock option, convertible note or other right.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)
Applicable percentages are based on 37,570,383 shares of Common Stock outstanding on December 31, 2014, adjusted as required by rules promulgated by the SEC.    Does not include 451,879 shares of Series B Preferred Stock outstanding on December 31, 2014, which shares are convertible into 5,146,902 shares of Common Stock, based on a conversion factor of 11.39.  The shares of Common Stock and shares underlying convertible preferred stock, and stock options or warrants are deemed outstanding for purposes of computing the percentage of the person holding such convertible preferred stock, convertible notes, and/or stock options or warrants but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Consists of (i) 3,900,000 shares and (ii) warrants to purchase 1,950,000 shares owned by Dr. Bedrick.  The information in this Note 4 is based in part on information contained in the Schedule 13G filed with the SEC by Dr. Bruce Bedrick on September 18, 2014.  Dr. Bedrick’s address is 5375 Monterey Circle #32, Delray Beach, FL 33484

(5)
Consists of 3,101,568 shares and warrants to purchase 1,333,334 shares.  The securities are owned by Cormag Holdings, Ltd., a Canadian corporation.  Mark Douglas Scott is the President, sole stockholder and director of Cormag and has sole voting and dispositive power with respect to the shares owned by Cormag.  The owners address is 104 Falcon Ridge Drive, Winnipeg, Manitoba, Canada R3Y1X6. Mr. Scott is a Canadian citizen. The information in this Note 8 is based in part on information contained in the Schedule 13G/A Amendment No. 1 filed with the SEC by Cormag Holdings and Mr. Scott on January 27, 2015.

(6)
Consists of (i) 2,737,644 shares of Common Stock owned by Wayne Corona and (ii) 33,032 shares of commons stock owned by MKW Partners, LLC (“MKW”).  Mr. Corona is the Managing Member of MKW and has sole voting and dispositive power with respect to the shares owned by MKW.  The information contained in this Note 6 is based in part on the information contained in Schedule 13G Amendment No. 1 filed with the SEC by Mr. Corona on July 29, 2013.

(7)
Consists of (i) 413,030 shares of Common Stock and (ii) 203,082 shares of Series B Preferred Stock convertible into 2,313,104 shares of Common Stock, based on a conversion factor approximately 11.39.  The securities described above are owned by Milfam I L.P., a Georgia limited partnership (“Milfam L.P.”)  Milfam LLC, an Ohio limited liability company (“Milfam LLC”) is the general partner of Milfam L.P.  Mr. Miller is the manager of Milfam LLC.  As the manager of Milfam LLC, Mr. Miller has sole dispositive and voting power with respect to the securities owned by Milfam L.P.  Mr. Miller’s address is 222 Lakeview Avenue, Suite 160-365, West Palm Beach, FL 33401.  The information in this Note 7 is based in part on information contained in the Schedule 13D/A Amendment No. 12 filed with the SEC by Lloyd I. Miller, III on November 3, 2014.

(8)
Consists of 1,666,667 shares and warrants to purchase 833,333 shares.  The securities are owned by Osgar Holdings Ltd., a Canadian corporation.    Hong Penner is the President, sole stockholder and director of Osgar and has sole voting and dispositive power with respect to the shares owned by Osgar.  The owners address is 400 St. Mary Avenue, 9th Floor, Winnipeg, Manitoba, Canada R3C4K5.  Ms. Penner is a Canadian citizen.  The information in this Note 8 is based in part on information contained in the Schedule 13G filed with the SEC by Osgar Holdings and Ms. Penner on January 27, 2015.

(9)
203,082 shares of Series B Preferred Stock convertible into 2,313,104 shares of Common Stock, based on a conversion factor of approximately 11.39.  The securities described above are owned by HWH Lending, LLC, a Delaware limited liability company (“HWH”).  Ms. Singer is the sole trustee of The Singer Children’s Management Trust (the “Trust”).  The Trust is the sole member of HWH.  As the trustee of the Trust, Ms. Singer has sole dispositive and voting power with respect to the securities owned by HWH.  Ms. Singer’s address is 212 Vaccaro Drive, Cresskill, NJ 07626.  The information in this Note 9 is based in part on information contained in the Schedule 13G/A Amendment No. 1 filed with the SEC by Karen Singer on February 9, 2015.

(10)
Consists of (i) 1,935,708 shares, (ii) 19,604 shares of Series B Preferred Stock which is convertible into 223,290 shares, based on a conversion factor of approximately 11.39, and (iii) warrants to purchase 42,846 shares.  Ms. Marra has sole dispositive and voting power with respect to 1,751,136 shares, and shared dispositive and voting power with Ralph Marra with respect to 4,029 shares.  Ralph Marra has sole dispositive and voting power with repect to 446,680 shares, and shared dispositive and voting power with Janice Marra with repect to 4,029 shares.  Excludes 90,000 shares held in Trust for Janice and Ralph Marra’s minor children.  The business address for Ms. And Mr. Marra is 5 Post Road, Rumson, NJ 07760.  The information contained in this Note 10 is based in part on the information contained in Schedule 13G/A Amendment No. 1 filed with the SEC by Ms. And Mr. Marra on February 14, 2014.

(11)
Includes stock options to purchase 250,000 shares of Common Stock.  Does not include stock options to purchase 500,000 shares of Common Stock that are not currently exercisable within 90 days of December 31, 2014.

(12)
Includes stock options to purchase 1,226,190 shares of Common Stock.  Does not include stock options to purchase 66,667 shares of Common Stock that are not exercisable within 90 days of December 31, 2014.

(13)	Includes stock options to purchase 630,000 shares of Common Stock.

(14)	Includes stock options to purchase 495,000 shares of Common Stock.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Effective September 4, 2014, the Company entered into a Consulting Agreement with Dr. Bruce Bedrick, a major shareholder, to provide consulting services related to business development and marketing activities for the Company and other duties as agreed to by management.   The Company is required to pay a monthly fee of $10,000 plus expense reimbursement.  Subsequent to the effective date, the Dr. Bedrick agreed to defer the payment of the monthly fee for a period of four months beginning with the November 4, 2014 payment.  The deferred fees will be payable on the earlier of the termination date and the second anniversary of the effective date.  The Consulting Agreement has an initial term of one year and can be automatically renewed for a one year period unless terminated by either party.  The Agreement may be terminated by the Company by providing a sixty day notice prior to the first anniversary of the effective date.  During the year ended December 31, 2014, the Company incurred expense of and paid $21,110.

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns approximately 12% of the Company’s Common Stock received advances from the Company in various forms. As of December 31, 2012, the balance of these advances totaled $391,469 including interest, and the outstanding balance of these advances was $156,469. The Company also provided fulfillment services at no charge to a business partly owned by a member of his household. The Company’s Board of Directors determined that not all of these advances were approved in accordance with the Company’s policy on related party transactions, documented appropriately or recorded correctly in the Company’s accounting system. As a result, the Company was not able to monitor the outstanding amount of these advances on a continuous basis. In April 2012, this employee voluntarily resigned from the Company. Principal repayments towards the outstanding advances aggregating $235,000 have been made through December 31, 2013. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. Previously included in accounts receivable, the amount has been reclassified under Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At December 31, 2014 and 2013, the Company estimated the value of the collateral at $2,143 and $9,001, respectively.

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

In connection with an application submitted for the creation and support to the Company from the state of Kentucky in 2011, Lalit Dhadphale and Cape Bear Partners LLC received 250,000 options and 250,000 warrants, respectively.  The vesting and exercise of the options and warrants are not probable as the Company is no longer pursuing this support from Kentucky.

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

Item 14.    Principal Accounting Fees and Services.

The following table presents fees billed or expected to be billed for professional services rendered by the Company’s principal accountant.  Marcum LLP, for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2014, and 2013, and fees billed for other services rendered by our principal accountants during those periods.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Audit Fees (1)	$110,000	$134,082
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-

(1)           Audit fees were principally for audit work performed on our annual financial statements and review of our interim financial statements.

(2)           There were no “audit-related services” during the period.

(3)           There were no “tax services” during the period.

(4)           There were no “other services” during the period.

During the years ended December 31, 2014 and 2013, the Audit Committee met to review and approve the filing of Forms 10-K and 10-Q. All audit and non-audit services were pre-approved by the Board of Directors.

Pre-Approval Policies and Procedures

To help ensure the independence of our independent registered public accounting firm, all audit and permitted non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm must be approved in advance by the Audit Committee, as a Committee or the Committee may delegate to one or more of its members the authority to grant the required approvals.

Item 15.    Exhibits, Financial Statement Schedules.

(a)           Exhibits

Exhibit No.                            Description

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

2.2	Asset Purchase Agreement, dated February 14, 2011, among Hocks Acquisition Corporation, and Hocks Pharmacy, Inc. and its shareholders. (10)

2.3	Merger Agreement dated February 14, 2011, among HealthWarehouse.com, Inc., Hocks Acquisition Corporation, Hocks Pharmacy, Inc. and its shareholders, and Hocks.com, Inc. (10)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008. (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008. (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009. (5)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 16, 2010. (8)

3.6	State of Delaware Certificate of Amendment of Certificate of Incorporation dated October 17, 2014 (19)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law. (9)

3.8	Amended and Restated By-Laws of the Company. (9)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law, filed on October 17, 2011. (15)

4.1	Warrant to Purchase 156,250 Shares of the Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and Issued to HWH Lending, LLC, as Lender. (11)

4.2	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to HWH Lending, LLC as Lender. (11)

4.3	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (11)

4.4	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (11)

4.5	Form of Common Stock Purchase Warrant. (9)

4.6	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of Milfam I L.P. (9)

4.7	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of HWH Lending, LLC. (9)

4.8	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of HWH Lending, LLC. (14)

4.9	Warrant to Purchase 250,000 Shares of the Common Stock of HealthWarehouse.com, Inc., dated September 2, 2011 and Issued to HWH Lending, LLC. (14)

4.10	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of Milfam I, L.P. (14)

4.11	Warrant to Purchase 250,000 shares of the Common Stock of Healthwarehouse.com, Inc. dated September 2, 2011 and issued to Milfam I, L.P. (14)

4.12	Form of Common Stock Purchase Warrant. (15)

4.13	Promissory Note dated March 28, 2013 in the amount of $500,000 payable by the Company to the order of Melrose Capital Advisors, LLC. (16)

4.14	Warrant to Purchase 750,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 18, 2013 and issued to Melrose Capital Advisors, LLC. (16)

4.15	Amended and Restated Promissory Note dated April 29, 2014 in the amount of $750,000 payable by the Company to the order of Melrose Capital Advisors, LLC

4.16	Common Stock Purchase Warrant dated April 29, 2014 for 75,000 common shares

4.17	Amendment to Amended and Restated Promissory Note dated August 18, 2014

10.4	Loan and Security Agreement dated November 8, 2010 among HealthWarehouse.com, Inc. and Hwareh.com, Inc., as Borrowers, and HWH Lending, LLC and Milfam I L.P. as Lenders. (9)

10.5	Securities Purchase Agreement dated August 3, 2011. (12)

10.6	Investor Rights Agreement dated August 3, 2011. (12)

10.7	Indemnification Agreement dated August 3, 2011. (12)

10.8	Lease agreement dated June15, 2011 between the Company and the landlord for 7107 Industrial Road Florence, Kentucky. (13)

10.9	Loan and Security Agreement dated September 2, 2011 among HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Borrowers, and HWH Lending LLC, and Milfam I, L.P., as Lenders. (14)

10.10	Stock Purchase Agreement dated September 2, 2011 between the Company and Rock Castle Holdings, LLC. (14)

10.11	Securities Purchase Agreement dated October 17, 2011. (15)

10.12	Amendment No. 1 to Investor Rights Agreement dated October 17, 2011. (15)

10.13	Form of Subscription Agreement for Common Stock. (15)

10.14	Security Agreement dated March 28, 2013 between HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Debtors, and Melrose Capital Advisors, Inc. as secured party. (16)

10.15	Amended and Restated Promissory Note dated September 30, 2013 in the amount of $600,000 payable by the Company to the order of Melrose Capital Advisors, LLC

10.16	Warrant to Purchase 150,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated September 30, 2013 and issued to Melrose Capital Advisors, LLC.

10.17	Security Agreement dated September 30, 2013 between Pagosa Health LLC, as Debtor, and Melrose Capital Advisors, Inc. as secured party.

10.18	Promissory Note dated October 30, 2013 in the amount of $100,000 payable by the Company to the order of Steven Deixler

10.19	Warrant to Purchase 150,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated October 30, 2013 and issued to Steven Deixler.

10.20	Subordination Agreement dated October 30, 2013 among Melrose Capital Advisors, LLC, the Company and Steven Deixler

10.21	Amended and Restated Promissory Note dated March 28, 2014 in the amount of $700,000 payable by the Company to the order of Melrose Capital Advisors, LLC

10.22	Warrant to Purchase 150,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 28, 2014 and issued to Melrose Capital Advisors, LLC.

10.23	Amendment to Amended and Restated Promissory Note dated August 15, 2014 between the Company and Melrose Capital Advisors, LLC.(18)

10.24	Deposit Account Control Agreement dated August 18, 2014 between the Company, Melrose Capital Advisors, LLC and The Bank of Kentucky, Inc.

10.25	2009 Incentive Compensation Plan

10.26	2014 Equity Incentive Plan (17)

10.27	Amended and Restated Promissory Note dated March 1, 2015 between the Company and Melrose Capital Advisors, LLC.

10.28	Warrant to Purchase 500,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 1, 2015 and issued to Melrose Capital Advisors, LLC.

10.29	Waiver Letter dated March 15, 2015 from Melrose Capital Advisors, LLC.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Dcoument *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *                 Filed herewith.

       +                 Denotes Management Compensatory Plan or Contract.

1	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2009.

2	Incorporated by reference to the Company’s Annual Report on Form 10-K SB filed on March 29, 2006.

3	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2009.

4	Incorporated by reference to the Company’s Annual Report Amendment on Form 10-KA filed on May 14, 2009.

5	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2009.

6	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on May 26, 2009.

7	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2010.

8	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2010.

9	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2010.

10	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2011.

11	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011.

12	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2011.

13	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.

14	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 6, 2011.

15	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 20, 2011.

16	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2013.

17	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 26, 2014.

18	Incorporated by reference to the Company’s Current Report on Form 10-Q filed on August 19, 2014.

19	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014 filed on November 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2015	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lalit Dhadphale	President, Chief Executive Officer,	March 27, 2015
Lalit Dhadphale	Director and Principal Financial and
Accounting Officer

/s/ Youssef Bennani	Director	March 27, 2015
Youssef Bennani

/s/ Joseph Savarino	Director	March 27, 2015
Joseph Savarino

/s/ Ambassador Ned L. Siegel	Director	March 27, 2015
Ambassador Ned L. Siegel

Healthwarehouse.com, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended December 31, 2014 and 2013

Page(s)

Report of Independent Registered Public Accounting Firm	44

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2014 and 2013	45

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013	46

Consolidated Statements of Changes in Stockholders' Deficiency for the Years Ended December 31, 2014 and 2013	47 - 48

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013	49 - 50

Notes to Consolidated Financial Statements	51 - 66

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders of
Healthwarehouse.com, Inc.

We have audited the accompanying consolidated balance sheets of Healthwarehouse.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthwarehouse.com, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/   Marcum LLP
       Marcum LLP

New York, NY
March 27, 2015

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

Assets

Current assets:
Cash	$506,019	$67,744
Restricted cash	195,088	-
Accounts receivable, net	100,886	307,211
Inventories	144,236	277,300
Prepaid expenses and other current assets	60,202	59,143
Total current assets	1,006,431	711,398
Property and equipment, net	511,286	624,634
Web development costs, net	142,541	83,780
Total assets	$1,660,258	$1,419,812

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,542,938	$3,310,000
Accounts payable – related parties	84,314	83,691
Accrued expenses and other current liabilities	680,506	621,052
Deferred revenue	7,009	95,792
Current portion of equipment lease payable	64,101	56,323
Notes payable, net of debt discount of $58,367 as of December 31, 2014	791,633	-
Note payable and other advances – related parties	73,095	78,095
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
December 31, 2014 and December 31, 2013 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	5,243,596	5,244,953

Long term liabilities:
Notes payable, net of debt discount of $269,998 as of December 31, 2013	-	430,002
Long term portion of equipment lease payable	46,143	109,964
Total long term liabilities	46,143	539,966
Total liabilities	5,289,739	5,784,919

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of December 31, 2014 and December 31, 2013 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 451,879 and 422,315 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively (aggregate
liquidation preference of $4,569,175 and $4,270,257 as of December 31, 2014	452	422
and December 31, 2013, respectively)
Common stock – par value $0.001 per share; 100,000,000 shares authorized, 38,749,595 and 27,708,303 shares issued and 37,570,383 and 26,529,091 shares outstanding as of
December 31, 2014 and December 31, 2013, respectively	38,751	27,708
Additional paid-in capital	29,966,039	27,166,147
Employee advances	(2,143)	(9,001)
Treasury stock, at cost, 1,179,212 shares as of December 31, 2014 and December 31, 2013	(3,419,715)	(3,419,715)
Accumulated deficit	(30,212,865)	(28,130,668)
Total stockholders’ deficiency	(3,629,481)	(4,365,107)
Total liabilities and stockholders’ deficiency	$1,660,258	$1,419,812

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2014	2013

Net sales	$6,129,660	$10,233,112

Cost of sales	2,492,382	5,111,737

Gross profit	3,637,278	5,121,375

Operating expenses:

Selling, general and administrative expenses	5,370,727	7,554,954

Loss from operations	(1,733,449)	(2,433,579)

Other income (expense):
Gain on settlement of payables	281,911	-
Loss on extinguishment of debt	-	(2,792,900)
Interest expense	(331,741)	(263,413)
Total other expense	(49,830)	(3,056,313)

Net loss	(1,783,279)	(5,489,892)

Preferred stock:
Series B convertible contractual dividends	(298,918)	(279,380)
Series B convertible deemed dividends	-	(1,532,722)

Loss attributable to common stockholders	$(2,082,197)	$(7,301,994)

Per share data:
Net loss – basic and diluted	$(0.06)	$(0.23)
Series B convertible contractual dividends	(0.01)	(0.01)
Series B convertible deemed dividends	-	(0.07)

Net loss attributable to common stockholders - basic and diluted	$(0.07)	$(0.31)

Weighted average number of common shares outstanding - basic and diluted	30,036,885	23,401,575

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2013

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

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2014

	Convertible
	Series B									Total
	Preferred Stock		Common Stock		Additional	Employee	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2013	422,315	$422	27,708,303	$27,708	$27,166,147	$(9,001)	1,179,212	$(3,419,715)	$(28,130,668)	$(4,365,107)

Stock-based compensation	-	-	-	-	830,518	-	-	-	-	830,518

Shares issued as pursuant to employment
agreement	-	-	21,289	21	10,625	-	-	-	-	10,646

Issuance of Series B preferred stock as
payment-in-kind for dividend	29,564	30	-	-	279,350	-	-	-	-	279,380

Contractual dividends on Series B convertible
preferred stock	-	-	-	-	-	-	-	-	(298,918)	(298,918)

Warrants issued as debt discount in
connection with notes payable	-	-	-	-	36,000	-	-	-	-	36,000

Issuance of common stock and warrants
for cash, net of costs	-	-	11,020,003	11,022	1,526,733	-	-	-	-	1,537,755

Imputed value of services contributed	-	-	-	-	116,666	-	-	-	-	116,666

Change in fair value of collateral securing
employee advances	-	-	-	-	-	6,858	-	-	-	6,858

Net loss	-	-	-	-	-	-	-	-	(1,783,279)	(1,783,279)

Balances, December 31, 2014	451,879	$452	38,749,595	$38,751	$29,966,039	$(2,143)	1,179,212	$(3,419,715)	$(30,212,865)	$(3,629,481)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,783,279)	$(5,489,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	44,535
Change in fair value of collateral securing employee advances	6,858	9,857
Depreciation and amortization	172,167	158,029
Stock-based compensation	841,164	558,286
Warrants issued to 2012 private placement investors	-	487,200
Gain on settlement of accounts payable	(281,911)	-
Loss on extinguishment of debt	-	2,792,900
Imputed value of services contributed	116,666	350,000
Amortization of debt discount	247,631	177,665
Changes in operating assets and liabilities:
Accounts receivable	206,325	(261,894)
Inventories	133,064	118,284
Prepaid expenses and other current assets	(1,059)	(6,851)
Accounts payable – trade	(485,151)	336,226
Accounts payable – related parties	623	57,758
Accrued expenses and other current liabilities	39,916	(452,676)
Deferred revenue	(88,783)	95,792
Net cash used in operating activities	(875,769)	(1,024,781)

Cash flows from investing activities
Change in restricted cash	(195,088)	850,002
Capital expenditures	(2,964)	-
Website development costs	(114,616)	(98,423)
Net cash provided by (used in) investing activities	(312,668)	751,579

Cash flows from financing activities
Principal payments on equipment leases payable	(56,043)	(49,122)
Proceeds from issuance of notes payable	150,000	700,000
Repayment of notes payable	-	(2,000,000)
Repayment of notes payable - related party	(5,000)	(4,000)
Repayment of convertible notes payable	-	(1,000,000)
Net proceeds from the sale of common stock	1,537,755	2,651,973
Proceeds from notes payable and other advances – related parties	-	56,000
Repayment of notes payable and other advances – related parties	-	(13,905)
Net cash provided by financing activities	1,626,712	340,946

Net increase in cash	438,275	67,744

Cash - beginning of period	67,744	-

Cash - end of period	$506,019	$67,744

Cash paid for:
Interest	$86,692	$433,792
Taxes	$-	$924

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013
Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$279,380	$261,084
Cashless exercise of warrants into common stock	$-	$10,342
Warrants issued as debt discount in connection with notes payable	$36,000	$403,300
Accrual of contractual dividends on Series B convertible preferred stock	$298,918	$279,380
Deemed dividends on Series B convertible preferred stock	$-	$1,532,722
Common stock and warrants issued in exchange of notes and accounts payable	$-	$3,625,900
Conversion of Accounts Payable to Notes Payable	$-	$40,000

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

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of December 31, 2014, the Company had a working capital deficiency of $4,237,165 and an accumulated deficit of $30,212,865. During the years ended December 31, 2014 and 2013, the Company incurred net losses of $1,783,279 and $5,489,892, respectively and used cash in operating activities of $875,769 and $1,024,781, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to December 31, 2014, the Company continues to incur net losses and use cash in operating activities.  Funds from the Company’s private placement offering completed during 2014 have improved the Company’s current cash position and working capital constraints;  however, the funds are not sufficient to satisfy its current obligations.

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., Hocks.com, Inc., ION Holding NV, ION Belgium NV and Pagosa Health LLC, its wholly-owned subsidiaries. ION Holding NV and ION Belgium NV are inactive subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

On June 4, 2013, the Company formed a wholly-owned subsidiary called Pagosa Health LLC (“Pagosa”).  On January 14, 2014, the Company closed the Pagosa location and decided to focus on its core consumer prescription business.  The entity was dissolved in 2014.  See Note 10.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash represents cash held by the Company’s credit card processor as a reserve to cover potential future refunds.

Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $47,233 and $250,828 as of December 31, 2014 and 2013, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is sent.  If the financial conditions of customers were to materially deteriorate, an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Inventories

Inventories consist of finished goods and is stated at the lower of cost (using the first-in, first-out method) or market.  As part of the valuation process, inventory reserves are established to state excess and slow-moving inventory at their estimated net realizable value. The valuation process for excess or slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business.  Inventory reserves are periodically reviewed, reflecting current risks, trends and changes in industry conditions.  When preparing these estimates, management considers historical results, inventory levels and current operating trends.  In the event the estimates differ from actual results, inventory-related reserves may be adjusted and could materially impact the results of operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statements of operations in the period of disposal.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value.  As of December 31, 2014, the Company has not recognized any such impairment.

Website Development Costs

The Company capitalizes costs associated with the development of its website. During the years ended December 31, 2014 and 2013, the Company capitalized $114,616 and $98,423, respectively, of website development costs. The Company is amortizing the website development costs on a three year straight-line basis and incurred amortization expense of $55,855 and $14,643 during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, unamortized website development costs totaled $142,541.  Estimated future amortization expense related to website development costs is $71,013 in 2015, $56,370 in 2016 and $15,158 in 2017.

Shipping and Handling Costs

The Company policy is to provide free standard shipping and handling for most orders shipped during the year. Shipping and handling costs incurred are recognized in selling, general and administrative expenses. Such amounts aggregated $511,636 and $775,083 for the years ended December 31, 2014 and 2013 respectively.

In certain circumstances, shipping and handling costs are charged to the customer and recognized in revenues. The amounts recognized in revenues for the years ended December 31, 2014 and 2013 were $162,221 and $254,067, respectively.

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

U.S. GAAP prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized during the years ended December 31, 2014 and 2013.

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

 Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2014 and 2013 was $103,536 and $1,867, respectively.

 Sales Taxes

The Company accounts for sales taxes imposed on its goods and services on a net basis in the statement of operations.

Net Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to Common Stockholders by the weighted average number of common shares outstanding during the period.  Diluted net earnings (loss)  per share reflects the potential dilution that could occur if securities or other instruments to issue Common Stock were exercised or converted into Common Stock.  Potentially dilutive securities are excluded from the computation of diluted net earnings (loss) per share if their inclusion would be anti-dilutive and consist of the following:

	December 31,
	2014	2013

Options	3,944,557	2,543,150
Warrants	9,339,044	2,342,846
Series B Convertible Preferred Stock	5,146,902	3,472,953
Total potentially dilutive shares	18,430,503	8,358,949

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

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

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

The Company evaluated its free standing warrants to purchase Common Stock to assess their proper classification in the balance sheet as of December 31, 2014 and 2013 using the applicable classification criteria enumerated under U.S. GAAP and determined that the Common Stock purchase warrants contain fixed settlement provisions.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entitiy’s Ability to Continue as a Going Concern” (“ASU 2014-15”).    ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. Adoption of this pronouncement is not expected to have a material impact on its consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2014	2013	Useful Life

Computer Software	$230,299	$230,299	5 years
Equipment	544,108	544,108	15 years
Office Furniture and Equipment	95,754	95,754	7 years
Computer Hardware	30,710	27,746	5 years
Leasehold Improvements	303,318	303,318	(a)
Total	1,204,189	1,201,225
Less: accumulated depreciation	(692,903)	(576,591)
Property and Equipment, Net	$511,286	$624,634

(a)    Lesser of useful life or initial term of lease

Depreciation expense for the above assets for the years ended December 31, 2014 and 2013 was $116,312 and $143,387, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2014	2013

Deferred Rent	$36,053	$46,254
Advertising	109,930	75,000
Salaries and Benefits	82,222	132,048
Customer Payables	635	39,618
Dividend Payable	298,918	279,380
Accrued Interest	48,868	45,616
Accrued Rent	46,604	-
Other	57,276	3,136
Total	$680,506	$621,052

6. Convertible Notes Payable

On February 1, 2013, the Company repaid the outstanding principal balance of $1,000,000 of convertible notes plus outstanding accrued interest of $163,861. The convertible notes bore interest at a rate of 7% per annum compounded annually and were due on December 31, 2012.

7. Notes Payable

On January 15, 2013, the Company failed to make required payments aggregating $2,000,000 in principal and approximately $193,000 of accrued interest due on certain note agreements dated September 2, 2011.  Accordingly, the Company was in default of its obligations under the loan documents.   On February 1, 2013, the Company repaid the notes with an outstanding principal balance of $2,000,000 plus outstanding accrued interest of $199,260. The Company recorded amortization of debt discount associated with the notes payable of $44,363 for the year ended December 31, 2013, using the effective interest method.

The Company is a party to a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $750,000 from the Lender (the “Loan”), including $150,000 and $600,000 during the years ended December 31, 2014 and 2013, respectively.  The Loan is evidenced by a promissory note (the “Senior Note”) in the face amount of $750,000 (as amended).  The Senior Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.50% as of December 31, 2014).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Senior Note is payable on March 1, 2015, or earlier in the event of default or a sale or liquidation of the Company.  See Note 14.  The Loan may be prepaid in whole or in part at any time by the Company without penalty.   The Senior Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”).

In connection with the Loan Agreement, the Company granted the Lender five-year warrants to purchase an aggregate of 1,125,000 shares of Common Stock at an exercise price of $0.35 per share, of which 225,000 and 900,000 warrants were issued during the years ended December 31, 2014 and 2013, respectively.  The warrants contain customary anti-dilution provisions. The warrants had an aggregate relative fair value of $402,500, of which $36,000 and $366,500 were recorded as debt discounts during the years ended December 31, 2014 and 2013, respectively, and will be amortized using the effective interest method over the term of the Senior Note.  The Company amortized $229,231 and $130,235 of the debt discount as interest expense during the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, the remaining unamoritized debt discount was $43,034 and $236,265, respectively.  Including the value of warrants issued in connection with Senior Note and subsequent amendments, the Senior Note had an effective interest rate of 40% per annum.

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

On March 13, 2013, the Company converted an advance from a related party of $40,000 to a notes payable with a maturity date of December 31, 2013.  The principal balance of the note is due at maturity, with no interest.  The Company made principal payments of $5,000 and $4,000 during the years ended December 31, 2014 and 2013, respectively.  The Company is in discussions with the related party to implement a repayment plan.  Imputed interest expense on this note was de minimis.

On August 15, 2013, a related party advanced $56,000 to the Company. Subsequently, $7,000 of that advance was repaid to the related party and the Company issued a promissory note for the principal balance of $49,000 (the “Original Note”). The Original Note bears interest at a rate of 10% per annum. The Original Note had a maturity date of November 7, 2013. Through November 21, 2013, the Company repaid $6,905 of the principal of the Original Note and a replacement note was issued for the remaining principal balance of $42,095 (the “Replacement Note”). The Replacement Note waives any existing default under the Original Note and had a maturity date of May 31, 2014. All other terms of the Replacement Note and Original Note are the same.  Interest expense on this note was $3,252 and $1,366 during the years ended December 31, 2014 and 2013, respectively.  The Company is in discussions with the related party to negotiate a repayment plan.

On October 30, 2013, the Company issued a note payable with a principal amount of $100,000 to a lender. The note bears interest on the unpaid principal balance until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (as of  December 31, 2014, the Prime Rate was 3.25% per annum). Under the terms of the note, the Company has agreed to make monthly payments of accrued interest on the first day of every month, beginning on December 1, 2013. The principal amount and all unpaid accrued interest is payable on November 1, 2015 but the Company’s obligations are unsecured and are subordinate to its obligations pursuant to the Senior Note described above. The Loan may be prepaid in whole or in part at any time by the Company without penalty. In consideration of the note payable, the Company issued to the lender a five-year warrant to purchase 150,000 shares of Common Stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $36,800 that the Company has recorded as a debt discount which will be amortized using the effective interest method over the term of the October Note. The Company amortized $18,400 and $3,067 of the debt discount as interest expense during the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, the remaining unamortized debt discount was $15,333 and $33,733, respectively.  Including the value of the warrant, the note had an effective interest rate of 26% per annum

8. Equipment Lease Payable

Future minimum lease payments, by year and in the aggregate, under equipment leases, which includes capital leases, as of December 31, 2014, are as follows:

For year ending December 31,	Lease Payments

2015	$76,086

2016	48,696

Total	$124,782

Less: Amount representing interest	(14,538)

Present value of future lease payments	$110,244

Less: Current portion	(64,101)

Long term portion	$46,143

As of December 31, 2014, the equipment has a gross and net book value of $305,641 and $240,720, respectively. Depreciation of assets held under capital leases in the amount of $20,377 is included in depreciation expense for both years ended December 31, 2014 and 2013.

9. Stockholders’ Deficiency

The Company is authorized to issue up to 100,000,000 shares of Common Stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.  Following the approval of the Board of Directors and stockholders of record as of August 25, 2014, the Company filed a Certificate of Amendment with the Secretary of State of Delaware on October 17, 2014, which increased the number of authorized shares of common stock of the Company from 50,000,000 to 100,000,000.

Common Stock

During the year ended December 31, 2013, pursuant to a private placement offering of units that commenced on October 4, 2012 (the “Private Placement”), the Company received an aggregate of $3,501,975 of proceeds related to the sale of 3,501,975 units at a price of $1.00 per unit. The aggregate amount includes $500,000, which was received from an officer, and $850,002, which was received during the fourth quarter of 2012 and classified as restricted cash as of December 31, 2012. Each unit consists of (i) one share of the Company’s Common Stock and (ii) a five-year warrant to purchase three shares of the Company’s Common Stock at an exercise price of $0.25 per share, such that warrants to purchase an aggregate of 10,505,925 shares of Common Stock were issued. Substantially all of the proceeds from the sale of the units were used by the Company to satisfy all of its obligations under certain convertible notes and notes (see Notes 6 and 7). In connection with the Private Placement, an officer has entered into repurchase agreements with certain purchasers of units, pursuant to which he has agreed to repurchase, subject to certain conditions, one-half of these holder’s units at a purchase price of $1.00 per unit if the closing price of the Common Stock is less than $0.25 on five consecutive trading days at any time within one year of February 1, 2013. Cape Bear, which holds a substantial equity position in the Company, also entered into repurchase agreements with certain purchasers, other than the officer, that are substantially similar to the officer’s agreements, except that Cape Bear’s obligations are secured by a lien over certain real estate.

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

On January 15, 2014, the Company issued 21,289 shares of Common Stock to an employee in accordance with an employment agreement.  The fair value of the shares was $10,646 based on the closing price on the date of issuance which was recorded as stock based compensation expense during the year ended December 31, 2014.

During the year ended December 31, 2014, pursuant to a private placement offering of units that commenced on July 25, 2014 (the “2014 Private Placement”), the Company received an aggregate of $1,653,000 of gross proceeds (net of expenses of $115,245) related to the sale of 11,020,003 units at a price of $0.15 per unit.  Each unit consists of (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase one-half share of the Company’s common stock at an exercise price of $0.30 per share, such that warrants to purchase an aggregate of 5,509,998 shares of common stock were issued.  The aggregate fair value of the warrants as of the issuance date was $1,096,202.  The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated by U.S. GAAP and determined that such warrants met the criteria for equity classification.  Proceeds from the sale of the units are to be used to fund the Company’s initiatives in the areas of marketing, website improvement and development, inventory and for general working capital purposes.

During the year ended December 31, 2014, the Company granted certain options and warrants which, upon settlement, may have exceeded the limit on the authorized number of shares of common stock.  The Company follows a sequencing policy for which in the event partial reclassification of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of earliest issuance date of potentially dilutive instruments with the earliest grants receiving first allocation of shares.  The Company evaluated such instruments and determined that the fair value of such instruments at the date of issuance and the change in fair value was determined to have a de minimus impact on the Company’s consolidated financial statements.  Subsequent to such issuance and prior to December 31, 2014, the Company obtained stockholder approval to increase the number of authorized shares of common stock of the Company from 50,000,000 to 100,000,000.

Preferred Stock

Series A Preferred Stock

The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-voting, has a liquidation preference equal to its purchase price, and does not pay dividends. The holders can call for the conversion of the Series A Preferred Stock at any time and are entitled to half a share of the Company’s Common Stock for each share of Series A Preferred Stock converted. As of December 31, 2013, 44,443 shares of Series A Preferred Stock are available to be issued. There is no Series A Preferred Stock outstanding as of December 31, 2014 or 2013.

Series B Preferred Stock

The Company has designated 625,000 of the 1,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock has voting rights equal to one vote for each common share equivalent, has a liquidation preference equal to its purchase price, and receives preferred dividends equal to 7% of all outstanding shares in either cash or payment-in-kind. The holders can call for the conversion of the Series B Preferred Stock at any time and are entitled to five shares of the Company’s Common Stock for each share of Series B Preferred Stock converted. In addition, the Series B Preferred Stock is subject to weighted average anti-dilution protection whereby if shares of Common Stock are sold below the current conversion price, the conversion price is reduced pursuant to a pre-defined formula. As of December 31, 2014 and 2013, Series B holders were entitled to convert into 11.39 and 8.22 shares, respectively, of the Company’s Common Stock for each share of Series B Preferred Stock due to the anti-dilution provision. The anti-dilution provision represents a contingent beneficial conversion feature.  As of December 31, 2014, an incremental 2,887,507 shares of Common Stock are issuable at conversion of the Series B Convertible Preferred Stock as compared to the original terms.   Using the commitment date Common Stock price in effect, the commitment date value of the incremental shares is $7,288,068. However, recognition of beneficial conversion features is limited to the aggregate gross proceeds allocated to the preferred stock of $3,199,689 (422,315 shares of Series B Convertible Preferred Stock times $9.45 per share less the proceeds allocated to the warrants of $791,188) less the $1,666,967 beneficial conversion feature already recognized on the original 365,265 shares of Series B Preferred Stock (prior to the issuance of additional shares as payment-in-kind in lieu of cash dividends).  Due to these limitations, a beneficial conversion feature of only $1,532,722 was recorded for the year ended December 31, 2013.

As of December 31, 2014 and 2013, the Company had accrued contractual dividends of $298,918 and $279,380, respectively, related to the Series B Preferred Stock.  On January 1, 2015, and 2014, the Company issued 31,633 and 29,564 shares of Series B convertible preferred stock valued at approximately $299,000 and $279,000, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock owners as payment in kind for dividends.

Series C Preferred Stock

On October 17, 2011, the Company filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Delaware fixing the rights, preferences and restrictions of a newly formed class of Series C Preferred Stock. The Certificate of Designation designates 10,000 shares of the Company's preferred stock as Series C Preferred Stock to be issued at an original issue price of $100 per share. The Series C Preferred Stock has voting rights equal to one vote for each share held, has a liquidation preference equal to its purchase price, and has certain redemption rights available at the option of the holder. The holder could make a mandatory redemption request at any time on or after  January 15, 2013. The Series C Preferred Stock is non- convertible and does not pay dividends.

On October 17, 2011, the Company received net cash proceeds of $1,000,000 for the sale of 10,000 shares of Series C Preferred Stock to a greater than 10% stockholder of the Company. Since certain of the Company’s preferred shares contain redemption rights which are not solely within the Company’s control, these issuances of preferred stock were initially presented as temporary equity. In connection with the issuance, the investor received five-year immediately exercisable warrants to purchase 270,000 shares of the Company’s Common Stock at an exercise price of $2.90 per share and which had a relative fair value of $526,522 on the date of grant. The $526,522 relative fair value was recorded as a discount against the Series C Preferred Stock and was initially amortized as deemed dividends over the period through January 15, 2013.

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

Following the approval of the Board of Directors and stockholders of record as of August 25, 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) which made a total of 6,000,000 shares of common stock authorized and available for issuance pursuant to awards granted under the 2014 Plan.

The 2014 Plan limit imposes individual limitations on the amount of certain awards. Under these limitations during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2014 Plan may not exceed 1,500,000 shares, subject to adjustment in certain circumstances. The maximum number of shares that may be awarded that are not subject to performance targets is an aggregate of 1,200,000 shares.   The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Committee designated to administer the 2014 Plan, except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of Common Stock on the date of grant.

Stock Options

Grants

On February 15, 2013 and December 23, 2013, the Company granted options to employees to purchase an aggregate of 430,500 shares of Common Stock under the 2009 Plan at an exercise price ranging from $0.53 to $1.60 per share for an aggregate grant date value of $425,824. The options vest over a three year period and have a term of ten years.

On June 19, 2013 and October 30, 2013, the Company granted options to certain directors to purchase 505,000 shares of Common Stock under the 2009 Plan at an exercise price ranging from $0.30 to $1.45 per share for a grant date value of $198,820.  The options vest over a one to three year period and have a term of ten years.

On August 27, 2014 and October 23, 2014, the Company granted options to directors of the Company to purchase an aggregate of 1,687,857 shares of common stock under the 2009 Plan and 2014 Plan at an exercise price of between $0.12 to $0.16 per share for an aggregate grant date value of $266,472.  The options have a vesting period ranging from immediate to three months and have a term of ten years.

On October 23, 2014, the Company granted options to an employee of the Company to purchase an aggregate of 250,000 shares of common stock under the 2009 Plan at an exercise price of $0.18 per share for an aggregate grant date value of $35,825.  The options have a vesting period of one year and have a term of five years.

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

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.  The Company estimated forfeitures related to option grants at a weighted average annual rate of 4% per year for options granted during the years ended December 31, 2014 and 2013.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For Year Ended
	December 31,
	2014	2013

Risk free interest rate	0.97% to 2.29%	1.13% to 2.03%
Dividend yield	0.00%	0.00%
Expected volatility	190% to 191.0%	162.0% to 175.0%
Expected life in years	3.0 to 10.0	5.5 to 6.0

The weighted average fair value of the stock options granted during the years ended December 31, 2014 and 2013 was $0.16 and $0.91 per share, respectively.

Stock-based compensation expense related to stock options was recorded in the  consolidated statements of operations as a component of selling, general and administrative expenses and totaled $698,015 and $558,286 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, stock-based compensation expense related to stock options of $1,135,635 remains unamortized, including $244,066 which is being amortized over the weighted average remaining period of 1.1 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

A summary of the stock option activity during the years ended December 31, 2014 and 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2013	2,183,899	$2.76
Granted	935,500	0.91
Exercised	-	-
Forfeited	(576,249)	3.96
Outstanding, December 31, 2013	2,543,150	$2.37

Outstanding, January 1, 2014	2,543,150	$2.37
Granted	1,937,857	0.13
Exercised	-	-
Forfeited	(536,450)	2.37
Outstanding, December 31, 2014	3,944,557	$1.27	7.4	$ -

Exercisable, December 31, 2014	3,135,876	$1.11	8.0	$ -

The following table presents information related to stock options at December 31, 2014:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.12 - $2.20	$0.36	2,870,807	$0.26	9.2	2,339,126
$2.21 - $3.80	3.23	757,750	2.95	3.0	507,750
$3.81 - $6.99	4.88	316,000	4.73	7.0	289,000
$0.12 - $6.99	$1.27	3,944,557	$1.11	8.0	3,135,876

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants granted, the Company used the following weighted average assumptions:

Grants

	For Year Ended
	December 31,
	2014	2013

Risk free interest rate	1.52% to 2.52%	0.74% to 2.84%
Dividend yield	0.00%	0.00%
Expected volatility	171% to 192%	146% to 173.0%
Expected life in years	5.0 to 8.5	5.0 to 9.5

On February 15, 2013, the Company granted vested five-year warrants to purchase an aggregate of 408,345 shares of Common Stock at an exercise price of $1.00 per share to investors who purchased shares in private placements at $4.50 per share during 2012. The warrants had an issuance date fair value of $487,200 which was expensed immediately.

On August 25, 2014 and October 23, 2014, the Company granted vested five-year warrants to purchase an aggregate of 661,200 shares of Common Stock at an exercise price of $0.15 per share to a consultant related to services provided related to the 2014 Private Placement.  The warrants had an issuance date fair value of $132,893 which was treated as a cost of capital.

On August 25, 2014, the Company granted vested five-year warrants to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of $0.25 per share to a consultant related to investor relations services to be provided.  The warrants had an issuance date fair value of $133,225 which was expensed immediately as stock based compensation.

The weighted average fair value of the stock warrants granted during the years ended December 31, 2014 and 2013, respectively, was $0.20 and $1.34 per share.

Exercise

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

The aggregate intrinsic value of the warrants exercised was $16,983,736 for the year ended December 31, 2013.

A stock-based compensation benefit related to the mark-to-market adjustment for consultant warrants for the year ended December 31, 2014 was recorded in the consolidated statements of operations as a component of selling, general and administrative expenses and totaled $722. During the years ended December 31, 2014 and 2013, the Company recorded aggregate stock-based compensation expense of $132,503 and $490,420, respectively, related to warrants.  As of December 31, 2014, stock-based compensation expense related to warrants of $577,523 remains unamortized, including $683 which is being amortized over the weighted average remaining period of 0.8 years.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the years ended December 31, 2014 and 2013, respectively, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2013	592,846	$3.01
Granted	14,255,023	$0.28
Exercised	(12,505,023)	$0.28
Forfeited	-	$-

Outstanding, January 1, 2014	2,342,846	$0.94
Granted	6,996,198	$0.28
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2014	9,339,044	$0.45	4.2	$ -

Exercisable, December 31, 2014	9,079,044	$0.38	4.3	$ -

The following table presents information related to stock warrants at December 31, 2014:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.15 - $0.35	$0.28	8,746,198	$0.28	4.4	8,746,198
$0.36 - $3.00	2.91	562,846	2.91	1.7	312,846
$3.01 - $4.95	4.95	30,000	4.95	2.8	20,000
$0.15 - $4.05	0.45	9,339,044	$0.38	4.3	9,079,044

Services Contributed

Effective January 1, 2013, the Company’s Chief Executive Officer of the Company waived payment for services contributed during 2013.  On April 28, 2014, the Compensation Committee approved the payment of an annual salary of $150,000 to the Company’s Chief Executive Officer, effective May 1, 2014.  As a result, the Company imputed the value of the services contributed and recorded salary expense $116,666 and $350,000 for years ended December 31, 2014 and 2013, respectively, with a corresponding credit to stockholders’ deficiency.

10. Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement for approximately 62,600 square feet of office and storage space (as amended). The amended monthly lease rate of $9,224 was in effect from January 2012 through December 2013. The monthly lease rate increases to $10,671 for years 2014 and 2015 and to $11,975 in year 2016.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The lease expires on January 1, 2017. Deferred rent payable of $36,053 and $46,254 as of December 31, 2014 and 2013, respectively, has been included in accrued expenses and other current liabilities on the consolidated balance sheets.

On March 13, 2013, the Company gave notice of early termination for a lease agreement for a corporate apartment dated May 31, 2011. Accordingly, the lease expired on March 31, 2013. The Company did not incur any penalties related to the early termination of the lease agreement.

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa and vacated the Lawrenceburg facility. The Company is currently in discussions with the landlord regarding termination of the lease related to the building.   The present value of the remaining lease payments of $46,604 was expensed during the year ended December 31, 2014, and is reflected as a component of accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2014.

On December 15, 2014, the Company entered into a sublease agreement for 34,106 square feet of warehouse space at the Company’s corporate headquarters in Florence, Kentucky. The initial term of the sublease expires on June 14, 2015 with rent of $9,948 per month. After the expiration of the initial term, the tenant may extend the term of the sublease agreement on a month to month basis.

Future minimum payments, by year and in the aggregate, under operating leases as of December 31, 2014 are as follows:

For year ending December 31,	Amount

2015	$140,052

2016	155,700

2017	12,000

2018	5,000

Total future minimum lease payments	$312,752

During the years ended December 31, 2014 and 2013, the Company recorded aggregate rent expense of $250,576 and $174,661, respectively.

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

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs also provided an expert report indicating damages of $2.086 million.  On December 1, 2014, the Company executed a settlement agreement with the Plaintiff for $150,000 to be paid in unequal monthly installments through June 10, 2015.  The settlement amount was included in Selling, General and Administrative expense for the year ended December 31, 2014 and the unpaid balance of $135,000 was included in accounts payable as of December 31, 2014.

On October 9, 2012, American Express Travel Related Services Company, Inc. brought legal action against the Company in the Boone County, Kentucky Circuit Court. The action seeks to recover the unpaid balance on a credit card account in the amount of $87,029, plus interest and costs.  The litigation was resolved on July 10, 2013 by a negotiated settlement.  The remaining balance of $2,029 is accrued in the accompanying consolidated balance sheet as of December 31, 2014 and was repaid in full in January 2015.

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

The Company was a party to a putative stockholder derivative action that was filed in the Court of Chancery of the State of Delaware on May 7, 2013 against certain directors and our chief executive officer and against us, as a nominal defendant.   The complaint alleged claims for breach of fiduciary duty, entrenchment and corporate waste arising out of the alleged failure to conduct annual meetings, SEC filing obligations, advances to a former employee and a $500,000 secured loan to us which the entire board of directors approved.  The derivative complaint sought unspecified compensatory damages and other relief.  On January 8, 2014, in a stipulation and order of dismissal, the action was dismissed with prejudice to plaintiff, with each party bearing its own attorneys' fees and costs.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $55,000.  On September 29, 2014, the Company executed a settlement agreement with the former consultant for $25,000 which was payable in monthly installments through March 1, 2015.

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

During the year ended December 31, 2014, two vendors represented 68% and 14% of total inventory purchases. During the year ended December 31, 2013, two vendors represented 61% and 14% of total inventory purchases, respectively.

One vendor represented 36% and 26% of the accounts payable balance as of December 31, 2014 and 2013, respectively.

12. Related Party Transactions

Effective September 4, 2014, the Company entered into a Consulting Agreement with a stockholder to provide consulting services related to business development and marketing activities for the Company and other duties as agreed to by management.   The Company is required to pay the related party a monthly fee of $10,000 plus expense reimbursement.  Subsequent to the effective date, the related party agreed to defer the payment of the monthly fee for a period of four months beginning with the November 4, 2014 payment.  The deferred fees will be payable on the earlier of the termination date and the second anniversary of the effective date.  The Consulting Agreement has an initial term of one year and can be automatically renewed for a one year period unless terminated by either party.  The Agreement may be terminated by the Company by providing a sixty day notice prior to the first anniversary of the effective date.  During the year ended December 31, 2014, the Company incurred consulting and other expenses of $21,110 and paid the related party such amount.

Beginning July 1, 2013, a director is to be paid $3,000 per month and is entitled to expense reimbursements as compensation for serving on the Company’s Board committees. The director served on an Independent Committee (See Footnote 10 – Litigation) starting in July 2013 and concluding in November 2013.  As a result, the director earned $12,000 during the year ended December 31, 2013.

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns over 5% of the Company’s Common Stock received advances from the Company in various forms which totaled $391,469 including interest.  Principal repayments towards the outstanding advances aggregating $235,000 have been made through September 30, 2014.  In April 2012, this employee voluntarily resigned from the Company. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. The amount has been included in Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At December 31, 2014 and 2013, the Company estimated the value of the collateral at $2,143 and $9,001, respectively.

From March 2011 to April 2013, a wife of a director served as the agent for the Company's D&O insurance. During year ended December 31, 2013, the Company recorded insurance premium expense of $24,329.

13. Income Taxes

The income tax provision (benefit) for the years ended December 31, 2014 and 2013 was as follows:

	For The Year Ended
	December 31,
	2014	2013
Federal:
Current	$-	$-
Deferred	(387,752)	(625,702)

State and local:
Current	-	-
Deferred	(161,244)	(36,806)
	(548,996)	(662,508)
Change in valuation allowance	548,996	662,508
Income tax provision (benefit)	$-	$-

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013

Deferred tax assets:
Net operating loss carryforwards	$5,315,823	$4,966,018
Stock-based compensation	722,782	466,078
Inventory reserves	6,090	10,949
Allowance for bad debt	17,948	89,899
Deferred Rent	14,108	-
Contingent Liability	1,910	-
Charitable contribution carryforwards	5,772	5,630
Accruals	31,007	27,352
Total deferred tax assets	6,115,440	5,565,926
Valuation allowance	(6,088,174)	(5,539,178)
Deferred tax assets, net of valuation allowance	27,266	26,748

Deferred tax liabilities:
Property and equipment	(27,266)	(26,748)

Net deferred tax assets	$-	$-

Change in valuation allowance	$548,996	$666,508

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established.  Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2014 and 2013.

The Company is in the process of filing its federal and state tax returns for the years ended December 31, 2014, 2013, and 2012.  The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed.  Assuming these returns are filed, as of December 31, 2014 and 2013, the Company has approximately $14,736,276 and $13,770,000, respectively, of federal NOLs that may be available to offset future taxable income.  The federal net operating loss carryforwards, if not utilized, will expire from 2027 to 2034.  As of December 31, 2014 and 2013, the Company has approximately $7,637,237 and $3,585,000 of state net operating loss carryforwards available to offset future taxable income.  The state NOLs, if not utilized, will expire beginning in 2031.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards could be limited in the event of a change in ownership.  Based upon a study that analyzed the Company’s stock ownership, a change of ownership was deemed to have occurred in 2011.  This change of ownership created an annual limitation of approximately $2,116,000 on the usage of the Company’s losses which are available through 2031.  A full Section 382 analysis has not been prepared since 2011 and any NOLs arising since 2011 could be subject to limitation under Section 382.

For the years ended December 31, 2014 and 2013, the expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Year Ended
	December 31,
	2014	2013

US federal statutory rate	(34.0%)	(34.0%)
State tax rate, net of federal benefit	(4.0%)	(2.0%)
Permanent differences
- Stock based compensation	4.8%	3.2%
- Debt extinquishment	0.0%	18.3%
- Other	2.4%	2.5%
Change in valuation allowance	30.8%	12.0%

Income tax provision (benefit)	0.0%	0.0%

14. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Notes Payable

Effective March 1, 2015, a lender agreed to extend the maturity date of the Senior Note from March 1, 2015 to September 1, 2015.  As part of the extension, financial covenants were set which require the Company to meet certain minimum targets for EBITDAS for the calendar quarters ending on March 31 and June 30, 2015. In consideration of the Lender extending the maturity date of the Senior Note, the Company granted the lender a five-year warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.10 per share. The warrant contains customary anti-dilution provisions.