Form 10-Q
period 2015-03-31
HealthWarehouse.com, Inc.
filed 2015-05-11
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

There were 37,570,383 shares of Common Stock outstanding as of May 7, 2015

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets

Current assets:
Cash	$265,848	$506,019
Restricted cash	195,088	195,088
Accounts receivable, net of allowance of $47,143 and $47,233 as of March 31, 2015
and December 31, 2014, repectively	112,354	100,886
Inventories - finished goods, net	145,270	144,236
Prepaid expenses and other current assets	47,345	60,202
Total current assets	765,905	1,006,431
Property and equipment, net of accumulated depreciation of $720,228 and $692,903 as of
March 31, 2015 and December 31, 2014	489,499	511,286
Web development costs, net of accumulated amortization of $88,882 and $70,498 as of
March 31, 2015 and December 31, 2014	135,148	142,541
Total assets	$1,390,552	$1,660,258

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,411,287	$2,542,938
Accounts payable – related parties	83,932	84,314
Accrued expenses and other current liabilities	405,747	680,506
Deferred revenue	5,643	7,009
Current portion of equipment lease payable	65,513	64,101
Notes payable and other advances, net of debt discount of $45,150 and $58,367 as of March 31, 2015
and December 31, 2014, respectively	804,850	791,633
Note payable and other advances – related parties	73,095	73,095
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
March 31, 2015 and December 31, 2014 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	4,850,067	5,243,596

Long term liabilities:
Long term portion of equipment lease payable	29,349	46,143
Total long term liabilities	29,349	46,143
Total liabilities	4,879,416	5,289,739

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of March 31, 2015 and December 31, 2014 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 483,512 and 451,879 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively (aggregate
liquidation preference of $4,649,149 and $4,569,175 as of March 31, 2015 and	483	452
December 31, 2014, respectively)
Common stock – par value $0.001 per share; authorized 100,000,000 shares; 38,749,595 shares
issued and 37,570,383 shares outstanding as of March 31, 2015 and December 31, 2014.	38,751	38,751
Additional paid-in capital	30,385,231	29,966,039
Employee advances	-	(2,143)
Treasury stock, at cost, 1,179,212 shares as of March 31, 2015 and December 31, 2014	(3,419,715)	(3,419,715)
Accumulated deficit	(30,493,614)	(30,212,865)
Total stockholders’ deficiency	(3,488,864)	(3,629,481)
Total liabilities and stockholders’ deficiency	$1,390,552	$1,660,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Net sales	$1,612,677	$1,716,964

Cost of sales	631,163	731,408

Gross profit	981,514	985,556

Operating expenses:

Selling, general and administrative expenses	1,107,550	1,217,661

Loss from operations	(126,036)	(232,105)

Other expense:
Interest expense	(74,752)	(73,536)
Total other expense	(74,752)	(73,536)

Net loss	(200,788)	(305,641)

Preferred stock:
Series B convertible contractual dividends	(79,961)	(74,730)

Loss attributable to common stockholders	$(280,749)	$(380,371)

Per share data:
Net loss – basic and diluted	$(0.01)	$(0.01)
Series B convertible contractual dividends	(0.00)	(0.00)

Net loss attributable to common stockholders - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	37,570,383	26,546,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(200,788)	$(305,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	90	(41,458)
Provision for employee advance reserve	2,143	(1,714)
Depreciation and amortization	45,661	41,621
Stock-based compensation	79,005	162,763
Gain on settlement of accounts payable	(66,179)	(64,597)
Imputed value of services contributed	-	87,500
Amortization of debt discount	54,517	54,035
Changes in operating assets and liabilities:
Accounts receivable	(11,558)	273,902
Inventories - finished goods	(1,034)	31,149
Prepaid expenses and other current assets	12,857	18,531
Accounts payable – trade	(65,472)	(318,734)
Accounts payable – related parties	(382)	(5,445)
Accrued expenses and other current liabilities	(55,802)	25,172
Deferred revenue	(1,366)	(17,002)
Net cash used in operating activities	(208,308)	(59,918)

Cash flows from investing activities
Capital expenditures	(5,539)	-
Website development costs	(10,942)	(34,866)
Net cash used in investing activities	(16,481)	(34,866)

Cash flows from financing activities
Principal payments on equipment leases payable	(15,382)	(13,159)
Proceeds from issuance of notes payable	-	100,000
Net cash (used in) provided by financing activities	(15,382)	86,841

Net decrease in cash	(240,171)	(7,944)

Cash - beginning of period	506,019	67,744

Cash - end of period	$265,848	$59,800

Cash paid for:
Interest	$19,544	$25,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Continued)

	For the Three Months Ended
	March 31,
	2015	2014
Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$298,918	$279,380
Warrants issued as debt discount in connection with notes payable	$41,300	$26,000
Accrual of contractual dividends on Series B convertible preferred stock	$79,961	$74,730

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2015.

2. Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of March 31, 2015, the Company had a working capital deficiency of $4,084,162 and an accumulated deficit of $30,493,614. During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company incurred net losses of $200,788 and $1,783,279, respectively and used cash in operating activities of $208,308 and $875,769, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to March 31, 2015, the Company continues to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., Hocks.com, Inc., ION Holding NV and ION Belgium NV, its wholly-owned subsidiaries. ION Holding NV and ION Belgium NV are inactive subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

On June 4, 2013, the Company formed a wholly-owned subsidiary called Pagosa Health LLC (“Pagosa”). On January 14, 2014, the Company closed Pagosa and decided to focus on its core consumer prescription business. Pagosa was dissolved in July 2014.

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

	March 31,
	2015	2014

Options	3,944,557	2,514,150
Warrants	9,839,044	2,492,846
Series B Convertible Preferred Stock	5,507,202	3,714,445
Total potentially dilutive shares	19,290,803	8,721,441

Recently Issued Accounting Pronouncements

The Company has determined there are no new accounting standards that are expected to have a material impact on the Company's condensed consolidated financial statements.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2015	2014

Deferred Rent	$33,503	$36,053
Advertising	76,639	109,930
Salaries and Benefits	80,597	82,222
Customer Payables	297	635
Dividend Payable	79,961	298,918
Accrued Interest	49,681	48,868
Accrued Rent	47,942	46,604
Other	37,127	57,276
Total	$405,747	$680,506

5. Notes Payable

The Company is a party to a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $750,000 from the Lender (the “Loan”). The Loan is evidenced by a promissory note (the “Senior Note”) in the face amount of $750,000 (as amended). Effective March 1, 2015, near the original maturity date, the Lender agreed to extend the maturity date of the Senior Note from March 1, 2015 to September 1, 2015 and agreed to extend the maturity date for an additional six months to March 1, 2016 if the Company meets certain financial requirements. The Senior Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.50% as of March 31, 2015). Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Note is payable on September 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty. The Senior Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”). The Company granted the Lender a first, priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the Loan, including a Deposit Account Control Agreement, which grants the Lender a security interest in certain bank accounts.

In connection with the extension of the maturity date of the Senior Note, the Company granted the Lender five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.10 per share. The warrants had a relative fair value of $41,300 using the Black-Scholes model (see Note 6) which was established as debt discount during the three months ended March 31, 2015 and will be amortized using the effective interest method over the remaining term of the Senior Note. Including the value of warrants issued in connection with extension of the maturity date of the Senior Note, the Note had an effective interest rate of 19% per annum.

The Company recorded amortization of debt discount associated with notes payable of $54,517 and $54,035 for the three months ended March 31, 2015 and 2014, respectively.

6. Stockholders’ Deficiency

Preferred Stock

As of March 31, 2015 and December 31, 2014, the Company had accrued contractual dividends of $79,961 and $298,918, respectively, related to the Series B Preferred Stock. On January 1, 2015 and 2014, the Company issued 31,633 and 29,564 shares of Series B convertible preferred stock valued at approximately $299,000 and $279,000, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock owners as payment in kind for dividends.

Stock Options

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $78,789 and $151,853 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, stock-based compensation expense related to stock options of $1,060,043 remains unamortized, including $168,474 which is being amortized over the weighted average remaining period of 1.0 years. The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants, the Company used the following weighted average assumptions:

	For The Three Months Ended
	March 31,
	2015	2014

Risk free interest rate	1.50%	1.74%
Dividend yield	0.00%	0.00%
Expected volatility	196.0%	171.0%
Expected life in years	5.00	5.00

Grants

The weighted average fair value of the stock warrants granted during the three months ended March 31, 2015 and 2014, was $0.08 and $0.23 per share, respectively.

Stock-based compensation expense related to warrants for the three months ended March 31, 2015 and 2014 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $216 and $264, respectively. As of March 31, 2015, stock-based compensation expense related to warrants of $577,307 remains unamortized, including $467 which is being amortized over the weighted average remaining period of 0.5 years. The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the three months ended March 31, 2015 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2015	9,339,044	$0.45
Granted	500,000	$0.10
Exercised	-	$-
Forfeited	-	-
Outstanding, March 31, 2015	9,839,044	$0.44	4.0	$-

Exercisable, March 31, 2015	9,579,044	$0.37	4.1	$-

The following table presents information related to stock warrants at March 31, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.10 - $0.35	$0.27	9,246,198	$0.27	4.2	9,246,198
$0.36 - $3.00	2.91	562,846	2.91	1.4	312,846
$3.01 - $4.95	4.95	30,000	4.95	2.5	20,000
$0.10 - $4.95	$0.44	9,839,044	$0.37	4.1	9,579,044

7. Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement for approximately 62,000 square feet of office and storage space with an entity. The monthly lease rate is $10,671 for 2015 and $11,975 in year 2016. The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The lease expires on January 1, 2017. Deferred rent payable of $33,503 and $36,053 as of March 31, 2015 and December 31, 2014, respectively, has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN. On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018. On January 14, 2014, the Company closed Pagosa Health and vacated the Lawrenceburg facility. The Company is currently in discussions with the Landlord regarding termination of the lease related to the building. The present value of the remaining lease payments of $47,942 is reflected as a component of accrued expenses and other liabilities on the condensed consolidated financial statements as of March 31, 2015.

On December 15, 2014, the Company entered into a sublease agreement for 34,106 square feet of warehouse space at the Company’s corporate headquarters in Florence, Kentucky. The initial term of the sublease expires on June 14, 2015 with rent of $9,948 per month. After the expiration of the initial term, the tenant may extend the term of the sublease agreement on a month to month basis.

Future minimum payments, by year and in the aggregate, under operating leases as of March 31, 2015 are as follows:

For years ending December 31,	Amount

2015	$105,039
2016	155,700
2017	12,000
2018	5,000
Total future minimum lease payments	$277,739

During the three months ended March 31, 2015 and 2014, the Company recorded aggregate rent expense of $18,342 (net of sub-lease) and $49,229, respectively.

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

8. Concentrations

During the three months ended March 31, 2015, two vendors represented 74% and 10% of total inventory purchases. During the three months ended March 31, 2014, two vendors represented 57% and 16% of total inventory purchases, respectively.

One vendor represented 38% and 36% of the accounts payable balance as of March 31, 2015 and December 31, 2014, respectively.

9. Related Party Transactions

Effective September 4, 2014, the Company entered into a Consulting Agreement with a stockholder to provide consulting services related to business development and marketing activities for the Company and other duties as agreed to by management. The Company is required to pay the related party a monthly fee of $10,000 plus expense reimbursement. Subsequent to the effective date, the related party agreed to defer the payment of the monthly fee for a period of four months beginning with the November 4, 2014 payment. The deferred fees will be payable on the earlier of the termination date or the second anniversary of the effective date. The Consulting Agreement has an initial term of one year and can be automatically renewed for a one year period unless terminated by either party. The Agreement may be terminated by the Company by providing a sixty day notice prior to the first anniversary of the effective date. During the three months ended March 31, 2015, the Company incurred consulting and other expenses of $30,000 related to the Consulting Agreement.

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns over 5% of the Company’s Common Stock received advances from the Company in various forms which totaled $391,469 including interest. Principal repayments towards the outstanding advances aggregating $235,000 have been made through March 31, 2014. In April 2012, this employee voluntarily resigned from the Company. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. The amount has been included in Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral. At December 31, 2014, the Company estimated the value of the collateral at $2,143. During the three months ended March 31, 2015, the Company wrote off the value of the collateral to $0.

10. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Stock Option Grants

On April 3, 2015, the Company granted options to employees of the Company to purchase an aggregate of 922,223 shares of common stock under the 2014 Plan at an exercise price of $0.09 per share for an aggregate grant date value of $81,419. The options have a vesting period ranging from immediate to three years and have a term of ten years.

On April 3, 2015, the Company granted options to consultants of the Company to purchase an aggregate of 149,861 shares of common stock under the 2014 Plan at an exercise price of $0.09 per share for an aggregate grant date value of $13,462. The options vested on the grant date and have a term of ten years.

On April 7, 2015, the Company granted options to directors of the Company to purchase an aggregate of 102,189 shares of common stock under the 2014 Plan at an exercise price of between $0.09 per share for an aggregate grant date value of $9,000. The options vested on the grant date and have a term of ten years. The options were granted as part of director compensation approved by the Compensation Committee.

Warrant Grants

On April 3, 2015, the Company granted warrants to a former employee of the Company to purchase an aggregate of 137,430 shares of common stock under the 2014 Plan at an exercise price of $0.09 per share for an aggregate grant date value of $12,018. The warrants have a term of five years. The warrants were issued as repayment for amounts previously accrued.

Amendment to Lease Agreement

On April 27, 2015, the Company entered in an amendment to the lease agreement related to the Florence, KY location. The amendment reduced the square feet of office and storage space from approximately 62,000 to approximately 28,500 square feet, effective June 15, 2015. Per the amendment, the monthly lease rate will reduce to $7,770 in June 2015, $4,868 for the remainder of 2015 and $5,462 in year 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries, the “Company”) as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015.

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

Results of Operations

For The Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	For three months ended Ended March 31, 2015	% of Revenue	For three months ended Ended March 31, 2014	% of Revenue

Net sales	$1,612,677	100.0%	$1,716,964	100.0%
Cost of sales	631,163	39.1%	731,408	42.6%
Gross profit	981,514	60.9%	985,556	57.4%
Selling, general & administrative expenses	1,107,550	68.7%	1,217,661	70.9%
Loss from operations	(126,036)	(7.8%)	(232,105)	(13.5%)
Interest expense	(74,752)	(4.6%)	(73,536)	(4.3%)
Net loss	$(200,788)	(12.4%)	$(305,641)	(17.8%)

Net Sales

For three months ended March 31, 2015	% Change	$ Change	For three months ended March 31, 2014

$1,612,677	(6.1%)	$(104,287)	$1,716,964

Net sales for the three months ended March 31, 2015 declined to $1,612,677 from $1,716,964, a decrease of $104,287, or 6.1% due to the reduction in prescription and over-the-counter sales resulting from the decline in orders from existing customers due to minimal advertising during the first three quarters of 2014. Due to cash flow constraints during the first three quarters of 2014, we were unable expand our advertising efforts to grow our core online prescription business and we were not able to maintain over-the-counter inventories to satisfy incoming orders which forced us to narrow our over-the-counter product line. This prompted negative customer reviews that contributed to the decline in sales, in both our new and repeat customer base.

With the liquidity provided by proceeds from the equity raise in August and October 2014, we were able to source and inventory products to fill incoming orders and improved order fill rate to less than three days from the receipt of the order. This has directly resulted in a significant shift to receiving positive customer reviews from the majority of survey participants. We have initiated an advertising and marketing campaign to drive new and repeat customers to our website and dedicated engineering resources to improve the customer experience and optimize search engine results and order conversions. In addition, we continue to dedicate customer support personnel to proactively call customers after prescription orders are received to obtain the required copies of the prescriptions, in order to process the order and improve the Company’s order conversion rate. Through these efforts, we experienced a 37% increase in new customers during the first quarter of the year compared to levels experienced prior to the completion of the equity raise. We also expect our business with repeat customers to begin growing in 2015 through the retention of the new customers acquired over the last six months.

Cost of Sales and Gross Margin

	For three months ended March 31, 2015	% Change	$ Change	For three months ended March 31, 2014

Cost of sales	$631,163	(13.7%)	(100,245)	$731,408

Gross margin $	$981,514	(0.4%)	(4,042)	$985,556

Gross margin %	60.9%	6.1%	3.5%	57.4%

Cost of sales were $631,163 for the three months ended March 31, 2015 as compared to $731,408 for the three months ended March 31, 2014, a decrease of $100,245, or 13.7%, primarily as a result of a reduction in order volume and improved costs realized through strategic purchasing efforts. Gross margin percentage increased from 57.4% for the three months ended March 31, 2014 to 60.9% for the three months ended March 31, 2015, primarily due to the purchasing efforts discussed above and the elimination of unprofitable business relations. Management will continue to focus efforts on taking advantage of strategic purchasing opportunities and maintaining profit margins while expanding its product line, particularly in the over-the-counter business.

Selling, General and Administrative Expenses

	For three months ended March 31, 2015	% Change	$ Change	For three months ended March 31, 2014

S,G&A	$1,107,550	(9.0%)	$(110,111)	$1,217,661

% of sales	68.7%			70.9%

Selling, general and administrative expenses totaled $1,107,550 for the three months ended March 31, 2015 compared to $1,217,661 for the three months ended March 31, 2014, a decrease of $110,111, or 9.0%. The three months ended March 31, 2015 expense decreases included (a) a decrease in stock based compensation of $83,758 (primarily due to the completion of the vesting period related to certain options during 2014); (b) a reduction in salary and contract labor expense of $44,601 (primarily due to a reduction in headcount); (c) a decrease in rent expense of $30,887 (resulting from the sublease of a portion of our Florence facility) (d) a decrease in legal expense of $28,411 (primarily due to settlement of litigation in 2014); (d) a decrease in freight expense of $24,836 (primarily due to the reduction in the order volume); and (e) a decrease in credit card processing expense of $21,480 (primarily due to the reduction in order volume and lower rates). The expense reductions were partially offset by an increase in advertising and marketing expense of $99,353.

Interest Expense

Interest expense increased from $73,536 in the three months ended March 31, 2014 to $74,752 in the three months ended March 31, 2015, an increase of $1,338, or 2%, primarily due to an increase in amortization of debt discounts and higher notes payable balances.

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	March 31,
	2015	2014
	(unaudited)

Net loss	$(200,788)	$(305,641)
Non-GAAP adjustments:
Gain on settement of accounts payable	(66,179)	(64,597)
Interest expense	74,752	73,536
Depreciation and amortization	45,661	41,621
Imputed value of contributed services	-	87,500
Stock-based compensation	79,005	162,499
Change in fair value of collateral securing
employee advances	2,143	(1,714)
Adjusted EBITDAS	$(65,406)	$(6,796)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders. As of March 31, 2015 we had a working capital deficiency of $4,084,162 and an accumulated deficit of $30,493,614. During the three months ended March 31, 2015 and the year ended December 31, 2014, we incurred net losses of $200,788 and $1,783,279 and used cash in operating activities of $208,308 and $875,769, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to March 31, 2015, we continue to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

As of March 31, 2015 and December 31, 2014, the Company had cash on hand of $265,848 and $506,019, respectively. Our cash flow from operating, investing and financing activities during these periods were as follows:

For the three months ended March 31, 2015, cash flows included net cash used in operating activities of $208,308. This amount included a decrease in operating cash related to a net loss of $200,788, partially offset by aggregate non-cash adjustments of $115,237, plus aggregate cash used by changes in operating assets and liabilities of $122,757 (primarily a result of a reduction of accounts payable). For the three months ended March 31, 2014, cash flows included net cash used in operating activities of $59,918. This amount included a decrease in operating cash related to a net loss of $305,641, partially offset by aggregate non-cash adjustments of $238,150, plus aggregate cash provided by changes in operating assets and liabilities of $7,573 (primarily a result of a reduction of accounts receivable).

For the three months ended March 31, 2015, net cash utilized by investing activities was $16,481 related to the capitalization of website development costs and the purchase of computer equipment. For the three months ended March 31, 2014, net cash utilized by investing activities was $34,866 related to capitalized website development costs.

For the three months ended March 31, 2015, net cash used by financing activities was $15,382 related to the principal payment on equipment leases. For the three months ended March 31, 2014, net cash provided by financing activities was $86,841 related to the issuance of a notes payable offset by principal payment on equipment leases of $13,159.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on March 30, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10–Q, our management, (Chief Executive and Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2014 (see Form 10-K filed with the SEC on March 30, 2015), which is an integral component of our disclosure controls and procedures. During the year ended December 31, 2014, management implemented policies, procedures and controls to address the weaknesses in various areas including operational and financial systems integration, separation of duties in review and approval of disbursement, cash handling, purchasing, receiving, shipping and invoicing functions, daily transaction processing and monthly financial closing procedures and timelines and board approval of related party and other significant transactions. Management believes that the controls implemented in these specific areas are sufficient to address the above weaknesses, however, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weaknesses described above have been fully remediated.

As of March 31, 2015, the material weakness that remains is the lack of accounting personnel with sufficient experience with United States generally accepted accounting principles to address the accounting for complex transactions due to the lack of a full-time Chief Financial Officer. Therefore, based on this evaluation, management has concluded that as of March 31, 2015, our disclosure controls were not effective. We believe that to fully remediate this weakness, the Company will need to retain a full time Chief Financial Officer. The directors plan to pursue the employment of a permanent Chief Financial Officer as the Company’s operations and liquidity position improve during fiscal year 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the three months ended March 31, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Recent Repurchases of Common Stock

There were no repurchases of our Common Stock during the three months ended March 31, 2015. The Company does not currently have an announced repurchase program.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are provided:

4.1	Warrant to Purchase 137,430 shares of the Common Stock of Healthwarehouse.com, Inc. dated April 3, 2015 and issued to Brian Corona.

10.1	Third Amendment to Lease dated as of April 27, 2015

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *
_________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHWAREHOUSE.COM, INC.

Dated: May 11, 2015	By:	/s/ Lalit Dhadphale
Lalit Dhadphale
President and Chief Executive Officer