Form 10-Q
period 2015-06-30
HealthWarehouse.com, Inc.
filed 2015-08-10
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

There were 37,570,383 shares of Common Stock outstanding as of August 6, 2015.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets

Current assets:
Cash	$223,239	$506,019
Restricted cash	120,088	195,088
Accounts receivable, net of allowance of $47,143 and $47,233 as of June 30, 2015
and December 31, 2014	110,707	100,886
Inventories - finished goods, net	177,100	144,236
Prepaid expenses and other current assets	46,631	60,202
Total current assets	677,765	1,006,431
Property and equipment, net of accumulated depreciation of $747,427 and $692,903 as of
June 30, 2015 and December 31, 2014	462,300	511,286
Web development costs, net of accumulated amortization of $107,996 and $70,498 as of
June 30, 2015 and December 31, 2014	123,029	142,541
Total assets	$1,263,094	$1,660,258

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,273,133	$2,542,938
Accounts payable – related parties	64,314	84,314
Accrued expenses and other current liabilities	482,397	680,506
Deferred revenue	5,014	7,009
Current portion of equipment lease payable	67,032	64,101
Notes payable and other advances, net of debt discount of $19,900 and $58,367 as of June 30, 2015	830,100	791,633
and December 31, 2014, respectively
Note payable and other advances – related parties	58,095	73,095
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
June 30, 2015 and December 31, 2014 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	4,780,085	5,243,596

Long term liabilities:
Long term portion of equipment lease payable	11,951	46,143
Total liabilities	4,792,036	5,289,739

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of June 30, 2015 and December 31, 2014 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 483,512 and 451,879 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively (aggregate
liquidation preference of $4,729,110 and $4,569,175 as of June 30, 2015 and	483	452
December 31, 2014, respectively)
Common stock – par value $0.001 per share; authorized 100,000,000 shares; 38,749,595 shares
issued and 37,570,383 shares outstanding as of June 30, 2015 and December 31, 2014	38,751	38,751
Additional paid-in capital	30,504,794	29,966,039
Employee advances	-	(2,143)
Treasury stock, at cost, 1,179,212 shares as of June 30, 2015 and December 31, 2014	(3,419,715)	(3,419,715)
Accumulated deficit	(30,653,255)	(30,212,865)
Total stockholders’ deficiency	(3,528,942)	(3,629,481)
Total liabilities and stockholders’ deficiency	$1,263,094	$1,660,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$1,870,840	$1,462,454	$3,483,517	$3,179,418

Cost of sales	618,391	590,894	1,249,554	1,322,302

Gross profit	1,252,449	871,560	2,233,963	1,857,116

Operating expenses:

Selling, general and administrative expenses	1,286,925	1,150,985	2,394,475	2,368,646

Loss from operations	(34,476)	(279,425)	(160,512)	(511,530)

Other expense:
Interest expense	(45,205)	(85,617)	(119,957)	(159,153)
Total other expense	(45,205)	(85,617)	(119,957)	(159,153)

Net loss	(79,681)	(365,042)	(280,469)	(670,683)

Preferred stock:
Series B convertible contractual dividends	(79,961)	(74,729)	(159,922)	(149,459)

Net loss attributable to common stockholders	$(159,642)	$(439,771)	$(440,391)	$(820,142)

Per share data:
Net loss – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Series B convertible contractual dividends	(0.00)	(0.00)	(0.00)	(0.01)

Net loss attributable to common stockholders - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - basic
and diluted	37,570,383	26,550,380	37,570,383	26,548,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30
	2015	2014

Cash flows from operating activities
Net loss	$(280,469)	$(670,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	(50,036)
Provision for employee advance reserve	2,143	4,715
Depreciation and amortization	91,974	83,887
Stock-based compensation	198,568	268,263
Gain on settlement of accounts payable	(87,981)	-
Imputed value of services contributed	-	116,667
Amortization of debt discount	79,767	117,901
Changes in operating assets and liabilities:
Accounts receivable	(9,821)	269,361
Inventories - finished goods	(32,864)	105,634
Prepaid expenses and other current assets	13,571	29,160
Accounts payable – trade	(181,823)	(329,826)
Accounts payable – related parties	(20,000)	(35,017)
Accrued expenses and other current liabilities	(59,113)	69,104
Deferred revenue	(1,995)	(58,306)
Net cash used in operating activities	(288,043)	(79,176)

Cash flows from investing activities
Change in restricted cash	75,000	-
Capital expenditures	(5,539)	-
Website development costs	(17,937)	(67,785)
Net cash provided by (used in) investing activities	51,524	(67,785)

Cash flows from financing activities
Principal payments on equipment leases payable	(31,261)	(27,000)
Proceeds from issuance of notes payable	-	150,000
Repayment of notes payable and other advances – related parties	(15,000)	-
Net cash (used in) provided by financing activities	(46,261)	123,000

Net decrease in cash	(282,780)	(23,961)

Cash - beginning of period	506,019	67,744

Cash - end of period	$223,239	$43,783

Cash paid for:
Interest	$38,900	$44,362
Taxes	$-	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Continued)

	For the Six Months Ended
	June 30,
	2015	2014

Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$298,918	$279,380
Warrants issued as debt discount in connection with notes payable	$41,300	$36,000
Accrual of contractual dividends on Series B convertible preferred stock	$159,922	$149,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation

HealthWarehouse.com, Inc. (“HEWA” or the “Company”), a Delaware company incorporated in 1998, is America’s Trusted Online Pharmacy, licensed in 50 states to focus on the out-of-pocket prescription drug market. The Company is Verified Internet Pharmacy Practice Site (“VIPPS”) accredited by the National Association of Boards of Pharmacy (“NABP”).  The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2015 and for the six months ended June 30, 2015 and 2014. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2015.

2.      Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of June 30, 2015, the Company had a working capital deficiency of $4,102,320 and an accumulated deficit of $30,653,255. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company incurred net losses of $280,469 and $1,783,279, respectively and used cash in operating activities of $288,043 and $875,769, respectively.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to June 30, 2015, the Company continues to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

On June 4, 2013, the Company formed a wholly-owned subsidiary called Pagosa Health LLC (“Pagosa”).  On January 14, 2014, the Company closed Pagosa to focus on its core consumer prescription business. Pagosa was dissolved in July 2014.

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

	June 30,
	2015	2014

Options	5,008,830	2,060,034
Warrants	9,976,474	2,567,846
Series B Convertible Preferred Stock	5,507,202	3,714,445
Total potentially dilutive shares	20,492,506	8,342,325

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The Company has determined there are no other new accounting standards that are expected to have a material impact on the Company's condensed consolidated financial statements.

4.      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

		June 30,	December 31,
		2015	2014

Deferred Rent		$30,952	$36,053
Advertising		76,639	109,930
Salaries and Benefits		68,525	82,222
Customer Payables		264	635
Dividend Payable		159,922	298,918
Accrued Interest		50,494	48,868
Accrued Rent		48,545	46,604
Other		47,056	57,276
	Total	$482,397	$680,506

5.      Notes Payable

The Company is a party to a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $750,000 from the Lender (the “Loan”).  The Loan is evidenced by a promissory note (the “Senior Note”) in the face amount of $750,000 (as amended).  Effective March 1, 2015, near the original maturity date, the Lender agreed to extend the maturity date of the Senior Note from March 1, 2015 to September 1, 2015 and agreed to extend the maturity date for an additional six months to March 1, 2016 if the Company meets certain financial requirements.   The Senior Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.50% as of June 30, 2015).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Note is payable on September 1, 2015, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.   The Senior Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”).  The Company granted the Lender a first, priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the Loan, including a Deposit Account Control Agreement, which grants the Lender a security interest in certain bank accounts.

In connection with the extension of the maturity date of the Senior Note, the Company granted the Lender five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.10 per share.  The warrants had a fair value of $41,300 using the Black-Scholes model (see Note 6) which was established as debt discount during the six months ended June 30, 2015 and will be amortized using the effective interest method over the remaining term of the Senior Note.  Including the value of warrants issued in connection with extension of the maturity date of the Senior Note, the Note had an effective interest rate of 19% per annum.

The Company recorded amortization of debt discount associated with notes payable of $25,250 and $79,767 during the three and six months ended June 30, 2015, respectively, and $63,865 and $117,901 for the three and six months ended June 30, 2014, respectively.

6.      Stockholders’ Deficiency

Preferred Stock

As of June 30, 2015 and December 31, 2014, the Company had accrued cumulative contractual dividends of $159,922 and $298,918, respectively, related to the Series B Preferred Stock. On January 1, 2015 and 2014, the Company issued 31,633 and 29,564 shares of Series B convertible preferred stock valued at approximately $299,000 and $279,000, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock owners as payment in kind for dividends.

Stock Options

Valuation

In applying the Black-Scholes option pricing model to stock options, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Risk free interest rate	1.35% to 1.85%	n/a	1.35% to 1.85%	n/a
Dividend yield	0.00%	n/a	0.00%	n/a
Expected volatility	195.0%	n/a	195.0%	n/a
Expected life in years	5.5 to 10.0	n/a	5.5 to 10.0	n/a

Grants

The weighted average fair value of the stock options granted during the three and six months ended June 30, 2015 was $0.09 per share.  There were no stock options granted during the three and six months ended June 30, 2014.

On April 3, 2015, the Company granted options to employees of the Company to purchase an aggregate of 922,223 shares of common stock under the 2014 Equity Incentive Plan (the “2014 Plan”) at an exercise price of $0.09 per share for an aggregate grant date value of $81,419.  The options have a vesting period ranging from immediate to three years and have a term of ten years.

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

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $107,500 and $186,289 for the three and six months ended June 30, 2015, respectively, and $106,352 and $268,851 for the three and six months ended June 30, 2014, respectively.  Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material.  The Company estimated forfeitures related to option grants at an annual rate of 6% for options granted during the six months ended June 30, 2015.

As of June 30, 2015, stock-based compensation expense related to stock options of $1,017,408 remains unamortized, including $125,839 which is being amortized over the weighted average remaining period of 1.2 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

A summary of the stock option activity during the six months ended June 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2015	3,944,557	$1.27
Granted	1,174,273	0.09
Exercised	-	-
Forfeited	(110,000)	0.51
Outstanding, June 30, 2015	5,008,830	$1.01	7.5	$106,542

Exercisable, June 30, 2015	4,017,995	$0.96	7.9	$85,542

The following table presents information related to stock options at June 30, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.09 - $2.20	$0.27	3,936,080	$0.26	8.9	3,201,245
$2.21 - $3.80	3.23	757,750	2.95	2.5	507,750
$3.81 - $6.99	4.88	315,000	4.88	6.6	309,000
	$1.01	5,008,830	$0.96	7.9	4,017,995

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Risk free interest rate	1.26% to 1.68%	1.69% to 2.33%	1.26% to 1.75%	1.69% to 2.52%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	195.0% to 197.0%	171.0% to 183.0%	195.0% to 197.0%	171.0% to 183.0%
Expected life in years	5.00 to 7.30	5.00 to 8.30	5.00 to 7.50	5.00 to 8.50

Grants

The weighted average fair value of the stock warrants granted during the three and six months ended June 30, 2015 was $0.09 and $0.08 per share, respectively.  The weighted average fair value of the stock warrants granted during the three and six months ended June 30, 2014, was $0.17 and $0.21 per share, respectively.

On April 3, 2015, the Company granted warrants to a former employee of the Company to purchase an aggregate of 137,430 shares of common stock at an exercise price of $0.09 per share for an aggregate grant date value of $12,018.  The warrants have a term of five years.  The warrants were issued as repayment for amounts previously accrued.

Stock-based compensation expense related to warrants for the three and six months ended June 30, 2015 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $12,063 and $12,279, respectively, and $(852) and $(588) for the three and six months ended June 30, 2014, respectively.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the six months ended June 30, 2015 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2015	9,339,044	$0.45
Granted	637,430	$0.10
Exercised	-	$-
Forfeited	-	-
Outstanding, June 30, 2015	9,976,474	$0.43	3.8	$33,246

Exercisable, June 30, 2015	9,716,474	$0.36	3.9	$33,246

The following table presents information related to stock warrants at June 30, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.09 - $0.35	$0.27	9,383,628	$0.27	3.9	9,383,628
$0.36 - $3.00	2.91	562,846	2.91	1.2	312,846
$3.01 - $4.95	4.95	30,000	4.95	2.3	20,000
$0.09 - $4.95	$0.43	9,976,474	$0.36	3.9	9,716,474

7.      Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement dated June 15, 2011 for approximately 62,000 square feet of office and storage space with an entity.  On December 15, 2014, the Company entered into a sublease agreement for 34,106 square feet of warehouse space at the Company’s corporate headquarters in Florence, Kentucky. The sublease, which required rent of $9,948 per month, was terminated by the Company on the original expiration date of June 14, 2015.  On April 27, 2015, the Company entered in an amendment to the lease agreement which reduced the square feet of office and storage space to approximately 28,500 square feet, effective June 15, 2015.  Per the amendment, the monthly lease rate reduced to $7,770 in June 2015, $4,868 for the remainder of 2015 and $5,462 in year 2016.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The Company will amortize the balance of the remaining deferred rent payable related to the original lease over the remaining life of the amended lease term.  The lease expires on January 1, 2017. Deferred rent payable of $30,952 and $36,053 as of June 30, 2015 and December 31, 2014, respectively, has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa and vacated the Lawrenceburg facility. The Company is currently in discussions with the Landlord regarding termination of the lease related to the building.   The present value of the remaining lease payments of $48,545 is reflected as a component of accrued expenses and other liabilities on the condensed consolidated financial statements as of June 30, 2015.

Future minimum payments, by year and in the aggregate, under operating leases as of June 30, 2015 are as follows:

For years ending December 31,	Amount

2015	$35,208
2016	77,544
2017	12,000
2018	5,000
Total future minimum lease payments	$129,752

During the three and six months ended June 30, 2015, the Company recorded aggregate rent expense of $43,273 and $61,615, respectively, and $94,091 and $143,319 during the three and six months ended June 30, 2014, respectively.

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

8.      Concentrations

During the three months ended June 30, 2015, two vendors represented 65% and 11% of total inventory purchases, and 69% and 11% of total inventory purchases for the six months ended June 30, 2015.  During the three months ended June 30, 2014, two vendors represented 74% and 12% of total inventory purchases, and 64% and 14% of total inventory purchases for the six months ended June 30, 2014.  Two vendors represented 40% and 12% of the accounts payable balance as of June 30, 2015 and 36% and 11% as of December 31, 2014.  One customer represented 16% and 22% of the accounts receivable balance as of June 30, 2015 and December 31, 2014, respectively.

9.      Related Party Transactions

Effective September 4, 2014, the Company entered into a consulting agreement with a stockholder to provide consulting services related to business development and marketing activities for the Company and other duties as agreed to by management.   The Company is required to pay the related party a monthly fee of $10,000 plus expense reimbursement.  Subsequent to the effective date, the related party agreed to defer the payment of the monthly fee for a period of four months beginning with the November 4, 2014 payment.  The deferred fees will be payable on the earlier of the termination date or the second anniversary of the effective date.  The consulting agreement has an initial term of one year and can be automatically renewed for a one year period unless terminated by either party.  The Agreement may be terminated by the Company by providing a sixty day notice prior to the first anniversary of the effective date.  On July 6, 2015, the Company notified the related party of its intent to terminate the contract effective September 4, 2015.  During the three and six months ended June 30, 2015, the Company incurred consulting and other expenses of $50,000 and $80,000, respectively, and paid $40,000 related to the consulting agreement.

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns over 5% of the Company’s Common Stock received advances from the Company in various forms which totaled $391,469 including interest.  Principal repayments towards the outstanding advances aggregating $235,000 have been made through March 31, 2014.  In April 2012, this employee voluntarily resigned from the Company. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. The amount has been included in Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At December 31, 2014, the Company estimated the value of the collateral at $2,143.  During the six months ended June 30, 2015, the Company wrote off the value of the collateral to $0.

10.      Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

On July 10, 2015, the Company granted options to directors of the Company to purchase an aggregate of 61,221 shares of common stock under the 2014 Plan at an exercise price of $0.15 per share for an aggregate grant date value of $9,000.  The options vested on the grant date and have a term of ten years.  The options were granted as part of director compensation approved by the Compensation Committee.

Effective July 23, 2015, the Company reached a settlement agreement with a shareholder that holds a note payable in the amount of $42,095, plus accrued interest, with a maturity date of May 31, 2014.  The Company has agreed to pay twelve monthly payments of $4,099 on the first of each month starting on August 1, 2015 to fully satisfy its obligations under the note payable.

On August 5, 2015, the Company granted options to the President and Chief Executive Officer of the Company to purchase an aggregate of 100,000 shares of common stock under the 2014 Plan at an exercise price of $0.12 per share.  The options vested on the grant date and have a term of ten years.  The options were granted as compensation approved by the Compensation  Committee.

On August 5, 2015, the Company granted options to a consultant of the Company to purchase an aggregate of 200,000 shares of common stock under the 2014 Plan at an exercise price of $0.12 per share.  The options have a vesting period of three years and have a term of ten years.  The options were granted as compensation approved by the Compensation Committee.

On August 5, 2015, the Company granted options to employees of the Company to purchase an aggregate of 680,000 shares of common stock under the 2014 Plan at an exercise price of $0.11 per share.  The options have a vesting period ranging from immediate to three years and have a term of ten years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the “Company”) as of June 30, 2015 and December 31, 2014 and for the six months ended June 30, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015.

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

Consumers who pay out of pocket for their prescriptions include those:

●	With no insurance coverage;
●	With high insurance deductibles or copays;
●	With Medicare Part D plans with high deductibles;
●	With Health Savings Accounts (HSA) or Flexible Savings Accounts (FSA);
●	With insurance through the Affordable Care Act (ACA) with high deductibles;
●	With drug exclusions and quantity restrictions placed by insurance companies.

Our objectives are to utilize our proprietary technology to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter products and prescription medications. We intend to continue to expand our product line as our business grows.

Results of Operations

For The Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	For three months ended	% of	For three months ended	% of
	June 30, 2015	Revenue	June 30, 2014	Revenue

Net sales	$1,870,840	100.0%	$1,462,454	100.0%
Cost of sales	618,391	33.1%	590,894	40.4%
Gross profit	1,252,449	66.9%	871,560	59.6%
Selling, general & administrative expenses	1,286,925	68.8%	1,150,985	78.7%
Loss from operations	(34,476)	(1.9%)	(279,425)	(19.1%)
Interest expense	(45,205)	(2.4%)	(85,617)	(5.9%)
Net loss	$(79,681)	(4.3%)	$(365,042)	(25.0%)

Net Sales

For three months ended	%	$	For three months ended
June 30, 2015	Change	Change	June 30, 2014

$1,870,840	27.9%	$408,386	$1,462,454

Net sales for the three months ended June 30, 2015 increased to $1,870,840 from $1,462,454, an increase of $408,386, or 27.9% resulting from growth in over-the-counter and business-to-business sales and the stabilization of core prescription sales.  Core over-the-counter revenue grew 136.1% and orders grew by 44.3% due to advertising efforts and improved order fulfillment rates and customer satisfaction.  Core prescription orders grew 10.4% relative to the first quarter of this year as new customers grew 24.3% and repeat customers grew 10.6%, reversing the downward trend experienced in the prior three quarters due to lack of advertising efforts in the first three quarters of 2014.

With the liquidity provided by proceeds from the equity raise in 2014, the Company was able to source and inventory products to fill incoming orders and improved order fill rate to less than three days for core prescription orders from the receipt of the order and under one and one-half days for over-the-counter orders.  We believe this has resulted in a significant increase in positive customer reviews from both new and repeat customers.

The Company plans to continue to focus on customer acquisition, conversion and retention.  The Company believes this strategy has helped to increase new customers by 70% and overall orders by 19.2% during the second quarter of the year compared to levels experienced prior to the completion of the equity raise.  The Company believes repeat customers will also continue to grow in 2015 through the retention of the new customers acquired over the past nine months.

Cost of Sales and Gross Margin

	For three months ended	%	$	For three months ended
	June 30, 2015	Change	Change	June 30, 2014

Cost of sales	$618,391	4.7%	27,497	$590,894

Gross margin $	$1,252,449	43.7%	380,889	$871,560

Gross margin %	66.9%	12.2%	7.3%	59.6%

Cost of sales were $618,391 for the three months ended June 30, 2015 as compared to $590,894 for the three months ended June 30, 2014, an increase of $27,497, or 4.7%, primarily as a result of increased order volume offset by improved costs realized through strategic purchasing efforts. Gross margin percentage increased from 59.6% for the three months ended June 30, 2014 to 66.9% for the three months ended June 30, 2015, primarily due to the purchasing efforts discussed above and improved margins in core prescription and over-the-counter products.  Management will continue to focus efforts on strategic purchasing opportunities and maintaining profit margins while expanding its product line, particularly in the over-the-counter business.

Selling, General and Administrative Expenses

	For three months ended	%	$	For three months ended
	June 30, 2015	Change	Change	June 30, 2014

S,G&A	$1,286,925	11.8%	$135,940	$1,150,985

% of sales	68.8%			78.7%

Selling, general and administrative expenses totaled $1,286,925 for the three months ended June 30, 2015 compared to $1,150,985 for the three months ended June 30, 2014, an increase of $135,940, or 11.8%.  The three months ended June 30, 2015 expense increases included (a) an increase in advertising and marketing expense of $175,771 to support sales growth; (b) an increase in salary and contract labor expense of $31,307 (primarily an increase in pharmacy and customer support personnel to support sales growth); (c) an increase in shipping expense of $22,324 (primarily due to higher sales volume); and (d) an increase in stock based compensation of $14,064 (primarily due to the issuance of immediate vesting options).  These expense increases were partially offset by (a) a decrease in accounting services expense of $54,750 (primarily due to the timing of audit fees);  (b) a decrease in rent expense of $50,818 (resulting from the sublease of a portion of our Florence facility and the recognition of the present value of Pagosa lease payments in 2014); and (d) a decrease in legal expense of $32,422 (primarily due to settlement of litigation in 2014).

Interest Expense

Interest expense decreased from $85,617 in the three months ended June 30, 2014 to $45,205 in the three months ended June 30, 2015, a decrease of $40,412, or 47.2%, primarily due to an increase in amortization of debt discounts.

For The Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	For six months ended	% of	For six months ended	% of
	June 30, 2015	Revenue	June 30, 2014	Revenue

Net sales	$3,483,517	100.0%	$3,179,418	100.0%
Cost of sales	1,249,554	35.9%	1,322,302	41.6%
Gross profit	2,233,963	64.1%	1,857,116	58.4%
Selling, general & administrative expenses	2,394,475	68.7%	2,368,646	74.5%
Loss from operations	(160,512)	(4.6%)	(511,530)	(16.1%)
Interest expense	(119,957)	(3.4%)	(159,153)	(5.0%)
Net loss	$(280,469)	(12.4%)	$(670,683)	(21.1%)

Net Sales

For six months ended	%	$	For six months ended
June 30, 2015	Change	Change	June 30, 2014

$3,483,517	9.6%	$304,099	$3,179,418

Net sales for the six months ended June 30, 2015 increased to $3,483,517 from $3,179,418, an increase of $304,099, or 9.6% resulting from growth in over-the-counter and business-to-business sales partially offset by a decline in core prescription sales.  Core over-the-counter revenue grew 26.4% due to advertising efforts and improved order fulfillment rates and customer satisfaction.  Core prescription revenue declined by 6.1% as we believe orders from repeat customers did not return to levels experienced in the first quarter of 2014.  Based on current repeat order trends and continued focus on advertising, marketing and operational efforts, we believe orders from repeat prescription customers will exceed the levels achieved in 2014 by the fourth quarter of this year.

With liquidity from the equity raise in August and October 2014, the Company was able to source and inventory products to fill incoming orders and improved order fill rate to less than three days for core prescription orders and under one and one-half days for over-the-counter orders from receipt of order.  We believe this has created a significant increase in positive customer reviews from new and repeat customers.

Management will continue to focus on customer acquisition, conversion and retention. Advertising and marketing campaigns will focus on driving new customers to the website, while engineering resources continue to focus on improving customer experience and order conversions.  In addition, the Company continues to proactively call prescription customers to improve the Company’s order conversion rate.  We believe these efforts helped the Company to increase new customers by approximately 70% and overall orders by 19.2% during the second quarter of the year compared to the time period prior to the equity raise.  We believe repeat customers will continue to grow in 2015 through retention of new customers acquired over the past nine months.

Cost of Sales and Gross Margin

	For six months ended	%	$	For six months ended
	June 30, 2015	Change	Change	June 30, 2014

Cost of sales	$1,249,554	(5.5%)	(72,748)	$1,322,302

Gross margin $	$2,233,963	20.3%	376,847	$1,857,116

Gross margin %	64.1%	9.8%	5.7%	58.4%

Cost of sales were $1,249,554 for the six months ended June 30, 2015 as compared to $1,322,302 for the six months ended June 30, 2014, a decrease of $72,748, or 5.5%, primarily as a result of improved costs realized through strategic purchasing efforts partially offset by the increase in order volume. Gross margin percentage increased from 58.4% for the six months ended June 30, 2014 to 64.1% for the six months ended June 30, 2015, primarily due to the purchasing efforts discussed above and our focus on the more profitable core prescription and over-the-counter sales.  Management will continue to focus efforts on taking advantage of strategic purchasing opportunities and maintaining profit margins while expanding its product line, particularly in the over-the-counter business.

Selling, General and Administrative Expenses

	For six months ended	%	$	For six months ended
	June 30, 2015	Change	Change	June 30, 2014

S,G&A	$2,394,475	1.1%	$25,829	$2,368,646

% of sales	68.7%			74.5%

Selling, general and administrative expenses totaled $2,394,475 for the six months ended June 30, 2015 compared to $2,368,646 for the six months ended June 30, 2014, an increase of $25,829, or 1.1%.  The six months ended June 30, 2015 expense increases included an increase in advertising and marketing expense of $275,125 to support sales growth.  These expense increases were partially offset by (a) a decrease in rent expense of $81,705 (resulting from the sublease of a portion of our Florence facility and the recognition of the present value of Pagosa lease payments in 2014); (b) a decrease in accounting services expense of $71,395 (primarily due a reduction of audit and accounting consultant fees);  (c) a decrease in stock based compensation of $69,694; and (d) a decrease in legal expense of $60,833 (primarily due to settlement of litigation in 2014).

Interest Expense

Interest expense decreased from $159,153 in the six months ended June 30, 2014 to $119,957 in the six months ended June 30, 2015, a decrease of $39,196, or 24.6%, primarily due to a decrease in amortization of debt discounts partial offset by higher notes payable balances.

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net loss	$(79,681)	$(365,042)	$(280,469)	$(670,683)
Non-GAAP adjustments:
Interest expense	45,205	85,617	119,957	159,153
Depreciation and amortization	46,313	42,266	91,974	83,887
Gain on settlement of accunts payable	(21,790)	-	(87,969)	-
Imputed value of contributed services	-	29,167	-	116,667
Stock-based compensation	119,563	105,500	198,568	268,263
Change in fair value of collateral securing
employee advances	-	6,429	2,143	4,715

Adjusted EBITDAS	$109,610	$(96,063)	$44,205	$(37,998)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of June 30, 2015, the Company had a working capital deficiency of $4,102,320 and an accumulated deficit of $30,653,255. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company incurred net losses of $280,469 and $1,783,279, respectively and used cash in operating activities of $288,043 and $875,769, respectively.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to June 30, 2015, the Company continues to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

As of June 30, 2015 and December 31, 2014, the Company had cash on hand of $223,239 and $506,019, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the six months ended June 30, 2015, cash flows included net cash used in operating activities of $288,043.  This amount included a decrease in operating cash related to a net loss of $280,469, offset by aggregate non-cash adjustments of $284,470, plus aggregate cash used by changes in operating assets and liabilities of $292,044 (primarily a result of a reduction of accounts payable).  For the six months ended June 30, 2014, cash flows included net cash used in operating activities of $79,176.  This amount included a decrease in operating cash related to a net loss of $670,683, partially offset by aggregate non-cash adjustments of $541,397, plus aggregate cash provided by changes in operating assets and liabilities of $50,110 (primarily a result of a reduction of accounts receivable).

For the six months ended June 30, 2015, net cash provided by investing activities was $51,524 related to a reduction in restricted cash offset by the capitalization of website development costs and the purchase of computer equipment.   For the six months ended June 30, 2014, net cash utilized by investing activities was $67,785 related to capitalized website development costs.

For the six months ended June 30, 2015, net cash used by financing activities was $46,261 related to the principal payment on equipment leases and notes payable.  For the six months ended June 30, 2014, net cash provided by financing activities was $123,000 related to the issuance of a notes payable offset by principal payment on equipment leases of $27,000.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed on March 30, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The Company has determined there are no other new accounting standards that are expected to have a material impact on the Company's condensed consolidated financial statements.

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

In connection with the preparation of this Form 10–Q, our management, (Chief Executive and Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2014 (see Form 10-K filed with the SEC on March 30, 2015), which is an integral component of our disclosure controls and procedures.  During the year ended December 31, 2014, management implemented policies, procedures and controls to address the weaknesses in various areas including operational and financial systems integration, separation of duties in review and approval of disbursement, cash handling, purchasing, receiving, shipping and invoicing functions, daily transaction processing and monthly financial closing procedures and timelines and board approval of related party and other significant transactions.  Management believes that the controls implemented in these specific areas are sufficient to address the above weaknesses and have concluded that such controls have fully remediated the identified material weaknesses described above.

As of June 30, 2015, the material weakness that remains is the lack of accounting personnel with sufficient experience with United States generally accepted accounting principles to address the accounting for complex transactions due to the lack of a full-time Chief Financial Officer.  Therefore, based on this evaluation, management has concluded that as of June 30, 2015, our disclosure controls were not effective.  We believe that to fully remediate this weakness, the Company will need to retain a full time Chief Financial Officer. The directors plan to pursue the employment of a permanent Chief Financial Officer as the Company’s operations and liquidity position improve during fiscal year 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

No changes from the Risk Factors included in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Recent Repurchases of Common Stock

There were no repurchases of our Common Stock during the six months ended June 30, 2015. The Company does not currently have an announced repurchase program.

Item 3.    Defaults on Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are provided:

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Dcoument *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2015	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer