Form 10-Q
period 2015-09-30
HealthWarehouse.com, Inc.
filed 2015-11-13
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 37,570,383 shares of Common Stock outstanding as of November 12, 2015.

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets

Current assets:
Cash	$25,242	$506,019
Restricted cash	159,011	195,088
Accounts receivable, net of allowance of $47,143 and $47,233 as of September 30, 2015
and December 31, 2014	79,988	100,886
Inventories - finished goods, net	172,694	144,236
Prepaid expenses and other current assets	92,970	60,202
Total current assets	529,905	1,006,431
Property and equipment, net of accumulated depreciation of $774,359 and $692,903 as of
September 30, 2015 and December 31, 2014	435,368	511,286
Web development costs, net of accumulated amortization of $127,247 and $70,498 as of
September 30, 2015 and December 31, 2014	103,966	142,541
Total assets	$1,069,239	$1,660,258

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,269,915	$2,542,938
Accounts payable – related parties	40,000	84,314
Accrued expenses and other current liabilities	522,853	680,506
Deferred revenue	1,992	7,009
Current portion of equipment lease payable	62,579	64,101
Notes payable and other advances, net of debt discount of $1,533 and $58,367 as of September 30, 2015	848,467	791,633
and December 31, 2014, respectively
Note payable and other advances – related parties	35,395	73,095
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
September 30, 2015 and December 31, 2014 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	4,781,201	5,243,596

Long term liabilities:
Long term portion of equipment lease payable	-	46,143
Total liabilities	4,781,201	5,289,739

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of September 30, 2015 and December 31, 2014 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 483,512 and 451,879 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively (aggregate
liquidation preference of $4,809,070 and $4,569,175 as of September 30, 2015 and	483	452
December 31, 2014, respectively)
Common stock – par value $0.001 per share; authorized 100,000,000 shares; 38,749,595 shares
issued and 37,570,383 shares outstanding as of September 30, 2015 and December 31, 2014	38,751	38,751
Additional paid-in capital	30,564,339	29,966,039
Employee advances	-	(2,143)
Treasury stock, at cost, 1,179,212 shares as of September 30, 2015 and December 31, 2014	(3,419,715)	(3,419,715)
Accumulated deficit	(30,895,820)	(30,212,865)
Total stockholders’ deficiency	(3,711,962)	(3,629,481)
Total liabilities and stockholders’ deficiency	$1,069,239	$1,660,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$1,689,457	$1,474,986	$5,172,974	$4,654,404

Cost of sales	604,153	600,840	1,853,707	1,923,142

Gross profit	1,085,304	874,146	3,319,267	2,731,262

Operating expenses:

Selling, general and administrative expenses	1,211,401	1,317,775	3,605,876	3,686,421

Loss from operations	(126,097)	(443,629)	(286,609)	(955,159)

Other expense:
Interest expense	(36,507)	(86,628)	(156,464)	(245,781)
Total other expense	(36,507)	(86,628)	(156,464)	(245,781)

Net loss	(162,604)	(530,257)	(443,073)	(1,200,940)

Preferred stock:
Series B convertible contractual dividends	(79,960)	(74,730)	(239,882)	(224,189)

Net loss attributable to common stockholders	$(242,564)	$(604,987)	$(682,955)	$(1,425,129)

Per share data:
Net loss – basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Series B convertible contractual dividends	(0.00)	(0.00)	(0.01)	(0.01)
Series B convertible deemed dividends	-	-	-	-

Net loss attributable to common stockholders - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - basic
and diluted	37,570,383	29,949,512	37,570,383	27,694,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30
	2015	2014

Cash flows from operating activities
Net loss	$(443,073)	$(1,200,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	(50,036)
Provision for employee advance reserve	2,143	4,715
Depreciation and amortization	138,157	127,211
Stock-based compensation	258,114	502,408
Gain on settlement of accounts payable	(105,764)	-
Imputed value of services contributed	-	116,667
Amortization of debt discount	98,134	182,766
Changes in operating assets and liabilities:
Accounts receivable	20,898	208,058
Inventories - finished goods	(28,458)	136,964
Prepaid expenses and other current assets	(32,768)	(12,982)
Accounts payable – trade	(167,259)	(371,735)
Accounts payable – related parties	(44,314)	(35,017)
Accrued expenses and other current liabilities	(98,618)	356,491
Deferred revenue	(5,017)	(91,671)
Net cash used in operating activities	(407,825)	(127,101)

Cash flows from investing activities
Change in restricted cash	36,077	(650,074)
Capital expenditures	(5,539)	-
Website development costs	(18,125)	(98,001)
Net cash provided by (used in) investing activities	12,413	(748,075)

Cash flows from financing activities
Principal payments on equipment leases payable	(47,665)	(41,269)
Proceeds from issuance of notes payable	-	150,000
Repayment of notes payable and other advances – related parties	(37,700)	(5,000)
Proceeds from the sale of common stock	-	1,208,759
Net cash (used in) provided by financing activities	(85,365)	1,312,490

Net (decrease) increase in cash	(480,777)	437,314

Cash - beginning of period	506,019	67,744

Cash - end of period	$25,242	$505,058

Cash paid for:
Interest	$58,416	$65,395
Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Continued)

	For the Nine Months Ended
	September 30,
	2015	2014

Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$298,917	$279,380
Warrants issued as debt discount in connection with notes payable	$41,300	$36,000
Accrual of contractual dividends on Series B convertible preferred stock	$239,882	$224,189

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2015 and for the nine months ended September 30, 2015 and 2014. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2015.

2.     Going Concern and Management’s Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of September 30, 2015, the Company had a working capital deficiency of $4,251,296 and an accumulated deficit of $30,895,820. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company incurred net losses of $443,073 and $1,783,279, respectively, and used cash in operating activities of $407,825 and $875,769, respectively.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On August 27, 2015, a vendor of the Company was granted an order of garnishment against the Company’s funds held in a bank account in the amount of $83,766 for an unpaid debt, accordingly, such amount has been classified as restricted cash as of September 30, 2015.  On September 16, 2015, the Company’s senior lender filed a motion with the court to intercede in the garnishment action on the grounds that it has a superior lien on the funds which was granted at a hearing on October 6, 2015.  In addition, as a result of the garnishment action, the senior lender notified the Company that an event of default has occurred on its senior note and the loan is in default and immediately payable.  As of the date of this filing, the senior lender has not imposed the default rate of interest but has the right to at any time while the note is in default.  The Company is working with the senior lender to cure the default.  See Note 5 Notes Payable and Note 10 Subsequent Events.

Subsequent to September 30, 2015, the Company raised an aggregate of $250,000 in debt financing and continues to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

	September 30,
	2015	2014

Options	5,266,128	2,601,700
Warrants	9,976,474	8,032,378
Series B Convertible Preferred Stock	5,507,202	4,844,143
Total potentially dilutive shares	20,749,804	15,478,221

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

4.     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2015	2014

Deferred Rent	$28,402	$36,053
Advertising	76,639	109,930
Salaries and Benefits	61,937	82,222
Customer Payables	105	635
Dividend Payable	239,882	298,918
Accrued Interest	44,250	48,868
Accrued Rent	49,102	46,604
Other	22,536	57,276
Total	$522,853	$680,506

5.     Notes Payable

The Company is a party to a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $750,000 from the Lender (the “Loan”).  The Loan is evidenced by a promissory note (the “Senior Note”) in the face amount of $750,000 (as amended).  Effective March 1, 2015, near the original maturity date, the Lender agreed to extend the maturity date of the Senior Note from March 1, 2015 to September 1, 2015 and agreed to extend the maturity date for an additional six months to March 1, 2016 if the Company met certain financial requirements which were not met.   Effective September 1, 2015, the Lender agreed to extend the maturity date of the Senior note to November 1, 2015.  The Senior Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.50% as of September 30, 2015).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Note is payable on November 1, 2015, or earlier in the event of default or a sale or liquidation of the Company.  See Note 10 Subsequent Events.  The Loan may be prepaid in whole or in part at any time by the Company without penalty.   The Senior Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”).  The Company granted the Lender a first, priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the Loan, including a Deposit Account Control Agreement, which grants the Lender a security interest in certain bank accounts.

On August 27, 2015, a vendor of the Company was granted an order of garnishment against the Company’s funds held in a bank account in the amount of $83,766 for an unpaid debt, accordingly, such amount has been classified as restricted cash as of September 30, 2015.  On September 16, 2015, the Company’s Lender filed a motion with the court to intercede in the garnishment action on the grounds that it has a superior lien on the funds which was granted at a hearing on October 6, 2015.  In addition, as a result of the garnishment action, the Lender notified the Company that an event of default has occurred on the Senior Note and the Loan is in default and immediately payable.  The Company is working with the Lender to cure the default.

In connection with the extension of the maturity date of the Senior Note, the Company granted the Lender five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.10 per share.  The warrants had a fair value of $41,300 using the Black-Scholes model (see Note 6) which was established as debt discount during the nine months ended September 30, 2015 and will be amortized using the effective interest method over the remaining term of the Senior Note.  Including the value of warrants issued in connection with extension of the maturity date of the Senior Note, the Note had an effective interest rate of 19% per annum.

The Company recorded amortization of debt discount associated with notes payable of $18,367 and $98,134 during the three and nine months ended September 30, 2015, respectively, and $64,865 and $182,766 for the three and nine months ended September 30, 2014, respectively.

Effective July 23, 2015, the Company reached a settlement agreement with a shareholder that holds a note payable in the amount of $42,095, plus accrued interest, with a maturity date of May 31, 2014.  The Company has agreed to pay twelve monthly payments of $4,099 on the first of each month starting on August 1, 2015 to fully satisfy its obligations under the note payable.  During the three and nine months ended September 30, 2015, the Company made payments of $8,197.

6.     Stockholders’ Deficiency

Preferred Stock

As of September 30, 2015 and December 31, 2014, the Company had accrued cumulative contractual dividends of $239,882 and $298,918, respectively, related to the Series B Preferred Stock. On January 1, 2015 and 2014, the Company issued 31,633 and 29,564 shares of Series B convertible preferred stock valued at approximately $299,000 and $279,000, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock owners as payment in kind for dividends.

Stock Options

Valuation

In applying the Black-Scholes option pricing model to stock options, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Risk free interest rate	1.74% to 2.28%	0.97% to 1.75%	1.35% to 2.28%	0.97% to 1.75%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	196.0 to 197.0%	190.0%	195.0% to 197.0%	190.0%
Expected life in years	5.5 to 10.0	3.0 to 5.5	5.5 to 10.0	3.0 to 5.5

Grants

The weighted average fair value of the stock options granted during the three and nine months ended September 30, 2015 was $0.12 and $0.10 per share, respectively.  The weighted average fair value of the stock options granted during the three and nine months ended September 30, 2014 was $0.17 per share.

During the nine months ended September 30, 2015, the Company granted options to employees and directors of the Company to purchase an aggregate of  1,865,633 shares of common stock under the 2014 Plan at a weighted average exercise price of $0.10 per share for an aggregate grant date value of $184,860.  The options have a vesting period ranging from immediate to three years and have a term of ten years.

During the nine months ended September 30, 2015, the Company granted options to consultants of the Company to purchase an aggregate of 349,861 shares of common stock under the 2014 Plan at a weighted average exercise price of $0.11 per share for an aggregate grant date value of $37,423.  The options have a vesting period ranging from immediate to three years and have a term of ten years.

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $59,525 and $245,814 for the three and nine months ended September 30, 2015, respectively, and $99,940 and $358,144 for the three and nine months ended September 30, 2014, respectively.  Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 4% for options granted during the nine months ended September 30, 2015.

As of September 30, 2015, stock-based compensation expense related to stock options of $1,063,062 remains unamortized, including $171,493 which is being amortized over the weighted average remaining period of 2.0 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

A summary of the stock option activity during the nine months ended September 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2015	3,944,557	$1.27
Granted	2,215,494	0.10
Exercised	-	-
Forfeited	(893,923)	0.84
Outstanding, September 30, 2015	5,266,128	$0.85	7.7	$5,971

Exercisable, September 30, 2015	3,654,959	$0.88	7.4	$2,521

The following table presents information related to stock options at September 30, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.09 - $2.20	$ 0.23	4,307,628	$ 0.24	8.4	2,951,459
$2.21 - $3.80	3.23	751,500	2.95	2.2	501,500
$3.81 - $6.99	5.16	207,000	5.16	6.6	202,000
	$ 0.85	5,266,128	$ 0.88	7.4	3,654,959

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Risk free interest rate	1.75%	1.69% to 2.32%	1.26% to 1.75%	1.69% to 2.52%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	196.0%	189.0% to 190.0%	195.0% to 197.0%	171.0% to 190.0%
Expected life in years	7.1	5.0 to 8.0	5.0 to 7.5	5.0 to 8.5

Grants

The weighted average fair value of the stock warrants granted during the nine months ended September 30, 2015 was $0.08 per share.  There were no warrants granted during the three months ended September 30, 2015.  The weighted average fair value of the stock warrants granted during the three and nine months ended September 30, 2014, was $0.22 and $0.23 per share, respectively.

On April 3, 2015, the Company granted warrants to a former employee of the Company to purchase an aggregate of 137,430 shares of common stock at an exercise price of $0.09 per share for an aggregate grant date value of $12,018.  The warrants have a term of five years.  The warrants were issued as repayment for amounts previously accrued.

Stock-based compensation expense related to warrants for the three and nine months ended September 30, 2015 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $21 and $12,300, respectively, and $134,205 and $133,618 for the three and nine months ended September 30, 2014, respectively.  As of September 30, 2015, stock-based compensation expense related to warrants of $576,880 remains unamortized, including $40 which is being amortized over the weighted average remaining period of 0.04 year.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the nine months ended September 30, 2015 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2015	9,339,044	$0.45
Granted	637,430	$0.10
Exercised	-	$-
Forfeited	-	-
Outstanding, September 30, 2015	9,976,474	$0.43	3.5	$1,374

Exercisable, September 30, 2015	9,716,474	$0.36	3.6	$1,374

The following table presents information related to stock warrants at September 30, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.09 - $0.35	$ 0.27	9,383,628	$ 0.27	3.7	9,383,628
$0.36 - $3.00	2.91	562,846	2.91	0.9	312,846
$3.01 - $4.95	4.95	30,000	4.95	2.0	20,000
$0.09 - $4.95	$ 0.43	9,976,474	$ 0.36	3.6	9,716,474

7.     Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement dated June 15, 2011 for approximately 62,000 square feet of office and storage space with an entity.  On December 15, 2014, the Company entered into a sublease agreement for 34,106 square feet of warehouse space at the Company’s corporate headquarters in Florence, Kentucky. The sublease, which required rent of $9,948 per month, was terminated by the Company on the original expiration date of June 14, 2015.  On April 27, 2015, the Company entered in an amendment to the lease agreement which reduced the square feet of office and storage space to approximately 28,500 square feet, effective June 15, 2015.  Per the amendment, the monthly lease rate reduced to $7,770 in June 2015, $4,868 for the remainder of 2015 and $5,462 in year 2016.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The Company will amortize the balance of the remaining deferred rent payable related to the original lease over the remaining life of the amended lease term.  The lease expires on January 1, 2017. Deferred rent payable of $28,402 and $36,053 as of September 30, 2015 and December 31, 2014, respectively, has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa and vacated the Lawrenceburg facility. The Company is currently in discussions with the Landlord regarding termination of the lease related to the building.   The present value of the remaining lease payments of $49,102 is reflected as a component of accrued expenses and other liabilities on the condensed consolidated financial statements as of September 30, 2015.

Future minimum payments, by year and in the aggregate, under operating leases as of September 30, 2015 are as follows:

For years ending December 31,	Amount

2015	$17,604
2016	77,544
2017	12,000
2018	5,000
Total future minimum lease payments	$112,148

During the three and nine months ended September 30, 2015, the Company recorded aggregate rent expense of $23,536 and $85,151, respectively, and $66,820 and $210,140 during the three and nine months ended September 30, 2014, respectively.

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

8.     Concentrations

During the three months ended September 30, 2015, two vendors represented 61% and 11% of total inventory purchases, and 67% and 11% of total inventory purchases for the nine months ended September 30, 2015.  During the three months ended September 30, 2014, two vendors represented 76% and 12% of total inventory purchases, and 68% and 14% of total inventory purchases for the nine months ended September 30, 2014.  Two vendors represented 40% and 12% of the accounts payable balance as of September 30, 2015 and 36% and 11% as of December 31, 2014. One customer represented 6% and 22% of the accounts receivable balance as of September 30, 2015 and December 31, 2014, respectively.

9.     Related Party Transactions

Effective September 4, 2014, the Company entered into a consulting agreement with a stockholder to provide consulting services related to business development and marketing activities for the Company and other duties as agreed to by management.   The Company is required to pay the related party a monthly fee of $10,000 plus expense reimbursement.  Subsequent to the effective date, the related party agreed to defer the payment of the monthly fee for a period of four months beginning with the November 4, 2014 payment.  The deferred fees will be payable on the earlier of the termination date or the second anniversary of the effective date.  The consulting agreement has an initial term of one year and can be automatically renewed for a one year period unless terminated by either party.  The Agreement may be terminated by the Company by providing a sixty day notice prior to the first anniversary of the effective date.  On July 6, 2015, the Company notified the related party of its intent to terminate the contract effective September 4, 2015.  During the three and nine months ended September 30, 2015, the Company incurred consulting and other expenses of $20,000 and $100,000, respectively, and paid $20,000 and $60,000, respectively, related to the consulting agreement.

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns over 5% of the Company’s Common Stock received advances from the Company in various forms which totaled $391,469 including interest.  Principal repayments towards the outstanding advances aggregating $235,000 have been made through March 31, 2014.  In April 2012, this employee voluntarily resigned from the Company. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. The amount has been included in Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At December 31, 2014, the Company estimated the value of the collateral at $2,143.  During the nine months ended September 30, 2015, the Company wrote off the value of the collateral to $0.

10.    Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Option Grants

On October 10, 2015, the Company granted options to directors of the Company to purchase an aggregate of 275,706 shares of common stock under the 2014 Plan at an exercise price of $0.10 per share for an aggregate grant date value of $27,000.  The options vested on the grant date and have a term of ten years.  The options were granted as part of director compensation approved by the Compensation Committee.

Notes Payable

On November 11, 2015, the Company entered into a Loan Extension Agreement and an Amended and Restated Promissory Note with its Lender, effective November 1, 2015, which extended the maturity date of the Senior Note from October 31, 2015 to December 31, 2015 and increased the face amount of the Senior Note from $750,000 to $1,000,000 (November 2015 Note).  The material November 2015 Note terms are unchanged from the Senior Note.  In consideration of the Lender providing additional funds and entering into the November 2015 Note, the Company granted the Lender a five-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.12 per share.  In addition, the exercise price on 375,000 previously issued warrants was modified from $0.35 to $0.12.  The warrant contains customary anti-dilution provisions.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the “Company”) as of September 30, 2015 and December 31, 2014 and for the nine months ended September 30, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition”) of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015.

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

Results of Operations

For The Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	For three months ended	% of	For three months ended	% of
	September 30, 2015	Revenue	September 30, 2014	Revenue

Net sales	$1,689,457	100.0%	$1,474,986	100.0%
Cost of sales	604,153	35.8%	600,840	40.7%
Gross profit	1,085,304	64.2%	874,146	59.3%
Selling, general & administrative expenses	1,211,401	71.7%	1,317,775	89.3%
Loss from operations	(126,097)	(7.5%)	(443,629)	(30.0%)
Interest expense	(36,507)	(2.2%)	(86,628)	(5.9%)
Net loss	$(162,604)	(9.7%)	$(530,257)	(35.9%)

Net Sales

For three months ended	%	$	For three months ended
September 30, 2015	Change	Change	September 30, 2014

$1,689,457	14.5%	$214,471	$1,474,986

Net sales for the three months ended September 30, 2015 increased to $1,689,457 from $1,474,986, an increase of $214,471, or 14.5%, resulting from growth in core prescription and over-the-counter sales offset by a reduction in business-to-business sales.  Core over-the-counter revenue grew 40.3% and orders grew by 44.3% due to advertising efforts and improved order fulfillment rates and customer satisfaction.  Core prescription orders grew 17.3% as new customers grew 70.3% and repeat customers grew 22.1%, continuing the reversal of the downward trend experienced during 2014 due to lack of advertising efforts in the first three quarters of 2014.

With the liquidity provided by proceeds from the equity raise in 2014, the Company was able to purchase products in a timely manner and carry inventory of high sales volume products to fill incoming orders and improved order fill rate to less than three days for core prescription orders from the receipt of the order and under one and one-half days for over-the-counter orders.  We believe this has resulted in a significant increase in positive customer reviews from both new and repeat customers.

The Company plans to continue to focus on customer acquisition, conversion and retention.  The Company believes this strategy has helped to increase new customers by 70.3% and overall orders by 25.9% during the third quarter of 2015 compared to levels experienced prior to the completion of the equity raise.  The Company believes repeat customers will also continue to grow through the retention of the new customers acquired over the past twelve months.

Cost of Sales and Gross Margin

	For three months ended	%	$	For three months ended
	September 30, 2015	Change	Change	September 30, 2014

Cost of sales	$604,153	0.6%	3,313	$600,840

Gross margin $	$1,085,304	24.2%	211,158	$874,146

Gross margin %	64.2%	8.3%	4.9%	59.3%

Cost of sales were $604,153 for the three months ended September 30, 2015 as compared to $600,840 for the three months ended September 30, 2014, an increase of $3,313, or 0.6%, primarily as a result of increased order volume offset by improved costs realized through strategic purchasing efforts. Gross margin percentage increased from 59.3% for the three months ended September 30, 2014 to 64.2% for the three months ended September 30, 2015, primarily due to the purchasing efforts discussed above and improved margins in core prescription and over-the-counter products.  Management will continue to focus efforts on strategic purchasing opportunities and maintaining profit margins while expanding its product line, particularly in the over-the-counter business.

Selling, General and Administrative Expenses

	For three months ended	%	$	For three months ended
	September 30, 2015	Change	Change	September 30, 2014

S,G&A	$1,211,401	(8.1%)	$(106,374)	$1,317,775

% of sales	71.7%			89.3%

Selling, general and administrative expenses totaled $1,211,401 for the three months ended September 30, 2015 compared to $1,317,775 for the three months ended September 30, 2014, a decrease of $106,374, or 8.1%.  The three months ended September 30, 2015 expense decreases included (a) a decrease in stock based compensation of $174,600;  (b) a decrease in contract labor and accounting services expense of $71,316 (primarily due to the reduction of use of outside consultants);  (c) a decrease in rent expense of $43,284 (resulting from the amendment of the lease reducing the rented space and monthly rent related to our Florence facility); (d) a decrease in legal expense of $33,792 (primarily due to fees related to the  preparation of materials for the 2014 annual meeting and settlement of litigation in 2014); and (e) a decrease in shareholder expense of $30,937 (primarily due to costs associated with 2014 annual meeting).  These expense increases were partially offset by (a) an increase in advertising and marketing expense of $173,324 to support sales growth; (b) an increase in salary and payroll tax expense of $36,136 (primarily an increase in pharmacy and customer support personnel to support sales growth); and (c) an increase in shipping expense of $34,389 (primarily due to higher sales volume).

Interest Expense

Interest expense decreased from $86,628 in the three months ended September 30, 2014 to $36,507 in the three months ended September 30, 2015, a decrease of $50,121, or 57.9%, primarily due to a decrease in amortization of debt discounts.

For The Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	For nine months ended	% of	For nine months ended	% of
	September 30, 2015	Revenue	September 30, 2014	Revenue

Net sales	$5,172,974	100.0%	$4,654,404	100.0%
Cost of sales	1,853,707	35.8%	1,923,142	41.3%
Gross profit	3,319,267	64.2%	2,731,262	58.7%
Selling, general & administrative expenses	3,605,876	69.7%	3,686,421	79.2%
Loss from operations	(286,609)	(5.5%)	(955,159)	(20.5%)
Interest expense	(156,464)	(3.0%)	(245,781)	(5.3%)
Net loss	$(443,073)	(8.5%)	$(1,200,940)	(25.8%)

Net Sales

For nine months ended	%	$	For nine months ended
September 30, 2015	Change	Change	September 30, 2014

$5,172,974	11.1%	$518,570	$4,654,404

Net sales for the nine months ended September 30, 2015 increased to $5,172,974 from $4,654,404, an increase of $518,570, or 11.1%, resulting from growth in prescription, over-the-counter and business-to-business sales.  Core over-the-counter revenue grew 30.7% and core prescription revenue grew by 1.2% due to advertising efforts and improved order fulfillment rates and customer satisfaction.  We believe core prescription orders from repeat customers during the third quarter of 2015 returned to levels experienced in the first quarter of 2014.  Based on current repeat order trends and continued focus on advertising, marketing and operational efforts, we believe orders from repeat prescription customers will exceed the levels achieved in 2014 during the fourth quarter of this year.

With liquidity from the equity raise in August and October 2014, the Company was able to purchase products in a timely manner and carry inventory of high sales volume products to fill incoming orders and improved order fill rate to less than three days for core prescription orders and under one and one-half days for over-the-counter orders from receipt of order.  We believe this has created a significant increase in positive customer reviews from new and repeat customers.

Management will continue to focus on customer acquisition, conversion and retention. Advertising and marketing campaigns will focus on driving new customers to the website, while engineering resources continue to focus on improving customer experience and order conversions.  In addition, the Company continues to proactively call prescription customers to improve the Company’s order conversion rate.  We believe these efforts helped the Company to increase new customers by approximately 40.9% and overall orders by 9.6% during the nine months ended September 30, 2015 compared to the nine month period prior to the equity raise.  We believe repeat customers will continue to grow in 2015 through retention of new customers acquired over the past twelve months.

Cost of Sales and Gross Margin

	For nine months ended	%	$	For nine months ended
	September 30, 2015	Change	Change	September 30, 2014

Cost of sales	$1,853,707	(3.6%)	(69,435)	$1,923,142

Gross margin $	$3,319,267	21.5%	588,005	$2,731,262

Gross margin %	64.2%	9.4%	5.5%	58.7%

Cost of sales were $1,853,707 for the nine months ended September 30, 2015 as compared to $1,923,142 for the nine months ended September 30, 2014, a decrease of $69,435, or 3.6%, primarily as a result of improved costs realized through strategic purchasing efforts partially offset by the increase in order volume. Gross margin percentage increased from 58.7% for the nine months ended September 30, 2014 to 64.2% for the nine months ended September 30, 2015, primarily due to the purchasing efforts discussed above and our focus on the more profitable core prescription and over-the-counter sales.  Management will continue to focus efforts on taking advantage of strategic purchasing opportunities and maintaining profit margins while expanding its product line, particularly in the over-the-counter business.

Selling, General and Administrative Expenses

	For nine months ended	%	$	For nine months ended
	September 30, 2015	Change	Change	September 30, 2014

S,G&A	$3,605,876	(2.2%)	$(80,545)	$3,686,421

% of sales	69.7%			79.2%

Selling, general and administrative expenses totaled $1,211,401 for the three months ended September 30, 2015 compared to $1,317,775 for the three months ended September 30, 2014, a decrease of $106,374, or 8.1%.  The three months ended September 30, 2015 expense decreases included (a) a decrease in stock based compensation of $174,600;  (b) a decrease in contract labor and accounting services expense of $71,316 (primarily due to the reduction of use of outside consultants);  (c) a decrease in rent expense of $43,284 (resulting from the amendment of the lease reducing the rented space and monthly rent related to our Florence facility); (d) a decrease in legal expense of $33,792 (primarily due to fees related to the  preparation of materials for the 2014 annual meeting and settlement of litigation in 2014); and (e) a decrease in shareholder expense of $30,937 (primarily due to costs associated with 2014 annual meeting).  These expense increases were partially offset by (a) an increase in advertising and marketing expense of $173,324 to support sales growth; (b) an increase in salary and payroll tax expense of $36,136 (primarily an increase in pharmacy and customer support personnel to support sales growth); and (c) an increase in shipping expense of $34,389 (primarily due to higher sales volume).

Interest Expense

Interest expense decreased from $245,781 in the nine months ended September 30, 2014 to $156,464 in the nine months ended September 30, 2015, a decrease of $89,317 or 36.3%, primarily due to a decrease in amortization of debt discounts partial offset by higher notes payable balances.

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net loss	$(162,604)	$(530,257)	$(443,073)	$(1,200,940)
Non-GAAP adjustments:
Interest expense	36,507	86,628	156,464	245,781
Depreciation and amortization	46,184	43,323	138,157	127,211
Gain on settlement of accounts payable	(17,794)	-	(105,764)	-
Imputed value of contributed services	-	-	-	116,667
Stock-based compensation	59,546	234,145	258,114	502,408
Change in fair value of collateral securing
employee advances	-	-	2,143	4,715
Adjusted EBITDAS	$(38,161)	$(166,161)	$6,041	$(204,158)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of September 30, 2015, the Company had a working capital deficiency of $4,251,296 and an accumulated deficit of $30,895,820. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company incurred net losses of $443,073 and $1,783,279, respectively and used cash in operating activities of $407,825 and $875,769, respectively.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On August 27, 2015, a vendor of the Company was granted an order of garnishment against the Company’s funds held in a bank account in the amount of $83,766 for an unpaid debt, accordingly, such amount has been classified as restricted cash as of September 30, 2015.  On September 16, 2015, the Company’s senior lender filed a motion with the court to intercede in the garnishment action on the grounds that it has a superior lien on the funds which was granted at a hearing on October 6, 2015.  In addition, as a result of the garnishment action, the senior lender notified the Company that an event of default has occurred on the senior note and the loan is in default and immediately payable.  The Company is working with the senior lender to cure the default.

Subsequent to September 30, 2015, the Company raised an aggregate of $250,000 in debt financing and continues to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

As of September 30, 2015 and December 31, 2014, the Company had cash on hand of $25,242 and $506,019, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the nine months ended September 30, 2015, cash flows included net cash used in operating activities of $407,825.  This amount included a decrease in operating cash related to a net loss of $443,073, offset by aggregate non-cash adjustments of $390,784 plus aggregate cash used by changes in operating assets and liabilities of $355,536 (primarily a result of a reduction of accounts payable).  For the nine months ended September 30, 2014, cash flows included net cash used in operating activities of $127,101.  This amount included a decrease in operating cash related to a net loss of $1,200,940, partially offset by aggregate non-cash adjustments of $883,731, plus aggregate cash provided by changes in operating assets and liabilities of $190,108 (primarily a result of a reduction of receivables and inventory offset by a reduction of accounts payable).

For the nine months ended September 30, 2015, net cash provided by investing activities was $12,413 related to a reduction in restricted cash of $36,077 offset by the capitalization of website development costs and the purchase of computer equipment.   For the nine months ended September 30, 2014, net cash utilized by investing activities was $748,075 due to the placing of cash provided by investors into escrow of $350,080 (restricted cash), the funding of a reserve balance with our bank and credit card processor of $300,000 (restricted cash) and the capitalizing of  web development costs.

For the nine months ended September 30, 2015, net cash used by financing activities was $85,365 related to the principal payment on equipment leases and notes payable.  For the nine months ended September 30, 2014, net cash provided by financing activities was $1,312,490  related to net proceeds from a capital raise of $1,208,759 and the issuance of a notes payable of $150,000 offset by principal payment on equipment leases of $41,269 and the repayment of a notes payable – related party of $5,000.

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

In connection with the preparation of this Form 10–Q, our management, (Chief Executive and Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2014 (see Form 10-K filed with the SEC on March 30, 2015), which is an integral component of our disclosure controls and procedures.  During the year ended December 31, 2014, management implemented policies, procedures and controls to address the weaknesses in various areas including operational and financial systems integration, separation of duties in review and approval of disbursement, cash handling, purchasing, receiving, shipping and invoicing functions, daily transaction processing and monthly financial closing procedures and timelines and board approval of related party and other significant transactions.  Management believes that the controls implemented in these specific areas are sufficient to address the above weaknesses and have concluded that such controls have fully remediated the identified material weaknesses described above.

As of September 30, 2015, the material weakness that remains is the lack of accounting personnel with sufficient experience with United States generally accepted accounting principles to address the accounting for complex transactions due to the lack of a full-time Chief Financial Officer.  Therefore, based on this evaluation, management has concluded that as of September 30, 2015, our disclosure controls were not effective.  We believe that to fully remediate this weakness, the Company will need to retain a full time Chief Financial Officer. The directors plan to pursue the employment of a permanent Chief Financial Officer in the near term as the Company’s operations and liquidity position improve.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Recent Repurchases of Common Stock

There were no repurchases of our Common Stock during the nine months ended September 30, 2015. The Company does not currently have an announced repurchase program.

Item 3.    Defaults on Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

The following exhibits are provided:

Exhibit No.	Description

3.1	Warrant to Purchase 250,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated November 11, 2015 and issued to Melrose Capital Advisors, Inc. *

3.2	Letter Agreement dated November 11, 2015 between the Company and Melrose Capital Advisors, LLC *

10.1	Loan Extension Agreement dated November 11, 2015 between the Company and Melrose Capital Advisors, LLC *

10.2	Amended and Restated Promissory Note dated November 11, 2015 between the Company and Melrose Capital Advisors, LLC *

10.3	Deposit Account Control Agreement dated October 22, 2015 between the Company, Melrose Capital Advisors, LLC and Cheviot Savings Bank *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Dcoument *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *      Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2015	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer