Form 10-K
period 2015-12-31
HealthWarehouse.com, Inc.
filed 2016-03-25
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer  ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒

The aggregate market value of voting and nonvoting common equity held by non-affiliates, based on the closing price of the common stock, par value $0.001 (the “Common Stock”) on June 30, 2015 of $0.15, as reported on the OTCQB market tier was approximately $2,876,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 37,665,162 shares of Common Stock outstanding as of March 21, 2016.

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

PART I

Item 1: Business.

Overview

HealthWarehouse.com, Inc. ("HEWA" or the "Company") is America's Trusted Online Pharmacy, licensed in 50 states and the District of Columbia to focus on the out-of-pocket prescription drug market, a market which is expected to grow to over $80 billion in 2016. HealthWarehouse.com is currently 1 of 45 Verified Internet Pharmacy Practice Websites ("VIPPS") accredited by the National Association of Boards of Pharmacy ("NABP") and is the only VIPPS accredited pharmacy licensed in all 50 states that processes out-of-pocket prescriptions online.  The Company won the 2015 BizRate Circle of Excellence Award for outstanding customer service and satisfaction along with 186 other major online retailers, the fourth time since its inception and was prominently featured in articles by two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US pharmacies for five commonly prescribed medications. The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.
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

Our objectives are to utilize our proprietary technology to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter products and prescription medications. We intend to continue to expand our product line as our business grows. Our customers include uninsured, under-insured, and insured consumers with high insurance co-payments who rely on our service for their daily prescription medications.  With many brand name drug patents continuing to expire over the next several years and a general trend of rising insurance co-payments and deductibles due to the Affordable Care Act, our service is expanding to mainstream insured consumers of prescription medications, as the market continues to move away from brand name prescription drugs to generics.  Once the patent on a branded drug has expired, we can typically sell its generic equivalent for less than the purchaser's insurance co-payment.  Accordingly, we are focused on cash paying customers and do not accept consumer insurance as a form of payment.
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

On June 15, 2011, the Company commenced a lease on a new facility in Florence, KY. On August 1, 2011, the Company transferred its operations to the new facility in Florence, KY.

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

Current Healthcare Distribution Model	Our Distribution Model

Manufacturer ‚	Manufacturer or Wholesaler ‚
Wholesaler	‚
‚	‚
Distributor	HealthWarehouse.com
‚	‚
Pharmacy	‚
‚	‚
Consumer	Consumer

Our target is consumers who are paying out-of-pocket for their medications.  Out-of-pocket consumers have increased significantly since insurance co-pays are rising and high deductible plans are becoming more prevalent due to the Affordable Care Act.

Our VIPPS Accredited Online Pharmacy

We operate a full-service online pharmacy within our warehouse in Florence, Kentucky, 15 miles south of Cincinnati, Ohio.  The pharmacy includes two robotic machines, which can each count and package 1,200 prescriptions per day.  Our pharmacy passed inspection by the Kentucky Board of Pharmacy, and we are presently licensed as a mail-order pharmacy for sales to all 50 states, the District of Columbia, U.S. Territories and APO/FPO military and embassy addresses.
Our online pharmacy offers the following advantages:

●         Legitimacy.  We have obtained state licenses and certifications to separate ourselves from the numerous uncertified "rogue" pharmacies that exist online. We are the 19th pharmacy in the U.S. to receive Verified Internet Pharmacy Practice Sites accreditation, issued by the National Association of Board of Pharmacy. Google, Yahoo, and Bing now all require VIPPS as a prerequisite to advertise on their sites.
●         Convenience.  Our easy-to-use online store is available to consumers 24 hours a day, 7 days a week through the Internet and includes a robust product search engine and a variety of features, like auto-refill.  We deliver medications with free shipping available to any location in the United States including Alaska and Hawaii and offer 6-month and 12-month supplies of medications to reduce the need for refills. All of our products are also available for purchase by phone.
●         Selection.  Due to our online structure, we are able to offer a significantly broader assortment of products, with greater depth in each product category, because we do not have the shelf display space limitations of brick-and-mortar drugstores.
●         Information.  We provide a broad array of interactive tools and information on our website to help consumers make informed purchasing decisions. Our information services include detailed product information pages, product user manuals and brochures, links to manufacturer websites, detailed product descriptions which contain the manufacturer's phone number, and customer reviews.  Our customer support representatives are available by phone or email to provide personal guidance and answer customers' questions.
●         Privacy.  When shopping at a "brick-and-mortar" drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking questions that may reveal personally sensitive aspects of their health or lifestyle to pharmacists, store personnel, or other shoppers.  Our customers avoid these problems by shopping from the privacy of their home or office.

●        Value.  Our goal is to offer shoppers a broad assortment of generic drugs and health products with competitive pricing.  We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals.  Since we source drugs directly from manufacturers and wholesalers and eliminate third party payors such as insurance companies, we believe that we have lower costs than traditional pharmacies.  We also strive to inform customers of additional cost-saving opportunities when they become available.  For example, we show the generic equivalents of all brand name products and also offer 6 and 12 month supplies of our medications to consumers to reduce refills and provide better value.  The Company was prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US pharmacies for five commonly prescribed medications.

●         Customer Service.  We keenly focus on customer service and endeavor to lead the industry in our policies and procedures.  Our 90-day return policy with no restocking fees and available free standard shipping are believed to be industry leading.  We are prevented by law from accepting returns for prescription medications. The Company has received numerous awards for customer service and satisfaction and won the 2015 BizRate Circle of Excellence Award for outstanding customer service and satisfaction along with 186 other major online retailers, the fourth time since its inception.
Our customer support representatives operate from our call center in Florence, Kentucky, available 9 a.m. to 9 p.m. Eastern Time, Monday through Friday, and 9a.m. to 5p.m. Eastern Time on Saturday and Sunday.  Customers can contact us via e-mail, online chat, fax and telephone, plus our online Help Center outlines store policies and provides answers to customers' frequently asked questions.
We ship our products to all 50 states, the District of Columbia, U.S. Territories, and APO/FPO military and embassy addresses. We process all orders from our distribution center in Florence, Kentucky, 15 miles south of Cincinnati, Ohio. Our logistics operation is based there to maintain proximity to UPS, located 90 miles away in Louisville, Kentucky.  Processing from this location allows us to reach up to 80% of the U.S. population by standard ground shipping in two days from shipment date.  To maintain high customer satisfaction ratings and quality control over our entire process, we avoid drop shipping orders.  Due to the relatively short lead time required to fill orders for our products, usually 24 to 48 hours, order backlog has not proven material to our business.
Marketing and Sales

Our marketing strategy aims to build brand recognition, increase customer traffic to our online store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.  In addition, we focus on providing fast, transparent prescription delivery to help increase word of mouth marketing by consumers to their colleagues, friends and family.  Search engine marketing with Google Bing and Yahoo as well as targeted areas like Google Shopping, all require VIPPS accreditation for advertisers.  As the only VIPPS accredited pharmacy licensed in all 50 states and the District of Columbia that sells to consumers online, we believe this provides the Company with a unique avenue to reach customers with limited competition.  The Company also partners with referral sites such as GoodRxand Nextag that direct consumers to low cost options for prescription medications and other medical supplies.  We also utilize social media, including Facebook and Twitter as a way to reach consumers to build a dialogue with them.  The Company began a public relations campaign in 2015 and was prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US pharmacies for five commonly prescribed medications.
Suppliers

There are a number of suppliers available for the pharmaceutical and non-pharmaceutical products that we sell. Our principal suppliers are Amerisource Bergen, Cardinal Health, Allison Medical, Inc and Attain Med, Inc. as well as many direct manufactures like Anda, Nipro, and Camber. While we source our supplies from a limited number of suppliers, we do not believe that our business is dependent on any one supplier since the products that we sell are readily available from a number of alternative suppliers.  Even if a significant supplier were to no longer be available to us, we believe that we could source replacement product through one or more alternative suppliers without having a significant effect on our business.

Customers

We sell directly to individual consumers who purchase prescription medications and OTC products over the Internet.  Uninsured consumers were predominantly our customers in our early years, while over 90% of our customers carry health insurance when purchasing from us today.  Rising insurance co-pays and high deductible plans due to the Affordable Care Act have caused more consumers to pay out-of-pocket.  This market was estimated to be $45 billion in 2011 is expected to grow to over $80 billion by the end of 2016.

Competition

The market for prescription and OTC health products is intensely competitive and highly fragmented.   However, there are fewer competitors focusing on the out-of-pocket prescription market.  Our competitors in the segment include chain drugstores, mail order pharmacies, pharmacy benefits managers (PBMs), mass market retailers, warehouse clubs and supermarkets. Many of these potential competitors in the market are also established organizations with greater access to resources and capital. In addition, we face competition from foreign online pharmacies that can often sell drugs to U.S. residents at a lower price because they do not comply with U.S. pharmacy regulations, are not subject to U.S. regulatory oversight, or both. We also compete with Internet portals and online service providers that feature shopping services and with other online or mail-order retailers that offer products similar or the same to those that we sell.
We believe that the principal competitive factors in our market includes brand awareness and preference, company credibility, product selection and availability, convenience, price, actual or perceived value, website features, functionality and performance, ease of purchasing, customer service, privacy, quality and quantity of information supporting purchase decisions (such as product information and reviews), reliability and speed of order shipment.
Intellectual Property and Technology

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

Our website at http://www.healthwarehouse.com is developed using readily available open source technologies and is hosted on the Amazon EC2 platform ("EC2") due to the platform's perceived cost effectiveness and scalability. EC2 allows us to pay only for bandwidth used. In addition, due to Amazon's lengthy experience at running servers capable of serving one of the largest commerce sites on the web, our site remains scalable on days when our traffic spikes.  Our open source platform runs on Linux, Apache, MySQL and PHP (LAMP).

We filed for a trademark on the name "HealthWarehouse.com" on August 14, 2007 with the U.S. Patent and Trademark Office, which trademark was granted with a registration date of May 19, 2009.  On February 14, 2011, we acquired the registered trademark "Hocks.com" in connection with our purchase of the online reseller business of Hocks Pharmacy Inc.    We also rely on trade secret law and contractual restrictions to protect our intellectual property, and we do not intend to seek patent or copyright protection for our intellectual property at this time.

Government Regulation

Federal and state laws and regulations govern many aspects of our business and are specific to pharmacies and the sale of OTC drugs. Our pharmacy passed inspection by the Kentucky Board of Pharmacy and we are presently licensed as a mail-order pharmacy for sales to 50 states and the District of Columbia. We ship our non-prescription products to all 50 states, U.S. Territories, and APO/FPO military and embassy addresses.
We believe the Company is in substantial compliance with all existing legal and regulatory requirements material to the operation of our business and have standard operating procedures and controls in place designed to assist in ensuring compliance with existing contractual requirements and state and federal law. We diligently monitor and audit our adherence to these procedures and controls and take prompt corrective and disciplinary action when appropriate. However, we cannot predict how courts or regulatory agencies may interpret existing laws or regulations or what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding healthcare or the pharmacy industry, and the application of complex standards to the operation of our business creates areas of uncertainty.
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

Among the federal and state laws and regulations that currently affect or may reasonably affect in the future aspects of our business are the following:

Regulation of Our Pharmacy Operations

The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Our pharmacy must be licensed in the state in which it is located. In some states, regulations require compliance with standards promulgated by the United States Pharmacopeia (USP).  The USP creates standards in the packaging, storage and shipping of pharmaceuticals.  Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail-order pharmacies to register with that state's board of pharmacy or similar regulatory body. In addition, some states have proposed laws to regulate online pharmacies; we may be subject to this legislation if passed. Furthermore, if our pharmacy dispenses durable medical equipment items, such as infusion pumps, that bear a federal legend requiring dispensing pursuant to a prescription, we would also be regulated by applicable state and federal durable medical equipment laws.
Federal agencies further regulate our pharmacy operations. Pharmacies must register with the Drug Enforcement Administration (DEA) and individual state controlled substance authorities in order to dispense controlled substances. We sell controlled substances and therefore require a DEA license and maintain said DEA license. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission (FTC) also has requirements for mail-order sellers of goods. The U.S. Postal Service (USPS) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that could have an adverse effect on our mail-order operations.  The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us.  However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted in the stream of commerce. These regulations generally do not apply to the USPS and its operations.
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

We believe that our operations have the appropriate licenses required under the laws of the states in which they are located, and that we conduct our pharmacy operations in accordance with the laws and regulations of these states.
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

Health Management Services Regulation

All states regulate the practice of medicine and require licensing under applicable state law. It is not our intent to practice medicine and we have attempted to structure our website and our business to avoid violation of state licensing requirements.  However, the application of this area of the law to Internet services such as ours is not well established and, accordingly, a state regulatory authority could at some time allege that some portion of our business violates these statutes. Any such allegation could harm our business.  Further, any liability based on a determination that we engaged in the unlawful practice of medicine may be excluded from coverage under the terms of our general liability insurance policy.

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

The National Association of Boards of Pharmacy has also developed a program, the Verified Internet Pharmacy Practice Sites, as a model for self-regulation for online pharmacies. The Company has been accredited by VIPPS since 2008.

Employees

           As of February 15, 2016, we employed 23 full-time employees and 34 part-time employees.  None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are good. The Company, from time to time, also utilizes independent contractors to supplement its workforce.

Item 1A: Risk Factors

Risks Related to the Deficiencies in Our Internal Controls.

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our internal controls were not effective as of December 31, 2015 and 2014. We may be unable to remedy these deficiencies or develop, implement and maintain effective controls in future periods.

Based on the review conducted by our non-management directors and management’s annual assessment of our internal controls, we concluded that, as of December 31, 2015, our internal controls over financial reporting were not effective. Management believes that the controls, policies and procedures implemented during the period have improved our internal controls over financial reporting, but based on our assessment, management has concluded that as of December 31, 2015, our disclosure controls were not effective.  Effective January 1, 2016, the Company hired a full time Chief Financial Officer and the management team is working on a remediation plan to address remaining weaknesses in our internal controls.  The specific material weaknesses identified by the directors and management are described more fully in Part II—Item 9A, “Controls and Procedures”.

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

Risks Relating to Our Business and Industry

We have a history of generating significant losses, we have a substantial working capital deficiency and a stockholders’ deficiency; and may not be able to sustain profitability. The report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $626,682 and $1,783,279 for the years ended December 31, 2015 and 2014, respectively. On February 13, 2013, we received a Notice of Redemption of our Series C Redeemable Preferred Stock aggregating $1,000,000 which is classified as a current liability as the Company does not have the funds for repayment. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2015 and for the year then ended contains an explanatory paragraph that expresses substantial doubt about the Company’s ability to continue as a going concern. The report also states that we have incurred significant operating losses and we need to raise additional funds in order to meet our obligations and sustain operations. Our plans in regard to these matters are described in footnote 2 to our consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014 included herein this document. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If our plans or assumptions change or prove to be inaccurate, we may continue to incur net losses in 2016, and possibly longer. As a result, investors may lose all or a part of their investment.

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

Our Common Stock is illiquid, and its price has been and may continue to be volatile in the indefinite future. During 2015, the high and low sale prices of our Common Stock were $0.33 and $0.08, respectively. On December 31, 2015, the closing price of our Common Stock was $0.16. The price of our stock could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

Our executive officers, directors, and our 5% or greater stockholders beneficially own approximately 48.8% of our outstanding voting securities as of December 31, 2015. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters, which also houses our pharmacy and customer service operations as well as our inventory, is located at 7107 Industrial Road, Florence, Kentucky, 41042. We occupy 28,494 square feet of office, storage and warehouse space under a lease with a monthly rental rate range from $5,461 to $7,124 (as amended).  The lease expires January 1, 2020 (as amended).

Item 3. Legal Proceedings.

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company’s consolidated financial condition or consolidated results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings nor have we been made aware of any penalties from regulatory audits, except as described below.  See Note 9 of the Consolidated Financial Statements.

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

Quarter	Year ended December 31, 2015		Year ended December 31, 2014
	High	Low	High	Low

First	$0.30	$0.08	$0.76	$0.20

Second	$0.23	$0.09	$0.26	$0.10

Third	$0.15	$0.09	$0.28	$0.07

Fourth	$0.33	$0.10	$0.22	$0.05

On December 31, 2015, the closing price of our Common Stock, as reported by the OTCQB Market Tier, was $0.16 per share.

These bid and ask prices represent prices quoted by broker-dealers on the OTC Market.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 21, 2016, there were 37,665,162 shares of our Common Stock outstanding.

Holders

As of March 21, 2016, there were approximately 216 holders of record of our Common Stock.  However, we believe that there are significantly more beneficial holders of our Common Stock as many beneficial holders hold their stock in “street name.”  Based on lists compiled prior to the 2015 Annual Meeting, we estimate that there are as many as 2,700 beneficial holders.

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

Overview

HealthWarehouse.com, Inc. ("HEWA" or the "Company") is America's Trusted Online Pharmacy, licensed in 50 states to focus on the out-of-pocket prescription drug market, a market which is expected to grow to $80 billion in 2016. HealthWarehouse.com is currently 1 of 40 Verified Internet Pharmacy Practice Websites ("VIPPS") accredited by the National Association of Boards of Pharmacy ("NABP") and is the only VIPPS accredited pharmacy licensed in all 50 states and the District of Columbia that processes out-of-pocket prescriptions online.  The Company won the 2015 BizRate Circle of Excellence Award for outstanding customer service and satisfaction along with 186 other major online retailers, the fourth time since its inception and was prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US pharmacies for five commonly prescribed medications.  The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.
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

Results of Operations

For The Year Ended December 31, 2015 Compared to The Year Ended December 31, 2014

	For year ended	% of	For year ended	% of
	Ended December 31, 2015	Revenue	Ended December 31, 2014	Revenue

Net sales	$7,018,137	100.0%	$6,129,660	100.0%
Cost of sales	2,546,392	36.3%	2,492,382	40.7%
Gross profit	4,471,745	63.7%	3,637,278	59.3%
Selling, general & administrative	5,001,654	71.3%	5,370,727	87.6%
Loss from operations	(529,909)	(7.6%)	(1,733,449)	(28.3%)
Other income	111,374	1.6%	281,911	4.6%
Interest expense	(208,147)	(3.0%)	(331,741)	(5.4%)
Net loss	$(626,682)	(9.0%)	$(1,783,279)	(29.1%)

Net Sales

For year ended	%	$	For year ended
December 31, 2015	Change	Change	December 31, 2014

$7,018,137	14.5%	$888,477	$6,129,660

Net sales for the year ended December 31, 2015 increased to $7,018,137 from $6,129,660, an increase of $888,477, or 14.5% due to increased core consumer prescription and over-the-counter sales.  Core prescription sales grew by $376,401 or 8.1% as new customers grew 66.9% and repeat customers grew 6.3%, continuing the reversal of the downward trend experienced during 2014 due to lack of advertising efforts in the first three quarters of 2014.  Core over-the-counter sales grew by $295,321 or 31.6% and orders grew by 33.0% due to advertising efforts and improved order fulfillment rates and customer satisfaction.  The total fourth quarter order volume increased 51.7% when compared to order levels of the same quarter of the prior year due to new customer acquisition through advertising and customer retention.

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

The Company was prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US Pharmacies for five commonly prescribed medications.  The favorable articles had an immediate impact on orders with December 2015 consumer prescription orders increasing by 31.6% and core over-the-counter orders increasing by 21.9% compared to order levels prior to the release of the article.  The order growth was primarily driven by an increase in prescription and over-the-counter orders from new customers which increased by 47.9% and 30.6%, respectively.  This trend in new customer acquisition growth has continued, which we believe will positively impact repeat customer orders in 2016 as the Company will continue to focus on customer acquisition, conversion and retention.

Cost of Sales and Gross Margin

	For year ended	%	$	For year ended
	December 31, 2015	Change	Change	December 31, 2014

Cost of sales	$2,546,392	2.2%	54,010	$2,492,382

Gross margin $	$4,471,745	22.9%	834,467	$3,637,278

Gross margin %	63.7%	4.4%		59.3%

Cost of sales were $2,546,392 for the year ended December 31, 2015 as compared to $2,492,382 for the year ended December 31, 2014, an increase of $54,010 or 2.2%, primarily as a result of the increase in order volume offset by improved costs realized through strategic purchasing efforts.  Gross margin percentage increased year-over-year from 59.3% for the year ended December 31, 2014 to 63.7% for the year ended December 31, 2015, primarily due to the improved cost discussed above, improved margins in our core consumer prescription and over-the-counter business and limited lower margin business-to-business sales.  Management will continue to focus its advertising and operational efforts on promoting and offering its higher margin product lines to consumers and strategic purchasing efforts to further improve costs.

Selling, General and Administrative Expenses

	For year ended	%	$	For year ended
	December 31, 2015	Change	Change	December 31, 2014

S,G&A	$5,001,654	(6.9%)	$(369,073)	$5,370,727

% of sales	71.3%			87.6%

Selling, general and administrative expenses totaled $5,001,654 for the year ended December 31, 2015 compared to $5,370,727 for the year ended December 31, 2014, a decrease of $369,073, or 6.9%. For the year ended December 31, 2015 expense decreases included (a) a decrease on stock based compensation of $520,798 (primarily due to less immediate vesting options granted); (b) a decrease in miscellaneous expense of $170,803 (primarily due to the settlement of litigation in 2014); (c) a decrease in rent expense of $143,743 (primarily resulting from sublease of a portion of our Florence facility and the subsequent amendment of the lease reducing the rented space and monthly rent and the recognition of the present value of Pagosa lease payment in 2014); (d) a decrease in legal expense of $138,446 (primarily due to higher costs related to the preparation of materials for the annual meeting in 2014 and the settlement of litigation in 2014); and (e) a decrease in accounting services expense of $90,881 (primarily due to a reduction of audit and accounting consultant fees).  The decreases were partially offset by (a) an increase in advertising of $410,867 (primarily related to advertising campaign to drive new customer acquisition); (b) an increase in freight expense of $100,740 (primarily due to higher order volume); (c) an increase in marketing expense of $100,475 (primarily related to consulting fees); and (d) an increase in director fees of $69,152.  We believe that our selling, general and administrative expenses will begin to increase as our order volume continues to grow, primarily in salary, advertising, freight, shipping supplies, and credit card expenses.  We will continue to focus on controlling costs and improving efficiencies of our personnel to limit the growth in expenses.

Gain on Settlement of Payables

During the years ended December 31, 2015 and 2014, we recorded $111,374 and $281,911 of extinguishment gains, respectively, which represents adjustments made to accounts payable balances for various reasons including the repayment at discounted amounts and settlement through insurance coverage.

Other Income and Expense

Interest expense decreased from $331,741 in the year ended December 31, 2014 to $208,147 in the year ended December 31, 2015, a decrease of $123,594, or 37.3%, primarily due to a decrease in amortization of debt discounts offset by higher notes payable balances during the year ended December 31, 2015.

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For year ended December 31,
	2015	2014
	(unaudited)

Net loss	$(626,682)	$(1,783,279)
Non-GAAP adjustments:
Gain on extinguishment of payables	(111,374)	(281,911)
Loss on extinguishment of debt	-	-
Interest expense	208,147	331,741
Depreciation and amortization	184,320	172,167
Imputed value of contributed services	-	116,666
Stock-based compensation	320,366	841,164
Change in fair value of collateral securing
employee advances	2,143	6,858
Adjusted EBITDAS	$(23,080)	$(596,594)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of December 31, 2015 we had a working capital deficiency of $4,377,000 and an accumulated deficit of $31,159,401.  During the years ended December 31, 2015 and 2014, we incurred net losses of $626,682 and $1,783,279 and used cash in operating activities of $548,281 and $875,769, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to December 31, 2015, the Company continues to incur net losses and use cash in operating activities.  The funds from the Company’s private placement offering completed during 2014 and increased borrowings from the Company’s senior lender during 2015 have improved the Company’s current cash position and working capital constraints; however, the funds are not sufficient to satisfy its current obligations.

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. However, the report of our independent registered public accounting firm raises substantial doubt about the Company’s ability to continue as a going concern.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2015 and 2014, the Company had cash on hand of $11,217 and $506,019, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the year ended December 31, 2015, cash flows included net cash used in operating activities of $548,281.  This amount included a decrease in operating cash related to a net loss of $626,682, partially offset by aggregate non-cash adjustments of $525,222, plus aggregate cash used by changes in operating assets and liabilities of $446,821 (primarily a result of a reduction in accounts payable and accrued expenses).   For the year ended December 31, 2014, cash flows included net cash used in operating activities of $875,769.  This amount included a decrease in operating cash related to a net loss of $1,783,279, partially offset by aggregate non-cash adjustments of $1,102,575, plus aggregate cash used by changes in operating assets and liabilities of $195,065 (primarily a result of a reduction in accounts payable).

For the year ended December 31, 2015, net cash provided by investing activities was $25,697 due to the release of $145,000 of the reserve required by the credit card processor offset by a $95,000 increase in cash held as collateral by the senior lender (restricted cash), capitalized web development costs of $17,972 and capital expenditures of $6,331.   For the year ended December 31, 2014, net cash used in investing activities was $312,668 due to a $195,088 reserve required by the credit card processor (restricted cash) and capitalized web development costs of $114,616 and capital expenditures of $2,964.

For the year ended December 31, 2015, net cash provided by financing activities was $27,782. Cash was provided by $250,000 of proceeds from the issuance of notes payable, partially offset by repayments of notes payable of $158,117 and payments on equipment leases of $64,101.  For the year ended December 31, 2014, net cash provided by financing activities was $1,626,712. Cash was provided by $1,537,755 of proceeds from a private placement offering and $150,000 of proceeds from the issuance of notes payable, partially offset by repayments of notes payable of $5,000 and payments on equipment leases of $56,043.

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

See Note 3 to the consolidated financial statements for the year ending December 31, 2015.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required hereby are located on pages 46 through 69.

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

As of December 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO) and identified material weaknesses.  Consequently, they concluded our internal controls were not effective.  A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

As of December 31, 2015, the material weakness that remains is the lack of accounting personnel with sufficient experience with United States generally accepted accounting principles to address the accounting for complex transactions due to the lack of a full-time Chief Financial Officer.  Therefore, based on this evaluation, management has concluded that as of December 31, 2015, our disclosure controls were not effective.  We believe that to fully remediate this weakness, the Company will need to retain a full time Chief Financial Officer.   Effective January 1, 2016, the Company hired a Chief Financial Officer with sufficient qualifications and experience to develop a plan and remediate this weakness.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as disclosed above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of March 1, 2016 are as follows:

Name	Age	Position

Lalit Dhadphale	44	President, Chief Executive Officer and Director

Daniel Seliga	50	Chief Operating Officer and Chief Financial Officer

Youssef Bennani	49	Director

Joseph Savarino	46	Director

Ambassador Ned L. Siegel	64	Director

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

Daniel Seliga became the Chief Operating Officer and Chief Financial Officer on January 1, 2016.  Mr. Seliga provided financial and operational consulting services to HealthWarehouse.com since August 2013.  Prior to joining the Company full time, Mr. Seliga was a Managing Director of Melrose Capital, the Company’s senior lender.  From September 2010 to December 2012, he was General Manager and Business Manager for MVI Enterprises, the largest truck dealership network in Ohio.  From November 1996 to July 2010, Mr. Seliga was the Chief Financial Officer and Vice President of Operations for Mae Holding Company, a privately held wholesale distributor of commercial construction materials and a retail home improvement company.  Prior to 1996, Mr. Seliga served as a commercial and real estate lending officer for Bank of New York and PNC Bank.

Mr. Seliga brings his executive experience in operational management, banking and finance, corporate acquisitions and financial reporting and budgeting.

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

Compensation  Committee

Our Compensation Committee of the Board of Directors consists of Joe Savarino (Chair), Youssef Bennani and Ambassador Siegel. The function of the Compensation Committee is to recommend to the full Board of Directors the compensation to be offered to our executive officers and the compensation to be offered to our directors. The Compensation Committee also administers our 2009 Incentive Compensation Plan and our 2014 Equity Incentive Plan, and recommends and approves grants of stock options and restricted stock under that plan.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors and 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms, the Company believes that all applicable Section 16(a) filing requirements were satisfied by its officers, directors and 10% stockholders during 2015, except that directors Youssef Bennani, Ned Siegel and Joseph Savarino each filed two forms late with respect to the grant of stock options in July and October 2015, director and President Lalit Dhadphale filed one report late with respect to the grant of stock options in August 2015 and 10% stockholders Cormag Holdings, LTD and Mark Douglas Scott filed one report late with respect to the sale of Common Stock in September 2015.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for 2015 and 2014 for our Chief Executive Officer during the years shown. No other executive officer had total compensation of $100,000 or more in 2015.  Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of 10% of their total annual compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Lalit Dhadphale (2) President, Chief Executive and Financial Officer	2015 2014	150,000 100,000	0 0	11,761 35,825	0 0	161,761 135,825

(1)
The amounts in the “Option Awards” column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions we used to calculate these amounts are discussed in the notes to our consolidated financial statements included in this report on Form 10-K.

(2)
Mr. Dhadphale ceased receiving a salary beginning January 1, 2013 in order to conserve the Company’s resources to support its development activities.  The Company recognized salary expense of $116,666 during the year ended December 31, 2014, which was treated as contributed capital.  Effective May 1, 2014, Mr. Dhadphale began to receive an annual salary of $150,000.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards outstanding at December 31, 2015, for each of the executive officers named in the Summary Compensation Table above:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Lalit Dhadphale Chief Executive and President	-- 250,000 100,000	250,000(1)	3.80 0.18 0.12	8/31/16 8/27/2019 8/5/2025

(1)	Options vest on the effective date Mr. Dhadphale personally provides certain credit support for a pending economic development loan to the Company from the Commonwealth of Kentucky.

Employment Agreements

On January 11, 2016, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Daniel Seliga.  The terms of the Employment Agreement include a term of two years beginning on January 1, 2016 with an extension provision, the titles and positions of Chief Operating Officer and Chief Financial Officer, an initial base salary of $150,000 per year, subject to certain bonus and severance provisions.  Mr. Seliga’s agreement is bound by restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.

We intend to enter into an employment agreement with Lalit Dhadphale, our President and Chief ExecutiveOfficer, when our financial condition improves.

Severance and Change in Control Arrangements

We do not have any agreements or arrangements providing for payments to any of our officers and directors in the event of a change in control or termination.

Director Compensation

Prior to 2015, we compensated non-management directors primarily through stock option or restricted stock grants under our stock option plans.  Based on guidelines stipulated in a study completed by Compensation Strategies, Inc. in October 2013 which analyzed and determined standards for director compensation of companies similar in size, we grant non-management directors options to purchase 100,000 shares upon their initial election to the board, and options to purchase 135,000 shares on an annual basis for serving on the board.

In February 2015, the Compensation Committee approved a new compensation plan for non-management directors, which included monthly cash compensation of $1,000 per director and quarterly stock option grants under our stock option plans with a grant date value of $3,000 per director.  In July 2015, the Compensation Committee approved a revision to the compensation plan, changing the monthly cash compensation to $3,000 per director and the quarterly stock option grants under our stock option plans with a grant date value $9,000 per director.

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they may serve.

The table below summarizes the compensation we paid to non-management directors for the fiscal year ended December 31, 2015:

2015 DIRECTOR COMPENSATION

Name	Cash Compensation ($)	Option Awards ($) (2)	Compensation Total ($)

Joseph Savarino (1)	21,000	15,000	36,000
Youssef Bennani (1)	21,000	15,000	36,000
Ned Siegel (1)	21,000	15,000	36,000

(1)
In connection with the directors annual service on our Board, (i) on April 7, 2015 we granted options to each director to purchase 34,063 shares of our Common Stock at an exercise price of $0.09 per share, and with a term of ten years. The options immediately vested on the grant date;  (ii) on July 10, 2015 we granted options to purchase 20,407 shares of our Common Stock at an exercise price of $0.15 per share, and with a term of ten years. The options immediately vested on the grant date; and (iii) on October 10, 2015 we granted options to purchase 91,902 shares of our Common Stock at an exercise price of $0.10 per share, and with a term of ten years.  The options immediately vested on the grant date.

(2)	The amounts in the “Option Awards” column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718.

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

The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of our Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12- month performance period is $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Board, except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Board, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of Common Stock on the date of grant. As of December 31, 2015, stock options to purchase up to 2,112,783 shares of Common Stock have been awarded under the 2009 Plan, with exercise prices ranging from $0.16 to $6.99per share, of which 1,759,283 are exercisable. All of these options have a five or ten year term.

Following the approval of the Board of Directors and stockholders of record as of August 25, 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) which made a total of 6,000,000 shares of common stock authorized and available for issuance pursuant to awards granted under the 2014 Plan.

The 2014 Equity Plan limit imposes individual limitations on the amount of certain awards. Under these limitations during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2014 Plan may not exceed 1,500,000 shares, subject to adjustment in certain circumstances. The maximum number of shares that may be awarded that are not subject to performance targets is an aggregate of 1,200,000 shares.   The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the board of directors or committee of the Company’s board of directors designated to administer the 2014 Plan (the “Committee”), except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of Common Stock on the date of grant.  As of December 31, 2015, stock options to purchase up to 3,228,501 shares of Common Stock have been awarded under the 2014 Plan, with exercise prices ranging from $0.09 to $0.15per share, of which 2,178,502 are exercisable. All of these options have a ten year term.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015, with respect to the shares of Common Stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,341,284 (1)	$0.70	3,293,888 (2)

Equity compensation plans not approved by security holders (3)	10,046,198	$0.41	-0-

Total	15,387,482	$0.51	3,293,888

(1)         Consists of (i) options to purchase 2,112,783 shares of our Common Stock granted under our 2009 Incentive Compensation Plan (the “2009 Plan”), with exercise prices ranging from $0.16 to $6.99 per share and (ii) options to purchase 3,228,501 shares of our Common Stock granted under our 2014 Equity Incentive Plan (the “2014 Plan”), with exercise prices ranging from $0.09 to $0.15 per share.

(2)         Remaining shares available as of December 31, 2015 for future issuance including (i) 522,389 under our 2009 Plan (including 181,425 shares that remained available on May 15, 2009 under our 2006 Plan and that are now available for issuance under our 2009 Plan) and (ii) 2,771,499 under our 2014 Plan.

  (3)           Consists of warrants issued (1) to investors to purchase 7,479,998 shares of our Common Stock with exercise prices ranging from $.25 to $4.95 per share; (2) to consultants to purchase 1,291,200 shares of Common Stock with exercise prices ranging from $0.15 to $4.95 per share; and (3) to lenders to purchase 1,275,000 shares of our Common Stock with exercise prices ranging from $0.10 to $0.12.  All outstanding warrants were issued for an initial term of five years.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our Common Stock as of December 31, 2015 by: (a) each current director; (b) each executive officer; (c) all of our current executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our Common Stock.

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)

5% or Greater Stockholders:

Dr. Bruce Bedrick (4)	5,850,000	14.8%

Cormag Holdings, LTD (5)	4,480,861	11.5%

Estate of Wayne Corona (6)	2,770,676	7.4%

Lloyd I. Miller III (7)	2,888,054	7.2%

Osgar Holdings, LTD (8)	2,500,000	6.5%

Karen Singer (9)	2,313,104	6.2%

Janice & Ralph Marra (10)	2,174,363	5.7%

Executive Officers and Directors:

Lalit Dhadphale (11)	3,763,986	8.6%

Ned L. Siegel (12)	1,602,772	*

Youssef Bennani (13)	776,372	*

Joseph Savarino (14)	759,941	*

All executive officers and directors as a group - (4 persons)	6,903,071	14.9%

* Less than 1.0%

(1)	The address of each officer and director is c/o HealthWarehouse.com, Inc., 7107 Industrial Road, Florence, Kentucky 41042.

(2)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire those shares within 90 days after December 31, 2015, by the exercise of any warrant, stock option, convertible note or other right.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)
Applicable percentages are based on 37,665,162 shares of Common Stock outstanding on December 31, 2015, adjusted as required by rules promulgated by the SEC.  There were 483,512 shares of Series B Preferred Stock outstanding on December 31, 2015, which shares are convertible into 5,507,202 shares of Common Stock, based on a conversion factor of 11.39.  The shares of Common Stock and shares underlying convertible preferred stock, and stock options or warrants are deemed outstanding for purposes of computing the percentage of the person holding such convertible preferred stock, convertible notes, and/or stock options or warrants but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Consists of (i) 3,900,000 shares and (ii) warrants to purchase 1,950,000 shares owned by Dr. Bedrick.  The information in this Note 4 is based in part on information contained in the Schedule 13G filed with the SEC by Dr. Bruce Bedrick on September 18, 2014.  Dr. Bedrick’s address is 5375 Monterey Circle #32, Delray Beach, FL 33484

(5)
Consists of 3,147,527 shares and warrants to purchase 1,333,334 shares.  The securities are owned by Cormag Holdings, Ltd., a Canadian corporation.  Mark Douglas Scott is the President, sole stockholder and director of Cormag and has sole voting and dispositive power with respect to the shares owned by Cormag.  The owners address is 104 Falcon Ridge Drive, Winnipeg, Manitoba, Canada R3Y1X6. Mr. Scott is a Canadian citizen. The information in this Note 8 is based in part on information contained in the Schedule 13G/A Amendment No. 1  filed with the SEC by Cormag Holdings and Mr. Scott on January 27, 2015 and Form 4’s filed with the SEC by Cormag Holdings and Mr. Scott on September 30, 2015 and December 4, 2015.

(6)
Consists of (i) 2,737,644 shares of Common Stock owned by the Estate of Wayne Corona and (ii) 33,032 shares of commons stock owned by MKW Partners, LLC (“MKW”).  Mr. Corona was the Managing Member of MKW and had sole voting and dispositive power with respect to the shares owned by MKW.  The information contained in this Note 6 is based in part on the information contained in Schedule 13G Amendment No. 1 filed with the SEC by Mr. Corona on July 29, 2013.

(7)
Consists of (i) 413,030 shares of Common Stock and (ii) 217,298 shares of Series B Preferred Stock convertible into 2,475,024 shares of Common Stock, based on a conversion factor approximately 11.39.  The securities described above are owned by Milfam I L.P., a Georgia limited partnership (“Milfam L.P.”)  Milfam LLC, an Ohio limited liability company (“Milfam LLC”) is the general partner of Milfam L.P.  Mr. Miller is the manager of Milfam LLC.  As the manager of Milfam LLC, Mr. Miller has sole dispositive and voting power with respect to the securities owned by Milfam L.P.  Mr. Miller’s address is 222 Lakeview Avenue, Suite 160-365, West Palm Beach, FL 33401.  The information in this Note 7 is based in part on information contained in the Schedule 13D/A Amendment No. 12 filed with the SEC by Lloyd I. Miller, III on November 3, 2014.

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

(9)
Consists of 217,298 shares of Series B Preferred Stock convertible into 2,475,024 shares of Common Stock, based on a conversion factor of approximately 11.39.  The securities described above are owned by HWH Lending, LLC, a Delaware limited liability company (“HWH”).  Ms. Singer is the sole trustee of The Singer Children’s Management Trust (the “Trust”).  The Trust is the sole member of HWH.  As the trustee of the Trust, Ms. Singer has sole dispositive and voting power with respect to the securities owned by HWH.  Ms. Singer’s address is 212 Vaccaro Drive, Cresskill, NJ 07626.  The information in this Note 9 is based in part on information contained in the Schedule 13G/A Amendment No. 1 filed with the SEC by Karen Singer on February 12, 2016.

(10)
Consists of (i) 1,935,708 shares and (ii) 20,977 shares of Series B Preferred Stock which is convertible into 238,928 shares, based on a conversion factor of approximately 11.39.  Ms. Marra has sole dispositive and voting power with respect to 1,723,927 shares, and shared dispositive and voting power with Ralph Marra with respect to 4,029 shares.  Ralph Marra has sole dispositive and voting power with respect to 446,680 shares, and shared dispositive and voting power with Janice Marra with respect to 4,029 shares.  Excludes 90,000 shares held in Trust for Janice and Ralph Marra’s minor children.  The business address for Ms. And Mr. Marra is 5 Post Road, Rumson, NJ 07760.  The information contained in this Note 10 is based in part on the information contained in Schedule 13G/A Amendment No. 1 filed with the SEC by Ms. And Mr. Marra on February 14, 2014.

(11)
Includes stock options to purchase 350,000 shares of Common Stock.  Does not include stock options to purchase 250,000 shares of Common Stock that are not currently exercisable within 90 days of December 31, 2015.

(12)
Includes stock options to purchase 1,405,896 shares of Common Stock.  Does not include stock options to purchase 33,333 shares of Common Stock that are not exercisable within 90 days of December 31, 2015.

(13)	Includes stock options to purchase 776,372 shares of Common Stock.
(14)	Includes stock options to purchase 641,372 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Effective September 4, 2014, the Company entered into a consulting agreement with Dr. Bruce Bedrick, a stockholder, to provide consulting services related to business development and marketing activities for the Company and other duties as agreed to by management.   The Company was required to pay the related party a monthly fee of $10,000 plus expense reimbursement.  Subsequent to the effective date, the related party agreed to defer the payment of the monthly fee for a period of four months beginning with the November 4, 2014 payment.  The deferred fees will be payable on the earlier of the termination date or the second anniversary of the effective date.  The consulting agreement has an initial term of one year and can be automatically renewed for a one year period unless terminated by either party.  The Agreement may be terminated by the Company by providing a sixty day notice prior to the first anniversary of the effective date.  On July 6, 2015, the Company notified the related party of its intent to terminate the contract effective September 4, 2015.  During the years ended December 31, 2015 and 2014, the Company incurred and paid consulting and other expenses of $100,000 and $21,110, respectively, related to the consulting agreement.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees billed or expected to be billed for professional services rendered by the Company’s independent registered public accountant for the years ended December 31, 2015, and 2014, and fees billed for other services rendered during those periods.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Audit Fees (1)	$120,000	$122,285
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-

(1)           Audit fees were principally for audit work performed on our annual financial statements and review of our interim financial statements.

(2)           There were no “audit-related services” during the period.

(3)           There were no “tax services” during the period.

(4)           There were no “other services” during the period.

During the years ended December 31, 2015 and 2014, the Audit Committee met to review and approve the filing of Forms 10-K and 10-Q. All audit and non-audit services were pre-approved by the Board of Directors.

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

Item 15. Exhibits, Financial Statement Schedules.

(a)           Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

2.2	Asset Purchase Agreement, dated February 14, 2011, among Hocks Acquisition Corporation, and Hocks Pharmacy, Inc. and its shareholders. (9)

2.3	Merger Agreement dated February 14, 2011, among HealthWarehouse.com, Inc., Hocks Acquisition Corporation, Hocks Pharmacy, Inc. and its shareholders, and Hocks.com, Inc. (9)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008. (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008. (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009. (5)

3.5	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 16, 2010. (7)

3.6	State of Delaware Certificate of Amendment of Certificate of Incorporation dated October 17, 2014 (20)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law. (8)

3.8	Amended and Restated By-Laws of the Company. (8)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law, filed on October 17, 2011. (14)

4.1	Warrant to Purchase 156,250 Shares of the Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and Issued to HWH Lending, LLC, as Lender. (10)

4.2	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to HWH Lending, LLC as Lender. (10)

4.3	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (10)

4.4	Warrant to Purchase 156,250 Shares of Common Stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (10)

4.5	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of Milfam I L.P. (8)

4.6	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of HWH Lending, LLC. (8)

4.7	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of HWH Lending, LLC. (13)

4.8	Warrant to Purchase 250,000 Shares of the Common Stock of HealthWarehouse.com, Inc., dated September 2, 2011 and Issued to HWH Lending, LLC. (13)

4.9	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of Milfam I, L.P. (13)

4.10	Warrant to Purchase 250,000 shares of the Common Stock of Healthwarehouse.com, Inc. dated September 2, 2011 and issued to Milfam I, L.P. (13)

4.11	Form of Common Stock Purchase Warrant. (14)

4.12	Warrant to Purchase 750,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 18, 2013 and issued to Melrose Capital Advisors, LLC. (15)

4.13	Warrant to Purchase 150,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated September 30, 2013 and issued to Melrose Capital Advisors, LLC. (17)

4.14	Warrant to Purchase 150,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated October 30, 2013 and issued to Steven Deixler. (17)

4.15	Warrant to Purchase 150,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 28, 2014 and issued to Melrose Capital Advisors, LLC. (17)

4.16	Warrant to Purchase 75,000 shares of Common Stock of HealthWarehouse.com, Inc. dated April 29, 2014 and issued to Melrose Capital Advisors, LLC. (18)

4.17	Warrant to Purchase 500,000 shares of the Common Stock of HealthWarehouse.com, Inc. dated March 1, 2015 and issued to Melrose Capital Advisors, LLC. (20)

4.18	Common Stock Purchase Warrant dated April 3, 2015 for 137,430 common shares (21)

4.19	Warrant to Purchase 250,000 shares of the Common Stock of Healthwarehouse.com, Inc. dated November 11, 2015 and issued to Melrose Capital Advisors, LLC. (22)

4.20	Letter Agreement dated November 11, 2015 between the Company and Melrose Capital Advisors, LLC. (22)

10.1	Loan and Security Agreement dated November 8, 2010 among HealthWarehouse.com, Inc. and Hwareh.com, Inc., as Borrowers, and HWH Lending, LLC and Milfam I L.P. as Lenders. (8)

10.2	Securities Purchase Agreement dated August 3, 2011. (11)

10.3	Investor Rights Agreement dated August 3, 2011. (11)

10.4	Indemnification Agreement dated August 3, 2011. (11)

10.5	Lease agreement dated June15, 2011 between the Company and the landlord for 7107 Industrial Road Florence, Kentucky. (12)

10.6	Loan and Security Agreement dated September 2, 2011 among HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Borrowers, and HWH Lending LLC, and Milfam I, L.P., as Lenders. (13)

10.7	Stock Purchase Agreement dated September 2, 2011 between the Company and Rock Castle Holdings, LLC. (13)

10.8	Securities Purchase Agreement dated October 17, 2011. (14)

10.9	Amendment No. 1 to Investor Rights Agreement dated October 17, 2011. (14)

10.10	Form of Subscription Agreement for Common Stock. (14)

10.11	Security Agreement dated March 28, 2013 between HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Debtors, and Melrose Capital Advisors, Inc. as secured party. (15)

10.12	Security Agreement dated September 30, 2013 between Pagosa Health LLC, as Debtor, and Melrose Capital Advisors, Inc. as secured party. (17)

10.13	Promissory Note dated October 30, 2013 in the amount of $100,000 payable by the Company to the order of Steven Deixler (17)

10.14	Subordination Agreement dated October 30, 2013 among Melrose Capital Advisors, LLC, the Company and Steven Deixler (17)

10.15	Deposit Account Control Agreement dated August 18, 2014 between the Company, Melrose Capital Advisors, LLC and The Bank of Kentucky, Inc. (20)

10.16	2009 Incentive Compensation Plan (6)

10.17	2014 Equity Incentive Plan (16)

10.18	Waiver letter dated March 10, 2015 from Melrose Capital Advisors, LLC (20)

10.19	Third Amendment to Lease agreement dated as of April 27, 2015 between the Company and the landlord for 7107 Industrial Road Florence, Kentucky. (21)

10.20	Loan Extension Agreement dated November 11, 2015 between the Company and Melrose Capital Advisers, LLC. (22)

10.21	Amended and Restated Promissory Note dated January 19, 2016 between the Company and Melrose Capital Advisors, LLC. (23)

10.22	Employment Agreement dated January 11, 2016 between the Company and Dan Seliga. (24)

10.23	Fourth Amendment to Lease agreement dated as of March 15, 2016 between the Company and the landlord for 7017 Industrial Road Florence, Kentucky *

21.1	Subsidiaries of the Registrant.*

23.1	Consent from Marcum LLP *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Dcoument *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *                 Filed herewith.

       +                 Denotes Management Compensatory Plan or Contract.

1	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2009.

2	Incorporated by reference to the Company’s Annual Report on Form 10-K SB filed on March 29, 2006.

3	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2009.

4	Incorporated by reference to the Company’s Annual Report Amendment on Form 10-KA filed on May 14, 2009.

5	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2009.

6	Incorporated by reference to the Company’s Current Report Amendment on Form 8-KA filed on May 26, 2009.

7	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2010.

8	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2010.

9	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2011.

10	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 15, 2011.

11	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 8, 2011.

12	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011.

13	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 6, 2011.

14	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 20, 2011.

15	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 3, 2013.

16	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 26, 2014.

17	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2014.

18	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2014.

19	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014 filed on November 14, 2014.

20	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2015.

21	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 filed on May 11, 2015.

22	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2015 filed on November 13, 2015.

23	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2016.

24	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2016	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lalit Dhadphale	President, Chief Executive Officer,	March 25, 2016
Lalit Dhadphale	Director

/s/ Daniel Seliga	Chief Operating Officer, Chief Financial	March 25, 2016
Daniel Seliga	Officer, Principal Financial and Accounting

Officer

/s/ Youssef Bennani	Director	March 25, 2016
Youssef Bennani

/s/ Joseph Savarino	Director	March 25, 2016
Joseph Savarino

/s/ Ambassador Ned L. Siegel	Director	March 25, 2016
Ambassador Ned L. Siegel

Healthwarehouse.com, Inc. and Subsidiaries

Index to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders of
Healthwarehouse.com, Inc.

We have audited the accompanying consolidated balance sheets of Healthwarehouse.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthwarehouse.com, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Marcum LLP
      Marcum LLP

New York, NY
March 25, 2016

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

Assets

Current assets:
Cash	$11,217	$506,019
Restricted cash	145,088	195,088
Accounts receivable, net	51,627	100,886
Inventories	182,647	144,236
Prepaid expenses and other current assets	81,718	60,202
Total current assets	472,297	1,006,431
Property and equipment, net	409,248	511,286
Web development costs, net	84,562	142,541
Total assets	$966,107	$1,660,258

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable – trade	$2,189,649	$2,542,938
Accounts payable – related parties	862	84,314
Accrued expenses and other current liabilities	597,665	687,515
Current portion of equipment lease payable	46,143	64,101
Notes payable, net of debt discount of $0 and $58,367 as of December 31, 2015 and 2014, respectively	991,089	791,633
Note payable and other advances – related parties	23,889	73,095
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
December 31, 2015 and 2014 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	4,849,297	5,243,596

Long term liabilities:
Long term portion of equipment lease payable	-	46,143
Total long term liabilities	-	46,143
Total liabilities	4,849,297	5,289,739

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of December 31, 2015 and 2014 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 483,512 and 451,879 shares issued and outstanding as of December 31, 2015 and 2014, respectively (aggregate
liquidation preference of $4,889,043 and $4,569,175 as of December 31, 2015 and 2014,	484	452
respectively)
Common stock – par value $0.001 per share; 100,000,000 shares authorized (see Note 8),
38,844,374 and 38,749,595 shares issued and 37,665,162 and 37,570,383 shares outstanding as of
December 31, 2015 and 2014, respectively	38,844	38,750
Additional paid-in capital	30,656,598	29,966,040
Employee advances	-	(2,143)
Treasury stock, at cost, 1,179,212 shares as of December 31, 2015 and 2014	(3,419,715)	(3,419,715)
Accumulated deficit	(31,159,401)	(30,212,865)
Total stockholders’ deficiency	(3,883,190)	(3,629,481)
Total liabilities and stockholders’ deficiency	$966,107	$1,660,258

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

Net sales	$7,018,137	$6,129,660

Cost of sales	2,546,392	2,492,382

Gross profit	4,471,745	3,637,278

Operating expenses:

Selling, general and administrative expenses	5,001,654	5,370,727

Loss from operations	(529,909)	(1,733,449)

Other income (expense):
Gain on settlement of payables	111,374	281,911
Interest expense	(208,147)	(331,741)
Total other expense	(96,773)	(49,830)

Net loss	(626,682)	(1,783,279)

Preferred stock:
Series B convertible contractual dividends	(319,854)	(298,918)

Net Loss attributable to common stockholders	$(946,536)	$(2,082,197)

Per share data:
Net loss – basic and diluted	$(0.02)	$(0.06)
Series B convertible contractual dividends	(0.01)	(0.01)

Net loss attributable to common stockholders - basic and diluted	$(0.03)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	37,574,278	30,036,885

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2014

	Convertible
	Series B									Total
	Preferred Stock		Common Stock		Additional	Employee	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2013	422,315	$422	27,708,303	$27,708	$27,166,147	$(9,001)	1,179,212	$(3,419,715)	$(28,130,668)	$(4,365,107)

Stock-based compensation	-	-	-	-	830,518	-	-	-	-	830,518

Shares issued as pursuant to employment
agreement	-	-	21,289	20	10,626	-	-	-	-	10,646

Issuance of Series B preferred stock as
payment-in-kind for dividend	29,564	30	-	-	279,350	-	-	-	-	279,380

Contractual dividends on Series B convertible
preferred stock	-	-	-	-	-	-	-	-	(298,918)	(298,918)

Warrants issued as debt discount in
connection with notes payable	-	-	-	-	36,000	-	-	-	-	36,000

Issuance of common stock and warrants
for cash	-	-	11,020,003	11,022	1,526,733	-	-	-	-	1,537,755

Imputed value of services contributed	-	-	-	-	116,666	-	-	-	-	116,666

Change in fair value of collateral securing
employee advances	-	-	-	-	-	6,858	-	-	-	6,858

Net loss	-	-	-	-	-	-	-	-	(1,783,279)	(1,783,279)

Balances, December 31, 2014	451,879	$452	38,749,595	$38,750	$29,966,040	$(2,143)	1,179,212	$(3,419,715)	$(30,212,865)	$(3,629,481)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY (continued)
FOR THE YEAR ENDED DECEMBER 31, 2015

	Convertible
	Series B									Total
	Preferred Stock		Common Stock		Additional	Employee	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2014	451,879	$452	38,749,595	$38,750	$29,966,040	$(2,143)	1,179,212	$(3,419,715)	$(30,212,865)	$(3,629,481)

Stock-based compensation	-	-	-	-	320,366	-	-	-	-	320,366

Cashless exercise of warrants into
common stock	-	-	94,779	94	(94)	-	-	-	-	-

Issuance of Series B preferred stock as
payment-in-kind for dividend	31,633	32	-	-	298,886	-	-	-	-	298,918

Contractual dividends on Series B convertible
preferred stock	-	-	-	-	-	-	-	-	(319,854)	(319,854)

Warrants issued as debt discount in
connection with notes payable	-	-	-	-	69,600	-	-	-	-	69,600

Debt discount related to repricing of warrants
in connection with notes payable	-	-	-	-	1,800	-	-	-	-	1,800

Change in fair value of collateral securing
employee advances	-	-	-	-	-	2,143	-	-	-	2,143

Net loss	-	-	-	-	-	-	-	-	(626,682)	(626,682)

Balances, December 31, 2015	483,512	$484	38,844,374	$38,844	$30,656,598	$-	1,179,212	$(3,419,715)	$(31,159,401)	$(3,883,190)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(626,682)	$(1,783,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of collateral securing employee advances	2,143	6,858
Depreciation and amortization	184,320	172,167
Stock-based compensation	320,366	841,164
Gain on settlement of accounts payable	(111,374)	(281,911)
Imputed value of services contributed	-	116,666
Amortization of debt discount	129,767	247,631
Changes in operating assets and liabilities:
Accounts receivable	49,259	206,325
Inventories	(38,411)	133,064
Prepaid expenses and other current assets	(21,516)	(1,059)
Accounts payable – trade	(241,915)	(485,151)
Accounts payable – related parties	(83,452)	623
Accrued expenses and other current liabilities	(110,786)	(48,867)
Net cash used in operating activities	(548,281)	(875,769)

Cash flows from investing activities
Change in restricted cash	50,000	(195,088)
Capital expenditures	(6,331)	(2,964)
Website development costs	(17,972)	(114,616)
Net cash provided by (used in) investing activities	25,697	(312,668)

Cash flows from financing activities
Principal payments on equipment leases payable	(64,101)	(56,043)
Proceeds from issuance of notes payable	250,000	150,000
Repayment of notes payable	(108,911)	-
Repayment of notes payable - related party	(49,206)	(5,000)
Net proceeds from the sale of common stock	-	1,537,755
Net cash provided by financing activities	27,782	1,626,712

Net (decrease) increase in cash	(494,802)	438,275

Cash - beginning of period	506,019	67,744

Cash - end of period	$11,217	$506,019

Cash paid for:
Interest	$78,489	$86,692
Taxes	$-	$-

Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$298,918	$279,380
Cashless exercise of warrants into common stock	$95	$-
Warrants issued in connection with notes payable	$71,400	$36,000
Accrual of contractual dividends on Series B convertible preferred stock	$319,854	$298,918

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.  Organization and Basis of Presentation

HealthWarehouse.com, Inc. (“HEWA” or the “Company”), a Delaware company incorporated in 1998, is an online mail order pharmacy, licensed in 50 states and the District of Columbia to focus on the out-of-pocket prescription drug market. The Company is Verified Internet Pharmacy Practice Site (“VIPPS”) accredited by the National Association of Boards of Pharmacy (“NABP”).  The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.

2. Going Concern and Management’s Liquidity Plans

The Company has financed its operations primarily through debt and equity financings. As of December 31, 2015, the Company had a working capital deficiency of $4,377,000 and an accumulated deficit of $31,159,401. During the years ended December 31, 2015 and 2014, the Company incurred net losses of $626,682 and $1,783,279, respectively and used cash in operating activities of $548,281 and $875,769, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to December 31, 2015, the Company continues to incur net losses and use cash in operating activities.  Funds from the Company’s private placement offering completed during 2014 and increased borrowings from the Company’s senior lender during 2015 have improved the Company’s current cash position and working capital constraints;  however, the funds are not sufficient to satisfy its current obligations.

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

On June 4, 2013, the Company formed a wholly-owned subsidiary called Pagosa Health LLC (“Pagosa”).  On January 14, 2014, the Company closed the Pagosa location and decided to focus on its core consumer prescription business.  The entity was dissolved in 2014.  See Note 9.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2015 and 2014, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash represents cash held by the Company’s credit card processor as a reserve to cover potential future refunds and funds held by the senior lender as collateral for the Company’s Senior Note (See Note 6).

Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $47,143 and $47,233 as of December 31, 2015 and 2014, respectively. The Company’s management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of the payments are made before the product is sent.  If the financial conditions of customers were to materially deteriorate, an increase in the allowance amount could be required. The allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

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

Property and Equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance, which do not extend the economic useful life of the related assets, are expensed in the period incurred.  Gains or losses on disposal of property and equipment are reflected in the statements of operations in the period of disposal.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value.  As of December 31, 2015 and 2014, the Company has not recognized any such impairment.

Website Development Costs

The Company capitalizes costs associated with the development of its website. During the years ended December 31, 2015 and 2014, the Company capitalized $17,972 and $114,616, respectively, of website development costs. The Company is amortizing the website development costs on a three year straight-line basis and incurred amortization expense of $75,951 and $55,855 during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, unamortized website development costs totaled $84,562.  Estimated future amortization expense related to website development costs is $62,361 in 2016, $21,147 in 2017 and $1,054 in 2018.

Shipping and Handling Costs

The Company policy is to provide free standard shipping and handling for most orders. Shipping and handling costs incurred are recognized in selling, general and administrative expenses. Such amounts aggregated $612,377 and $511,636 for the years ended December 31, 2015 and 2014, respectively.

In certain circumstances, shipping and handling costs are charged to the customer and recognized in revenues. The amounts recognized in revenues for the years ended December 31, 2015 and 2014 were $251,550 and $162,221, respectively.

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

The carrying value of items included in working capital approximates fair value because of the relatively short maturity of these instruments. The Company’s notes payable approximate fair value because the terms are substantially similar to comparable debt in the marketplace.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized during the years ended December 31, 2015 and 2014.

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

 Advertising

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2015 and 2014 was $508,633 and $103,536, respectively.

 Sales Taxes

The Company accounts for sales taxes imposed on its goods and services on a net basis in the statement of operations.

Net Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to Common Stockholders by the weighted average number of common shares outstanding during the period.  Diluted net earnings per share reflects the potential dilution that could occur if securities or other instruments to issue Common Stock were exercised or converted into Common Stock.  Potentially dilutive securities are excluded from the computation of diluted net earnings per share if their inclusion would be anti-dilutive and consist of the following:

	December 31,
	2015	2014

Options	5,341,284	3,944,557
Warrants	10,046,198	9,339,044
Series B Convertible Preferred Stock	5,507,202	5,146,902
Total potentially dilutive shares	20,894,684	18,430,503

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

The Company evaluated its free standing warrants to purchase Common Stock to assess their proper classification in the balance sheet as of December 31, 2015 and 2014 using the applicable classification criteria enumerated under U.S. GAAP and determined that the Common Stock purchase warrants contain fixed settlement provisions.

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

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  Adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company"s consolidated financial position and results of operations.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2015, the FASB issued FASB ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”.  ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-01 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2015	2014	Useful Life

Computer Software	$230,299	$230,299	5 years
Equipment	548,156	544,108	15 years
Office Furniture and Equipment	95,754	95,754	7 years
Computer Hardware	32,992	30,710	5 years
Leasehold Improvements	303,318	303,318	(a)
Total	1,210,519	1,204,189
Less: accumulated depreciation	(801,271)	(692,903)
Property and Equipment, Net	$409,248	$511,286

(a) Lesser of useful life or initial term of lease

Depreciation expense for the above assets for the years ended December 31, 2015 and 2014 was $108,369 and $116,312, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

		December 31,
		2015	2014

Deferred Rent		$25,852	$36,053
Advertising		76,639	109,930
Salaries and Benefits		64,007	82,222
Dividend Payable		319,854	298,918
Accrued Interest		44,249	48,868
Accrued Rent		49,614	46,604
Other		17,450	64,920
	Total	$597,665	$687,515

6. Notes Payable

The Company is a party to a Loan and Security Agreement (the “Loan Agreement”) with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $1,000,000 from the Lender (the “Loan”), including $250,000 and $150,000 during the years ended December 31, 2015 and 2014, respectively.  The Loan is evidenced by a promissory note (the “Senior Note”) in the face amount of $1,000,000 (as amended).  The balance on the Senior Note was $891,089 and $750,000 as of December 31, 2015 and 2014, respectively.  The Senior Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.75% as of December 31, 2015).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest. The principal amount and all unpaid accrued interest on the Note is payable on May 31, 2016 (as amended), or earlier in the event of default or a sale or liquidation of the Company.  The Loan may be prepaid in whole or in part at any time by the Company without penalty.   The Senior Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation (“EBITDAS”).  The Company granted the Lender a first, priority security interest in all of the Company’s assets, in order to secure the Company’s obligation to repay the Loan, including a Deposit Account Control Agreement, which grants the Lender a security interest in certain bank accounts.  See Note 13.

On August 27, 2015, a vendor of the Company was granted an order of garnishment against the Company’s funds held in a bank account in the amount of $83,766 for an unpaid debt, accordingly, such amount was classified as restricted cash.  On September 16, 2015, the Company’s Lender filed a motion with the court to intercede in the garnishment action on the grounds that it has a superior lien on the funds which was granted at a hearing on October 6, 2015.  In addition, as a result of the garnishment action, the Lender notified the Company that an event of default has occurred on the Senior Note and the Loan is in default and immediately payable.  On November 30, 2015, the court issued an order that the Company’s Lender was the priority lienholder with regard to the funds being held in the bank account.   Subsequent to receiving the court’s order, the funds were released by the bank to the Company’s Lender and the funds were applied against the Loan balance.  The funds applied against the loan balance have been advanced back to the Company subsequent to December 31, 2015.  On December 9, 2015, the Lender waived the events of default related to the garnishment.

In connection with the Loan Agreement, the Company granted the Lender five-year warrants to purchase an aggregate of 1,875,000 shares of Common Stock at an exercise price ranging from $0.10 to $0.35 per share, of which 750,000 and 225,000 warrants were issued during the years ended December 31, 2015 and 2014, respectively.  The warrants contain customary anti-dilution provisions. The warrants had an aggregate grant date relative fair value of $472,100, of which $69,600 and $36,000 were recorded as debt discounts during the years ended December 31, 2015 and 2014, respectively, and were amortized using the effective interest method over the term of the Senior Note.  In addition, the Company agreed to modify the exercise price on 375,000 previously issued warrants from $0.35 to $0.12 effective November 11, 2015 which resulted in an additional debt discount of $1,800.  The Company amortized $114,434 and $229,231 of the debt discount as interest expense during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2014, the remaining unamoritized debt discount was $43,034 and the debt discounts were fully amortized as of December 31, 2015.  Including the value of warrants issued in connection with Senior Note and subsequent amendments, the Senior Note had an effective interest rate of 37% per annum.

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

On March 13, 2013, the Company converted an advance from a related party of $40,000 to a notes payable with a maturity date of December 31, 2013.  The principal balance of the note is due at maturity, with no interest.  The Company made principal payments of $31,000 and $5,000 during the years ended December 31, 2015 and 2014, respectively, and the note has been repaid in full as of December 31, 2015.  Imputed interest expense on this note was de minimis.

On August 15, 2013, a related party advanced $56,000 to the Company. Subsequently, $7,000 of that advance was repaid to the related party and the Company issued a promissory note for the principal balance of $49,000 (the “Original Note”). The Original Note bears interest at a rate of 10% per annum. The Original Note had a maturity date of November 7, 2013. Through November 21, 2013, the Company repaid $6,905 of the principal of the Original Note and a replacement note was issued for the remaining principal balance of $42,095 (the “Replacement Note”). The Replacement Note waived any existing default under the Original Note and had a maturity date of May 31, 2014. All other terms of the Replacement Note and Original Note are the same.  Effective July 23, 2015, the Company reached a settlement agreement with the related party whereby the Company has agreed to pay twelve monthly payments of $4,099 on the first of each month starting on August 1, 2015 to fully satisfy its obligations under the note payable.  During the year ended December 31, 2015, the Company made principal payments of $18,206.  Interest expense on this note was $2,868 and $3,252 during the years ended December 31, 2015 and 2014, respectively.

On October 30, 2013, the Company issued a note payable with a principal amount of $100,000 to a lender. The note bears interest on the unpaid principal balance until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.75% as of  December 31, 2015). Under the terms of the note, the Company has agreed to make monthly payments of accrued interest. The principal amount and all unpaid accrued interest is payable on October 31, 2016 (as amended) but the Company’s obligations are unsecured and are subordinate to its obligations pursuant to the Senior Note described above. The Loan may be prepaid in whole or in part at any time by the Company without penalty. In consideration of the note payable, the Company issued to the lender a five-year warrant to purchase 150,000 shares of Common Stock at an exercise price of $0.35 per share. The warrant contains customary anti-dilution provisions. The warrant had a relative fair value of $36,800 that the Company has recorded as a debt discount which was amortized using the effective interest method over the term of the note. The Company amortized $15,333 and $18,400 of the debt discount as interest expense during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, the debt discount was fully amortized.  Including the value of the warrant, the note had an effective interest rate of 26% per annum.  See Note 13.

7. Equipment Lease Payable

Future minimum lease payments, by year and in the aggregate, under capital leases, as of December 31, 2015, are as follows:

For year ending December 31,	Lease Payments

2016	48,696
Total	$48,696
Less: Amount representing interest	(2,553)
Present value of future lease payments	$46,143
Less: Current portion	(46,143)
Long term portion	-

As of December 31, 2015, the equipment has a gross and net book value of $305,641 and $220,344, respectively. Depreciation of assets held under capital leases in the amount of $20,377 is included in depreciation expense for each of the years ended December 31, 2015 and 2014.

8. Stockholders’ Deficiency

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

On December 21, 2015, the Company issued 94,779 shares of Common Stock to a former employee resulting from a cashless exercise of warrants.

Preferred Stock

Series A Preferred Stock

The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-voting, has a liquidation preference equal to its purchase price, and does not pay dividends. The holders can call for the conversion of the Series A Preferred Stock at any time and are entitled to half a share of the Company’s Common Stock for each share of Series A Preferred Stock converted. As of December 31, 2015, 44,443 shares of Series A Preferred Stock are available to be issued. There are no shares of Series A Preferred Stock outstanding as of December 31, 2015 or 2014.

Series B Preferred Stock

The Company has designated 625,000 of the 1,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock has voting rights equal to one vote for each common share equivalent, has a liquidation preference equal to its purchase price, and receives preferred dividends equal to 7% of all outstanding shares in either cash or payment-in-kind. The holders can call for the conversion of the Series B Preferred Stock at any time and are entitled to five shares of the Company’s Common Stock for each share of Series B Preferred Stock converted. In addition, the Series B Preferred Stock is subject to weighted average anti-dilution protection whereby if shares of Common Stock are sold below the current conversion price, the conversion price is reduced pursuant to a pre-defined formula. As of December 31, 2015 and 2014, Series B holders were entitled to convert into 11.39 shares of the Company’s Common Stock for each share of Series B Preferred Stock due to the anti-dilution provision. The anti-dilution provision represents a contingent beneficial conversion feature.  As of December 31, 2015, an incremental 3,089,642 shares of Common Stock are issuable at conversion of the Series B Convertible Preferred Stock as compared to the original terms.   Using the commitment date Common Stock price in effect, the commitment date value of the incremental shares is $7,798,256. However, recognition of beneficial conversion features is limited to the aggregate gross proceeds allocated to the preferred stock of $3,199,689 (422,315 shares of Series B Convertible Preferred Stock times $9.45 per share less the proceeds allocated to the warrants of $791,188) less the $1,666,967 beneficial conversion feature already recognized on the original 365,265 shares of Series B Preferred Stock (prior to the issuance of additional shares as payment-in-kind in lieu of cash dividends).  Due to these limitations, no beneficial conversion feature value was recorded for the years ended December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the Company had accrued contractual dividends of $319,854 and $298,918, respectively, related to the Series B Preferred Stock.  On January 1, 2016, and 2015, the Company issued 33,847 and 31,633 shares of Series B convertible preferred stock valued at approximately $320,000 and $299,000, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock owners as payment in kind for dividends.

Series C Preferred Stock

The Company’s Certificate of Designation designates 10,000 shares of the Company's preferred stock as Series C Preferred Stock to be issued at an original issue price of $100 per share. The Series C Preferred Stock has voting rights equal to one vote for each share held, has a liquidation preference equal to its purchase price, and has certain redemption rights available at the option of the holder.  The Series C Preferred Stock is non- convertible and does not pay dividends.

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

Stock Options

Grants

During the year ended December 31, 2014, the Company granted options to directors of the Company to purchase an aggregate of 1,687,857 shares of common stock under the 2009 Plan and 2014 Plan at an exercise price of between $0.12 to $0.16 per share for an aggregate grant date value of $266,472.  The options have a vesting period ranging from immediate to three months and have a term of ten years.

On October 23, 2014, the Company granted options to an employee of the Company to purchase an aggregate of 250,000 shares of common stock under the 2009 Plan at an exercise price of $0.18 per share for an aggregate grant date value of $35,825.  The options have a vesting period of one year and have a term of five years.

During the year ended December 31, 2015, the Company granted options to employees and directors of the Company to purchase an aggregate of 2,141,339 shares of common stock under the 2014 Plan at an exercise price of between $0.09 to $0.15 per share for an aggregate grant date value of $211,860.  The options have a vesting period ranging from immediate to three years and have a term of ten years.

During December 31, 2015, the Company granted options to consultants of the Company to purchase an aggregate of 349,861 shares of common stock under the 2014 Plan at an exercise price of between $0.09 and $0.12 per share for an aggregate grant date value of $37,423.  The options have a vesting period ranging from immediate to three years and have a term of ten years.

Valuation and Amortization

Option valuation models require the input of highly subjective assumptions.  The fair value of the stock-based payment awards is estimated utilizing the Black-Scholes option model.  The volatility component of this calculation is derived from the historical trading prices of the Company’s own Common Stock.  The Company accounts for the expected life of options in accordance with the “simplified” method for “plain vanilla” share options.  The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.  The Company estimated forfeitures related to option grants at a weighted average annual rate of 3% and 4% per year for options granted during the years ended December 31, 2015 and 2014, respectively.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For the Year Ended
	December 31,
	2015	2014

Risk free interest rate	1.35% to 2.28%	0.97% to 2.29%
Dividend yield	0.00%	0.00%
Expected volatility	195% to 199.0%	190% to 191.0%
Expected life in years	5.5 to 10.0	3.0 to 10.0

The weighted average fair value of the stock options granted during the years ended December 31, 2015 and 2014 was $0.10 and $0.16 per share, respectively.

Stock-based compensation expense related to stock options was recorded in the consolidated statements of operations as a component of selling, general and administrative expenses and totaled $308,026 and $698,015 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, stock-based compensation expense related to stock options of $1,033,764 remains unamortized, including $142,195 which is being amortized over the weighted average remaining period of 2.0 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

A summary of the stock option activity during the years ended December 31, 2015 and 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2014	2,543,150	$2.37
Granted	1,937,857	0.13
Exercised	-	-
Forfeited	(536,450)	2.37
Outstanding, December 31, 2014	3,944,557	$1.27

Outstanding, January 1, 2015	3,944,557	$1.27
Granted	2,491,200	0.10
Exercised	-	-
Forfeited	(1,094,473)	1.40
Outstanding, December 31, 2015	5,341,284	$0.70	7.8	$157,079

Exercisable, December 31, 2015	3,904,451	$0.65	7.8	$100,446

The following table presents information related to stock options at December 31, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.09- $2.20	$0.23	4,649,784	$0.24	8.2	3,462,951
$2.21 - $3.80	3.34	501,500	2.87	4.1	251,500
$3.81 - $6.99	5.16	190,000	5.16	5.7	190,000
$0.09 - $6.99	$0.70	5,341,284	$0.65	7.8	3,904,451

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants granted, the Company used the following weighted average assumptions:

Grants

	For the Year Ended
	December 31,
	2015	2014

Risk free interest rate	1.22% to 1.75%	1.52% to 2.52%
Dividend yield	0.00%	0.00%
Expected volatility	194.0% to 197.0%	171.0% to 192.0%
Expected life in years	2.90 to 7.50	5.00 to 8.50

During the year ended December 31, 2014, the Company granted vested five-year warrants to purchase an aggregate of 661,200 shares of Common Stock at an exercise price of $0.15 per share to a consultant related to services provided related to the 2014 Private Placement.  The warrants had an issuance date fair value of $132,893 which was treated as a cost of capital.

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

The weighted average fair value of the stock warrants granted during the years ended December 31, 2015 and 2014, respectively, was $0.09 and $0.20 per share.

Exercise

During the year ended December 31, 2015, the Company issued an aggregate of 97,449 shares of Common Stock to a holder of warrants who elected to exercise warrants to purchase 137,430 shares of Common Stock on a "cashless" basis under the terms of the warrants. The warrants had an exercise price of $0.09 per share.

The aggregate intrinsic value of the warrants exercised was $27,486 for the year ended December 31, 2015.

A stock-based compensation benefit related to the mark-to-market adjustment for consultant warrants for the year ended December 31, 2015 was recorded in the consolidated statements of operations as a component of selling, general and administrative expenses and totaled $322. During the years ended December 31, 2015 and 2014, the Company recorded aggregate stock-based compensation expense of $12,340 and $132,503, respectively, related to warrants.  As of December 31, 2015, stock-based compensation expense related to warrants of $576,840 remains unamortized.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the years ended December 31, 2015 and 2014, respectively, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2014	2,342,846	$0.94
Granted	6,996,198	0.28
Exercised	-	-
Forfeited	-	-

Outstanding, January 1, 2015	9,339,044	$0.45
Granted	887,430	0.10
Exercised	(137,430)	0.09
Forfeited	(42,846)	3.00
Outstanding, December 31, 2015	10,046,198	$0.43	3.3	$61,612

Exercisable, December 31, 2015	9,796,198	$0.34	3.4	$61,612

The following table presents information related to stock warrants at December 31, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.09 - $0.35	$0.26	9,496,198	$0.26	3.5	9,496,198
$0.36 - $3.00	2.90	520,000	2.90	0.8	270,000
$3.01 - $4.95	4.95	30,000	4.95	1.8	30,000
$0.09 - $4.05	0.41	10,046,198	$0.34	3.4	9,796,198

Services Contributed

Effective January 1, 2013, the Company’s Chief Executive Officer of the Company waived payment for services contributed during 2013.  On April 28, 2014, the Compensation Committee approved the payment of an annual salary of $150,000 to the Company’s Chief Executive Officer, effective May 1, 2014.  As a result, the Company imputed the value of the services contributed and recorded salary expense $116,666 for the year ended December 31, 2014, with a corresponding credit to stockholders’ deficiency.

9. Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement dated June 15, 2011 for approximately 62,000 square feet of office and storage space with an entity.  On December 15, 2014, the Company entered into a sublease agreement for 34,106 square feet of warehouse space at the Company’s corporate headquarters in Florence, Kentucky. The sublease, which required rent of $9,948 per month, was terminated by the Company on the original expiration date of June 14, 2015.  On April 27, 2015, the Company entered in an amendment to the lease agreement which reduced the square feet of office and storage space to approximately 28,500 square feet, effective June 15, 2015.  Per the amendment, the monthly lease rate reduced to $7,770 in June 2015, $4,868 from July 2015 to December 2015 and $5,462 in year 2016.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. The Company will amortize the balance of the remaining deferred rent payable related to the original lease over the remaining life of the amended lease term.  The lease expires on January 1, 2020 (as amended).  See Note 13.  Deferred rent payable of $25,852 and $36,053 as of December 31, 2015 and 2014, respectively, has been included in accrued expenses and other current liabilities on the consolidated balance sheets.

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa and vacated the Lawrenceburg facility. The Company is currently in discussions with the Landlord regarding termination of the lease related to the building.   The present value of the remaining lease payments of $49,614 is reflected as a component of accrued expenses and other liabilities on the consolidated financial statements as of December 31, 2015.

Future minimum payments, by year and in the aggregate, under operating leases as of December 31, 2015 are as follows:

For years ending December 31,	Amount

2016	$77,544
2017	12,000
2018	5,000
Total future minimum lease payments	$94,544

During the years ended December 31, 2015 and 2014, the Company recorded aggregate rent expense of $106,833 and $250,576, respectively.

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

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively “Plaintiffs”), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs’ purported exercise of options to purchase 233,332 shares of our Common Stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs also provided an expert report indicating damages of $2.086 million.  On December 1, 2014, the Company executed a settlement agreement with the Plaintiff for $150,000 to be paid in unequal monthly installments through June 10, 2015.  The settlement amount was included in Selling, General and Administrative expense for the year ended December 31, 2014 and aggregate payments of $135,000 and $15,000 were made during the years ended December 31, 2015 and 2014, respectively.

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

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $55,000.  On September 29, 2014, the Company executed a settlement agreement with the former consultant for $25,000 which was paid in monthly installments through March 1, 2015.  As of December 31, 2015, such settlement amount has been fully repaid.

10. Concentrations

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

During the year ended December 31, 2015, two vendors represented 63% and 11% of total inventory purchases. During the year ended December 31, 2014, two vendors represented 68% and 14% of total inventory purchases, respectively.

Two vendors represented 43% and 13% of the accounts payable balance as of December 31, 2015.  Three vendors represented 36%, 11% and 10% of the accounts payable balance as of December 31, 2014.

11. Related Party Transactions

Effective September 4, 2014, the Company entered into a consulting agreement with Dr. Bruce Bedrick,  a stockholder, to provide consulting services related to business development and marketing activities for the Company and other duties as agreed to by management.   The Company was required to pay the related party a monthly fee of $10,000 plus expense reimbursement.  Subsequent to the effective date, the related party agreed to defer the payment of the monthly fee for a period of four months beginning with the November 4, 2014 payment.  The deferred fees will be payable on the earlier of the termination date or the second anniversary of the effective date.  The consulting agreement has an initial term of one year and can be automatically renewed for a one year period unless terminated by either party.  The Agreement may be terminated by the Company by providing a sixty day notice prior to the first anniversary of the effective date.  On July 6, 2015, the Company notified the related party of its intent to terminate the contract effective September 4, 2015.  During the years ended December 31, 2015 and 2014, the Company incurred and paid consulting and other expenses of $100,000 and $21,110, respectively, related to the consulting agreement.

Between June 2009 and April 2012, an employee who is the son of the managing member of a limited liability company that beneficially owns over 5% of the Company’s Common Stock received advances from the Company in various forms which totaled $391,469 including interest.  Principal repayments towards the outstanding advances aggregating $235,000 were made through September 30, 2014.  In April 2012, this employee voluntarily resigned from the Company. The individual agreed to repay the remaining balance with interest based on prime rate on the first business day of the calendar quarter. The amount has been included in Stockholders’ Deficiency as the Company has determined to exercise its rights through a pledge agreement for 42,860 shares as collateral.  At December 31, 2014, the Company estimated the value of the collateral at $2,143.  During the year ended December 31, 2015, the Company wrote off the value of the collateral to $0.

12. Income Taxes

The income tax provision (benefit) for the years ended December 31, 2015 and 2014 was as follows:

	For The Year Ended
	December 31,
	2015	2014

Federal:
Current	$-	$-
Deferred	(269,394)	(387,752)

State and local:
Current	-	-
Deferred	(21,621)	(161,244)
	(291,015)	(548,996)
Change in valuation allowance	291,015	548,996
Income tax provision (benefit)	$-	$-

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014

Deferred tax assets:
Net operating loss carryforwards	$5,585,989	$5,315,823
Stock-based compensation	767,443	722,782
Inventory reserves	8,800	6,090
Allowance for bad debt	17,915	17,948
Deferred Revenue	2,575	-
Deferred Rent	9,824	14,108
Contingent Liability	1,910	1,910
Charitable contribution carryforwards	5,772	5,772
Accruals	22,491	31,007
Total deferred tax assets	6,422,719	6,115,440
Valuation allowance	(6,379,189)	(6,088,174)
Deferred tax assets, net of valuation allowance	43,530	27,266

Deferred tax liabilities:
Property and equipment	(29,881)	(27,266)
Web Development	(13,649)	-

Deferred tax liabilities	$(43,530)	$(27,266)

Net deferred tax assets	$-	$-

Change in valuation allowance	$291,015	$548,996

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established.  Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2015 and 2014.

The Company is in the process of filing its federal and state tax returns for the years ended December 31, 2015 and 2014.  The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed.  Assuming these returns are filed, as of December 31, 2015 and 2014, the Company had $15,470,633 and $14,736,276, respectively, of federal net operating loss carryforwards (“NOL’s”) that may be available to offset future taxable income.  The federal net operating loss carryforwards, if not utilized, will expire from 2027 to 2035.  As of December 31, 2015 and 2014, the Company had approximately $8,149,352 and $7,637,237 of state net operating loss carryforwards available to offset future taxable income.  The state NOLs, if not utilized, will expire beginning in 2031.

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

For the years ended December 31, 2015 and 2014, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	For The Year Ended
	December 31,
	2015	2014

US federal statutory rate	(34.0%)	(34.0%)
State tax rate, net of federal benefit	(4.0%)	(4.0%)
Permanent differences
- Stock based compensation	12.3%	4.8%
- Adjustments to prior deferred tax balances	(20.7%)	2.4%
Change in valuation allowance	46.4%	30.8%

Income tax provision (benefit)	0.0%	0.0%

13. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Employment Agreement

On January 11, 2016, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Daniel Seliga.  The terms of the Employment Agreement include a term of two years beginning on January 1, 2016 with an extension provision, the titles and positions of Chief Operating Officer and Chief Financial Officer, an initial base salary of $150,000 per year, subject to certain bonus and severance provisions.  Mr. Seliga’s agreement is bound by restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.

Notes Payable

On January 11, 2016, the Company entered into an Amendment to Promissory Note with a lender, effective October 31, 2015, which extended the maturity date of the note payable from November 1, 2015 to October 31, 2016.  In consideration of the extension of the maturity date of the note payable, the Company issued to the lender a five-year warrant to purchase 75,000 shares of Common Stock at an exercise price of $0.25 per share. The warrant contains customary anti-dilution provisions.

On January 19, 2016, the Company entered into an Amended and Restated Promissory Note with its Lender, effective December 31, 2015, which extended the maturity date of the Senior Note from December 31, 2015 to May 31, 2016 (the January 2016 Note).  As part of the extension, the Senior Note contains financial covenants which require the Company to meet certain minimum targets for EBITDAS for the quarters ending December 31, 2015 and March 31, 2016.  The other material January 2016 Note terms are unchanged from the Senior Note.

Operating Leases

The Company entered into an amendment to the lease agreement related to its corporate headquarters in Florence, Kentucky, which extended the lease for an additional three years.  Per the amendment, the monthly lease rate will be $7,770 in 2016, $6,649 in 2017, $6,886 in 2018 and $7,124 in 2019.  The lease expires on January 1, 2020.