Form 10-Q
period 2016-03-31
HealthWarehouse.com, Inc.
filed 2016-05-12
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

(800) 748-7001
(Registrant's Telephone Number, Including Area Code)

Indicate  by check mark whether the registrant (1) has filed all reports required to be  filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or  for such  shorter  period  that  the  registrant  was required to file such reports), and  (2) has  been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

There were 37,693,404 shares of Common Stock outstanding as of May 10, 2016

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets

Current assets:
Cash	$24,866	$11,217
Restricted cash	115,088	145,088
Accounts receivable, net of allowance of $47,143 as of March 31, 2016 and
December 31, 2015	64,521	51,627
Inventories - finished goods, net	241,642	182,647
Prepaid expenses and other current assets	85,423	81,718
Total current assets	531,540	472,297
Property and equipment, net of accumulated depreciation of $827,528 and $801,270 as of
March 31, 2016 and December 31, 2015	382,990	409,248
Web development costs, net of accumulated amortization of $165,699 and $146,448 as of
March 31, 2016 and December 31, 2015	65,311	84,562
Total assets	$979,841	$966,107

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable – trade	$2,310,300	$2,189,649
Accounts payable – related parties	260	862
Accrued expenses and other current liabilities	347,844	597,665
Current portion of equipment lease payable	29,349	46,143
Notes payable and other advances, net of debt discount of $12,056 and $0 as of March 31, 2016	1,087,944	991,089
and December 31, 2015, respectively
Note payable and other advances – related parties	16,058	23,889
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
March 31, 2016 and December 31, 2015 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	4,791,755	4,849,297
Total liabilities	4,791,755	4,849,297

Commitments and contingencies

Stockholders' deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of March 31, 2016 and December 31, 2015 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 517,359 and 483,512 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively (aggregate
liquidation preference of $4,974,601 and $4,889,043 as of March 31, 2016 and	517	484
December 31, 2015, respectively)
Common stock – par value $0.001 per share; authorized 100,000,000 shares; 38,844,374 shares
issued and 37,665,162 shares outstanding as of March 31, 2016 and December 31, 2015	38,844	38,844
Additional paid-in capital	31,067,056	30,656,598
Treasury stock, at cost, 1,179,212 shares as of March 31, 2016 and December 31, 2015	(3,419,715)	(3,419,715)
Accumulated deficit	(31,498,616)	(31,159,401)
Total stockholders' deficiency	(3,811,914)	(3,883,190)
Total liabilities and stockholders' deficiency	$979,841	$966,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Net sales	$2,347,798	$1,612,677

Cost of sales	891,820	631,163

Gross profit	1,455,978	981,514

Operating expenses:
Selling, general and administrative expenses	1,683,716	1,107,550

Net loss from operations	(227,738)	(126,036)

Other expense:
Interest expense	(25,919)	(74,752)
Total other expense	(25,919)	(74,752)

Net loss	(253,657)	(200,788)

Preferred stock:
Series B convertible contractual dividends	(85,558)	(79,961)

Net loss attributable to common stockholders	$(339,215)	$(280,749)

Per share data:
Net loss – basic and diluted	$(0.01)	$(0.01)
Series B convertible contractual dividends	(0.00)	(0.00)

Net loss attributable to common stockholders - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	37,665,162	37,570,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(253,657)	$(200,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	-	90
Provision for employee advance reserve	-	2,143
Depreciation and amortization	45,509	45,661
Stock-based compensation	75,138	79,005
Gain on settlement of accounts payable	-	(66,179)
Amortization of debt discount	3,444	54,517
Changes in operating assets and liabilities:
Accounts receivable	(12,894)	(11,558)
Inventories - finished goods	(58,995)	(1,034)
Prepaid expenses and other current assets	(3,705)	12,857
Accounts payable – trade	120,651	(65,472)
Accounts payable – related parties	(602)	(382)
Accrued expenses and other current liabilities	(15,526)	(57,168)
Net cash used in operating activities	(100,637)	(208,308)

Cash flows from investing activities
Change in restricted cash	30,000	-
Capital expenditures	-	(5,539)
Website development costs	-	(10,942)
Net cash provided by (used in) investing activities	30,000	(16,481)

Cash flows from financing activities
Principal payments on equipment leases payable	(16,794)	(15,382)
Proceeds from issuance of notes payable	108,911	-
Repayment of notes payable	(7,831)	-
Net cash provided by (used in) financing activities	84,286	(15,382)

Net increase (decrease) in cash	13,649	(240,171)

Cash - beginning of period	11,217	506,019

Cash - end of period	$24,866	$265,848

Cash paid for:
Interest	$22,474	$19,544

Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$319,853	$298,918
Warrants issued as debt discount in connection with notes payable	$15,500	$41,300
Accrual of contractual dividends on Series B convertible preferred stock	$85,558	$79,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.  Organization and Basis of Presentation

HealthWarehouse.com, Inc. ("HEWA" or the "Company"), a Delaware company incorporated in 1998, is an online mail order pharmacy, licensed in 50 states and the District of Columbia to focus on the out-of-pocket prescription drug market. The Company is Verified Internet Pharmacy Practice Site ("VIPPS") accredited by the National Association of Boards of Pharmacy ("NABP").  The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 25, 2016.

2. Going Concern and Management's Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of March 31, 2016, the Company had a working capital deficiency of $4,260,215 and an accumulated deficit of $31,498,616. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company incurred net losses of $253,657 and $626,682, respectively and used cash in operating activities of $100,637 and $548,281, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to March 31, 2016, the Company continues to incur net losses, use cash in operating activities and experience cash and working capital constraints.

The Company is subject to a 2013 Notice of Redemption related to its Series C Redeemable Preferred Stock aggregating $1,000,000, whereby the Company must now apply all of its assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (the Company is not permitted to utilize toward the redemption those assets required to pay its debts as they come due and those assets required to continue as a going concern).

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company's significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts.

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

	March 31,
	2016	2015

Options	5,381,205	3,944,557
Warrants	10,121,198	9,839,044
Series B Convertible Preferred Stock	5,892,720	5,507,202
Total potentially dilutive shares	21,395,123	19,290,803

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2016	2015

Deferred Rent	$19,389	$25,852
Advertising	76,639	76,639
Salaries and Benefits	58,937	64,007
Dividend Payable	85,558	319,854
Accrued Interest	44,249	44,249
Accrued Rent	50,078	49,614
Other	12,994	17,450
Total	$347,844	$597,665

5. Notes Payable

The Company is a party to a Loan and Security Agreement (the "Loan Agreement") with a lender (the "Lender").  Under the terms of the Loan Agreement, the Company borrowed an aggregate of $1,000,000 from the Lender (the "Loan").  The Loan is evidenced by a promissory note (the "Senior Note") in the face amount of $1,000,000 (as amended).  The Senior Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.75% as of March 31, 2016).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Note is payable on May 31, 2016, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.  The Senior Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation ("EBITDAS").  The Company granted the Lender a first, priority security interest in all of the Company's assets, in order to secure the Company's obligation to repay the Loan, including a Deposit Account Control Agreement, which grants the Lender a security interest in certain bank accounts.

On January 11, 2016, the Company entered into an Amendment to Promissory Note in the face amount of $100,000 with a different lender, effective October 31, 2015, which extended the maturity date of the note payable from November 1, 2015 to October 31, 2016.  In consideration of the extension of the maturity date of the note payable, the Company issued to the lender a five-year warrant to purchase 75,000 shares of Common Stock at an exercise price of $0.25 per share. The warrants had a fair value of $15,500 using the Black-Scholes model (see note 6) which was established as debt discount during the three months ended March 31, 2016 and will be amortized using the effective interest method over the remaining term of the Promissory Note.   Including the value of the warrants issued in connection with the extension of the maturity date of the Promissory Note, the Promissory Note has an effective interest rate of 23% per annum during the extension period.

The Company recorded amortization of debt discount associated with notes payable of $3,444 and $54,517 for the three months ended March 31, 2016 and 2015, respectively.

6. Stockholders' Deficiency

Preferred Stock

As of March 31, 2016 and December 31, 2015, the Company had accrued contractual dividends of $85,558 and $319,853, respectively, related to the Series B Preferred Stock. On January 1, 2016 and 2015, the Company issued 33,847 and 31,633 shares of Series B convertible preferred stock valued at approximately $320,000 and $299,000, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock holders as payment in kind for dividends.

Stock Options

Valuation

In applying the Black-Scholes option pricing model to stock options, the Company used the following weighted average assumptions:

	For The Three Months Ended
	March 31,
	2016	2015

Risk free interest rate	1.63% to 2.12%	n/a
Dividend yield	0.00%	n/a
Expected volatility	199% to 200.0%	n/a
Expected life in years	5.5 to 10.0	n/a

Grants

The weighted average fair value of the stock options granted during the three months ended March 31, 2016 was $0.24 per share.  There were no stock options granted during the three months ended March 31, 2015.

During the three months ended March 31, 2016, the Company granted options to consultants and directors of the Company to purchase an aggregate of 172,254 shares of common stock under a previously approved plan at exercise prices ranging between $0.24 and $0.25 per share for an aggregate grant date value of $41,379.  The options vested on the grant date and have a term of ten years.

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $75,138 and $78,789 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, stock-based compensation expense related to stock options of $996,064 remains unamortized, including $104,495 which is being amortized over the weighted average remaining period of 2.0 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

A summary of the stock option activity during the three months ended March 31, 2016 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2016	5,341,284	$0.70
Granted	172,254	0.24
Exercised	-	-
Forfeited	(132,333)	0.49
Outstanding, March 31, 2016	5,381,205	$0.69	7.6	$332,554

Exercisable, March 31, 2016	4,169,539	$0.62	7.6	$240,254

The following table presents information related to stock options at March 31, 2016:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.09 - $2.20	$0.23	4,701,705	$0.25	8.0	3,740,039
$2.21 - $3.80	3.35	492,500	2.88	3.8	242,500
$3.81 - $6.99	5.17	187,000	5.17	5.4	187,000
	$0.69	5,381,205	$0.62	7.6	4,169,539

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants, the Company used the following weighted average assumptions:

	For The Three Months Ended
	March 31,
	2016	2015

Risk free interest rate	1.58%	1.50%
Dividend yield	0.00%	0.00%
Expected volatility	200.0%	196.0%
Contractual term in years	5.00	5.00

Grants

The weighted average fair value of the stock warrants granted during the three months ended March 31, 2016 and 2015, was $0.24 and $0.08 per share, respectively.

Stock-based compensation expense related to warrants for the three months ended March 31, 2016 and 2015 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $0 and $216, respectively.  As of March 31, 2016, stock-based compensation expense related to warrants of $576,840 remains unamortized.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the three months ended March 31, 2016 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2016	10,046,198	$0.41
Granted	75,000	0.25
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2016	10,121,198	$0.40	3.1	$150,922

Exercisable, March 31, 2016	9,871,198	$0.34	3.1	$150,922

The following table presents information related to stock warrants at March 31, 2016:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.10 - $0.35	$0.25	9,571,198	$0.25	3.2	9,571,198
$0.36 - $3.00	2.90	520,000	2.90	0.5	270,000
$3.01 - $4.95	4.95	30,000	4.95	1.5	30,000
$0.10 - $4.95	$0.40	10,121,198	$0.33	3.1	9,871,198

7.   Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement for approximately 28,500 square feet of office and storage space with an entity. On March 15, 2016, the Company entered into an amendment of the lease agreement which extended the lease for an additional three years.  The amended monthly lease rate will be $5,462 in 2016, $6,649 in 2017, $6,886 in 2018 and $7,124 in 2019.  The lease expires on December 31, 2019.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount. Deferred rent payable of $19,389 and $25,852 as of March 31, 2016 and December 31, 2015, respectively, has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa Health and vacated the Lawrenceburg facility.  The Company is currently in discussions with the Landlord regarding termination of the lease related to the building.   The present value of the remaining lease payments of $50,078 is reflected as a component of accrued expenses and other liabilities on the condensed consolidated financial statements as of March 31, 2016.

Future minimum payments, by year and in the aggregate, under operating leases as of March 31, 2016 are as follows:

For years ending December 31,	Amount

2016	$58,152
2017	91,783
2018	87,633
2019	85,482
Total future minimum lease payments	$323,050

During the three months ended March 31, 2016 and 2015, the Company recorded aggregate rent expense of $20,274 and $18,342 (net of sub-lease), respectively.

Litigation

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company's condensed consolidated financial condition or condensed consolidated results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings nor have we been made aware of any penalties from regulatory audits.

8. Concentrations

During the three months ended March 31, 2016, three vendors represented 49%, 16% and 15% of total inventory purchases. During the three months ended March 31, 2015, two vendors represented 74% and 10% of total inventory purchases, respectively.

Two vendors represented 40% and 12% of the accounts payable balance as of March 31, 2016.  Two vendors represented 43% and 13% of the accounts payable balance as of December 31, 2015.

9. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Stock Option Grants

On April 8, 2016, the Company granted options to directors of the Company to purchase an aggregate of 94,848 shares of common stock under a previously approved plan at an exercise price of $0.29 per share for an aggregate grant date value of $27,000.  The options vested on the grant date and have a term of ten years.  The options were granted as part of director compensation approved by the Compensation Committee.

Common Stock Issued

On May 3, 2016, the Company issued 28,242 shares of common stock to an investor as a result of a cashless exercise of warrants.

Employment Agreement

On May 9, 2016, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Lalit Dhadphale.  The terms of the Employment Agreement include a term of two years beginning on January 1, 2016 with an extension provision, the titles and positions of Chief Executive Officer and President, an initial base salary of $175,000 per year, subject to certain bonus and severance provisions.  Mr. Dhadphale's agreement is bound by restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the "Company") as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "us," "we," "our," and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition") of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the "SEC") on March 25, 2016.

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

Results of Operations

For The Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	For three months ended	% of	For three months ended	% of
	Ended March 31, 2016	Revenue	Ended March 31, 2015	Revenue

Net sales	$2,347,798	100.0%	$1,612,677	100.0%
Cost of sales	891,820	38.0%	631,163	39.1%
Gross profit	1,455,978	62.0%	981,514	60.9%
Selling, general & administrative expenses	1,683,716	71.7%	1,107,550	68.7%
Loss from operations	(227,738)	(9.7%)	(126,036)	(7.8%)
Interest expense	(25,919)	(1.1%)	(74,752)	(4.6%)
Net loss	$(253,657)	(10.8%)	$(200,788)	(12.4%)

Net Sales
For three months ended	%	$	For three months ended
March 31, 2016	Change	Change	March 31, 2015

$2,347,798	45.6%	$735,121	$1,612,677

Net sales for the three months ended March 31, 2016 increased to $2,347,798 from $1,612,677, an increase of $735,121, or 45.6% due to an increase in core consumer prescription and over-the-counter sales offset by a reduction in business-to-business sales.  The core prescription sales grew by $691,929 or 63.3% as new customers grew 198.5% and repeat customers grew 38.9%, in comparison to the same quarter of the prior year, continuing the upward trend experienced during 2015.  Core over-the-counter sales grew by $187,029 or 68.8% and order volume more than doubled due to continued advertising efforts and improved order fulfillment rates and customer satisfaction.  The combined first quarter core consumer prescription and over-the-counter order volume increased 89.4% when compared to order levels of the same quarter of the prior year due to new customer acquisition through advertising and customer retention.

The Company continues to benefit from being prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US Pharmacies for five commonly prescribed medications.  The favorable articles had an immediate impact on order volume beginning in December 2015 with consumer prescription orders from new customers in March 2016 increasing by 88% in comparison to order levels in October 2015, prior to the release of the article.  We believe this trend in new customer acquisition growth will positively impact repeat customer orders during the remainder of 2016 as the Company will continue to focus on customer acquisition, conversion and retention.

Cost of Sales and Gross Margin

	For three months ended	%	$	For three months ended
	March 31, 2016	Change	Change	March 31, 2015

Cost of sales	$891,820	41.3%	260,657	$631,163

Gross margin $	$1,455,978	48.3%	474,464	$981,514

Gross margin %	62.0%	1.8%	1.1%	60.9%

Cost of sales were $891,820 for the three months ended March 31, 2016 as compared to $631,163 for the three months ended March 31, 2015, an increase of $260,657, or 41.3%, primarily as a result of an increase in consumer prescription and over-the-counter order volume offset by a reduction in business-to-business orders. Gross margin percentage increased from 60.9% for the three months ended March 31, 2015 to 62.0% for the three months ended March 31, 2016, primarily due to a reduction in the lower margin business-to-business sales.  Management will continue to focus its advertising and operational efforts on promoting and offering its higher margin product lines to consumers and strategic purchasing efforts to further improve costs.

Selling, General and Administrative Expenses

For three months ended	%	$	For three months ended
March 31, 2016	Change	Change	March 31, 2015

$1,683,716	52.0%	$576,166	$1,107,550

71.7%			68.7%

Selling, general and administrative expenses totaled $1,683,716 for the three months ended March 31, 2016 compared to $1,107,550 for the three months ended March 31, 2015,  an increase of $576,166, or 52.0%.  The three months ended March 31, 2016 expense increases included (a) an increase in salary expense of $184,681 (primarily due to an increase  in headcount to process higher levels of call and order volumes, reduced efficiency of pharmacy staff due to higher level of new customer orders and the addition of the Chief Financial Officer); (b) an increase in freight expense of $134,042 (due to higher volume and higher expedited shipping cost);  (c) an increase in advertising and public relations expenses of  $101,811 (primarily due to an increase in the advertising and promotion campaigns); (d) an increase in credit card processing expense of $34,672 (primarily due to the increase in order volume);  (e) an increase in legal expense of $19,778 (primarily related to efforts to release the garnishment of funds in our bank account); and (f) an increase in the board of directors fees of $18,000.  We will continue to focus on controlling costs and improving efficiencies of our personnel to limit the future growth in expenses.

Interest Expense

Interest expense decreased from $74,752 in the three months ended March 31, 2015 to $25,919 in the three months ended March 31, 2016,  a decrease of $48,833, or 65.3% primarily due to a reduction  in amortization of debt discounts.

 Adjusted EBITDAS

We believe Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Stock-Based Compensation ("Adjusted EBITDAS"), a non-GAAP financial measure, is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	March 31,
	2016	2015
	(unaudited)

Net loss	$(253,657)	$(200,788)
Non-GAAP adjustments:
Gain on settlement of accounts payable	-	(66,179)
Interest expense	25,919	74,752
Depreciation and amortization	45,509	45,661
Stock-based compensation	75,138	79,005
Change in fair value of collateral securing
employee advances	-	2,143
Adjusted EBITDAS	$(107,091)	$(65,406)

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of March 31, 2016, we had a working capital deficiency of $4,260,215 and an accumulated deficit of $31,498,616.  During the three months ended March 31, 2016 and the year ended December 31, 2015, we incurred net losses of 253,657 and $626,682 and used cash in operating activities of $100,637 and $548,281, respectively.  These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to March 31, 2016, we continue to incur net losses, use cash in operating activities and experience cash and working capital constraints.

The Company is subject to a Notice of Redemption related to our Series C Redeemable Preferred Stock aggregating $1,000,000 and must apply all of our assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (we are not permitted to utilize toward the redemption those assets required to pay our debts as they come due and those assets required to continue as a going concern).

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

As of March 31, 2016 and December 31, 2015, the Company had cash on hand of $24,866 and $11,217, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the three months ended March 31, 2016, cash flows included net cash used in operating activities of $100,637.  This amount included a decrease in operating cash related to a net loss of $253,657, partially offset by aggregate non-cash adjustments of $124,091 and aggregate cash provided by changes in operating assets and liabilities of $28,929 (primarily a result of increased accounts payable offset by increased inventories).  For the three months ended March 31, 2015, cash flows included net cash used in operating activities of $208,308.  This amount included a decrease in operating cash related to a net loss of $200,788, partially offset by aggregate non-cash adjustments of $115,237, plus aggregate cash used by changes in operating assets and liabilities of $122,757 (primarily a result of a reduction of accounts payable).

For the three months ended March 31, 2016, net cash provided by investing activities was $30,000 related to a decrease in restricted cash.   For the three months ended March 31, 2015, net cash utilized by investing activities was $16,481 related to capitalized website development costs and the purchase of computer equipment.

For the three months ended March 31, 2016, net cash provided by financing activities was $84,286 related to proceeds received from the issuance of notes payable offset by principal payments on equipment leases and repayment of notes payable.  For the three months ended March 31, 2015, net cash used by financing activities was $15,382 related to the principal payment on equipment leases.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K filed on March 25, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

In connection with the preparation of this Form 10–Q, our management, (Chief Executive and Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2015 (see Form 10-K filed with the SEC on March 25, 2016), which is an integral component of our disclosure controls and procedures.  During the year ended December 31, 2015, management implemented policies, procedures and controls to address the weaknesses in various areas including operational and financial systems integration, separation of duties in review and approval of disbursement, cash handling, purchasing, receiving, shipping and invoicing functions, daily transaction processing and monthly financial closing procedures and timelines and board approval of related party and other significant transactions.  Management believes that the controls implemented in these specific areas are sufficient to address the above weaknesses, however, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weaknesses described above have been fully remediated.  Therefore, management has concluded that as of March 31, 2016, our disclosure controls were not effective.

Effective January 1, 2016, the Company hired a Chief Financial Officer with sufficient experience with United States generally accepted accounting principles to address the accounting for complex transactions.  The Chief Financial Officer is developing a plan to continue to evaluate the controls and procedures implemented in the prior year.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the three months ended March 31, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings nor have we been made aware of any penalties from regulatory audits, except as described below.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Recent Repurchases of Common Stock

There were no repurchases of our Common Stock during the three months ended March 31, 2016.  The Company does not currently have an announced repurchase program.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2016, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Dhadphale, the Company's current President and Chief Executive Officer and Chairman of the Board of Directors.  The Employment Agreement contains the following key terms: (a) a term of one year beginning on May 9, 2016, subject to automatic one year extensions, unless written notice of non-extension is provided by either party; (b) the titles and positions of President and Chief Executive Officer reporting directly to the Company's Board of Directors; (c) nomination for election as a member of the Board of Directors at each annual meeting of the Company's stockholders during his employment with the Company; (d) an initial base salary of $175,000 per year beginning May 9, 2016, with an increase to $185,000 per year on May 9, 2017; (d) an annual target bonus of up to 100% of base salary under the annual bonus program for senior management of the Company, which bonus is payable 50% in cash and 50% in stock options; provided that for calendar years 2016 and 2017, Mr. Dhadphale will earn a minimum bonus of 30% of base salary; (e) in the event of a termination of Mr. Dhadphale's employment other than for cause (as defined in the Employment Agreement) or a resignation for good reason (as defined in the Employment Agreement), Mr. Dhadphale will be entitled to severance equal to twelve (12) months of his then-current base salary; and (f) Mr. Dhadphale's agreement is bound by restrictive covenants regarding (i) disclosure of confidential information for his lifetime, (ii) non-solicitation of clients, customers and employees for 18 months after termination of employment and (iii) non-competition with the Company's business for 18 months after termination of employment.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such Employment Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6.     Exhibits.

The following exhibits are provided:

Exhibit Number	Description

10.1	Employment Agreement dated May 9, 2016 between the Company and Lalit Dhadphale.*

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

    *    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2016	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer