Form 10-Q
period 2016-06-30
HealthWarehouse.com, Inc.
filed 2016-08-08
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 42,160,786 shares of Common Stock outstanding as of August 5, 2016

 HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION
Item 1.      Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets

Current assets:
Cash	$2,199	$11,217
Restricted cash	144,929	145,088
Accounts receivable, net of allowance of $47,143 as of June 30, 2016 and
December 31, 2015	47,473	51,627
Inventories - finished goods, net	250,081	182,647
Prepaid expenses and other current assets	69,020	81,718
Total current assets	513,702	472,297
Property and equipment, net of accumulated depreciation of $853,270 and $801,270 as of
June 30, 2016 and December 31, 2015	357,248	409,248
Web development costs, net of accumulated amortization of $182,825 and $146,448 as of
June 30, 2016 and December 31, 2015	48,185	84,562
Total assets	$919,135	$966,107

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable – trade	$2,321,519	$2,189,649
Accounts payable – related parties	-	862
Accrued expenses and other current liabilities	428,120	597,665
Equipment lease payable	11,951	46,143
Notes payable and other advances, net of debt discount of $6,889 as of June 30, 2016	1,093,111	991,089
Note payable and other advances – related parties	4,065	23,889
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
June 30, 2016 and December 31, 2015 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	4,858,766	4,849,297
Total liabilities	4,858,766	4,849,297

Commitments and contingencies

Stockholders' deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of June 30, 2016 and December 31, 2015 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 517,359 and 483,512 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively (aggregate
liquidation preference of $5,060,159 and $4,889,043 as of June 30, 2016 and	517	484
December 31, 2015, respectively)
Common stock – par value $0.001 per share; authorized 100,000,000 shares; 38,872,616 and 38,844,374 shares issued and 37,693,404 and 37,665,162 shares outstanding as of June 30, 2016 and
December 31, 2015, respectively	38,872	38,844
Additional paid-in capital	31,104,329	30,656,598
Treasury stock, at cost, 1,179,212 shares as of June 30, 2016 and December 31, 2015	(3,419,715)	(3,419,715)
Accumulated deficit	(31,663,634)	(31,159,401)
Total stockholders' deficiency	(3,939,631)	(3,883,190)
Total liabilities and stockholders' deficiency	$919,135	$966,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Net sales	$2,403,974	$1,870,840	$4,751,772	$3,483,517

Cost of sales	858,836	618,391	1,750,656	1,249,554

Gross profit	1,545,138	1,252,449	3,001,116	2,233,963

Operating expenses:
Selling, general and administrative expenses	1,599,515	1,286,925	3,283,231	2,394,475

Net loss from operations	(54,377)	(34,476)	(282,115)	(160,512)

Other expense:
Gain on settlement of accounts payable	2,445	-	2,445	-
Interest expense	(27,529)	(45,205)	(53,448)	(119,957)
Total other expense	(25,084)	(45,205)	(51,003)	(119,957)

Net loss	(79,461)	(79,681)	(333,118)	(280,469)

Preferred stock:
Series B convertible contractual dividends	(85,558)	(79,961)	(171,116)	(159,922)

Loss attributable to common stockholders	$(165,019)	$(159,642)	$(504,234)	$(440,391)

Per share data:
Net loss – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Series B convertible contractual dividends	(0.00)	(0.00)	(0.00)	(0.00)

Net loss attributable to common stockholders - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	37,684,714	37,570,383	37,674,938	37,570,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30
	2016	2015
Cash flows from operating activities
Net loss	$(333,118)	$(280,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for employee advance reserve	-	2,143
Depreciation and amortization	88,377	91,974
Stock-based compensation	112,439	198,568
Gain on settlement of accounts payable	(2,445)	(87,969)
Amortization of debt discount	8,611	79,767
Changes in operating assets and liabilities:
Accounts receivable	4,154	(9,821)
Inventories - finished goods	(67,434)	(32,864)
Prepaid expenses and other current assets	12,698	13,571
Accounts payable – trade	134,315	(181,835)
Accounts payable – related parties	(862)	(20,000)
Accrued expenses and other current liabilities	(20,807)	(59,113)
Deferred revenue	-	(1,995)
Net cash used in operating activities	(64,072)	(288,043)

Cash flows from investing activities
Change in restricted cash	159	75,000
Capital expenditures	-	(5,539)
Website development costs	-	(17,937)
Net cash provided by investing activities	159	51,524

Cash flows from financing activities
Principal payments on equipment leases payable	(34,192)	(31,261)
Proceeds from issuance of notes payable	108,911	-
Repayment of notes payable	(19,824)	(15,000)
Net cash provided by (used in) financing activities	54,895	(46,261)

Net decrease in cash	(9,018)	(282,780)

Cash - beginning of period	11,217	506,019

Cash - end of period	$2,199	$223,239

Cash paid for:
Interest	$44,836	$38,900

Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$319,854	$298,918
Warrants issued as debt discount in connection with notes payable	$15,500	$41,300
Accrual of contractual dividends on Series B convertible preferred stock	$171,116	$159,922

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2016 and for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 25, 2016.

2. Going Concern and Management's Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of June 30, 2016, the Company had a working capital deficiency of $4,345,064 and an accumulated deficit of $31,663,634.  During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company incurred net losses of $333,118 and $626,682, respectively, and used cash in operating activities of $64,072 and $548,281, respectively.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to June 30, 2016, the Company continues to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations, including its obligations under a loan and security agreement (see Note 5), and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, attempt to negotiate the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operation and /or seek reorganization under the U.S. bankruptcy code.

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

	June 30,
	2016	2015

Options	5,109,386	5,008,830
Warrants	10,046,198	9,976,474
Series B Convertible Preferred Stock	5,892,720	5,507,202
Total potentially dilutive shares	21,048,304	20,492,506

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2016	2015

Deferred Rent	$12,926	$25,852
Advertising	76,639	76,639
Salaries and Benefits	57,437	64,007
Dividend Payable	171,116	319,854
Accrued Interest	44,249	44,249
Accrued Rent	50,495	49,614
Other	15,258	17,450
Total	$428,120	$597,665

5. Notes Payable

The Company is a party to a Loan and Security Agreement (the "Loan Agreement") with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $1,000,000 from the Lender (the "Loan").  The Loan is evidenced by a promissory note (the "Senior Note") in the face amount of $1,000,000 (as amended).     The Senior Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus 4.25% per annum (7.75% as of June 30, 2016).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Note is payable on August 31, 2016, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.   The Senior Note contains financial covenants which require the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation ("EBITDAS").  The Company granted the Lender a first, priority security interest in all of the Company's assets, in order to secure the Company's obligation to repay the Loan, including a Deposit Account Control Agreement, which grants the Lender a security interest in certain bank accounts.  In addition, the Company is required to direct the proceeds of its credit card receipts to a cash collateral account controlled by the Lender.

On January 11, 2016, the Company entered into an Amendment to Promissory Note in the face amount of $100,000 with a different lender, effective October 31, 2015, which extended the maturity date of the note payable from November 1, 2015 to October 31, 2016.  In consideration of the extension of the maturity date of the note payable, the Company issued to the lender a five-year warrant to purchase 75,000 shares of Common Stock at an exercise price of $0.25 per share. The warrants had a fair value of $15,500 using the Black-Scholes model (see note 6) which was established as debt discount during the six months ended June 30, 2016 and is being amortized using the effective interest method over the remaining term of the Promissory Note.   Including the value of the warrants issued in connection with the extension of the maturity date of the Promissory Note, the Promissory Note has an effective interest rate of 23% per annum during the extension period.
The Company recorded amortization of debt discount associated with notes payable of $5,167 and $8,611 for the three and six months ended June 30, 2016, respectively, and $25,250 and $79,767 for the three and six months ended June 30, 2015, respectively.

6. Stockholders' Deficiency

Preferred Stock

As of June 30, 2016 and December 31, 2015, the Company had accrued contractual dividends of $171,116 and $319,853, respectively, related to the Series B Preferred Stock.  On January 1, 2016 and 2015, the Company issued 33,847 and 31,633 shares of Series B convertible preferred stock valued at approximately $320,000 and $299,000, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock holders as payment in kind for dividends.

Stock Options

Valuation

In applying the Black-Scholes option pricing model to stock options, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Risk free interest rate	1.25%	1.35% to 1.85%	1.25% to 2.12%	1.35% to 1.85%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	200.0%	195.0%	199.0% to 200.0%	195.0%
Expected life in years	5.5	5.5 to 10.0	5.5 to 10.0	5.5 to 10.0

The Company estimated forfeitures at a weighted average annual rate of 3% to 4% for the three and six months ended June 30, 2016 and 2015.

Grants

The weighted average fair value of the stock options granted during the three and six months ended June 30, 2016 was $0.29 and $0.26 per share, respectively.  The weighted average fair value of the stock options granted during the three and six months ended June 30, 2015 was $0.09 per share.

During the six months ended June 30, 2016, the Company granted options to consultants and directors of the Company to purchase an aggregate of 267,102 shares of common stock under a previously approved plan at exercise price ranging between $0.24 and $0.29 per share for an aggregate grant date value of $68,380.  The options vested on the grant date and have a term of ten years.

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $37,301 and $112,439 for the three and six months ended June 30, 2016, respectively, and $107,500 and $186,289 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, stock-based compensation expense related to stock options of $969,620 remains unamortized, including $77,751 which is being amortized over the weighted average remaining period of 1.9 years.  The remaining $891,569 is related to a performance based option where vesting is currently deemed to be improbable and no amount is being amortized.

Summary

A summary of the stock option activity during the six months ended June 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2016	5,341,284	$0.70
Granted	267,102	0.26
Exercised	-	-
Forfeited	(499,000)	1.62
Outstanding, June 30, 2016	5,109,386	$0.58	7.5	$699,666

Exercisable, June 30, 2016	3,931,053	$0.49	7.6	$516,200

The following table presents information related to stock options at June 30, 2016:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.09 - $2.20	$0.21	4,577,386	$0.23	7.8	3,649,053
$2.21 - $3.80	3.31	400,000	2.50	3.4	150,000
$3.81 - $6.99	5.49	132,000	5.49	5.3	132,000
	$0.58	5,109,386	$0.49	7.6	3,931,053

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants, the Company used the following weighted average assumptions:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Risk free interest rate	n/a	1.26% to 1.68%	1.58%	1.26% to 1.75%
Dividend yield	n/a	0.00%	0.00%	0.00%
Expected volatility	n/a	195.0% to 197.0%	200.0%	195.0% to 197.0%
Contractual term in years	n/a	5.0 to 7.3	5.0	5.0 to 7.5

Grants

The weighted average fair value of the stock warrants granted during the six months ended June 30, 2016 was $0.24 per share.  There were no stock warrants granted during the three months ended June 30, 2016.  The weighted average fair value of the stock warrants granted during the three and six months ended June 30, 2015, was $0.09 and $0.08 per share, respectively.

Exercise

During the three and six months ended June 30, 2016, the Company issued an aggregate of 28,242 shares of Common Stock to a holder of warrants who elected to exercise warrants to purchase 75,000 shares of Common Stock on a "cashless" basis under the terms of the warrants.  The warrants had an exercise price of $0.25 per share.

The aggregate intrinsic value of the warrants exercised was $11,325 for the three and six months ended June 30, 2016.

There was no stock-based compensation expense related to warrants recorded in the three and six months ended June 30, 2016.  Stock-based compensation expense related to warrants for the three and six months ended June 30, 2015 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses totaled $12,063 and $12,279, respectively.  As of June 30, 2016, stock-based compensation expense related to warrants of $576,840 remains unamortized.  The remaining $576,840 is related to a performance based warrant where vesting is currently deemed to be improbable and no amount is being amortized.

A summary of the stock warrant activity during the six months ended June 30, 2016 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2016	10,046,198	$0.41
Granted	75,000	0.25
Exercised	(75,000)	0.25
Forfeited	-	-
Outstanding, June 30, 2016	10,046,198	$0.40	2.9	$512,142

Exercisable, June 30, 2016	9,796,198	$0.34	2.9	$512,142

The following table presents information related to stock warrants at June 30, 2016:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.10 - $0.35	$0.25	9,496,198	$0.25	3.0	9,496,198
$0.36 - $3.00	2.90	520,000	2.90	0.3	270,000
$3.01 - $4.95	4.95	30,000	4.95	1.3	30,000
$0.10 - $4.95	$0.40	10,046,198	$0.34	2.9	9,796,198

7. Commitments and Contingent Liabilities

Operating Leases

The Company is a party to a lease agreement for approximately 28,500 square feet of office and storage space with an entity.  On March 15, 2016, the Company entered into an amendment of the lease agreement which extended the lease for an additional three years.  The amended monthly lease rate will be $5,462 in 2016, $6,649 in 2017, $6,886 in 2018 and $7,124 in 2019.  The lease expires on December 31, 2019.  The Company accounts for rent expense using the straight line method of accounting, deferring the difference between actual rent due and the straight line amount.  Deferred rent payable of $12,926 and $25,852 as of June 30, 2016 and December 31, 2015, respectively, has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
On June 7, 2013, Pagosa signed a three year lease for $1,000 per month to house an office, pharmacy as well as inventory and is located in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa Health and vacated the Lawrenceburg facility. The Company is currently in discussions with the Landlord regarding termination of the lease related to the building.   The present value of the remaining lease payments of $50,495 is reflected as a component of accrued expenses and other liabilities on the condensed consolidated financial statements as of June 30, 2016.

Future minimum payments, by year and in the aggregate, under operating leases as of June 30, 2016 are as follows:

For years ending December 31,	Amount

2016	$38,768
2017	91,783
2018	87,633
2019	85,482
Total future minimum lease payments	$303,666

During the three and six months ended June 30, 2016, the Company recorded aggregate rent expense of $18,564 and $38,838, respectively, and $43,273 and $61,615 (net of sub-lease) during the three and six months ended June 30, 2015, respectively.

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

On June 7, 2016, Shipping & Transit LLC filed suit against the Company for infringing on certain claims of patents held by Shipping & Transit.  On July 20, 2016, the Company entered into a Settlement, Release and License Agreement whereby the Company paid $11,000 for any past violations and future licensing of the patents.

On May 13, 2016, Taft Stettinius & Hollister, LLP (the "Plaintiff") filed a complaint in the Court of Common Pleas for Hamilton County, Ohio against Healthwarehouse.com, Inc. (the "Company").  The complaint alleges that the Plaintiff provided legal services to the Company beginning in April 2011 until January 2015 and billed the Company in the amount of $936,777, and for which the Company has not made payment. The complaint seeks damages against the Company in the amount of $936,777 plus interest.  The Company is in the process of investigating such claims and intends to defend the action vigorously.  The Company has accounted for this matter in accordance with ASC 450 ("Contingencies").

8. Concentrations

During the three months ended June 30, 2016, three vendors represented 45%, 19% and 18% of total inventory purchases and 47%, 17% and 16% of total inventory purchases for the six months ended June 30, 2016.  During the three months ended June 30, 2015, two vendors represented 69% and 11% of total inventory purchases and of total inventory purchases for the six months ended June 30, 2015.

Two vendors represented 41% and 31% of the accounts payable balance as of June 30, 2016.  Two vendors represented 43% and 13% of the accounts payable balance as of December 31, 2015.

9. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Stock Option Grants

On July 6, 2016, the Company granted options to non-employee directors of the Company to purchase an aggregate of 161,804 shares of common stock under the Company's stock equity plan at an exercise price of $0.35 per share for an aggregate grant date value of $55,550.  The options vested on the grant date and have a term of ten years.  The options were granted as part of director compensation approved by the Compensation Committee.
Stock Options Exercised

On July 27, 2016, the Company issued an aggregate of 1,492,078 shares of Common Stock to an officer and the directors of the Company who elected to exercise options to purchase 3,091,475 shares of Common Stock on a cashless basis under the terms of the options.  The options had exercise prices ranging from $0.09 to $0.30 per share.
Stock Warrants Exercised

On July 27, 2016, the Company issued an aggregate of 721,776 shares of Common Stock to an officer of the Company who elected to exercise warrants to purchase 1,125,000 shares of Common Stock on a cashless basis under the terms of the warrants.  The warrants had exercise prices ranging from $0.10 to $0.12 per share.
Common Stock Issuance

On July 28, 2016, the Company entered an Exchange Agreement with Dellave Holdings LLC ("Dellave") whereby the Company issued an aggregate of 2,253,528 shares of Common Stock in exchange for the extinguishment of accounts payable balances totaling $698,594 held by Dellave.  The exchange was based on the prior day's closing price of $0.31.   Mr. Timothy Reilly is the managing member of Dellave.  Mr. Reilly is also the managing member of Melrose Capital Advisors, LLC, the Company's senior lender.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the "Company") as of June 30, 2016 and for the six months ended June 30, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "us," "we," "our," and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition") of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the "SEC") on March 25, 2016.

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

Overview

HealthWarehouse.com, Inc. ("HEWA" or the "Company") is America's Trusted Online Pharmacy, licensed in 50 states to focus on the out-of-pocket prescription drug market, a market which is expected to grow to over $80 billion in 2016. HealthWarehouse.com is currently 1 of 45 Verified Internet Pharmacy Practice Websites ("VIPPS") and 1 of 23 Vet-VIPPS accredited by the National Association of Boards of Pharmacy ("NABP") and is the only VIPPS accredited pharmacy licensed in all 50 states and the District of Columbia that processes out-of-pocket prescriptions online.  The Company won the 2015 BizRate Circle of Excellence Award for outstanding customer service and satisfaction along with 186 other major online retailers, the fourth time since its inception and was prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US pharmacies for five commonly prescribed medications.  The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.
Consumers who pay out of pocket for their prescriptions include those:
●      with no insurance coverage;
●      with high insurance deductibles or copays;
●      with Medicare Part D plans with high deductibles;with Health Savings Accounts (HSA) or Flexible Savings Accounts (FSA);
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

Results of Operations
For The Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
	For three months ended	% of	For three months ended	% of
	June 30, 2016	Revenue	June 30, 2015	Revenue

Net sales	$2,403,974	100.0%	$1,870,840	100.0%
Cost of sales	858,836	35.7%	618,391	33.1%
Gross profit	1,545,138	64.3%	1,252,449	66.9%
Selling, general & administrative expenses	1,599,515	66.5%	1,286,925	68.8%
Loss from operations	(54,377)	(2.2%)	(34,476)	(1.9%)
Gain on settement of accounts payable	2,445	0.1%	-	0.0%
Interest expense	(27,529)	(1.1%)	(45,205)	(2.4%)
Net loss	$(79,461)	(3.3%)	$(79,681)	(4.3%)
Net Sales
For three months ended June 30, 2016	% Change	$ Change	For three months ended June 30, 2015

$2,403,974	28.5%	$533,134	$1,870,840

Net sales for the three months ended June 30, 2016 increased to $2,403,974 from $1,870,840 for the three months ended June 30, 2015, an increase of $533,134, or 28.5% due to an increase in core consumer prescription and over-the-counter sales offset by a reduction in business-to-business sales which declined by $280,801.  The core prescription sales grew by $598,002 or 49.3% as new customers grew 140.0% and repeat customers grew 63.1%, in comparison to the same quarter of the prior year, continuing the upward trend experienced during 2015.  Core over-the-counter sales grew by $181,273 or 58.3% and order volume increased by 83.6% due to continued advertising efforts and improved order fulfillment rates and customer satisfaction.  The combined second quarter core consumer prescription and over-the-counter sales increased 51.2% while order volume increased 75.9% when compared to order levels of the same quarter of the prior year due to new customer acquisition through advertising and customer retention.
The Company continues to benefit from being prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US Pharmacies for five commonly prescribed medications. In 2016, those articles and subsequent articles continue to be featured and rebroadcasted by the national media outlets as the cost of prescription drugs has developed into a national issue.  The favorable articles had an immediate impact on new customer acquisition and order volume beginning in December 2015 with combined consumer prescription and over-the-counter orders from new customers in June 2016 increasing by 85% in comparison to order levels in October 2015, prior to the release of the articles.  This trend in new customer acquisition growth has positively impacted repeat customer orders which increased during the first and second quarters of 2016 and we believe will continue through the remainder of 2016 as the Company will continue to focus on customer acquisition, conversion and retention.

Cost of Sales and Gross Margin
	For three months ended	%	$	For three months ended
	June 30, 2016	Change	Change	June 30, 2015

Cost of sales	$858,836	38.9%	$240,445	$618,391

Gross margin $	$1,545,138	23.4%	$292,689	$1,252,449

Gross margin %	64.3%	-3.9%	-2.6%	66.9%

Cost of sales were $858,836 for the three months ended June 30, 2016 as compared to $618,391 for the three months ended June 30, 2015, an increase of $240,445, or 38.9%, primarily as a result of an increase in consumer prescription and over-the-counter order volume offset by a reduction in business-to-business orders. Gross margin percentage decreased from 66.9% for the three months ended June 30, 2015 to 64.3% for the three months ended June 30, 2016, primarily due to one-time higher margin business-to-business opportunities in 2015.  There was minimal change in the gross margins on the core consumer prescription and over-the-counter business during the quarter.  Management will continue to focus its advertising and operational efforts on promoting and offering its higher margin product lines to consumers and strategic purchasing efforts to further improve costs.
Selling, General and Administrative Expenses
	For three months ended	%	$	For three months ended
	June 30, 2016	Change	Change	June 30, 2015

S,G&A	$1,599,515	24.3%	$312,590	$1,286,925

% of sales	66.5%			68.8%
Selling, general and administrative expenses totaled $1,599,515 for the three months ended June 30, 2016 compared to $1,286,925 for the three months ended June 30, 2015, an increase of $312,590, or 24.3%.  The three months ended June 30, 2016 expense increases included (a) an increase in salary expense of $150,969 (primarily due to an increase  in headcount to process higher levels of call and order volumes, reduced efficiency of pharmacy staff due to higher level of new customer orders and the addition of the Chief Financial Officer);  (b) an increase in freight expense of $125,905 (due to higher volume and higher expedited shipping cost);  (c) an increase in legal expense of $62,216 (primarily related to proxy materials for the 2016 annual meeting, litigation and shareholder services);  (d) an increase in investor and public relations expenses of $31,745 (primarily due to an increase in promotion campaigns and investor conference participation); and (e) an increase in credit card processing expense of $31,022 (primarily due to the increase in order volume).  These expense increases were partially offset by an $82,262 reduction in stock based compensation.  We will continue to focus on controlling costs and improving efficiencies of our personnel to limit the future growth in expenses.
Interest Expense
Interest expense decreased from $45,205 in the three months ended June 30, 2015 to $27,529 in the three months ended June 30, 2016, a decrease of $17,676, or 39.1%, primarily due to a decrease in amortization of debt discounts, partially offset by higher notes payable balances and interest rates.

For The Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	For six months ended	% of	For six months ended	% of
	June 30, 2016	Revenue	June 30, 2015	Revenue

Net sales	$4,751,772	100.0%	$3,483,517	100.0%
Cost of sales	1,750,656	36.8%	1,249,554	35.9%
Gross profit	3,001,116	63.2%	2,233,963	64.1%
Selling, general & administrative expenses	3,283,231	69.1%	2,394,475	68.7%
Loss from operations	(282,115)	(5.9%)	(160,512)	(4.6%)
Gain on settement of accounts payable	2,445	0.1%	-	0.0%
Interest expense	(53,448)	(1.1%)	(119,957)	(3.4%)
Net loss	$(333,118)	(7.0%)	$(280,469)	(8.1%)

\

Net Sales
For six months ended	%	$	For six months ended
June 30, 2016	Change	Change	June 30, 2015

$4,751,772	36.4%	$1,268,255	$3,483,517

Net sales for the six months ended June 30, 2016 increased to $4,751,772 from $3,483,517 for the six months ended June 30, 2015, an increase of $1,268,255, or 36.4% due to an increase in core consumer prescription and over-the-counter sales offset by a reduction in business-to-business sales of $463,855.  The core prescription sales grew by $1,289,931 or 56.0% as new customer orders grew by 144.1% and repeat customer orders grew 68.0%, in comparison to the first six months of the prior year.  Core over-the-counter sales grew by $368,302 or 63.2% as new customer order volume grew by 106.1% and repeat customer orders grew by 67.3% due to continued advertising efforts and improved order fulfillment rates and customer satisfaction.  The combined core consumer prescription and over-the-counter sales increased 57.4% and order volume for the first six months of 2016 increased 82.2% when compared to order levels of the same period of the prior year due to new customer acquisition through advertising and customer retention.

The Company continues to benefit from being prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US Pharmacies for five commonly prescribed medications. In 2016, those articles and subsequent articles continue to be featured and rebroadcasted by the national media outlets as the cost of prescription drugs has developed into a national issue.  The favorable articles had an immediate impact on new customer acquisition and order volume beginning in December 2015 with combined consumer prescription and over-the-counter orders from new customers in June 2016 increasing by 85% in comparison to order levels in October 2015, prior to the release of the articles.  This trend in new customer acquisition growth has positively impacted repeat customer orders which increased during the first and second quarters of 2016 and we believe will continue through the remainder of 2016 as the Company will continue to focus on customer acquisition, conversion and retention.

Cost of Sales and Gross Margin
	For six months ended	%	$	For six months ended
	June 30, 2016	Change	Change	June 30, 2015

Cost of sales	$1,750,656	40.1%	$501,102	$1,249,554

Gross margin $	$3,001,116	34.3%	$767,153	$2,233,963

Gross margin %	63.2%	-1.4%	-0.9%	64.1%
Cost of sales were $1,750,656 for the six months ended June 30, 2016 as compared to $1,249,554 for the six months ended June 30, 2015, an increase of $501,102, or 40.1%, primarily as a result of increased order volume partially offset by improved costs realized through strategic purchasing efforts.  Gross margin percentage decreased slightly from 64.1% for the six months ended June 30, 2015 to 63.2% for the six months ended June 30, 2016, primarily due to one-time higher margin business-to-business opportunities in 2015 and a slight reduction in margins for the core consumer prescription and over-the-counter business.  Management will continue to focus its advertising and operational efforts on promoting and offering its higher margin product lines to consumers and strategic purchasing efforts to further improve costs.
Selling, General and Administrative Expenses
	For six months ended	%	$	For six months ended
	June 30, 2016	Change	Change	June 30, 2015

S,G&A	$3,283,231	37.1%	$888,756	$2,394,475

% of sales	69.1%			68.7%

Selling, general and administrative expenses totaled $3,283,231 for the six months ended June 30, 2016 compared to $2,394,475 for the six months ended June 30, 2015, an increase of $888,756, or 37.1%.  The six months ended June 30, 2016 expense increases included (a) an increase in salary  expense of $335,650 (primarily due to an increase in headcount to process higher levels of call and order volumes, reduced efficiency of pharmacy staff due to higher level of new customer orders and the addition of the Chief Financial Officer);  (b) an increase in freight expense of $259,946 (due to higher volume and higher expedited shipping cost);  (c) an increase in advertising, marketing and public relations expenses of $110,820 (primarily due to an increase in the advertising and promotion campaigns);  (d) an increase in legal expense of $81,994 (primarily related to proxy expenses for the 2016 annual meeting and efforts to release the garnishment of funds in our bank account);  and (e) an increase in credit card processing expense of $65,694 (primarily due to the increase in order volume).  We will continue to focus on controlling costs and improving efficiencies of our personnel to limit the future growth in expenses.
Interest Expense
Interest expense decreased from $119,957 in the six months ended June 30, 2015 to $53,448 in the six months ended June 30, 2016, a decrease of $66,509 or 55.4%, primarily due to a decrease in amortization of debt discounts partially offset by higher notes payable balances and higher interest rates.

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

The following provides a reconciliation of net loss to Adjusted EBITDAS:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net loss	$(79,461)	$(79,681)	$(333,118)	$(280,469)
Non-GAAP adjustments:
Interest expense	27,529	45,205	53,448	119,957
Depreciation and amortization	42,868	46,313	88,377	91,974
Gain on settlement of accounts payable	(2,445)	(21,790)	(2,445)	(87,969)
Stock-based compensation	37,301	119,563	112,439	198,568
Change in fair value of collateral securing
employee advances	-	-	-	2,143
Adjusted EBITDAS	$25,792	$109,610	$(81,299)	$44,204

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
Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of June 30, 2016 we had a working capital deficiency of $4,345,064 and an accumulated deficit of $31,663,634.  During the six months ended June 30, 2016 and the year ended December 31, 2015, we incurred net losses of $333,118 and $626,682 and used cash in operating activities of $64,072 and $548,281, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

Subsequent to June 30, 2016, we continue to incur net losses, use cash in operating activities and experience cash and working capital constraints.

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

We recognize that we will need to raise additional capital in order to fund operations, meet our payment obligations, including its obligations under a loan and security agreement (see Note 5 to our condensed consolidated financial statements) and the redemption of the Series C Redeemable Preferred Stock, and execute our business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us and whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we will have to develop and implement a plan to further extend payables, extend note repayments, extend the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If we are unable to obtain financing on a timely basis, we could be forced to sell our assets, discontinue our operations and/or seek reorganization under the U.S. bankruptcy code.

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

As of June 30, 2016 and December 31, 2015, the Company had cash on hand, net of restricted cash, of $2,199 and $11,217, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the six months ended June 30, 2016, cash flows included net cash used in operating activities of $64,072.  This amount included a decrease in operating cash related to a net loss of $333,118, partially offset by aggregate non-cash adjustments of $206,982 and aggregate cash provided by changes in operating assets and liabilities of $62,064 (primarily a result of increased accounts payable offset by increased inventories).  For the six months ended June 30, 2015, cash flows included net cash used in operating activities of $288,044.  This amount included a decrease in operating cash related to a net loss of $280,469, offset by aggregate non-cash adjustments of $284,483, plus aggregate cash used by changes in operating assets and liabilities of $292,058 (primarily a result of a reduction of accounts payable).

For the six months ended June 30, 2016, net cash provided by investing activities was $159 related to a decrease in restricted cash.   For the six months ended June 30, 2015, net cash provided by investing activities was $51,524 related to a reduction in restricted cash offset by the capitalization of website development costs and the purchase of computer equipment.

For the six months ended June 30, 2016, net cash provided by financing activities was $54,895 related to proceeds received from the issuance of notes payable offset by principal payments on equipment leases and repayment of notes payable.  For the six months ended June 30, 2015, net cash used by financing activities was $46,261 related to the principal payment on equipment leases and notes payable.

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

In connection with the preparation of this Form 10–Q, our management, (Chief Executive and Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2015 (see Form 10-K filed with the SEC on March 25, 2016), which is an integral component of our disclosure controls and procedures.  During the year ended December 31, 2015, management implemented policies, procedures and controls to address the weaknesses in various areas including operational and financial systems integration, separation of duties in review and approval of disbursement, cash handling, purchasing, receiving, shipping and invoicing functions, daily transaction processing and monthly financial closing procedures and timelines and board approval of related party and other significant transactions.  Management believes that the controls implemented in these specific areas are sufficient to address the above weaknesses, however, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weaknesses described above have been fully remediated.  Therefore, management has concluded that as of June 30, 2016, our disclosure controls were not effective.

Effective January 1, 2016, the Company hired a Chief Financial Officer with sufficient experience with United States generally accepted accounting principles to address the accounting for complex transactions.  The Chief Financial Officer is developing a plan to continue to evaluate the controls and procedures implemented in the prior year.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the six months ended June 30, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

On May 13, 2016, Taft Stettinius & Hollister, LLP (the "Plaintiff") filed a complaint in the Court of Common Pleas for Hamilton County, Ohio against Healthwarehouse.com, Inc. (the "Company").  The complaint alleges that the Plaintiff provided legal services to the Company beginning in April 2011 until January 2015 and billed the Company in the amount of $936,777, and for which the Company has not made payment. The complaint seeks damages against the Company in the amount of $936,777 plus interest.  The Company is in the process of investigating such claims and intends to defend the action vigorously.

Item 1A.  Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Recent Repurchases of Common Stock

There were no repurchases of our Common Stock during the three months ended June 30, 2016. The Company does not currently have an announced repurchase program.

Item 3.   Defaults upon Senior Securities.

Not applicable.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

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
Dated: August 8, 2016	HEALTHWAREHOUSE.COM, INC. By: /s/ Lalit Dhadphale Lalit Dhadphale President and Chief Executive Officer