Form 10-Q
period 2016-09-30
HealthWarehouse.com, Inc.
filed 2016-11-08
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 42,582,613 shares of Common Stock outstanding as of November 7, 2016

HEALTHWAREHOUSE.COM, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets

Current assets:
Cash	$3,950	$11,217
Restricted cash	161,792	145,088
Accounts receivable, net of allowance of $47,143 as of September 30, 2016 and
December 31, 2015	57,734	51,627
Inventories - finished goods, net	217,692	182,647
Prepaid expenses and other current assets	105,088	81,718
Total current assets	546,256	472,297
Property and equipment, net of accumulated depreciation of $875,106 and $801,270 as of
September 30, 2016 and December 31, 2015	339,060	409,248
Web development costs, net of accumulated amortization of $197,760 and $146,448 as of
September 30, 2016 and December 31, 2015	33,250	84,562
Total assets	$918,566	$966,107

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable – trade	$1,916,528	$2,189,649
Accounts payable – related parties	-	862
Accrued expenses and other current liabilities	942,244	597,665
Equipment lease payable	-	46,143
Notes payable and other advances, net of debt discount of $1,722 as of September 30, 2016	1,298,278	991,089
Note payable and other advances – related parties	-	23,889
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
September 30, 2016 and December 31, 2015 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	5,157,050	4,849,297
Total liabilities	5,157,050	4,849,297

Commitments and contingencies

Stockholders' deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of September 30, 2016 and December 31, 2015 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 517,359 and 483,512 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively (aggregate
liquidation preference of $5,145,717 and $4,889,043 as of September 30, 2016 and	517	484
December 31, 2015, respectively)
Common stock – par value $0.001 per share; authorized 100,000,000 shares; 43,761,825 and 38,844,374 shares issued and 42,582,613 and 37,665,162 shares outstanding as of September 30, 2016 and
December 31, 2015, respectively	43,761	38,844
Additional paid-in capital	31,864,288	30,656,598
Treasury stock, at cost, 1,179,212 shares as of September 30, 2016 and December 31, 2015	(3,419,715)	(3,419,715)
Accumulated deficit	(32,727,335)	(31,159,401)
Total stockholders' deficiency	(4,238,484)	(3,883,190)
Total liabilities and stockholders' deficiency	$918,566	$966,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Net sales	$2,716,982	$1,689,457	$7,468,754	$5,172,974

Cost of sales	928,342	604,153	2,678,998	1,853,707

Gross profit	1,788,640	1,085,304	4,789,756	3,319,267

Selling, general and administrative expenses	2,728,240	1,211,401	6,009,026	3,605,876

Net loss from operations	(939,600)	(126,097)	(1,219,270)	(286,609)

Interest expense	(38,541)	(36,507)	(91,989)	(156,464)

Net loss	(978,141)	(162,604)	(1,311,259)	(443,073)

Preferred stock:
Series B convertible contractual dividends	(85,559)	(79,960)	(256,675)	(239,882)

Loss attributable to common stockholders	$(1,063,700)	$(242,564)	$(1,567,934)	$(682,955)

Per share data:
Net loss – basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)
Series B convertible contractual dividends	(0.00)	(0.00)	(0.01)	(0.01)

Net loss attributable to common stockholders - basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	38,789,595	37,570,383	40,994,678	37,570,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30
	2016	2015
Cash flows from operating activities
Net loss	$(1,311,259)	$(443,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for employee advance reserve	-	2,143
Depreciation and amortization	125,148	138,157
Stock-based compensation	213,860	258,114
Gain on settlement of accounts payable	(55,432)	(105,764)
Amortization of debt discount	13,778	98,134
Changes in operating assets and liabilities:
Accounts receivable	(6,107)	20,898
Inventories - finished goods	(35,045)	(28,458)
Prepaid expenses and other current assets	(23,370)	(32,768)
Accounts payable – trade	480,921	(167,259)
Accounts payable – related parties	(862)	(44,314)
Accrued expenses and other current liabilities	370,757	(98,618)
Deferred revenue	-	(5,017)
Net cash used in operating activities	(227,611)	(407,825)

Cash flows from investing activities
Change in restricted cash	(16,704)	36,077
Capital expenditures	(3,648)	(5,539)
Website development costs	-	(18,125)
Net cash (used in) provided by investing activities	(20,352)	12,413

Cash flows from financing activities
Principal payments on equipment leases payable	(46,143)	(47,665)
Proceeds from exercise of common stock options	1,817	-
Proceeds from issuance of notes payable	308,911	-
Repayment of notes payable - related parties	(23,889)	(37,700)
Net cash provided by (used in) financing activities	240,696	(85,365)

Net decrease in cash	(7,267)	(480,777)

Cash - beginning of period	11,217	506,019

Cash - end of period	$3,950	$25,242

Cash paid for:
Interest	$69,870	$58,416

Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$319,854	$298,918
Warrants issued as debt discount in connection with notes payable	$15,500	$41,300
Accrual of contractual dividends on Series B convertible preferred stock	$256,675	$239,882
Cashless exercise of common stock purchase warrants	$2,647	$-
Conversion of accounts payable to common stock	$698,594	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Organization and Basis of Presentation

HealthWarehouse.com, Inc. ("HEWA" or the "Company"), a Delaware company incorporated in 1998, is an online mail order pharmacy, licensed and/or authorized to sell and deliver prescriptions in 50 states and the District of Columbia focusing on the out-of-pocket prescription drug market. The Company is Verified Internet Pharmacy Practice Site ("VIPPS") accredited by the National Association of Boards of Pharmacy ("NABP").  The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2016 and for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 25, 2016.

2. Going Concern and Management's Liquidity Plans

Since inception, the Company has financed its operations primarily through debt and equity financings and advances from related parties. As of September 30, 2016, the Company had a working capital deficiency of $4,610,794 and an accumulated deficit of $32,727,335.  During the nine months ended September 30, 2016, the Company incurred net losses of $1,311,259 and used cash in operating activities of $227,611.   These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

	September 30,
	2016	2015

Options	1,864,716	5,266,128
Warrants	8,076,118	9,976,474
Series B Convertible Preferred Stock	6,032,406	5,507,202
Total potentially dilutive shares	15,973,240	20,749,804

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017. The Company is currently evaluating the potential impact of adopting this guidance but does not expect it to have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), ("ASU 2016-15"). ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 is effective for us beginning January 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact adopting this guidance will have on classifications in its condensed consolidated statement of cash flows.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2016	2015

Deferred Rent	$6,463	$25,852
Advertising	75,000	76,639
Salaries and Benefits	70,521	64,007
Severance	235,000	-
Dividend Payable	256,675	319,854
Proxy and Solicitation Costs	160,000	-
Accrued Interest	44,249	44,249
Accrued Rent	50,863	49,614
Other	43,473	17,450
Total	$942,244	$597,665

5. Notes Payable

The Company is a party to a Loan and Security Agreement (the "Loan Agreement") with a lender (the "Lender"). Under the terms of the Loan Agreement, the Company borrowed an aggregate of $1,200,000 from the Lender (the "Loan"), including $200,000 and $308,911 during the three and nine months ended September 30, 2016.  The Loan is evidenced by a promissory note (the "Senior Note") in the face amount of $1,200,000 (as amended).  The Senior Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus 4.25% per annum (7.75% as of September 30, 2016).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest on the first day of every month. The principal amount and all unpaid accrued interest on the Note was payable on September 30, 2016, or earlier in the event of default or a sale or liquidation of the Company. The Loan may be prepaid in whole or in part at any time by the Company without penalty.  The Company granted the Lender a first, priority security interest in all Company's assets, to secure the Company's obligation to repay the Loan, including a Deposit Account Control Agreement, which grants the Lender a security interest in certain bank accounts.  In addition, the Company is required to direct the proceeds of its credit card receipts to a cash collateral account controlled by the Lender.  The Company also borrowed and repaid $50,000 from the Lender in a separate transaction during the three months ended September 30, 2016.  See Note 10 – Subsequent Events for additional information.

Beginning on October 4, 2016, the Company has executed three successive amendments to the Senior Note, effective September 30, 2016, pursuant to which the Lender agreed to extend the maturity date of the Senior Note from September 30, 2016 to November 30, 2016. The Senior Note contained financial covenants which required the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation ("EBITDAS").  In conjunction with the amendments to Senior Note, the Company is no longer required to meet any financial covenant.

On January 11, 2016, the Company executed an Amendment to an existing promissory note ("Promissory Note") in the face amount of $100,000 with a different lender, effective October 31, 2015, which extended the maturity date of the note payable from November 1, 2015 to October 31, 2016.  In consideration of the extension of the maturity date of the note payable, the Company issued to the lender a five-year warrant to purchase 75,000 shares of Common Stock at an exercise price of $0.25 per share. The warrants had a fair value of $15,500 using the Black-Scholes model (see Note 6 – Stockholders' Deficiency) which was established as debt discount during the nine months ended September 30, 2016 and is being amortized using the effective interest method over the remaining term of the Promissory Note.  Including the value of the warrants issued in connection with the extension of the maturity date of the Promissory Note, the Promissory Note has an effective interest rate of 23% per annum during the extension period.

The Company recorded amortization of debt discount associated with notes payable of $5,167 and $13,778 for the three and nine months ended September 30, 2016, respectively, and $18,367 and $98,134 for the three and nine months ended September 30, 2015, respectively.

6. Stockholders' Deficiency

Common Stock

On July 28, 2016, the Company entered an Exchange Agreement with Dellave Holdings LLC ("Dellave") whereby the Company issued an aggregate of 2,253,528 shares of Common Stock in exchange for the extinguishment of accounts payable balances totaling $698,594 held by Dellave.  The exchange was based on the prior day's closing price of $0.31.   The $698,594 aggregate fair value of the common stock issued was credited to equity at conversion. Mr. Timothy Reilly is the managing member of Dellave.  Mr. Reilly is also the managing member of Melrose Capital Advisors, LLC, the Company's senior lender at the time of the transaction.
Preferred Stock

As of September 30, 2016 and December 31, 2015, the Company had accrued contractual dividends of $256,675 and $319,853, respectively, related to the Series B Preferred Stock.  On January 1, 2016 and 2015, the Company issued 33,847 and 31,633 shares of Series B convertible preferred stock valued at approximately $320,000 and $299,000, respectively, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on each date, to the Series B convertible preferred stock holders as payment in kind for dividends.

Stock Options

Valuation

In applying the Black-Scholes option pricing model to stock options, the Company used the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Risk free interest rate	1.00%	1.74% to 2.28%	1.00% to 2.12%	1.35% to 2.28%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	199.0%	196.0% to 197.0%	199.0% to 200.0%	195.0% to 197.0%
Expected life in years	5.5	5.5 to 10.0	5.5 to 10.0	5.5 to 10.0

The Company estimated forfeitures at a weighted average annual rate of 3% to 4% for the three and nine months ended September 30, 2016 and 2015.

Grants

The weighted average fair value of the stock options granted during the three and nine months ended September 30, 2016 was $0.35 and $0.29 per share, respectively.  The weighted average fair value of the stock options granted during the three and nine months ended September 30, 2015 was $0.12 and $0.10 per share, respectively.

During the nine months ended September 30, 2016, the Company granted options to consultants and directors of the Company to purchase an aggregate of 428,906 shares of common stock under a previously approved plan at exercise price ranging between $0.24 and $0.35 per share for an aggregate grant date value of $123,931.  The options vested on the grant date and have a term of ten years.

Stock-based compensation expense related to stock options was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses and totaled $101,421 and $213,860 for the three and nine months ended September 30, 2016, respectively, and $59,546 and $258,114 for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, stock-based compensation expense related to stock options of $63,721 remains unamortized, which is being amortized over the weighted average remaining period of 1.7 years.

Exercise

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,492,078 shares of Common Stock to holders of options who elected to exercise options to purchase 3,108,141 shares of Common Stock on a "cashless" basis under the terms of the options.  The options had exercise prices ranging from $0.09 and $0.30 per share.

During the nine months ended September 30, 2016, the Company received proceeds of $1,817 from the exercise of options to purchase 16,666 shares of Common Stock.

The aggregate intrinsic value of the options exercised was $480,041 for the three and nine months ended September 30, 2016.

Summary

A summary of the stock option activity during the nine months ended September 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2016	5,341,284	$0.70
Granted	428,906	0.29
Exercised	(3,108,141)	0.16
Forfeited	(797,333)	2.21
Outstanding, September 30, 2016	1,864,716	$0.85	7.6	$224,059

Exercisable, September 30, 2016	1,167,449	$1.28	6.9	$96,992

The following table presents information related to stock options at September 30, 2016:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.09 - $2.20	$0.31	1,582,716	$0.45	7.8	885,449
$2.21 - $3.80	2.50	150,000	2.50	3.1	150,000
$3.81 - $6.99	5.49	132,000	5.49	5.0	132,000
	$0.85	1,864,716	$1.28	6.9	1,167,449

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants, the Company used the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Risk free interest rate	n/a	1.75%	1.58%	1.26% to 1.75%
Dividend yield	n/a	0.00%	0.00%	0.00%
Expected volatility	n/a	196.0%	200.0%	195.0% to 197.0%
Contractual term in years	n/a	7.10	5.0	5.0 to 7.5

Grants

The weighted average fair value of the stock warrants granted during the nine months ended September 30, 2016 and 2015 was $0.36 and $0.08 per share, respectively.  There were no stock warrants granted during the three months ended September 30, 2016 and 2015.

Exercise

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,155,361 shares of Common Stock to holders of warrants who elected to exercise warrants to purchase 1,795,080 shares of Common Stock on a cashless basis under the terms of the warrants.  The warrants had exercise prices ranging from $0.10 and $0.25 per share.

The aggregate intrinsic value of the warrants exercised was $414,176 and $425,501 for the three and nine months ended September 30, 2016, respectively.

There was no stock-based compensation expense related to warrants recorded in the three and nine months ended September 30, 2016.  Stock-based compensation expense related to warrants for the three and nine months ended September 30, 2015 was recorded in the condensed consolidated statements of operations as a component of selling, general and administrative expenses totaled $21 and $12,300, respectively.  As of September 30, 2016, there was no stock-based compensation expense related to warrants that remained unamortized.

A summary of the stock warrant activity during the nine months ended September 30, 2016 is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2016	10,046,198	$0.41
Granted	75,000	0.25
Exercised	(1,795,080)	0.13
Forfeited	(250,000)	2.90
Outstanding, September 30, 2016	8,076,118	$0.39	2.6	$188,679

Exercisable, September 30, 2016	8,076,118	$0.39	2.6	$188,679

The following table presents information related to stock warrants at September 30, 2016:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.10 - $0.35	$0.29	7,776,118	$0.29	2.7	7,776,118
$0.36 - $3.00	2.90	270,000	2.90	0.1	270,000
$3.01 - $4.95	4.95	30,000	4.95	1.0	30,000
$0.10 - $4.95	$0.39	8,076,118	$0.39	2.6	8,076,118

7. Commitments and Contingent Liabilities

Operating Leases

The Company leases approximately 28,500 square feet of office and storage space.  On March 15, 2016, the Company entered into an amendment of the lease agreement which extended the lease for an additional three years.  The amended monthly lease rate will be $5,462 in 2016, $6,649 in 2017, $6,886 in 2018 and $7,124 in 2019.  The lease expires on December 31, 2019.  The Company accounts for rent expense using the straight-line method of accounting, deferring the difference between actual rent due and the straight-line amount.  Deferred rent payable of $6,463 and $25,852 as of September 30, 2016 and December 31, 2015, respectively, has been included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

On June 7, 2013, Pagosa Health LLC ("Pagosa"), a former wholly-owned subsidiary of the Company, signed a three-year lease for $1,000 per month to house an office, pharmacy as well as inventory and is in Lawrenceburg, IN.  On July 8, 2013, the parties agreed to extend the lease for two additional years, such that the new termination date is now June 7, 2018.  On January 14, 2014, the Company closed Pagosa and vacated its Lawrenceburg facility.  The present value of the remaining lease payments of $50,863 is reflected as a component of accrued expenses and other liabilities on the condensed consolidated financial statements as of September 30, 2016.

Future minimum payments, by year and in the aggregate, under operating leases as of September 30, 2016 are as follows:

For years ending December 31,	Amount

2016 (Remainder)	$19,384
2017	91,783
2018	87,633
2019	85,482
Total future minimum lease payments	$284,282

During the three and nine months ended September 30, 2016, the Company recorded aggregate rent expense of $18,147 and $56,985, respectively, and $23,536 and $85,151 (net of sub-lease) during the three and nine months ended September 30, 2015, respectively.

Employment Agreement
On May 9, 2016, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Lalit Dhadphale.  The terms of the Employment Agreement include a term of two years beginning on January 1, 2016 with an extension provision, the titles and positions of Chief Executive Officer and President, an initial base salary of $175,000 per year, subject to certain bonus and severance provisions.  Mr. Dhadphale's agreement was bound by restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.  See Note 9 – Board of Directors and Management Changes for additional information.

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

8. Concentrations

During the three months ended September 30, 2016, three vendors represented 40%, 18% and 17% of total inventory purchases and 45%, 17% and 17% of total inventory purchases for the nine months ended September 30, 2016.  During the three months ended September 30, 2015, two vendors represented 61% and 11% of total inventory purchases and 67% and 11% of total inventory purchases for the nine months ended September 30, 2015.  At September 30, 2016, one vendor represented 50% of the accounts payable balance and two vendors represented 43% and 13% of the accounts payable balance as of December 31, 2015.

9.  Board of Directors and Management Changes

On September 2, 2016, the Company's shareholders elected four new directors who had run as an alternative slate to the slate the Company had recommended to its shareholders. These directors are Mr. Jeffrey T. Holtmeier, Mr. Brian A. Ross, Mark Scott and Dr. Stephen Weiss. Effective as of September 12, 2016, the newly elected board along with the remaining director, Joseph Heimbrock, whom the Series B shareholders anointed as a class, elected Mr. Holtmeier as Chairman of the Board on October 11, 2016. On September 12, 2016, the Board of Directors formed audit, compensation and nominating governance committees. Committee membership, which the directors subsequently revised per the appointment of Mr. Holtmeier as CEO (See Note 10 - Subsequent Events), are as follows:
-      Audit: Ross (Chair), Scott and Weiss
-      Compensation: Ross, Scott (Chair)
-      Nominating & Governance: Scott, Weiss (Chair)
Subsequent to the election of the new Board of Directors and on September 13, 2016, the Company's Chief Executive Officer, Mr. Lalit Dhadphale, tendered his resignation which the Board of Directors of the Company subsequently accepted. Mr. Dhadphale's separation from the Company was effective October 13, 2016. Mr. Dhadphale's contract provided for severance payments under certain conditions, including a change in the composition of the Board of Directors, and contained restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.

Subsequent to the election of the new Board of Directors and on September 9, 2016, the Company's Chief Financial Officer, Mr. Daniel Seliga, tendered his resignation which the Board of Directors of the Company subsequently accepted.  Mr Seliga's separation from the Company was effective October 9, 2016. Mr. Seliga's contract provides for severance payments under certain conditions, including a change in the composition of the Board of Directors, and contained restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.

Related to the solicitation of shareholders' proxies and subsequent resignations per certain employment agreements mentioned above, the Company incurred proxy, solicitation and severance costs of $548,303 and severance costs of $240,000 during the three and nine months ended September 30, 2016 of, which are included in Selling, General and Administrative expenses. At September 30, 2016, $204,323 and $395,000 of these costs are recorded in Accounts Payable and Accrued Expenses and Other Current Liabilities, respectfully.

10. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Amended Loan Agreement

On October 4, 2016, the Company and the Lender for its $1,200,000 Senior Note executed an amendment to the Senior Note.  Effective September 30, 2016, the Lender agreed to extend the maturity date of the Senior Note from September 30, 2016 to October 14, 2016. Effective October 14, 2016, the Company and the Lender executed a second amendment to the Senior Note pursuant to which the Lender agreed to extend the maturity date of the Senior Note from October 14, 2016 to October 31, 2016.  On October 29, 2016, the Company and the Lender executed a third amendment to the Senior Note, effective October 31, 2016, pursuant to which the Lender agreed to extend the maturity date of the Senior Note from October 31, 2016 to November 30, 2016.

Employment Agreement

On October 11, 2016, the Board of Directors of the Company appointed Jeffrey T. Holtmeier as the President and Chief Executive Officer of the Company. Subsequently, the Company and Mr. Holtmeier entered into a written agreement outlining compensation and other terms of Mr. Holtmeier's employment.  Mr Holtmeier will be paid an annual salary of $175,000, and will have an annual bonus target of 100% of base salary, with the amount of bonus to be determined according to the Company achieving certain financial metrics. Mr. Holtmeier was also granted options under the Company's Long Term Incentive Plan to purchase 125,000 shares of the Company's Common Stock, at a price of $0.29 per share, which was the closing price for the Company's common stock on the date of grant. Mr. Holtmeier will also be granted an additional 125,000 options after six months of employment, at a price equal to the closing price on the last trading day immediately prior to then-date of grant. After one year of employment, Mr. Holtmeier will also be eligible for severance equal to six months of his salary in the event his employment is terminated by the Company for any reason other than good cause, or if Mr. Holtmeier terminates his employment for good reason, as defined in the employment agreement.
Director Compensation and Options Grant

On November 2, 2016, the Board of Directors of the Company set independent director compensation at $65,000 annually, such compensation to be effective beginning in the third quarter of 2016.  So long as such director is still serving on the Board, director compensation will be paid quarterly in the form of a cash payment of $3,000  and a grant of options to purchase shares of the Company equal to $13,250, vesting immediately, with the exercise price equal to the closing price for the Company's Common stock on the last trading day immediately prior to the date of grant. In addition, the chair of the Audit Committee will receive an additional monthly payment of $2,000, payable quarterly, until such time as the Company has retained a Chief Financial Officer.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.
The following discussion and analysis of the results of operations and financial condition of HealthWarehouse.com, Inc. (and including its subsidiaries,  the "Company") as of September 30, 2016 and for the nine months ended September 30, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "us," "we," "our," and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Results and Financial Condition") of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the "SEC") on March 25, 2016.

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

Our objectives are to leverage technology and process to reduce the layers within the pharmaceutical supply chain and to pass the savings on to the consumer.  We are becoming recognized within the marketplace as a convenient, reliable, discount provider of over-the-counter products and prescription medications. We intend to continue to expand our product line as our business grows.

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
	Three months ended	% of	Three months ended	% of
	September 30, 2016	Revenue	September 30, 2015	Revenue

Net sales	$2,716,982	100.0%	$1,689,457	100.0%
Cost of sales	928,342	34.2%	604,153	35.8%
Gross profit	1,788,640	65.8%	1,085,304	64.2%
Selling, general & administrative expenses	2,728,240	100.4%	1,211,401	71.7%
Loss from operations	(939,600)	(34.6%)	(126,097)	(7.5%)
Interest expense	(38,541)	(1.4%)	(36,507)	(2.2%)
Net loss	$(978,141)	(36.0%)	$(162,604)	(9.7%)
Net Sales
Three months ended	%	$	Three months ended
September 30, 2016	Change	Change	September 30, 2015

$2,716,982	60.8%	$1,027,525	$1,689,457

Net sales for the three months ended September 30, 2016 increased to $2,716,982 from $1,689,457 for the three months ended September 30, 2015, an increase of $1,027,525, or 60.8% due to an increase in core consumer prescription and over-the-counter sales.  The core prescription sales grew by $818,749 or 62.6% as new customers grew 105.1% and repeat customers grew 60.6%, in comparison to the same quarter of the prior year, continuing the upward trend experienced during 2015.  Core over-the-counter sales grew by $187,519 or 63.8% and order volume increased by 84.5% due to continued advertising efforts and improved order fulfillment rates and customer satisfaction.  The combined third quarter core consumer prescription and over-the-counter sales increased 63.8% while order volume increased 86.5% when compared to order levels of the same quarter of the prior year due to new customer acquisition through advertising and customer retention.

The Company has expanded its new customer sales through a combination of on-line advertising, 3rd-party website referral and had benefited from being prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US Pharmacies for five commonly prescribed medications. We believe the Company will continue its growth as more consumer become aware of the Company's value proposition.

Cost of Sales and Gross Margin
	Three months ended	%	$	Three months ended
	September 30, 2016	Change	Change	September 30, 2015

Cost of sales	$928,342	53.7%	$324,189	$604,153

Gross margin $	$1,788,640	64.8%	$703,336	$1,085,304

Gross margin %	65.8%	2.5%	1.6%	64.2%
Cost of sales were $928,342 for the three months ended September 30, 2016 as compared to $604,153 for the three months ended September 30, 2015, an increase of $ 324,189, or 53.7%, primarily as a result of an increase in consumer prescription and over-the-counter order volume. Gross margin percentage increased from 64.2% for the three months ended September 30, 2015 to 65.8% for the three months ended September 30, 2016, primarily due to improved procurement.  There was minimal change in the gross margins on the core consumer prescription and over-the-counter business during the quarter.  Management will continue to focus its advertising and operational efforts on promoting and offering its higher margin product lines to consumers and strategic purchasing efforts to further improve costs.

Selling, General and Administrative Expenses
	Three months ended	%	$	Three months ended
	September 30, 2016	Change	Change	September 30, 2015

S,G&A	$2,728,240	125.2%	$1,516,839	$1,211,401

% of sales	100.4%			71.7%
Selling, general and administrative expenses totaled $2,728,240 for the three months ended September 30, 2016 compared to $1,211,401 for the three months ended September 30, 2015, an increase of $1,516,839, or 125.2%.  The three months ended September 30, 2016 expense increases included (a) an increase in salary expense of $512,899, primarily due to $240,000 of severance expense related to departing executives. Other increases were in personnel costs to process higher levels of call and order volumes, reduced efficiency of pharmacy staff due to higher level of new customer orders and the addition of the Chief Financial Officer in 2016;  (b) an increase in freight expense of $146,394 (due to higher volume and higher expedited shipping cost);  (c) an increase in legal expense of $407,609, (primarily related to $370,119 of expenses related to proxy materials for the 2016 annual meeting; (d) a $180,372 increase in shareholder expense directly related to higher expenses of the 2016 annual meeting; (e) a $66,677 increase resulting from the settlement of previous years local and state income and property taxes;  (f) an increase in stock-based compensation of $41,875 related to increased board of directors fees paid in options; (g) an increase in investor and public relations expenses of $20,523 (primarily due to an increase in promotion campaigns and investor conference participation); (h) and an increase in credit card processing expense of $45,369 (primarily due to the increase in order volume).  We will continue to focus on controlling costs and improving efficiencies of our personnel to limit the future growth in expenses.
Interest Expense
Interest expense increased from $36,507 in the three months ended September 30, 2015 to $38,541 in the three months ended September 30, 2016, an increase of $2,034, or 5.6%, primarily due to an increase in amortization of debt discounts, partially offset by higher notes payable balances and interest rates.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
	Nine months ended	% of	Nine months ended	% of
	September 30, 2016	Revenue	September 30, 2015	Revenue

Net sales	$7,468,754	100.0%	$5,172,974	100.0%
Cost of sales	2,678,998	35.9%	1,853,707	35.8%
Gross profit	4,789,756	64.1%	3,319,267	64.2%
Selling, general & administrative expenses	6,009,026	80.5%	3,605,876	69.7%
Loss from operations	(1,219,270)	(16.3%)	(286,609)	(5.5%)
Interest expense	(91,989)	(1.2%)	(156,464)	(3.0%)
Net loss	$(1,311,259)	(17.6%)	$(443,073)	(8.5%)

Net Sales
Nine months ended	%	$	Nine months ended
September 30, 2016	Change	Change	September 30, 2015

$7,468,754	44.4%	$2,295,780	$5,172,974

Net sales for the nine months ended September 30, 2016 increased to $7,468,754 from $5,172,974 for the nine months ended September 30, 2015, an increase of $2,295,780, or 44.4% due to an increase in core consumer prescription and over-the-counter sales offset by a reduction in business-to-business sales of $474,486.  The core prescription sales grew by $2,108,680 or 58.4% as new customer orders grew by 119.4% and repeat customer orders grew 54.9%, in comparison to the first nine months of the prior year.  Core over-the-counter sales grew by $555,821 or 63.4% as new customer order volume grew by 101.9.0% and repeat customer orders grew by 66.4% due to continued advertising efforts and improved order fulfillment rates and customer satisfaction.  The combined core consumer prescription and over-the-counter sales increased 59% and order volume increased 83.7% for the first nine months of 2016 when compared to order levels of the same period of the prior year due to new customer acquisition through advertising and customer retention.

The Company has expanded its new customer sales through a combination of on-line advertising, 3rd-party website referral and had benefited from being prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US Pharmacies for five commonly prescribed medications. We believe the Company will continue its growth as more consumer become aware of the Company's value proposition.

Cost of Sales and Gross Margin
	Nine months ended	%	$	Nine months ended
	September 30, 2016	Change	Change	September 30, 2015

Cost of sales	$2,678,998	44.5%	$825,291	$1,853,707

Gross margin $	$4,789,756	44.3%	$1,470,489	$3,319,267

Gross margin %	64.1%	-0.1%	-0.1%	64.2%
Cost of sales were $2,678,998 for the nine months ended September 30, 2016 as compared to $1,853,707 for the nine months ended September 30, 2015, an increase of $825,291, or 44.5%, primarily as a result of increased order volume partially offset by improved costs realized through strategic purchasing efforts.  Gross margin percentage decreased slightly from 64.2% for the nine months ended September 30, 2015 to 64.1% for the nine months ended September 30, 2016, primarily due to one-time higher margin business-to-business opportunities in 2015 and a slight reduction in margins for the core consumer prescription and over-the-counter business.  Management will continue to focus its advertising and operational efforts on promoting and offering its higher margin product lines to consumers and strategic purchasing efforts to further improve costs.
Selling, General and Administrative Expenses
	Nine months ended	%	$	Nine months ended
	September 30, 2016	Change	Change	September 30, 2015

S,G&A	$6,009,026	66.6%	$2,403,150	$3,605,876

% of sales	80.5%			69.7%
Selling, general and administrative expenses totaled $6,064,458 for the nine months ended September 30, 2016 compared to $3,605,876 for the nine months ended September 30, 2015, an increase of $2,403,150, or 66.6%.  The nine months ended September 30, 2016 expense increases included (a) an increase in salary expense of $848,549, primarily due to $240,000 severance expense related to departing executives.  Other increases were in personnel costs to process higher levels of call and order volumes, reduced efficiency of pharmacy staff due to higher level of new customer orders and the addition of the Chief Financial Officer in 2016);  (b) an increase in freight expense of $406,340 (due to higher volume and higher expedited shipping cost); (c) an increase in advertising, marketing and public relations expenses of $131,556 (primarily due to an increase in the advertising and promotion campaigns);  (d) an increase in legal expense of $489,603 (including $370,119 primarily related to proxy expenses for the 2016 annual meeting and efforts to release the garnishment of funds in our bank account); (e) an increase in shareholder expense of $183,007 directly related to higher expenses of the 2016 annual meeting; (f) a $78,942 resulting from the settlement of previous years local and state income and property taxes; and (g) an increase in credit card processing expense of $111,063 (primarily due to the increase in order volume).  These expense increases were partially offset by a $44,254 decrease in stock-based compensation expense. We will continue to focus on controlling costs and improving efficiencies of our personnel to limit the future growth in expenses.

Interest Expense
Interest expense decreased from $156,464 in the nine months ended September 30, 2015 to $91,989 in the nine months ended September 30, 2016, a decrease of $64,475 or 41.2%, primarily due to a decrease in amortization of debt discounts partially offset by higher notes payable balances and higher interest rates.

 Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we have disclosed Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization ("Adjusted EBITDA") within this Quarterly Report on Form 10-Q, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We believe Adjusted EBITDA is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

●     Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and
●     Adjusted EBITDA is useful because it excludes non-cash charges, such as depreciation and amortization, stock-based compensation and nonrecurring charges, which the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.
We use Adjusted EBITDA in conjunction with traditional GAAP measures as part of our overall assessment of our performance, to evaluate the effectiveness of our business strategies and to communicate with our lenders, stockholders and board of directors concerning our financial performance.

Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using non-GAAP financial measures, including that other companies may calculate these measures differently than we do. We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of these limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, specifically net loss.

The Company had reported the calculation of Earnings Before Interest, Taxes, Depreciation, Amortization and Stock-Based Compensation ("EBITDAS") in previous filings because the Company's Senior Note agreement contained financial covenants which required the Company to meet certain minimum levels of EBITDAS.  The Senior Note no longer contains such a requirement; therefore, the Company has discontinued the presentation of EBITDAS.

The following table provides a reconciliation of net loss to Adjusted EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net loss	$(978,141)	$(162,604)	$(1,311,259)	$(443,073)
Non-GAAP adjustments:
Interest expense	38,541	36,507	91,989	156,464
Depreciation and amortization	36,771	46,184	125,148	138,157
Stock-based compensation	101,421	59,546	213,860	258,114
Proxy solicitation costs	548,303	-	548,303	-
Severance	240,000	-	240,000	-
Adjusted EBITDA	$(13,105)	$(20,368)	$(91,959)	$109,662

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
Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of September 30, 2016, we had a working capital deficiency of $4,610,794 and an accumulated deficit of $32,727,335.  During the nine months ended September 30, 2016, we incurred net losses of $1,311,335 and used cash in operating activities of $227,611. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company is subject to a Notice of Redemption related to our Series C Redeemable Preferred Stock aggregating $1,000,000 and must apply all our assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (we are not permitted to utilize toward the redemption those assets required to pay our debts as they come due and those assets required to continue as a going concern).

We recognize that we will need to raise additional capital to fund operations, meet our payment obligations, including its obligations under a loan and security agreement (see Notes 5 and 9 to our condensed consolidated financial statements) and the redemption of the Series C Redeemable Preferred Stock, and execute our business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us and whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we will need to develop and implement a plan to further extend payables, extend note repayments, extend the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If we are unable to obtain financing on a timely basis, we could be forced to sell our assets, discontinue our operations and/or seek reorganization under the U.S. bankruptcy code.

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

As of September 30, 2016 and December 31, 2015, the Company had cash on hand, net of restricted cash, of $3,950 and $11,217, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

For the nine months ended September 30, 2016, cash flows included net cash used in operating activities of $227,611.  This amount included a decrease in operating cash related to a net loss of $1,236,259, partially offset by aggregate non-cash adjustments of $185,354 and aggregate cash provided by changes in operating assets and liabilities of $823,294 (primarily a result of increased accounts payable offset by increased inventories).  For the nine months ended September 30, 2015, cash flows included net cash used in operating activities of $407,825.  This amount included a decrease in operating cash related to a net loss of $443,073, offset by aggregate non-cash adjustments of $390,784, plus aggregate cash used by changes in operating assets and liabilities of $355,536 (primarily a result of a reduction of accounts payable).

For the nine months ended September 30, 2016, net cash used in investing activities was $20,352 related primarily to a decrease in restricted cash.   For the nine months ended September 30, 2015, net cash provided by investing activities was $12,413 related to a reduction in restricted cash offset by the capitalization of website development costs and the purchase of computer equipment.

For the nine months ended September 30, 2016, net cash provided by financing activities was $240,696 primarily related to $308,911 of notes payable offset by principal payments on equipment leases and repayment of notes payable.  For the nine months ended September 30, 2015, net cash used by financing activities was $85,365 related to the principal payment on equipment leases and notes payable.

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

In connection with the preparation of this Form 10–Q, our management, (Chief Executive and Principal Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Management had previously identified material weaknesses in our internal control over financial reporting as of December 31, 2015 (see Form 10-K filed with the SEC on March 25, 2016), which is an integral component of our disclosure controls and procedures.  During the year ended December 31, 2015, management implemented policies, procedures and controls to address the weaknesses in various areas including operational and financial systems integration, separation of duties in review and approval of disbursement, cash handling, purchasing, receiving, shipping and invoicing functions, daily transaction processing and monthly financial closing procedures and timelines and board approval of related party and other significant transactions.

Effective January 1, 2016, the Company hired a Chief Financial Officer with sufficient experience with United States generally accepted accounting principles to address the accounting for complex transactions.  The Chief Financial Officer has been developing a plan to continue to evaluate the controls and procedures implemented in the prior year.  The Chief Financial Officer left the employment of the Company on October 9, 2016.  The Company intends to hire a new Chief Financial Officer at a future date. Until the Company hires a Chief Financial Officer, the Company's Chief Executive Officer and the Company's accounting staff, supplemented by external accounting consultants with SEC experience, plan to continue to evaluate the controls and procedures implemented in the prior year and 2016.

 Management believes that the controls implemented in these specific areas are sufficient to address the above weaknesses, however, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weaknesses described above have been fully remediated.  Therefore, management has concluded that as of September 30, 2016, our disclosure controls were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during the three months ended September 30, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Recent Repurchases of Common Stock

There were no repurchases of our Common Stock during the three months ended September 30, 2016. The Company does not currently have an announced repurchase program.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are provided:

Exhibit Number	Description

10.1	Employment Agreement dated November 7, 2016 between the Company and Jeffrey T. Holtmeier *

10.2	Third Amendment to Amended and Restated Promissory Note dated Octohber 31, 2016 by and between HealthWarehouse.com, Inc., HWAREH.COM, Inc. and Hocks.com, Inc. and Melrose Captial Advisors, LLC *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Dcoument *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *      Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 8, 2016	HEALTHWAREHOUSE.COM, INC. By: /s/ Jeffrey T. Holtmeier Jeffrey T. Holtmeier President and Chief Executive Officer (Principal Executive and Financial Officer)