Form 10-K
period 2016-12-31
HealthWarehouse.com, Inc.
filed 2017-03-21
CIK 754813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-13117
HEALTHWAREHOUSE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2413505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7107 Industrial Road, Florence KY	41042
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (800) 748-7001
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒ No

The aggregate market value of the registrant's voting and nonvoting common equity held by non-affiliates, based on the closing price of the common stock, par value $0.001 on June 30, 2016 of $0.31, as reported on the OTCQB Market tier was approximately $8,011,902. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

There were 42,649,273 shares of common stock outstanding as of March 16, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:      None

Information Regarding Forward-Looking Statements
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report.  Important factors that may cause actual results to differ from any forward-looking statements include any forward-looking statements:
•	significant changes in consumer demand for our products, resulting in volatility of our operating results and financial condition;
•	our ability to effectively respond to changing market conditions;
•	whether as a result of market conditions, or our financial condition or otherwise, the possibility that we will not be able to raise sufficient additional capital needed to operate our business;
•	unexpected costs, lower than expected sales and revenues, and operating deficits;
•	our ability to obtain supply at favorable rates;
•	unexpected changes in our industry's competitive forces including the manner and degree in which our competitors serve our target market;
•	our ability to attract or retain qualified senior management personnel; and
•	other specific risks that may be referred to in this report including those in Part I, Item 1A, "Risk Factors."

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements.  When used in this report, the words "will," "may," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  All forward-looking statements speak only as of the date of this report.  We undertake no obligation to update any forward-looking statements or other information contained herein.  Stockholders and potential investors should not place undue reliance on these forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.  We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors" and elsewhere in this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities reports or economic analysis.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. See "Risk Factors" for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

If you are interested in HealthWarehouse.com, Inc. stock, we recommend that, at a minimum, you read the SEC Forms 10-K, 10-Q and 8-K each filed by HealthWarehouse.com, Inc. (the "Company") with the SEC and available at http://www.sec.gov.

PART I

Item 1: Business.

Overview

HealthWarehouse.com, Inc. ("HEWA" or the "Company") is an online mail order pharmacy, licensed and/or authorized to sell and deliver prescription in 50 states and the District of Columbia focusing on the out-of-pocket prescription drug market, a market which is expected to grow to over $51 billion in 2017. HealthWarehouse.com is currently 1 of 41 Verified Internet Pharmacy Practice Websites ("VIPPS") accredited by the National Association of Boards of Pharmacy ("NABP") open to all.  The Company won the 2015 BizRate Circle of Excellence Award for outstanding customer service and satisfaction along with 186 other major online retailers, the fourth time since its inception and was prominently featured in articles by two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top US pharmacies for five commonly prescribed medications. The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.
Consumers who pay out of pocket for their prescriptions include those with:
•     no insurance coverage;
•     high insurance deductibles or copays;
•     Medicare Part D plans with high deductibles;
•     Health Savings Accounts (HSA) or Flexible Savings Accounts (FSA);
•     insurance through the Affordable Care Act (ACA) with high deductibles;
•     drug exclusions and quantity restrictions placed by insurance companies.

Our objectives are to utilize our proprietary technology to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter products and prescription medications. We intend to continue to expand our product line as our business grows. Our customers include uninsured, under-insured, and insured consumers with high insurance co-payments who rely on our service for their daily prescription medications.  With many brand name drug patents continuing to expire over the next several years and a general trend of rising insurance co-payments and deductibles, our service is expanding to mainstream insured consumers of prescription medications, as the market continues to move away from brand name prescription drugs to generics.  Accordingly, we are focused on cash paying customers and do not accept consumer insurance as a form of payment.
Historical Background
In March 2007, Hwareh.com, Inc. ("Old HW"), a Delaware corporation formerly named HealthWarehouse.com, Inc., was incorporated to carry on the business of selling OTC products. In November 2007, we began to develop the proprietary software necessary for our business, and in February 2008, version 1.0 of the http://www.healthwarehouse.com website was successfully launched running on our own proprietary software.
In March 2008, as part of our expansion into prescription drugs, we completed construction of a full service licensed pharmacy within our warehouse in Loveland, Ohio. This pharmacy passed inspection by the Ohio State Pharmacy Board in April 2008.
Effective August 5, 2009, we changed our corporate name to HealthWarehouse.com, Inc., simultaneously with our name change, we changed the corporate name of our subsidiary to Hwareh.com, Inc.  In connection with the name change, we also obtained a new ticker symbol for quotation, and our common stock currently trades on the OTCQB Market under the symbol, "HEWA."
 On February 14, 2011, Hocks Acquisition Corporation ("Hocks Acquisition"), a wholly-owned subsidiary we formed for the purpose of the acquisition, entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Hocks Pharmacy of Hocks Pharmacy, Inc., an Ohio corporation ("Hocks Pharmacy"), to purchase, for $200,000 in cash all of the inventory and fixed assets owned by Hocks Pharmacy and used in the operation of its internet pharmacy business (the "Internet Business).  The Internet Business consists primarily of the internet sale of over-the-counter health and medical products and supplies.   That same day, we acquired all of the intangible assets of the Internet Business, including domain names and customer accounts, in a reverse merger of Hocks Acquisition into Hocks.com Inc. ("Hocks.com"), a newly formed Ohio corporation and then wholly-owned subsidiary of Hocks Pharmacy.  As a result, Hocks.com Inc. became our wholly-owned subsidiary.

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
Current Healthcare Distribution Model	Our Distribution Model

Manufacturer '	Manufacturer or Wholesaler '
Wholesaler	'
'	'
Distributor	HealthWarehouse.com
'	'
Pharmacy	'
'	'
Consumer	Consumer

Our target is consumers who are paying out-of-pocket for their medications.  Out-of-pocket consumers have increased significantly since insurance co-pays are rising and high deductible plans are becoming more prevalent.

Our VIPPS Accredited Online Pharmacy
We operate a full-service online pharmacy within our warehouse in Florence, Kentucky, 15 miles south of Cincinnati, Ohio.  The pharmacy includes two robotic machines.  Our pharmacy passed inspection by the Kentucky Board of Pharmacy, and we are presently licensed as a mail-order pharmacy for sales to all 50 states, the District of Columbia, U.S. Territories and APO/FPO military and embassy addresses.
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

●        Convenience.  Our easy-to-use online store is available to consumers 24 hours a day, 7 days a week through the Internet and includes a robust product search engine and a variety of features, like auto-refill.  We deliver medications to any location in the United States including Alaska and Hawaii and offer 6-month and 12-month supplies of medications to reduce the need for refills. All of our products are also available for purchase by phone.

●        Selection.  Due to our online structure, we are able to offer a significantly broader assortment of products, with greater depth in each product category, because we do not have the shelf display space limitations of brick-and-mortar drugstores.

●        Information.  We provide a broad array of interactive tools and information on our website to help consumers make informed purchasing decisions. Our information services include detailed product information pages, product user manuals and brochures, detailed product descriptions which contain the manufacturer's phone number, and customer reviews.  Our customer support representatives are available by phone or email to answer customers' questions.

●        Privacy.  When shopping at a "brick-and-mortar" drugstore, many consumers may feel embarrassed or uncomfortable about buying items or asking questions that may reveal personally sensitive aspects of their health or lifestyle to pharmacists, store personnel, or other shoppers.  Our customers avoid these problems by shopping from the privacy of their home or office.

●        Value.  Our goal is to offer shoppers a broad assortment of generic drugs and health products with competitive pricing.  We strive to improve our operating efficiencies and to leverage our fixed costs so that we can pass along the savings to our customers in the form of lower prices and exclusive deals.  Since we source drugs directly from manufacturers and wholesalers and eliminate third party payors such as insurance companies, we believe that we have lower costs than traditional pharmacies.  We also strive to inform customers of additional cost-saving opportunities when they become available.  For example, we show the generic equivalents of all brand name products and also offer 6 and 12 month supplies of our medications to consumers to reduce refills and provide better value.  The Company was prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top pharmacies for five commonly prescribed medications.

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

Our customer support representatives operate from our call center in Florence, Kentucky, available 9 a.m. to 7 p.m. Eastern Time, Monday through Friday, and 9 a.m. to 5 p.m. Eastern Time on Saturday.  Customers can contact us via e-mail,  fax and telephone, plus our online Help Center outlines store policies and provides answers to customers' frequently asked questions.
We ship our products to all 50 states, the District of Columbia, U.S. Territories, and APO/FPO military and embassy addresses. We process all orders from our distribution center in Florence, Kentucky, 15 miles south of Cincinnati, Ohio. Our logistics operation is also based there to maintain proximity to UPS, located 90 miles away in Louisville, Kentucky.  Processing from this location allows us to reach up to 80% of the U.S. population by standard ground shipping in two days from shipment date.
Marketing and Sales
Our marketing strategy aims to build brand recognition, increase customer traffic to our online store, add new customers, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.  In addition, we focus on providing fast, transparent prescription delivery to help increase word of mouth marketing by consumers to their colleagues, friends and family.  Search engine marketing with Google Bing and Yahoo as well as targeted areas like Google Shopping, all require VIPPS accreditation for advertisers.  As a VIPPS accredited pharmacy licensed in all 50 states and the District of Columbia that sells to consumers online, we believe this provides the Company with a unique avenue to reach customers with limited competition.  The Company also partners with data aggregators such as GoodRx that direct consumers to HealthWarehouse.com for prescription medications and other medical supplies.  We also utilize social media, including Facebook and Twitter as a way to reach consumers to build a dialogue with them.  The Company began a public relations campaign in 2015 and was prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top pharmacies for five commonly prescribed medications.
Suppliers
There are several suppliers available for the pharmaceutical and non-pharmaceutical products that we sell. Our principal suppliers are Amerisource Bergen, Cardinal Health, Top Rx and Attain Med, Inc. as well as many direct manufacturers. While we source our supplies from a limited number of suppliers, we do not believe that our business is dependent on any one supplier since the products that we sell are readily available from several alternative suppliers.  Even if a significant supplier were to no longer be available to us, we believe that we could source replacement product through one or more alternative suppliers without having a significant effect on our business.

Customers
We sell directly to individual consumers who purchase prescription medications and OTC products over the Internet.    Rising insurance co-pays and high deductible plans have caused more consumers to pay out-of-pocket.  This market is expected to grow to over $51 billion by the end of 2017.

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
We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business.  For example, our core merchandise catalog, as well as our customer interaction, order collection, fulfillment and back-end systems are proprietary to us. Our systems are designed to provide real-time connectivity to our distribution center systems for both pharmacy and OTC products. They include an inventory tracking system, a real-time order tracking system, and an inventory replenishment system.
Our website at http://www.healthwarehouse.com is developed using readily available open source technologies and is hosted on Google Cloud Services (GCS) due to the platform's perceived cost effectiveness and scalability. Due to Google's lengthy experience at running servers capable of serving one of the largest commerce sites on the web, our site remains scalable on days when our traffic spikes.  Our open source platform runs on Linux, Nginx, MySQL and PHP (LEMP).
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
"Compendial standards," which can also be called "official compendium," means the standards for drugs related to strength, purity, weight, quality, labeling and packing contained in the USP, official National Formulary, or any supplement to any of them. Under the Food, Drug and Cosmetic Act of 1938, a drug recognized by the Homeopathic Pharmacopeia of the United States must meet all compendial standards and labeling requirements contained therein, or it will be considered adulterated (for example, lacking appropriate strength, quality or purity; or containing poisonous or unsanitary ingredients) or misbranded (for example, having a false or misleading label; or a label containing an inaccurate description of contents).  If we add homeopathic remedies to our product offerings, we will be required to comply with the Food, Drug and Cosmetic Act. The distribution of adulterated or misbranded homeopathic remedies or other drugs is prohibited under the Food, Drug and Cosmetic Act, and violations could result in substantial fines and other monetary penalties, seizure of the misbranded or adulterated items, and/or criminal sanctions.
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
Fraudulent Billing, Anti-Kickback, Stark, Civil Monetary Penalties and False Claims Laws and Regulations
Our operations may in the future participate in federal and state programs such as Medicare and Medicaid. If we do, we would be subject to extensive government regulation including numerous state and federal laws and corresponding regulations directed at preventing fraud and abuse and regulating reimbursement. The government's Medicare and Medicaid regulations are complex and sometimes subjective and therefore may require our management's interpretation. If we were to participate in federal and state programs such as Medicare and Medicaid, our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the Department of Health and Human Services' (HHS) Office of the Inspector General (OIG), the Centers for Medicare and Medicaid Services (CMS), the Department of Justice (DOJ), and the FDA. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits to ensure compliance with various supplier standards and billing requirements. Similarly, regional health insurance carriers routinely conduct audits and request patient records and other documents to support claims submitted for payment.

Federal law prohibits the payment, offer, receipt or solicitation of any remuneration that is knowingly and willfully intended to induce the referral of Medicare, Medicaid or other federal healthcare program beneficiaries for the purchase, lease, ordering or recommendation of the purchase, lease or ordering of items or services reimbursable under federal healthcare programs. These laws are commonly referred to as anti-remuneration or anti-kickback laws. Several states also have similar laws, known as "all payer" statutes, which impose anti-kickback prohibitions on services covered by any third-party payer (whether or not a federal healthcare program). Anti-kickback laws vary between states, and courts have rarely interpreted them.  If in the future we accept third-party reimbursement, we may be subject to these laws.
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
Legislation and Regulation Affecting Drug Prices and Potentially Affecting the Market for Prescription Benefit Plans and Reimbursement for Durable Medical Equipment
Recently, the federal government has increased its focus on the methods drug manufacturers employ to develop pricing information, which in turn is used in setting payments under the Medicare and Medicaid programs.  One element common to many payment formulas, the use of "average wholesale price" (AWP) as a standard pricing unit throughout the industry, has been criticized as not accurately reflecting prices actually charged and paid at the wholesale or retail level. The DOJ is currently conducting, and the House Commerce Committee has conducted, an investigation into the use of AWP for federal program reimbursement, and whether the use of AWP has inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating reimbursement of certain drugs by the Medicare and Medicaid programs.
The DRA revised the formula used by the federal government to set the Federal Upper Limit (FUL) for multiple source drugs by adopting 250 percent of the average manufacturer's price (AMP) without regard to customary prompt pay discounts to wholesalers for the least costly therapeutic equivalent. On July 17, 2006, HHS published a Final Rule for the Medicaid Prescription Drug Program implementing the DRA in which AMP was defined to exclude discounts and rebates to pharmacy benefit managers and include sales to mail-order and specialty pharmacies in the AMP calculation by manufacturers.
These proposals and other legislative or regulatory adjustments that may be made to the program for reimbursement of drugs by Medicare and Medicaid, if implemented, could affect our ability to negotiate discounts with pharmaceutical manufacturers. They could also impact the reimbursement we may receive from government payers in the future should we choose to participate in such programs. In addition, they may affect our relationships with health plans. In some circumstances, they might also impact the reimbursement that we would receive from managed care organizations that contract with government health programs to provide prescription drug benefits or otherwise elect to rely on the revised pricing information. Furthermore, private payers may choose to follow the government's example and adopt different drug pricing bases. This could affect our ability to negotiate with plans, manufacturers and pharmacies regarding discounts and rebates.

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

Employees

 As of February 15, 2017, we employed 59 full-time employees and 15 part-time employees.  None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are good. The Company, from time to time, also utilizes independent contractors to supplement its workforce.

Item 1A: Risk Factors

Risks Related to the Deficiencies in Our Internal Controls.
We have identified material weaknesses in our internal control over financial reporting, and have concluded that our internal controls were not effective as of December 31, 2016 and 2015. We may be unable to remedy these deficiencies or develop, implement, and maintain effective controls in future periods.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

Based on the review conducted by our non-management directors and management's annual assessment of our internal controls, we concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective. Management believes that the controls, policies, and procedures implemented during the period have improved our internal controls over financial reporting, but based on our assessment, management has concluded that as of December 31, 2016, our disclosure controls were not effective.
Effective January 1, 2016, the Company hired a full-time Chief Financial Officer and the management team was working on a remediation plan to address remaining weaknesses in our internal controls. The Chief Financial Officer resigned from the Company effective October 9, 2016. See Note 7 – Changes in Board of Directors and Management Changes to the consolidated financial statements for more information. Since that time, the Company has contracted with an accounting and SEC consultant to assist in the SEC filings of the Company. The specific material weaknesses identified by the directors and management are described more fully in Part II—Item 9A, "Controls and Procedures".
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
If we cannot conclude that we have effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price or restrict our ability to raise capital. Failure to comply with reporting requirements could subject us to sanctions and/or investigations by the U.S. Securities and Exchange Commission or other regulatory authorities.

Risks Relating to Our Business and Industry
We have a history of generating significant losses, we have a substantial working capital deficiency and a stockholders' deficiency; and may not be able to sustain profitability. The report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.
To date, we have not been profitable, and we may never achieve profitability on a full-year or consistent basis. We incurred net losses of $1,408,203 and $626,682 for the years ended December 31, 2016 and 2015, respectively. On February 13, 2013, we received a Notice of Redemption of our Series C Redeemable Preferred Stock aggregating $1,000,000 which is classified as a current liability as the Company does not have the funds for repayment. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2016 and for the year then ended contains an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The report also states that we have incurred significant operating losses and we need to raise additional funds in order to meet our obligations and sustain operations. Our plans in regard to these matters are described in Note 2 – Going Concern and Management's Liquidity Plan to our consolidated financial statements as of December 31, 2016 and for the years ended December 31, 2016 and 2015 included herein in this document. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If our plans or assumptions change or prove to be inaccurate, we may continue to incur net losses in 2017, and possibly longer. As a result, investors may lose all or a part of their investment.
We have limited alternatives to finance the Company and its growth and find it difficult to raise capital.  The Series B Preferred Shares limits the total debt to $1 million.  It also limits the ability to raise preferred equity at current market conversion rates.  As of December 31, 2016, the Company has a significant working capital deficiency of $4,638,304 which it needs to address soon. We have incurred significant expenses related to the change in executive management and the board of directors and may lack sufficient resources to pay related suppliers.  As of December 31, 2016, approximately $1,500,000 of accounts payable and accrued expenses are greater than 60 days past due and the Company may not have sufficient cash to remit payment for all items.
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

Our revenues and operating results may vary significantly from quarter to quarter.
Our revenues and operating results may vary significantly from quarter to quarter due to several factors, including:
•	shipping charges, which do not apply to purchases made at a "brick-and-mortar" store;
•	delivery time associated with Internet orders, as compared to the immediate receipt of products at a brick-and-mortar store;
•	lack of consumer awareness of our website;
•	additional steps and delays in verifying prescriptions and ensuring insurance coverage for prescription products;
•	regulatory restrictions or reform at the state and federal levels that could affect our ability to serve our customers;
•	the general acceptance or legalization of prescription drug re-importation;
•	customer concerns about the security of online transactions, identity theft, or the privacy of their personal information;
•	product damage from shipping or shipments of wrong or expired products from us or other suppliers, resulting in a failure to establish, or loss of, customers' trust in buying drugstore items online;
•	inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;
•	delays in responses to customer inquiries;
•	difficulties or delays in returning or exchanging orders; and
•
activity that diminishes a user's online experience or subjects online shoppers to security risks, such as viruses, spam, spyware, phishing (spoofing e-mails directed at Internet users), "denial of service" attacks directed at Internet service providers and online businesses, and breaches of data security.

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
The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries. These competitors include chain drugstores, mass market retailers, warehouse clubs, supermarkets, specialty retailers, major department stores, insurers and health care providers, mail-order pharmacies, Internet portals and online service providers that feature shopping services, and various online stores that offer products within one or more of our product categories. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. They may be able to secure merchandise from suppliers on more favorable terms, operate with a lower cost structure, adopt more aggressive pricing policies, or devote more resources to technology development and marketing than we do. In addition, other companies in the retail and e-commerce service industries may enter into business combinations or alliances that would strengthen their competitive positions and prevent them, their affiliated companies, or their strategic partners from entering into relationships with us. For example, our inability to enter into or maintain relationships with major insurance companies or managed care organizations could be a major competitive disadvantage to us.

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
•     shipping charges, which do not apply to purchases made at a "brick-and-mortar" store;

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

•     product damage from shipping or shipments of wrong or expired products from us or other suppliers, resulting in a failure to establish, or loss of, customers' trust in buying drugstore items online;

•     inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;

•     delays in responses to customer inquiries;

•     difficulties or delays in returning or exchanging orders; and

•     activity that diminishes a user's online experience or subjects online shoppers to security risks, such as viruses, spam, spyware, phishing (spoofing e-mails directed at Internet users), "denial of service" attacks directed at Internet service providers and online businesses, and breaches of data security.

Changing competitive forces within the healthcare industry may adversely affect our ability to obtain and sustain a competitive advantage.
In recent years, pharmaceutical suppliers have been subject to increasing consolidation. As a result, a small number of very large companies control a significant share of the market. Accordingly, we depend on fewer suppliers for our products and therefore we may be less able to negotiate price terms with suppliers. Many healthcare organizations also have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our products and services. Additionally, erosion of our competitive advantage may result from increased competition in our target market through supply and distribution methods similar to our own by those companies with which we currently compete but who have a more established operating history. Furthermore, changes in the healthcare industry's or our pharmaceutical suppliers' pricing, selling, inventory, distribution or supply policies or practices could significantly reduce our revenues and net income.
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
Our ability to receive and fulfill orders promptly and accurately is critical to our success and largely depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. We experience periodic system interruptions that impair the performance of our transaction systems or make our website inaccessible to our customers. These systems interruptions delay us from efficiently accepting and fulfilling orders, sending out promotional e-mails and other customer communications in a timely manner, introducing new products and features on our website, promptly responding to customers, or providing services to third parties. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, which could cause them to avoid our website, drive them to our competitors, and harm our reputation. To minimize future system interruptions, we need to continue to add software and hardware and to improve our systems and network infrastructure to accommodate increases in website traffic and sales volume, to replace aging hardware and software, and to make up for years of underinvestment in technology. We may be unable to promptly and effectively upgrade and expand our systems and integrate additional functionality into our existing systems. Any unscheduled interruption in our services could result in fewer orders, additional operating expenses, or reduced customer satisfaction, any of which would harm our revenues and operating results and could delay or prevent our becoming consistently profitable. In addition, the timing and cost of upgrades to our systems and infrastructure may substantially affect our ability to achieve or maintain profitability.
All of our fulfillment operations and inventory are located in our distribution facility, and any significant disruption of this center's operations would hurt our ability to make timely delivery of our products.
We conduct all of our fulfillment operations from our distribution facility in Florence, Kentucky, which houses our entire product inventory. A natural disaster or other catastrophic event, such as an earthquake, fire, flood, severe storm, break-in, server or systems failure, terrorist attack, or other comparable event at this facility, would cause interruptions or delays in our business and loss of inventory and could render us unable to process or fulfill customer orders in a timely manner, or at all. Further, we have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. If a significant part of this facility was destroyed or our operations were interrupted for any extended period, our business, financial condition, and operating results would be harmed.

Our operating results will be harmed if we are unable to manage and sustain our growth.
Our business is unproven on a large scale and actual operating margins may be less than expected. If we are unable to scale capacity efficiently, we may fail to achieve expected operating margins, which would have an adverse effect on our operating results.
If we are unable to obtain shipments of products from our suppliers, our business and results of operations would be harmed.
We have significant suppliers that are important to our sourcing of pharmaceutical and non-pharmaceutical products. We do not have long-term arrangements with most of our suppliers to guarantee availability of merchandise, particular payment terms, or extension of credit limits. If our current suppliers were to stop selling merchandise to us on acceptable terms, we may not be able to acquire merchandise from other suppliers in a timely and efficient manner and on acceptable terms, or at all.
We have significant inventory risk.
We must maintain sufficient inventory levels to operate our business successfully and to meet our customers' expectations that we will have the products they order in stock. However, we must also guard against the risk of accumulating excess inventory.  We are exposed to significant inventory risk as a result of rapid changes in product cycles, changes in consumer tastes, uncertainty of success of product launches, seasonality, manufacturer backorders, and other supplier-related problems. In order to be successful, we must accurately predict these trends and events, which we may be unable to do, and avoid over- or under-stocking products. In addition, demand for products can change significantly between the time product inventory is ordered and the time it is available for sale. When we begin selling a new product, it is particularly difficult to forecast product demand accurately. A failure to optimize inventory would increase our expenses if we have too much inventory, and would harm our margins by requiring us to make split shipments for backordered items or pay for expedited delivery from the manufacturer if we had insufficient inventory. In addition, we may be unable to obtain certain products for sale on our website as a result of general shortages (for example, in the case of some prescription drugs), manufacturer policies (for example, in the case of some contact lenses and prestige beauty items), manufacturer or distributor problems, or popular demand. Failure to have inventory in stock when a customer orders it could cause us to lose that order or that customer. The acquisition of some types of inventory, or inventory from some of our sources, may require significant lead time or prepayment, and this inventory may not be returnable. We carry a broad selection of products and significant inventory levels of a substantial number of products, and we may be unable to sell this inventory in sufficient quantities or during the relevant selling seasons. The occurrence of one or more of these inventory risks may adversely affect our business and operating results.
If we make an error in filling or packaging the prescription drugs that we sell, we would be subject to liability and negative publicity.
Errors relating to prescriptions, dosage, and other aspects of the prescription medication could result in liability for us that our insurance may not cover. Because we distribute pharmaceutical products directly to the consumer, we are one of the most visible participants in the distribution chain and therefore have increased exposure to liability claims. Our pharmacists are required by law to offer counseling, without additional charge, to our customers about medication, dosage, delivery systems, common side effects, and other information deemed significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate those effects. This counseling is in part accomplished through e-mails to our customers and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present to receive the counseling or advice or may not have provided us with all relevant information. Although we also post product information on our website, customers may not read this information. Providing information on pharmaceutical and other products creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy, or other legal theories based on our product or service offerings. Our general liability and business owners' liability insurance may not cover potential claims of this type or may not be adequate to protect us from all liabilities that may be imposed if any such claims were to be successful. In addition, errors by either us or our competitors may also produce significant adverse publicity either for us or for the online pharmacy industry in general, which could result in an immediate reduction in the amount of orders we receive and would harm our ability to conduct and sustain our business.

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
In 2006, the Medicare Part D prescription drug benefit under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("DIMA") became effective. The Medicare Part D prescription drug benefit has negatively affected, and is likely to continue to have a negative impact on, our business. Medicare Part D prescription drug coverage will likely increase the number of senior citizens with prescription drug coverage and reduce the number of customers who pay for their prescription drugs themselves. Customers who choose to obtain coverage under a Medicare Part D plan will likely purchase fewer drugs, or no longer purchase drugs, from us. Because we are not currently processing claims for Medicare Part D, we will be able to serve Medicare D customers only when those customers elect to purchase outside of their Medicare Part D plan and purchase their prescriptions out-of-pocket, such as when the particular medication is not covered by the customer's Medicare plans or when the customer's purchase is not covered because of a deductible, co-payment, or other exclusion. Moreover, the DIMA calls for significant changes to the formulas the Medicare program uses to calculate its payments for prescription drugs, as well as introduction of managed care elements and changes to the administration of the drug benefit program. When fully implemented, these changes could exert downward pressure on prescription drug prices and payments by the government, even as the number of people who use the Medicare benefits to pay for prescription drugs increases. All of these factors could adversely affect our drug prices and dispensing fees, and ultimately could reduce our profit margins.
Recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending could adversely affect our business model, financial condition or results of operations.
Our results of operations and financial condition could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed the PPACA into law, which made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. However, certain provisions in the PPACA, such as the establishment of the Independent Payment Advisory Board, could cause us to face reduced reimbursement rates that would adversely affect our business model.
The PPACA may also adversely affect payors by increasing their medical cost trends, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas, although the extent of this impact is currently unknown.
It is possible that following the inauguration of President-elect Trump on January 20, 2017, legislation will be introduced and passed by the Republican-controlled Congress repealing the PPACA in whole or in part and signed into law by President Trump, consistent with statements made by him during his presidential campaign indicating his intention to do so within a short time following his inauguration.  Because of the continued uncertainty about the implementation of the PPACA, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the PPACA or its repeal on our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.

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
Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by these products and may require us to take actions such as product recalls. Any such product liability claim or product recall may result in adverse publicity regarding us and the products we sell, which may harm our reputation. If we are found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims, and our reputation could suffer, any of which could harm our business. Our current suppliers do not, and future suppliers may not, indemnify us against product liability. Further, our liability insurance may not be adequate to protect us from all liability that may be imposed as a result of these claims, and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition of product liability that is not covered by supplier indemnification or our insurance could harm our business, financial condition, and operating results.  We do not have supplier indemnification clauses with our current suppliers.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and disrupt our business operations.
We accept payments using a variety of methods, including checks, credit cards, debit cards, and potentially other technologies in the future. Acceptance of these payment methods subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change in the future, which could make compliance more difficult or costly. For certain payment options, including credit and debit cards, we pay interchange and other fees, which could increase periodically thereby raising our operating costs.
We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and various other forms of electronic payment. If these companies are unable to provide these services to us, or if their systems are compromised, our operations could be disrupted. The payment methods that we offer also expose us to potential fraud and theft by persons seeking to obtain unauthorized access to, or exploit any weaknesses in, the payment systems. If we fail to abide by applicable rules or requirements, or if data relating to our payment systems is compromised due to a breach or misuse, we may be responsible for any costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees. In addition, our reputation and ability to accept certain types of payments could each be harmed resulting in reduced sales and adverse effects on our results of operations.
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
In order to execute our business plan, we must be able to keep our existing management and professionals and, when necessary, hire additional personnel who have the expertise we need. We cannot assure you that we will be able to this, and our failure to do so could have a material adverse effect on our business, results of operations and financial condition. We do not carry "key-person" life insurance on any employee of our company.
We are a public company and, as such, are subject to the reporting requirements of federal securities laws, which are expensive and may divert resources from other projects, thus impairing our ability to grow.
We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). Compliance with these obligations requires significant time and resources from our management and increases our legal, insurance and financial compliance costs. It is also time consuming and costly for us to develop and implement the internal controls and reporting procedures required by Section 404 of the Sarbanes- Oxley Act. If we are unable to comply with the requirements of the Sarbanes-Oxley Act, it may preclude us from keeping our filings with the SEC current. Non-current reporting companies may be subject to various restrictions, such as the inability to be quoted on the OTCQB Market.

Risks Related to Our Common Stock
Our common stock may be considered a "penny stock" and may be difficult to sell.
The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been below $5.00 per share and therefore we are designated as a "penny stock" per SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is now quoted on the OTCQB Market, our stockholders may find it difficult to find few buyers to purchase the stock or a lack of market makers to support the stock price.
Our stock price may continue to be volatile and may decrease in response to various factors, which could adversely affect our business and cause our stockholders to suffer significant losses.
Our common stock is illiquid, and its price has been and may continue to be volatile in the indefinite future. During 2016, the high and low sale prices of our common stock were $0.16 and $0.47, respectively. On December 31, 2016, the closing price of our common stock was $0.29. The price of our stock could fluctuate widely in response to various factors, many of which are beyond our control, including the following:
•     changes in our industry;

•     changes in government regulations related to our industry;

•     competitive pricing pressures;

•     our ability to obtain working capital;

•     major changes in our board of directors or management;

•     limited "public float" in the hands of a small number of persons, whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•     sales of our common stock;

•     our ability to execute our business plan;

•     operating results that fall below expectations;

•     publication of research reports or news stories about us, our competitors, or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•     loss of any strategic relationship;

•     threatened or actual litigation;

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

Shares of our common stock are traded on the over-the-counter markets, including the OTCQB market.  The average daily trading volume in our common stock is generally less than that of larger companies whose stocks are listed on an exchange and can often be sporadic and very limited. Given the limited and sporadic trading of our common stock, holders of our common stock may be unable to make significant sales of the common stock in a brief period of time. In addition, our common stock may be subject to significant price swings even when a relatively small number of shares are traded. We cannot predict the volume or prices at which our common stock will trade in the future.

Our officers, directors and 5% or greater stockholders have significant voting power.
Our executive officers, directors, and our 5% or greater stockholders beneficially own approximately 58.8% of our outstanding voting securities as of February 28, 2017. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.
 We could issue "blank check" preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.
 Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. To date, we have designated 200,000 of these shares as Series A Convertible Preferred Stock, 625,000 of these shares as Series B Convertible Preferred Stock, and 10,000 of these shares as Series C Preferred Stock, leaving 165,000 shares of "blank check" preferred stock available for designation and issuance. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.
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
We are currently experiencing operating losses and we are a growth company which uses its cashflows to operate and expand.  We intend to retain our future earnings, if any, to support operations and to finance expansion. Therefore, investors are not likely to receive any dividends on their common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located at 7107 Industrial Road, Florence, Kentucky, 41042 which also houses our inventory and our pharmacy and customer service operations. We occupy 28,494 square feet of office, storage, and warehouse space under a lease with a monthly rental range from $6,649 in 2017 to $7,124 in 2019.  The lease expires December 31, 2019.

Item 3. Legal Proceedings.

In the ordinary course of business, we may become subject to lawsuits and other claims and proceedings that might arise from litigation matters or regulatory audits. Such matters are subject to uncertainty and outcomes are often not predictable with assurance. Our management does not presently expect that any such matters will have a material adverse effect on the Company's consolidated financial condition or consolidated results of operations. We are not currently involved in any pending or threatened material litigation or other material legal proceedings nor have we been made aware of any penalties from regulatory audits except as disclosed in Note 9 and Note 13 of the consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock (symbol: HEWA) is currently quoted on the OTCQB Market.  The high and low closing prices for our common stock during each quarter for the last two calendar years are listed below:

	2016		2015
	High	Low	High	Low

First Quarter	$ 0.30	$ 0.16	$ 0.30	$ 0.08
Second Quarter	$ 0.42	$ 0.27	$ 0.23	$ 0.09
Third Quarter	$ 0.47	$ 0.25	$ 0.15	$ 0.09
Fourth Quarter	$ 0.42	$ 0.22	$ 0.33	$ 0.10

These bid and ask prices represent prices quoted by broker-dealers on the OTC Market.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Holders

As of March 9, 2017, there were 207 registered shareholders according to the records maintained by our transfer agent.  However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in street name.

Dividends

We have not declared or paid cash dividends on our common stock since our common stock has been listed on the OTC market. We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain any future earnings to finance our operations, growth and to repay our debt. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent on earnings, financial condition, operating results, capital requirements, any contractual restrictions, and other factors that our Board of Directors deems relevant. In addition, terms in our debt instruments and Certificate of Incorporation contain limitations on the ability to declare and pay cash dividends.

Recent Sales of Unregistered Securities

Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Reference is made to "Information Regarding Forward-Looking Statements" and Item 1A "Risk Factors" for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

HealthWarehouse.com, Inc. ("HEWA" or the "Company") is an online mail order pharmacy, licensed and/or authorized to sell and deliver prescriptions in 50 states to focus on the out-of-pocket prescription drug market, a market which is expected to grow to $80 billion in 2016. HealthWarehouse.com is currently 1 of 40 Verified Internet Pharmacy Practice Websites ("VIPPS") accredited by the National Association of Boards of Pharmacy ("NABP") and is the only VIPPS accredited pharmacy licensed in all 50 states and the District of Columbia that processes out-of-pocket prescriptions online.  The Company won the 2015 BizRate Circle of Excellence Award for outstanding customer service and satisfaction along with 186 other major online retailers, the fourth time since its inception and was prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top pharmacies for five commonly prescribed medications.  The Company markets a complete range of generic, brand name, and pet prescription medications as well as over-the-counter ("OTC") medications and products.
Consumers who pay out of pocket for their prescriptions include those with:
•     no insurance coverage;
•     high insurance deductibles or copays;
•     Medicare Part D plans with high deductibles;
•     Health Savings Accounts (HSA) or Flexible Savings Accounts (FSA);
•     insurance through the Affordable Care Act (ACA) with high deductibles; and
•     drug exclusions and quantity restrictions placed by insurance companies.

Our objectives are to utilize our proprietary technology to make the pharmaceutical supply chain more efficient and to pass the savings on to the consumer.  We are becoming known by consumers as a convenient, reliable, discount provider of over-the-counter products and prescription medications. We intend to continue to expand our product line as our business grows.
Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
	Year ended		Year ended
	December 31,	% of	December 31,	% of
	2016	Net Sales	2015	Net Sales

Net sales	$10,384,893	100.0	$7,018,137	100.0
Cost of sales	3,647,433	35.1	2,546,392	36.3
Gross profit	6,737,460	64.9	4,471,745	63.7
Selling, general & administrative	8,026,636	77.3	4,890,280	69.7
Loss from operations	(1,289,176)	(12.4)	(418,535)	(6.0)
Interest expense	119,027	1.0	208,147	3.0
Net loss	$(1,408,203)	(13.6)	$(626,682)	(9.0)
Net Sales
	Year ended December 31,		Change
	2016	2015	$	%

Prescriptions	$7,999,818	$5,021,382	$2,978,436	59.3
OTC Products	1,959,602	1,229,231	730,371	59.4
Other	425,473	767,524	(342,051)	(44.6)
Net Sales	$10,384,893	$7,018,137	$3,366,756	48.0

Net sales for the year ended December 31, 2016 increased due to increased core consumer prescription and over-the-counter sales.  Core prescription sales grew by $2,978,437 or 59.3% as the number of orders shipped increased 90,029 or 79.1% over the number shipped in 2015.  Core over-the-counter sales grew by $730,371 or 59.4% and orders grew by 64,302 or 76.2% due to advertising efforts and improved order fulfillment rates and customer satisfaction.  Other sales decreased by $342,051 as the result of a $476,239 decrease in B2B sales as the Company focused on higher margin sales partially offset by increased revenues for expedited freight services.

The Company has been able to purchase products in a timely manner and carry inventory of high sales volume products to fill incoming orders and improved order fill rates to less than three days for core prescription orders from the receipt of the order and under one and one-half days for over-the-counter orders.  We believe this has resulted in a significant increase in positive customer reviews from both new and repeat customers.

The Company was prominently featured in two nationally recognized consumer magazines during the fourth quarter of 2015 as having the lowest price among top Pharmacies for five commonly prescribed medications.  The favorable articles had an immediate positive impact on both consumer prescription orders and core over-the-counter orders as compared to order levels prior to the release of the article.  This trend in new customer acquisition growth has continued, which we believe will positively impact repeat customer orders in 2017 as the Company continues to focus on customer acquisition, conversion and retention through traditional marketing programs.

Cost of Sales and Gross Margin
	Year ended December 31,		Change
	2016	2015	$	%

Cost of sales	$3,647,433	$2,546,392	$1,101,041	43.2

Gross margin	$6,737,460	$4,471,745	$2,265,715	50.7

Gross margin %	64.9%	63.7%	1.2%	1.9%
Cost of sales, which reflects the purchased cost of the merchandise sold, were $3,647,433 for the year ended December 31, 2016 as compared to $2,546,392 for the year ended December 31, 2015, an increase of $1,101,041 or 43.2%, primarily because of the increase in order volume partially offset by improved costs realized through strategic purchasing efforts.
Gross margin percentage increased year-over-year from 63.7% for the year ended December 31, 2015 to 64.9% for the year ended December 31, 2016, primarily due to the improved cost discussed above, improved margins in our core consumer prescription and over-the-counter business and limited lower margin business-to-business sales.  Management will continue to focus its advertising and operational efforts on promoting and offering its higher margin product lines to consumers and strategic purchasing efforts to further improve costs.
Selling, General and Administrative Expenses
	Year ended December 31,		Change
	2016	2015	$	%

S G&A	$8,026,636	$4,890,280	$3,136,356	64.1

% of Net Sales	77.3%	69.7%
Selling, general and administrative expenses for the year ended December 31, 2016 includes $854,651 of nonrecurring costs related to the 2016 annual meeting proxy materials and severance for departing executives.  Other increases and decreases in selling, general and administrative expenses are as follows:
Increases in selling, general and administrative expenses for the year ended December 31, 2016 included the following:

(a)
salaries and related payroll taxes expense increased $991,795 after excluding $276,167 of severance pay for departing executives. The increase in salaries expense is primarily the result of increased staffing to process higher levels of call and order volumes, increased time requirements of pharmacy staff to process the higher level of new customer orders and the addition of the Chief Financial Officer in 2016;

(b)	freight costs and shipping supplies expense increased $531,230 and $77,431, respectively, due to higher order volume and higher expedited shipping costs;

(a)	legal expenses increased $521,269 which included $370,119 of expenses related to proxy materials for the 2016 annual meeting;
(b)	shareholder expense increased $193,284 as the result of higher expenses related to the solicitation of votes a contested director election at the 2016 annual meeting;
(c)	credit card processing fees increased $151,078 directly related to the increase in order volume;
(d)	adverting expense increased $138,420 because of higher volumes of customers visiting our website through targeted online marketing channels;
(e)	software engineering and maintenance costs increased $131,085 due to additional outsourcing of projects; and
(f)	the local and state income and property tax expense increase of $101,175 included $78,942 of tax expense resulting from the settlement of previous years' taxes.
The above increases in expenses were partially offset by the following decreases:

(a)	accounting services decreased by $65,939 primarily related to the hiring of the Company's Chief Financial Officer in 2016;
(b)	depreciation and amortization expense was $34,766 lower in 2016; and
(c)	rent expense was $37,014 lower in 2016 resulting from a reduction in rented space during 2015.
We believe that our selling, general and administrative expenses will continue to increase as our order volume continues to grow, primarily in salary, advertising, freight, shipping supplies, and credit card expenses. We will continue to focus on controlling costs and improving efficiencies of our personnel to limit the growth in expenses.

Interest Expense
Interest expense was $119,027 and $208,147 in the years ended December 31, 2016 and 2015, respectively. The decrease of $89,120 or 42.8%, is due to a decrease in amortization of debt discounts partially offset by higher notes payable balances during the year ended December 31, 2016.

Non-GAAP Financial Measures
Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Our measure of Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization ("Adjusted EBITDA") within this Annual Report on Form 10-K meets the definition of non-GAAP financial measures.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

We believe Adjusted EBITDA, a financial measure not included in accounting principles generally accepted in the United States of America ("GAAP"), is useful in evaluating our operating performance compared to that of other companies in our industry, as this metric generally eliminates the effects of certain nonrecurring and other items that may vary for different companies for reasons unrelated to overall operating performance. We believe that:

•      Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•      Adjusted EBITDA is useful because it excludes non-cash charges, such as depreciation and amortization, stock-based compensation and one-time charges, which the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly between periods.

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

The following provides a reconciliation from Net loss, the most directly comparable GAAP operating performance measure to our non-GAAP Adjusted EBITDA:

	Year Ended December 31,
	2016	2015

Net loss	$(1,408,203)	$(626,682)
Non-GAAP adjustments:
Interest expense	119,027	208,147
Depreciation and amortization	149,553	184,320
Stock-based compensation	327,202	320,366
Proxy solicitation costs	578,484	-
Severance	276,167	-

Adjusted EBITDA	$42,230	$86,151

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

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through debt and equity financings and advances from stockholders.  As of December 31, 2016, we had a working capital deficiency of $4,638,304 and an accumulated deficit of $32,909,837.  During the years ended December 31, 2016 and 2015, we incurred net losses of $1,408,203 and $626,682 and used cash in operating activities of $116,830 and $548,281, respectively. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the date that financial statements are issued.

In 2016, we financed the net loss of $1,408,203 through a combination of increased borrowings from the Company's senior lender and through increased accounts payable. On July 28, 2016, the Company entered into an exchange agreement with Dellave Holdings,Inc. by which it extinguished accounts payable from the Company held by Dellave in the amount of $698,594 in exchange for 2,253,528 shares of common stock of the Company. The shares of common stock were valued based on the closing market price of $0.31 per share of common stock on July 27, 2016.

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

The Company's Senior Note came due and the lender has extended until March 30, 2017, at which time the Company expects to refinance.  The Senior Note's current outstanding balance along with the current outstanding amount of the subordinated Promissory Note total $1.3 million. This exceeds the Company's Series B Preferred shares $1,000,000 maximum permitted amount by $300,000. The Series B Preferred has granted that the permitted maximum debt be $1.3 million through March 30, 2017 as well. Although the Series B Preferred has granted a waiver to the $1,000,000 million limitation, it is unlikely that the Series B Preferred will continue to extend this limitation beyond March 2017.

To refinance its current outstanding debt, the Company will most likely need to raise equity of at least $300,000 unless the Company's Series B Preferred shareholders agree to grant that the permitted maximum debt continue to be $1.3 million. The Company also has a large balance of currently due payables and other liabilities including the redemption of the Series C Redeemable Preferred Stock.  The Company intends to negotiate alternate payment means, which might involve additional equity, and in part the use positive cash flow it expects to generate from operating activities to reduce its payables. The use of operating cash flow to retire these liabilities may affect the Company's ability to grow.

There is no assurance that additional financing will be available or that management will be able to obtain financing on terms acceptable to us and whether we will become profitable and generate positive operating cash flow. If we are unable to raise sufficient additional funds, we must develop and implement a plan to further extend payables, extend note repayments, extend the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If we are unable to obtain financing on a timely basis, we could be forced to sell our assets, discontinue our operations, and/or seek reorganization under the U.S. bankruptcy code.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. However, the report of our independent registered public accounting firm raises substantial doubt about the Company's ability to continue as a going concern.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2016 and 2015, the Company had cash on hand of $3,828 and $11,217, respectively.  Our cash flow from operating, investing and financing activities during these periods were as follows:

	Year ended December 31,		Change
	2016	2015	$
Net cash provided by (used in):
Operating activities	$(116,830)	$(548,281)	$431,451
Investing activities	(121,570)	25,697	(147,267)
Financing activities	231,011	27,782	203,229

Net decrease in cash	$(7,389)	$(494,802)	$487,413

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was primarily the result of the Company's net loss of $1,408,203.  The use of operating cash was partially offset of $392,481 of non-cash expenses including depreciation and amortization and stock-based-compensation.  Total cash provided by changes in working capital of $898,892 was the result of significant increases in the balances of accounts payable and accrued expenses primarily the result of $567,972 of unpaid proxy solicitation and severance costs as of December 31, 2016.

Net cash used in operating activities during 2015 was $548,281.  This amount included a decrease in operating cash related to a net loss of $626,682, partially offset by aggregate non-cash adjustments of $525,222, plus aggregate cash used by changes in operating assets and liabilities of $446,821, primarily a result of a reduction in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016, was $121,570 resulting from a $98,167 increase in cash held as collateral by the senior lender (restricted cash), capitalized web development costs of $13,700 and capital expenditures of $9,703.

Net cash provided by investing activities for the year ended December 31, 2015 was $25,697 and was due to the release of $145,000 of the reserve required by the credit card processor offset by a $95,000 increase in cash held as collateral (restricted cash) by the senior lender, capitalized web development costs of $17,972 and capital expenditures of $6,331.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016, was $231,011, primarily the result of $308,911 of borrowings under the Company's Senior Note.  The Company also made $33,590 of payments on a related party notes payable and $46,143 of equipment lease payments.

Net cash provided by financing activities for the year ended December 31, 2015 was $27,782. Cash was provided by $250,000 of proceeds from the Company's Senior Note, partially offset by repayments of notes payable of $158,117 and payments on equipment leases of $64,101.

Critical Accounting Policies and Estimates
Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets and website development costs, the valuation allowance related to deferred tax assets, the valuation of equity instruments and debt discounts, and contingencies.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out method and market is defined as the lower of replacement cost or realizable value. As part of the valuation process, inventory reserves are established to state excess and slow-moving inventory at their estimated net realizable value.

Revenue Recognition

Revenues for the sale of products are recognized when persuasive evidence of performance is executed, shipment has occurred, the fee is fixed and determinable and collectability is reasonably assured.  The Company defers revenue when cash has been received from the customer but shipment has not yet occurred.  Such amounts are reflected as deferred revenues in the accompanying consolidated financial statements.

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award. The fair value of the stock-based payment awards is estimated utilizing the Black-Scholes option model.  The Company employs data from NASDAQ and conventional valuation techniques in its valuations of stock-based compensation. For employees and directors, the award is measured on the grant date. For non-employees, the award is measured on the grant date and is then remeasured at each vesting date and financial reporting date. We recognize the estimated fair value of the award as compensation cost over the requisite service period of the award, which is generally the option vesting term.  The Company generally issues new shares of common stock to satisfy option and warrant exercises.
The volatility component of this calculation is derived from the historical trading prices of the Company's own common stock.  The Company accounts for the expected life of options in accordance with the "simplified" method for "plain vanilla" share options.  The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.
Recently Issued Accounting Pronouncements
See Note 3 – Summary of Significant Accounting Policies in the consolidated financial statements for the year ended December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required hereby are located on pages 52 through 78.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Principal Financial Officer has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

As of December 31, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and identified material weaknesses.  Consequently, they concluded our internal controls were not effective.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

As of December 31, 2016, the material weakness that remains is the lack of accounting personnel with sufficient experience with United States generally accepted accounting principles to address the accounting for complex transactions due to the lack of a full-time Chief Financial Officer.  Therefore, based on this evaluation, management has concluded that as of December 31, 2016, our disclosure controls were not effective.  We believe that to fully remediate this weakness, the Company will need to retain a full-time Chief Financial Officer with assistance from external consultants with sufficient qualifications and experience to develop a plan and remediate this weakness.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed above.

Item 9B. Other Information.
On March 3, 2017, we reported on Form 8-K that the lender under the Senior Note agreed to extend the maturity date of the Senior Note from February 28, 2017 to March 31, 2017. We are hereby amending the Form 8-K report to disclose that the lender has agreed to extend the maturity date to March 30, 2017, not March 31, 2017. No other changes to the Form 8-K are being made hereby.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors during the year ended December 31, 2016 and as of March 10, 2017 are as follows:

Name	Age	Position

Current executive officers and directors:

John C. Pauly	56	Chief Operating Officer, Interim President and Chief Executive Officer

Brian A. Ross	59	Director

Mark D. Scott	46	Director

Dr. Steven J. Weiss	62	Director

Joseph Heimbrock	61	Director

J. Robert Smyjunas, Jr.	53	Director

Former executive officers and directors:

Jeffrey T. Holtmeier	58	President, Chief Executive Officer and Director

Lalit Dhadphale	45	President, Chief Executive Officer and Director

Daniel Seliga	51	Chief Operating Officer and Chief Financial Officer

Youssef Bennani	50	Director

Joseph Savarino	47	Director

Ambassador Ned L. Siegel	65	Director

On April 20, 2016, MVI Partners, LLC ("MVI Partners"), acquired 95.7% of the issued and outstanding Series B Preferred Stock, with certain of the former holders thereof.  The terms of the Series B Preferred Stock provide the holders of Series B Preferred Stock to elect one director to the Board of Directors of the Company.  On April 27, 2016, MVI Partners notified the Company that it was nominating Joe Heimbrock, the Managing Member of MVI Partners, to the Board of Directors of the Company.  Accordingly, Mr. Heimbrock was elected to the Board of Directors of the Company.
On September 2, 2016, the Company's shareholders elected four new directors, Mr. Jeffrey T. Holtmeier, Mr. Brian A. Ross, Mark D. Scott and Dr. Stephen Weiss, who had run as an alternative slate to the slate the Company had recommended to its shareholders. The former directors had served as directors since the Company's annual meeting in 2015.

On September 9, 2016, after the election of the new Board of Directors, the Company's Chief Financial Officer, Mr. Daniel Seliga, tendered his resignation which the Board of Directors of the Company subsequently accepted.  Mr. Seliga's separation from the Company was effective October 9, 2016.

On September 13, 2016, after the election of the new Board of Directors, the Company's Chief Executive Officer, Mr. Lalit Dhadphale, tendered his resignation which the Board of Directors of the Company subsequently accepted. Mr. Dhadphale's separation from the Company was effective October 13, 2016.

On October 11, 2016, the Board of Directors of the Company appointed Mr. Jeffrey T. Holtmeier as the President and Chief Executive Officer of the Company.

On January 16, 2017, Mr. Jeffrey T. Holtmeier, President and Chief Executive Officer of the Company, left the Company and in connection with his departure, has also resigned his position as a director of the Company.

 On January 18, 2017, the Board of Directors of the Company appointed John C. Pauly as the Chief Operating Officer and interim President and Chief Executive Officer of the Company.

On January 30, 2017, The Board of Directors of the Company elected Mark D. Scott as Chairman of the Company's Board of Directors.

On February 6, 2017, the Board of Directors of the Company appointed J. Robert Smyjunas, Jr. as a member of the Board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our current executive officers and directors are as follows:

John C. Pauly, prior to joining the Company, Mr. Pauly was the Chief Operating Officer of Specialty Medical Drugstore, and led commercial operations for both Acton and Merz Pharmaceuticals. Mr. Pauly also spent 12 years at Sepracor, where he was responsible for the strategy and operational aspects of Sepracor's customer base. Before joining Sepracor, Mr. Pauly has also held similar positions at Richwood Pharmaceuticals (Shire Pharmaceuticals) and Centocor (J&J). Mr. Pauly also served as a consultant to Praso from 2015 until March 2016.

Mr. Pauly brings extensive pharmaceutical experience to the management of the Company and his vast industry knowledge, together with his management experience, make him a highly qualified executive officer of the Company.

Brian A. Ross, is the Principal of Mid-Market Growth Partners. Mr. Ross started the company in 2014 to provide consulting services and rigorous analytical tools to assist clients in achieving their strategic objectives and to improve their financial results. In 2013, Mr. Ross founded AssuredMedPay, a healthcare start-up focused upon streamlining the payment process for individual responsible claims of corporate sponsored medical plans. Previously, Mr. Ross served as President (2010-2011) and President and CEO (2011-2012) of KnowledgeWorks, an educational non-profit that provides innovative teaching pedagogies. Prior to joining KnowledgeWorks, Mr. Ross served both as the COO and CFO as part of his 13-year tenure at Cincinnati Bell.  Mr. Ross currently serves as a director of Alaska Communications Systems and Otelco, Inc. He serves as the Compensation Committee Chair and Audit Committee member for Alaska Communications and serves as both a member of the audit and compensation committees for OTEL. Mr. Ross previously served as a director and Audit Committee Chair for the Journal Media Group from its inception in April 2015 until its sale to Gannett in April 2016.
Mr. Ross's broad financial experience and expertise in analyzing, evaluating, and preparing financial statements and dealing with a broad and complex array of accounting issues, makes his role with the Company invaluable.
Mark D. Scott, is a licensed pharmacist, and a successful entrepreneur in the both the mail order/on-line pharmacy and call center industries. Mark earned his BSc (Pharm) from the University of Manitoba in 1998.  In 2002, Mr. Scott was a co-founder and President of Glenway Pharmacy, a mail order pharmacy in Winnipeg, Canada. Mr. Scott also co-founded "Goodway Management and Call Center" a company that specialized in mail order pharmaceutical sales to consumers. Mr. Scott also launched a near shore call center on the island of Barbados that also specialized in mail order pharmacy retailing. In 2012, Mark co-founded KpiConnect, a call center company that has no relation to the pharmacy industry.  Since 2012, Mr. Scott has been President and a director of Cormag Holdings Ltd., an investment firm based in Winnipeg, Canada.

Mr. Scott's vast industry knowledge and experience as a currently licensed pharmacist and founder and entrepreneur of various mail-order pharmacy and drug wholesale businesses, makes him an invaluable member of the board.

Dr. Stephen J. Weiss, graduated from the University of Manitoba School of Dentistry in 1977. Dr. Weiss established a dental practice upon graduation at the age of twenty-three that grew to thirty employees and in the top 1% of dental practices in the city of Winnipeg, Manitoba. In December of 1978, Dr. Weiss began a tandem career in real estate investment and development in Scottsdale, Arizona and in 1998, with both businesses flourishing, he and his family elected to pursue the real estate business on a full-time basis, establishing full time residence in Scottsdale, Arizona. Dr. Weiss's real estate investments and developments are primarily focused in the Arizona market and secondarily in the Las Vegas, Nevada and Lafayette, Colorado markets. Dr. Weiss is currently President of Sovereign Group of Companies, Inc. a real estate development and investment company. Dr. Weiss became a US citizen in July of 2003.

Dr. Weiss brings years of business experience to the Board and his entrepreneurship and management experience lend valuable skills to the Company.

Joseph Heimbrock, has served as the Regional General Manager in Ohio for Rush Enterprises, Inc., which is headquartered in New Braunfels, Texas, since January 2013. Rush Enterprises owns and operates the nation's largest network of commercial vehicle dealerships, including new and used trucks through its Rush Truck Centers. Prior thereto, Mr. Heimbrock was Vice President of MVI Enterprises, the largest truck dealership network in Ohio which was purchased by Rush Enterprises in 2012. Mr. Heimbrock has over 30 years of business experience in the commercial trucking industry, including sales, marketing and operational management. Mr. Heimbrock has a Bachelor of Science in Accounting.

Mr. Heimbrock brings to the Board extensive business and financial expertise particularly in analyzing and evaluating accounting standards, which makes his service on the Board invaluable to the Company.
Robert Smyjunas, is the Chief Executive Officer, President and Founder of Vandercar Holdings, Inc., a Cincinnati-based commercial real estate development company. Mr. Smyjunas has over 28 years of experience in the commercial real estate industry, which involves, among other things, the successful development of commercial office, retail, industrial and mixed use developments in seven different states, valued at more than $700 million. In August 2011, Mr. Smyjunas filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, which related in large part to his personal guarantee of a loan made in connection with a commercial real estate investment.
Mr. Smyjunas' vast experience in the real estate development world, including his experience in financing, consumer services, budgeting and planning adds value to the Company's Board.
All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are appointed annually by the Board of Directors and serve at the discretion of the board.

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Brian Ross (Chair), Mark Scott and Dr. Stephen Weiss.  The functions of the Audit Committee include the retention of our independent registered public accounting firm, reviewing and approving the planned scope, proposed fee arrangement and results of the Company's annual audit, reviewing the adequacy of the Company's accounting and financial controls and reviewing the independence of the Company's independent registered public accounting firm. Our Board has determined that all members of the Audit Committee meet the independence requirements of the SEC. Our Board has also determined that Brian Ross qualifies as an "audit committee financial expert," as defined in SEC rules. Mr. Ross, on behalf of the Audit Committee, meets with the Company's independent auditors on a formal basis at least quarterly, in addition to a number of informal meetings throughout the year.

Compensation Committee

Our Compensation Committee of the Board of Directors consists of Robert Symjunas (Chair) and Brian Ross. The function of the Compensation Committee is to recommend to the full Board of Directors the compensation to be offered to our executive officers and the compensation to be offered to our directors. The Compensation Committee also administers our 2009 Incentive Compensation Plan and our 2014 Equity Incentive Plan, and recommends and approves grants of stock options and restricted stock under that plan.

Governance and Nominating Committee

Our Governance and Nominating Committee of the Board of Directors consists of Dr. Stephen Weiss (Chair), Mark Scott, and Joe Heimbrock.  The function of the Governance and Nominating Committee is, among other things, to identify individuals to become members of the Board, periodically reviews the size and composition of the Board, evaluates the performance of Board members, makes recommendations regarding the determination of a director's independence, recommends committee appointments and chairpersons to the Board, periodically reviews and recommends to the Board updates to the Company's Corporate Governance Guidelines and related Company policies.

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

Legal Proceedings

See Item 3 for disclosure of material proceedings to which any of directors, executive officers, affiliates, or stockholders is a party adverse to us.

Family Relationships

There are no family relationships among our executive officers and directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms, except as otherwise set forth below, the Company believes that all applicable Section 16(a) filing requirements were satisfied during calendar year 2016.

Section 16 Insider	Type of Late Report	Date Report Required	Date Report Filed

Daniel Joseph Seliga	Form 3	1/13/2016	1/19/2016
Joe Heimbrock/MVI Partners, LLC	Form 3	4/22/2016	4/29/2016
Joseph Savarino	Form 4	7/8/2016	7/12/2016
Ned Siegel	Form 4	7/8/2016	7/12/2016
Bennani Youssef	Form 4	7/8/2016	7/13/2016
Joe Heimbrock/MVI Partners, LLC	Form 4	7/8/2016	7/14/2016
Rx Investor Value Corp.	Form 3	7/26/2016	8/19/2016
Jeffrey Holtmeier	Form 3	7/26/2016	8/19/2016
Brian Ross	Form 3	7/26/2016	8/19/2016
Cormag Holdings, Ltd./Mark D. Scott	Form 3	7/26/2016	8/23/2016
Bruce Bedrick	Form 3	7/26/2016	8/23/2016
Osgar Holdings Ltd./Hong Penner	Form 3	7/26/2016	8/24/2016
Robert Smyjunas	Form 3	7/26/2016	8/24/2016
SCW Holdings, LLP/Stephen Weiss	Form 3	7/26/2016	8/25/2016
Cape Bear Partners, LLC/Lynn Peppel	Form 3	7/26/2016	8/25/2016
Patrick Edward Delaney	Form 3	7/26/2016	8/26/2016
Mark D. Scott	Form 3	9/7/2016	9/12/2016

Stockholder Recommendations of Board Nominees

In nominating candidates for election as a director, the Board will consider candidates recommended by stockholders who satisfy the notice, information and consent provisions set forth in our Amended and Restated Bylaws. Stockholders who wish to recommend a candidate may do so by writing to the Board of Directors in care of the Corporate Secretary, at HealthWarehouse.com, 7107 Industrial Road, Florence, Kentucky 41042. The Board will use the same evaluation process for director nominees recommended by stockholders as it uses for other director nominees. A copy of our Amended and Restated Bylaws may be obtained by any stockholder upon request to our Corporate Secretary or through the SEC's website at www.sec.gov.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for 2016 and 2015 for each of our Named Executive Officers during the years shown. No other NEO had total compensation of $100,000 or more in 2016.  Except as provided below, none of our NEOs received any other compensation required to be disclosed by law or in excess of 10% of their total annual compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jeffrey T. Holtmeier (4) President, Chief Executive and Financial Officer	2016	53,061	43,750	35,495	-	132,306
Lalit Dhadphale (2) President, Chief Executive Officer	2016 2015	128,419 150,000	- -	- 11,761	-	128,419 161,761
Daniel Seliga (3) Chief Operating Officer and Chief Financial Officer	2016	135,000	-	-	-	135,000

(1)
The amounts in the "Option Awards" column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718. The assumptions we used to calculate these amounts are discussed in the notes to our consolidated financial statements included in this report on Form 10-K.

(2)	Mr. Dhadphale's resignation from the Company was effective October 13, 2016.
(3)	Mr. Seliga's employment with the Company was effective January 1, 2016 and his resignation from the Company was effective October 9, 2016.
(4)	Mr. Holtmeier's employment with the Company was effective October 11, 2016 and his resignation from the Company was effective January 16, 2017.

Narrative Disclosure to the Summary Compensation Table

Recent Developments

Effective January 16, 2017, the Company's Chief Executive Officer (Jeffrey Holtmeier) tendered his resignation to the Board to pursue other interests. In connection with his departure, Mr. Holtmeier also resigned his position as a director of the Company. Mr. Holtmeier also entered into a separation and release agreement with the Company, pursuant to which Mr. Holtmeier will be paid his annual salary through the date of resignation along with an annual bonus for the 2016 fiscal year.

Effective January 18, 2017, the Company appointed John Pauly as the Chief Operating Officer and interim President and Chief Executive Officer of the Company. Mr. Pauly entered into an employment agreement with the Company, which provides for an annual salary of $100,000 through the term of the agreement, which terminates December 31, 2017 unless earlier terminated pursuant to the terms thereof.

Effective February 6, 2017, the Board elected Robert Smyjunas as a member of the Board to serve as director until the next annual meeting of stockholders. Mr. Smyjunas was subsequently appointed as Chairman of the Compensation Committee and qualifies as an independent director.

The goal of our executive compensation program is to attract and retain qualified individuals and motivate those individuals to perform at the highest of professional levels and to contribute to our growth and success. Due to our limited resources, we currently have only one named executive officer.

Consistent with the size and nature of our Company, our executive compensation program is simple, consisting of a base salary and long-term equity awards in the form of stock options.

Base Salary: The Compensation Committee or the Board reviews the base salaries of our named executive officers at least annually. The annual base salary of our named executive officers is reflected in the Summary Compensation Table.

Long-Term Incentive Awards: The Board has a policy to issue long-term equity awards in the form of stock options. Our long-term equity awards align the interests of our named executive officers with those of our stockholders, thereby creating an incentive to build stockholder value and acting as a retention tool.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards outstanding at December 31, 2016, for each of the executive officers named in the Summary Compensation Table above:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jeffrey T. Holtmeier Chief Executive Officer and President	125,000	-	0.29	(1)

(1)	Any unexercised options will terminate April 15, 2017 as a result of Mr. Holtmeier's resignation on January 16, 2017.

Employment Agreements

On January 11, 2016, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Daniel Seliga.  The terms of the Employment Agreement include a term of two years beginning on January 1, 2016 with an extension provision, the titles and positions of Chief Operating Officer and Chief Financial Officer, an initial base salary of $150,000 per year, subject to certain bonus and severance provisions.  Mr. Seliga's agreement is bound by restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.  See Note 7 – Changes in Board of Directors and Management Changes to the consolidated financial statements for additional information.

On May 9, 2016, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Lalit Dhadphale.  The terms of the Employment Agreement include a term of two years beginning on January 1, 2016 with an extension provision, the titles and positions of Chief Executive Officer and President, an initial base salary of $175,000 per year, subject to certain bonus and severance provisions.  Mr. Dhadphale's agreement is bound by restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.  See Note 7 – Changes in Board of Directors and Management Changes to the consolidated financial statements for additional information.

On October 11, 2016, the Board of Directors of the Company appointed Jeffrey T. Holtmeier as the President and Chief Executive Officer of the Company. Subsequently, the Company and Mr. Holtmeier entered into a written agreement outlining compensation and other terms of Mr. Holtmeier's employment.  Mr. Holtmeier will be paid an annual salary of $175,000, and will have an annual bonus target of 100% of base salary, with the amount of bonus to be determined according to the Company achieving certain financial metrics. Mr. Holtmeier was also granted options under the Company's Long Term Incentive Plan to purchase 125,000 shares of the Company's common stock, at a price of $0.29 per share, which was the closing price for the Company's common stock on the date of grant. Mr. Holtmeier's agreement contained other provisions which no longer apply due to his resignation in January 2017.  See Note 13 – Subsequent Events to the consolidated financial statements for additional information.

On January 18, 2017, the Board of Directors of the Company, appointed John C. Pauly as the Chief Operating Officer and interim President and Chief Executive Officer of the Company. Subsequently, the Company and Mr. Pauly entered into a written agreement outlining compensation and other terms of Mr. Pauly's employment.  Mr. Pauly will be paid an annual salary of $100,000. The term of Mr. Pauly's employment shall be for a period commencing on January 18, 2017, and continuing through the close of business on December 31, 2017, unless and until terminated as hereinafter provided. The Agreement shall renew for subsequent one (1) year terms unless terminated by either party as provided herein.

Severance and Change in Control Arrangements

On September 9, 2016, the Board received a letter from Daniel Seliga notifying the Board of Mr. Seliga's intent to resign as Chief Operating Officer and Chief Financial Officer of the Company due to the Board's recent change in control. Mr. Seliga's employment agreement provides for voluntary termination by Mr. Seliga upon "good reason," in which case Mr. Seliga is entitled to any earned but unpaid base salary through the date of termination, any unreimbursed business expenses as of the date of termination and severance pay equal to six months of the current base salary, payable in equal installments over a six-month period following the date of termination. Pursuant to Mr. Seliga's employment agreement, the severance to be paid to Mr. Seliga as a result of his termination for good reason is $75,000.

On September 13, 2016, the Board received a letter from Lalit Dhadphale notifying the Board of Mr. Dhadphale's intent to resign as Chief Executive Officer of the Company due to the Board's recent change in control. Mr. Dhadphale's employment agreement provides for voluntary termination by Mr. Dhadphale upon "good reason," in which case Mr. Dhadphale is entitled to any earned but unpaid base salary through the date of termination, any unreimbursed business expenses as of the date of termination and severance pay equal to twelve months of the current base salary, payable in equal installments over a twelve-month period following the date of termination.  On March 15, 2017, the Company reached an agreement with Mr. Dhadphale to pay to him $200,000, which is in full settlement of all amounts due to him under his employment contract. See Note 13 - Subsequent Events to the consolidated financial statements for additional information.

Mr. Holtmeier's employment agreement provides that after one year of employment, he will be eligible for severance equal to six months of his salary in the event his employment is terminated by the Company for any reason other than good cause, or if Mr. Holtmeier terminates his employment for good reason, as defined in the employment agreement. Pursuant to Mr. Holtmeier's resignation and entry into a separation and release agreement with the Company, Mr. Holtmeier is entitled to his annual salary through the date of his resignation as well as an annual bonus for 2016 in the amount of $43,750 and the reimbursement of expenses upon submission of proper documentation of $66,950.
Director Compensation

In July 2015, the Compensation Committee approved a revision to the director compensation plan, changing the monthly cash compensation to $3,000 per director and the quarterly stock option grants under our stock option plans with a grant date value $9,000 per director.

In April 2016, the Compensation Committee approved an increase in the quarterly stock option grant date amount to $15,000 per director.

On November 2, 2016, the Board of Directors of the Company set independent director compensation at $65,000 annually, such compensation to be effective beginning in the third quarter of 2016.  So long as such director is still serving on the Board, director compensation will be paid quarterly in the form of a cash payment of $3,000 and a grant of options to purchase shares of the Company, vesting immediately, with the exercise price equal to the closing price for the Company's Common stock on the last trading day immediately prior to the date of grant. In addition, the chair of the Audit Committee will receive an additional monthly payment of $2,000, payable quarterly, until the Company has retained a Chief Financial Officer.
On January 4, 2017, the Compensation Committee approved the issuance of shares of the Company's common stock equal to $13,250 instead of a grant of options to purchase shares of the Company as quarterly non-cash compensation for non-employee directors effective beginning in the third quarter of 2016. The Committee has yet to set a date to grant shares related to the third and fourth quarters of 2016. The Compensation Committee also approved that for subsequent quarterly periods that the  number of shares issued will be determined by dividing the amount of non-cash compensation of $13,250 by the closing price for a share of the Company's common stock on the first Thursday of the month following the applicable quarter. The amounts owed to the directors for their service during the third and fourth quarter of 2016 has been accrued at December 31, 2016.
Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees on which they may serve.

The table below summarizes the compensation we paid to non-management directors for the year ended December 31, 2016:

2016 DIRECTOR COMPENSATION

	Cash	Option	Total
	Compensation	Awards	Compensation
Name	($)	($) (2)	($)

Current Directors
Joseph Heimbrock (1)	16,000	32,951	48,951
Brian A. Ross (1)	12,000	-	12,000
Mark Scott (1)	4,000	-	4,000
Dr. Stephen Weiss (1)	4,000	-	4,000

Former Directors
Joseph Savarino (2)	24,000	37,782	61,782
Youssef Bennani (2)	24,000	37,782	61,782
Ned Siegel (2)	24,000	37,782	61,782

(1)
In connection with the current director's annual service on our Board, (i) on July 6, 2016 we granted options to Mr. Heimbrock to purchase 30,728 shares of our common stock at an exercise price of $0.35 per share, and with a term of ten years. The options immediately vested on the grant date; (ii) the non-cash compensation portion of director fees for the third and fourth quarter of 2016 will be settled in 2017. See above note.

(2)
In connection with the former director's annual service on our Board, (i) on January 13, 2016 we granted options to each director to purchase 38,218 shares of our common stock at an exercise price of $0.24 per share, and with a term of ten years. The options immediately vested on the grant date; (ii) on April 8, 2016 we granted options to each director to purchase 31,616 shares of our common stock at an exercise price of $0.29 per share. The options immediately vested on the grant date; (iii) on July 6, 2016 we granted options to purchase 43,692 shares of our common stock at an exercise price of $0.35 per share, and with a term of ten years. The options immediately vested on the grant date; and (iv) on November 9, 2016 we granted options to purchase 13,953 shares of our common stock at an exercise price of $0.35 per share, and with a term of ten years.  The options immediately vested on the grant date.

(3)	The amounts in the "Option Awards" column reflect the dollar aggregate grant date fair value computed in accordance with ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The 2009 Incentive Compensation Plan (the "2009 Plan") was approved on May 15, 2009 and June 4, 2009, and the increase in the total number of shares of common stock issuable pursuant to the 2009 Plan to 2,881,425 shares was approved on October 4, 2010 and September 20, 2011, by the Board of Directors and the Stockholders, respectively.

The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations, during any fiscal year of our Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12- month performance period is $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Board, except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation right are determined by the Board, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant. As of December 31, 2016, stock options to purchase up to 245,450 shares of common stock have been awarded under the 2009 Plan, with exercise prices ranging from $0.53 to $6.99 per share, of which all options are exercisable. All of these options have either a five or ten-year term.

Following the approval of the Board of Directors and stockholders of record as of August 25, 2014, the Company adopted the 2014 Equity Incentive Plan (the "2014 Plan") which made a total of 6,000,000 shares of common stock authorized and available for issuance pursuant to awards granted under the 2014 Plan.

The 2014 Equity Plan limit imposes individual limitations on the amount of certain awards. Under these limitations during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2014 Plan may not exceed 1,500,000 shares, subject to adjustment in certain circumstances. The maximum number of shares that may be awarded that are not subject to performance targets is an aggregate of 1,200,000 shares.   The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Board of Directors or committee of the Company's Board of Directors designated to administer the 2014 Plan (the "Committee"), except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant.  As of December 31, 2016, stock options to purchase up to 1,048,754 shares of common stock have been awarded under the 2014 Plan, with exercise prices ranging from $0.09 to $0.35 per share, of which 558,754 are exercisable. All of these options have a ten-year term.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016, with respect to the shares of common stock that may be issued under our existing equity compensation plan.
Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,294,204 (1)	$0.51	4,948,435 (2)
Equity compensation plans not approved by security holders (3)	7,806,118	$0.30	-
Total	9,100,322	$0.33	4,948,435

(1)          Consists of: (i) options to purchase 245,450 shares of our common stock granted under our 2009 Incentive Compensation Plan (the "2009 Plan"), with exercise prices ranging from $0.53 to $6.99 per share and (ii) options to purchase 1,048,754 shares of our common stock granted under our 2014 Equity Incentive Plan (the "2014 Plan"), with exercise prices ranging from $0.09 to $0.35 per share.
(2)          Remaining shares available as of December 31, 2016, for future issuance including: (i) 2,104,880 shares under our 2009 Plan (including 181,425 shares that remained available on May 15, 2009 under our 2006 Plan and that are now available for issuance under our 2009 Plan) and (ii) 2,843,555 shares under our 2014 Plan.
  (3)          Consists of warrants issued (i) to investors to purchase 6,884,998 shares of our common stock with exercise prices ranging from $.25 to $0.30 per share; (ii) to consultants to purchase 696,120 shares of common stock with exercise prices ranging from $0.15 to $4.95 per share; and (iii) to lenders to purchase 225,000 shares of our common stock with exercise prices ranging from $0.25 to $0.35.  All outstanding warrants were issued for an initial term of five years.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of February 28, 2017 by: (a) each current director; (b) each executive officer; (c) all of our current executive officers and directors as a group; and (d) all those known by us to be beneficial owners of more than five percent of our common stock.

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned (3)

5% or Greater Stockholders:

Dr. Bruce Bedrick (4)	5,850,000	13.1%

MVI Partners, LLC and Joe Heimbrock (5)	6,273,372	12.8%

Cormag Holdings, LTD and Mark Scott (6)	4,480,861	10.2%

Dellave Holdings, LLC and Tim Reilly (7)	4,367,457	10.2%

Lalit Dhadphale	3,207,479	7.5%

Estate of Wayne Corona (8)	2,770,676	6.5%

Osgar Holdings, LTD and Hong Penner (9)	2,500,000	5.8%

Janice & Ralph Marra (10)	2,215,747	5.2%

Executive Officers and Directors:

John C. Pauly	-	*

Brian A. Ross	-	*

Mark D. Scott (6)	4,480,861	10.2%

Joseph Heimbrock (5)	6,273,372	12.8%

Dr. Stephen Weiss (11)	1,005,000	2.3%

J. Robert Smyjunas (12)	226,400	*

All executive officers and directors as a group – (6 persons)	11,985,633	21.9%

*   Less than 1.0%

(1)	The address of each officer and director is c/o HealthWarehouse.com, Inc., 7107 Industrial Road, Florence, Kentucky 41042.

(2)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as the entities owned or controlled by the named person.  Table also includes shares if the named person has the right to acquire those shares within 60 days after December 31, 2016,  by the exercise of any warrant, stock option, convertible note or other right.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3)
Applicable percentages are based on 42,649,273 shares of common stock outstanding on February 28, 2017, adjusted as required by rules promulgated by the SEC.  There were 553,574 shares of Series B Preferred Stock outstanding on February 28, 2017, which shares are convertible into 6,454,673 shares of common stock, based on a conversion factor of 11.66.  The shares of common stock and shares underlying convertible preferred stock, and stock options or warrants are deemed outstanding for purposes of computing the percentage of the person holding such convertible preferred stock, convertible notes, and/or stock options or warrants, but are not deemed outstanding for the purpose of computing the percentage of any other person.

(4)
Consists of (i) 3,900,000 shares of common stock and (ii) warrants to purchase 1,950,000 shares of common stock owned by Dr. Bedrick.  The information in this Note 4 is based in part on information contained in the Schedule 13D/A Amendment No. 7 filed with the SEC by the Rx Investor Value Corporation Group on September 9, 2016.  Dr. Bedrick's address is 5375 Monterey Circle #32, Delray Beach, FL 33484.

(5)
Consists of (i) 68,009 shares of common stock, (ii) an option to purchase 30,728 shares of common stock and (iii) 529,557 shares of Series B Preferred Stock convertible into 6,174,635 shares of common stock. The shares of common stock and option are owned by Joe Heimbrock individually and the shares of Series B Preferred Stock are owned by MVI Partners, LLC, an Ohio limited liability company ("MVI").  Mr. Heimbrock serves as a managing member of MVI and thus may be deemed to possess shared voting and dispositive power over the shares of Series B Preferred Stock.  The address of Mr. Heimbrock and MVI is 3299 Hughes Court, Taylor Mill, Kentucky 41015.  The information contained in this note is based in part on a Schedule 13D filed by MVI and Mr. Heimbrock on April 29, 2016.

(6)
Consists of (i) 3,147,527 shares of common stock and (ii) warrants to purchase 1,333,334 shares of common stock.  The securities are owned by Cormag Holdings, Ltd., a Canadian corporation ("Cormag").  Mark Scott is the President, sole stockholder and director of Cormag and has sole voting and dispositive power with respect to the shares owned by Cormag.  The owners address is 104 Falcon Ridge Drive, Winnipeg, Manitoba, Canada R3Y1X6. Mr. Scott is a Canadian citizen. The information in this Note 6 is based in part on information contained in the Schedule 13D/A Amendment No. 2 filed with the SEC by Mr. Scott on February 10, 2017.

(7)
Consists of (i) 97,000 shares of common stock owned by Tim E. Reilly's IRA account, (ii) 1,173,103 shares of common stock owned by Tim E. Reilly's CMA account, (iii) 573,826 shares of common stock owned by Melrose Capital Advisors, LLC, an Ohio limited liability company ("MCA") and (iv) 2,523,528 shares of common stock owned by Dellave Holdings LLC, an Ohio limited liability company ("DH").  Mr. Reilly is the single member of both MCA and DH and has sole voting and dispositive power with respect to the shares owned by MCA and DH.  The owners address is 1085 Gulf of Mexico Drive #602, Longboat Key, Florida 34288. The information contained in this note is based in part on a Schedule 13D filed by Tim E. Reilly on August 15, 2016.

(8)
Consists of (i) 2,737,644 shares of common stock owned by the Estate of Wayne Corona and (ii) 33,032 shares of common stock owned by MKW Partners, LLC, an Ohio limited liability company ("MKW").  Mr. Corona was the Managing Member of MKW and had sole voting and dispositive power with respect to the shares owned by MKW.  The information contained in this Note 8 is based in part on the information contained in Schedule 13G Amendment No. 1 filed with the SEC by Mr. Corona on July 29, 2013.

(9)
Consists of (i) 1,666,667 shares of common stock and (ii) warrants to purchase 833,333 shares of common stock.  The securities are owned by Osgar Holdings Ltd., a Canadian corporation ("Osgar").    Hong Penner is the President, sole stockholder and director of Osgar and has sole voting and dispositive power with respect to the shares owned by Osgar.  The owners address is 400 St. Mary Avenue, 9th Floor, Winnipeg, Manitoba, Canada R3C4K5.  Ms. Penner is a Canadian citizen.  The information in this Note 9 is based in part on information contained in the Schedule 13D/A Amendment No. 7 filed with the SEC by the Rx Investor Value Corporation Group on September 9, 2016.

(10)
Consists of (i) 1,935,709 shares of common stock and (ii) 24,017 shares of Series B Preferred Stock which is convertible into 280,038 shares of common stock.  Ms. Marra has sole dispositive and voting power with respect to 1,489,029 shares, and shared dispositive and voting power with Ralph Marra with respect to 4,029 shares.  Ralph Marra has sole dispositive and voting power with respect to 446,680 shares, and shared dispositive and voting power with Janice Marra with respect to 4,029 shares.  Excludes 90,000 shares held in Trust for Janice and Ralph Marra's minor children.  The business address for Ms. And Mr. Marra is 5 Post Road, Rumson, NJ 07760.  The information contained in this Note 10 is based in part on the information contained in Schedule 13G/A Amendment No. 1 filed with the SEC by Ms. and Mr. Marra on February 14, 2014.

(11)
Consists of (i) 670,000 shares of common stock and (ii) warrants to purchase 335,000 shares of common stock.  The securities are owned by SCW Holdings, L.L.P., an Arizona limited liability partnership ("SCW").  Dr. Stephen Weiss is the general partner of SCW and has sole voting and dispositive power with respect to the shares owned by SCW.  The owners address is 10405 East McDowell Mountain Ranch Road, Scottsdale, Arizona 85255. The information contained in this note is based in part on the information contained in Form 3 filed with the SEC by Mr. Weiss on February 9, 2017.

(12)
Consists of (i) 225,3000 shares of common stock owned by Mr. Smyjunas directly, and (ii) 1,100 shares of common stock owned by RX Investor Value Corporation (RIVC).  Mr. Smyjunas is the sole shareholder and officer of RIVC and has sole voting and dispositive power with respect to the shares owned by RIVC.  The owners address is 9064 Ridgeway Close Drive, Cincinnati, OH 45236. The information contained in this note is based in part on the information contained in Form 3 filed with the SEC by Mr. Smyjunas on February 7, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Effective September 4, 2014, the Company entered into a consulting agreement with Dr. Bruce Bedrick, a stockholder, to provide consulting services related to business development and marketing activities for the Company and other duties as agreed to by management. The Company was required to pay the related party a monthly fee of $10,000 plus expense reimbursement.   The consulting agreement had an initial term of one year and could be automatically renewed for a one year period unless terminated by either party. On July 6, 2015, the Company notified the related party of its intent to terminate the contract effective September 4, 2015.  During the year ended December 31, 2015, the Company incurred and paid consulting and other expenses of $100,000 related to the consulting agreement.

Beginning in 2013, the Company received advances from Wayne Corona and his estate, stockholders of the Company. The Company has been repaying the advances with interest in subsequent years.  On October 3, 2016, the Company reached a settlement with the Estate of Wayne Corona in regards to various amounts owed to and due from the Estate.  The Company agreed to pay $77,606, payable in twenty-four monthly payments of $3,234, beginning October 15, 2016.  The agreement resulted in the Company recognizing a $44,343 gain which is included in Selling, General and Administrative Expenses for the year ended December 31, 2016. See Note 11 – Related Party Transactions to the consolidated financial statements for additional information.
In 2016, the Company entered into an Exchange Agreement with Dellave Holdings LLC (See Note 8 – Stockholders' Deficiency to the consolidated financial statements) which the Company issued the Company's common stock in exchange for the extinguishment of accounts payable balances held by Dellave.  Mr. Tim Reilly, a significant stockholder of the Company, is the single member of both Dellave and Melrose Capital Advisors, LLC, the Company's senior lender. See Note 6 – Notes Payable to the consolidated financial statements.
Beginning in the fourth quarter of 2016, the Company entered into a master services agreement for information technology and marketing analytics projects with a company that Mr. Jeff T. Holtmeier, the Company's President and Chief Executive Officer at that time, held a minority ownership interest and was chairman of its board of directors.  During 2016, the Company incurred $49,376 of costs under the agreement of which $13,700 was capitalized as web development costs. The transaction was reviewed and approved by the Company's Audit Committee.

Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. The Company's Audit Committee will review and discuss with management potential transactions with related parties. Related party transactions requiring Audit Committee approval include transactions that are significant in size and transactions that involve terms or aspects that differ from those which would be entered into between independent parties.  Such transactions require the approval of our Board of Directors.

Director Independence

Our Board of Directors has determined that Mark Scott, Brian Ross, Robert Smyjunas and Dr. Stephen Weiss are independent within the meaning of Rule 5605(a)(2) of the National Association of Securities Dealers' Marketplace Rules of the Nasdaq Stock Market (the "NASDAQ Rules"), and that they are also independent for purposes of Rule 10A-3 of the Exchange Act.

In making each of these independence determinations, our Board of Directors considered and broadly assessed, from the standpoint of materiality and independence, all of the information provided by each director in response to detailed inquiries concerning the director's independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with our company.

Item 14. Principal Accounting Fees and Services.

The following table presents fees billed or expected to be billed for professional services rendered by the Company's independent registered public accountant for the years ended December 31, 2016 and 2015, and fees billed for other services rendered during those periods.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Audit Fees (1)	$120,000	$120,000
Audit-Related Fees (2)	-	-
Tax Fees (2)	-	-
All Other Fees (2)	-	-

(1)     Audit fees were principally for audit work performed on our annual financial statements and review of our interim financial statements.
(2)     There were no audit-related, tax, or other services incurred during the period.

During the years ended December 31, 2016 and 2015, the Audit Committee met to review and approve the filing of Forms 10-K and 10-Q.

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

Item 15. Exhibits, Financial Statement Schedules.
 (a) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement, dated May 14, 2009, between Clacendix, Inc. and HealthWarehouse.com, Inc. (1)

2.2	Asset Purchase Agreement, dated February 14, 2011, among Hocks Acquisition Corporation, and Hocks Pharmacy, Inc. and its shareholders. (9)

2.3	Merger Agreement dated February 14, 2011, among HealthWarehouse.com, Inc., Hocks Acquisition Corporation, Hocks Pharmacy, Inc. and its shareholders, and Hocks.com, Inc. (9)

3.1	Certificate of Incorporation of the Company, as amended through December 31, 2005. (2)

3.2	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on January 4, 2008. (3)

3.3	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 14, 2008. (4)

3.4	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 31, 2009. (5)

3.5	Certificate of Amendment to the Company's Certificate of Incorporation filed on July 16, 2010. (7)

3.6	State of Delaware Certificate of Amendment of Certificate of Incorporation dated October 17, 2014 (20)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law. (8)

3.8	Amended and Restated By-Laws of the Company. (8)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock Pursuant to Section 151 of the Delaware General Corporation Law, filed on October 17, 2011. (14)

4.1	Warrant to Purchase 156,250 Shares of the common stock of HealthWarehouse.com, Inc. dated November 8, 2010 and Issued to HWH Lending, LLC, as Lender. (10)

4.2	Warrant to Purchase 156,250 Shares of common stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to HWH Lending, LLC as Lender. (10)

4.3	Warrant to Purchase 156,250 Shares of common stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (10)

4.4	Warrant to Purchase 156,250 Shares of common stock of HealthWarehouse.com, Inc. dated November 8, 2010 and issued to Milfam I L.P. (10)

4.5	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of Milfam I L.P. (8)

4.6	Senior Secured Convertible Promissory Note dated November 8, 2010 in the amount of $500,000 payable by the Company to the order of HWH Lending, LLC. (8)

4.7	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of HWH Lending, LLC. (13)

4.8	Warrant to Purchase 250,000 Shares of the common stock of HealthWarehouse.com, Inc., dated September 2, 2011 and Issued to HWH Lending, LLC. (13)

4.9	Senior Secured Promissory Note dated September 2, 2011 in the principal amount of $1,500,000 payable by the Company to the order of Milfam I, L.P. (13)

4.10	Warrant to Purchase 250,000 shares of the common stock of Healthwarehouse.com, Inc. dated September 2, 2011 and issued to Milfam I, L.P. (13)

4.11	Form of common stock Purchase Warrant. (14)

4.12	Warrant to Purchase 750,000 shares of the common stock of HealthWarehouse.com, Inc. dated March 18, 2013 and issued to Melrose Capital Advisors, LLC. (15)

4.13	Warrant to Purchase 150,000 shares of the common stock of HealthWarehouse.com, Inc. dated September 30, 2013 and issued to Melrose Capital Advisors, LLC. (17)

4.14	Warrant to Purchase 150,000 shares of the common stock of HealthWarehouse.com, Inc. dated October 30, 2013 and issued to Steven Deixler. (17)

4.15	Warrant to Purchase 150,000 shares of the common stock of HealthWarehouse.com, Inc. dated March 28, 2014 and issued to Melrose Capital Advisors, LLC. (17)

4.16	Warrant to Purchase 75,000 shares of common stock of HealthWarehouse.com, Inc. dated April 29, 2014 and issued to Melrose Capital Advisors, LLC. (18)

4.17	Warrant to Purchase 500,000 shares of the common stock of HealthWarehouse.com, Inc. dated March 1, 2015 and issued to Melrose Capital Advisors, LLC. (20)

4.18	Common Stock Purchase Warrant dated April 3, 2015 for 137,430 common shares (21)

4.19	Warrant to Purchase 250,000 shares of the common stock of Healthwarehouse.com, Inc. dated November 11, 2015 and issued to Melrose Capital Advisors, LLC. (22)

4.20	Letter Agreement dated November 11, 2015 between the Company and Melrose Capital Advisors, LLC. (22)

10.1	Loan and Security Agreement dated November 8, 2010 among HealthWarehouse.com, Inc. and Hwareh.com, Inc., as Borrowers, and HWH Lending, LLC and Milfam I L.P. as Lenders. (8)

10.2	Securities Purchase Agreement dated August 3, 2011. (11)

10.3	Investor Rights Agreement dated August 3, 2011. (11)

10.4	Indemnification Agreement dated August 3, 2011. (11)

10.5	Lease agreement dated June15, 2011 between the Company and the landlord for 7107 Industrial Road Florence, Kentucky. (12)

10.6	Loan and Security Agreement dated September 2, 2011 among HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Borrowers, and HWH Lending LLC, and Milfam I, L.P., as Lenders. (13)

10.7	Stock Purchase Agreement dated September 2, 2011 between the Company and Rock Castle Holdings, LLC. (13)

10.8	Securities Purchase Agreement dated October 17, 2011. (14)

10.9	Amendment No. 1 to Investor Rights Agreement dated October 17, 2011. (14)

10.10	Form of Subscription Agreement for common stock. (14)

10.11	Security Agreement dated March 28, 2013 between HealthWarehouse.com, Inc., Hwareh.com, Inc. and Hocks.com, Inc., as Debtors, and Melrose Capital Advisors, Inc. as secured party. (15)

10.12	Security Agreement dated September 30, 2013 between Pagosa Health LLC, as Debtor, and Melrose Capital Advisors, Inc. as secured party. (17)

10.13	Promissory Note dated October 30, 2013 in the amount of $100,000 payable by the Company to the order of Steven Deixler (17)

10.14	Subordination Agreement dated October 30, 2013 among Melrose Capital Advisors, LLC, the Company and Steven Deixler (17)

10.15	Deposit Account Control Agreement dated August 18, 2014 between the Company, Melrose Capital Advisors, LLC and The Bank of Kentucky, Inc. (20)

10.16	2009 Incentive Compensation Plan (6)

10.17	2014 Equity Incentive Plan (16)

10.18	Waiver letter dated March 10, 2015 from Melrose Capital Advisors, LLC (20)

10.19	Third Amendment to Lease agreement dated as of April 27, 2015 between the Company and the landlord for 7107 Industrial Road Florence, Kentucky. (21)

10.20	Loan Extension Agreement dated November 11, 2015 between the Company and Melrose Capital Advisers, LLC. (22)

10.21	Amended and Restated Promissory Note dated January 19, 2016 between the Company and Melrose Capital Advisors, LLC. (23)

10.22	Employment Agreement dated January 11, 2016 between the Company and Dan Seliga. (24)

10.23	Fourth Amendment to Lease agreement dated as of March 15, 2016 between the Company and the landlord for 7017 Industrial Road Florence, Kentucky *

10.24	Stock Purchase Agreement dated April 20, 2016 between the Company and MVI Partners, LLC to purchase 494,913 shares of the Series B Preferred Stock of the Company (25)

10.25	Employment Agreement dated May 9, 2016 between the Company and Lalit Dhadphale (26)

10.26	Amendment to Amended and Restated Promissory Note dated June 29, 2016 between the Company and Melrose Capital Advisors, LLC. (27)

10.27	Exchange Agreement dated July 28, 2016 between the Company and Dellave Holdings, Inc. (28)

10.28	Amendment to Amended and Restated Promissory Note dated August 15, 2016 between the Company and Melrose Capital Advisors, LLC. (29)

10.29	Amendment to Amended and Restated Promissory Note dated September 30, 2016 between the Company and Melrose Capital Advisors, LLC. (30)

10.30	Second Amendment to Amended and Restated Promissory Note dated October 14, 2016 between the Company and Melrose Capital Advisors, LLC. (31)

10.31	Third Amendment to Amended and Restated Promissory Note dated October 31, 2016 between the Company and Melrose Capital Advisors, LLC. (32)

10.32	Employment Agreement dated November 4, 2016 between the Company and Jeffrey T. Holtmeier (32)

10.33	Fourth Amendment to Amended and Restated Promissory Note dated November 30, 2016 between the Company and Melrose Capital Advisors, LLC. (33)

10.34	Separation and Release Agreement dated January 16, 2017 between the Company and Jeffrey T. Holtmeier (34)

10.35	Employment Agreement dated January 18, 2017 between the Company and John Pauly (34)

10.36	Fifth Amendment to Amended and Restated Promissory Note dated November 30, 2016 between the Company and Melrose Capital Advisors, LLC. (35)

10.37	Settlement Agreement dated March 15, 2017 between the Company and Lalit Dhadphale pursuant to the Employment Agreement by and between the Company and Dhadphale. *

21.1	Subsidiaries of the Registrant *

23.1	Consent from Marcum LLP *

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

       *       Filed herewith.

       +       Denotes Management Compensatory Plan or Contract.

1	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 15, 2009.

2	Incorporated by reference to the Company's Annual Report on Form 10-K SB filed on March 29, 2006.

3	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 27, 2009.

4	Incorporated by reference to the Company's Annual Report Amendment on Form 10-KA filed on May 14, 2009.

5	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 6, 2009.

6	Incorporated by reference to the Company's Current Report Amendment on Form 8-KA filed on May 26, 2009.

7	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 21, 2010.

8	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 12, 2010.

9	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2011.

10	Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 15, 2011.

11	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 8, 2011.

12	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 15, 2011.

13	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 6, 2011.

14	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 20, 2011.

15	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 3, 2013.

16	Incorporated by reference to the Company's Definitive Proxy Statement filed on September 26, 2014.

17	Incorporated by reference to the Company's Annual Report on Form 10-K filed on April 14, 2014.

18	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 16, 2014.

19	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2014 filed on November 14, 2014.

20	Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 30, 2015.

21	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2015 filed on May 11, 2015.

22	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2015 filed on November 13, 2015.

23	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 25, 2016.

24	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 14, 2016.

25	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 21, 2016.

26	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2016 filed on May 12, 2016.

27	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 1, 2016.

28	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 3, 2016.

29	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 19, 2016.

30	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 4, 2016.

31	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 11, 2016.

32	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2016 filed on November 8, 2016.

33	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 30, 2016.

34	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 20, 2017.

35	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 3, 2017.

Item 16.  Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 20, 2017	HEALTHWAREHOUSE.COM, INC. By: /s/ John C. Pauly John C. Pauly Chief Operating Officer, Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John C. Pauly	Chief Operating Officer, Interim President and	March 20, 2017
John C. Pauly	Chief Executive Officer, and Principal Financial
and Accounting Officer

/s/ Brian A. Ross	Director	March 20, 2017
Brian A. Ross

/s/ Mark D. Scott	Director	March 20, 2017
Mark D. Scott

/s/ Dr. Stephen J. Weiss	Director	March 20, 2017
Dr. Stephen J. Weiss

/s/ Joseph Heimbrock	Director	March 20, 2017
Joseph Heimbrock

/s/ J. Robert Symjunas	Director	March 20, 2017
J. Robert Symjunas

HealthWarehouse.com, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and Stockholders of
HealthWarehouse.com, Inc.

We have audited the accompanying consolidated balance sheets of HealthWarehouse.com, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthwarehouse.com, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Marcum LLP
        Marcum LLP

New York, NY
March 20, 2017

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

Assets

Current assets:
Cash	$3,828	$11,217
Restricted cash	243,255	145,088
Accounts receivable, net	65,431	51,627
Inventories	209,415	182,647
Prepaid expenses and other current assets	85,576	81,718
Total current assets	607,505	472,297
Property and equipment, net	331,759	409,248
Web development costs, net	35,901	84,562
Total assets	$975,165	$966,107

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable – trade	$1,841,548	$2,189,649
Accounts payable – related parties	-	862
Accrued expenses and other current liabilities	1,036,356	597,665
Current portion of equipment lease payable	-	46,143
Notes payable	1,300,000	991,089
Notes payable – related parties	67,905	23,889
Redeemable preferred stock - Series C; par value $0.001 per share;
10,000 designated Series C: 10,000 issued and outstanding as of
December 31, 2016 and 2015 (aggregate liquidation preference of $1,000,000)	1,000,000	1,000,000
Total current liabilities	5,245,809	4,849,297

Commitments and contingencies

Stockholders' deficiency:
Preferred stock – par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding as of December 31, 2016 and 2015 as follows:
Convertible preferred stock - Series A – 200,000 shares designated Series A; 44,443 shares available
to be issued; no shares issued and outstanding	-	-
Convertible preferred stock - Series B – 625,000 shares designated Series B; 517,359 and 483,512 shares issued and outstanding as of December 31, 2016 and 2015, respectively (aggregate
liquidation preference of $5,231,274 and $4,889,043 as of December 31, 2016 and 2015,	517	484
respectively)
Common stock – par value $0.001 per share; 100,000,000 shares authorized (see Note 8),
43,761,825 and 38,844,374 shares issued and 42,582,613 and 37,665,162 shares outstanding as of
December 31, 2016 and 2015, respectively	43,762	38,844
Additional paid-in capital	32,014,629	30,656,598
Treasury stock, at cost, 1,179,212 shares as of December 31, 2016 and 2015	(3,419,715)	(3,419,715)
Accumulated deficit	(32,909,837)	(31,159,401)
Total stockholders' deficiency	(4,270,644)	(3,883,190)
Total liabilities and stockholders' deficiency	$975,165	$966,107

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Net sales	$10,384,893	$7,018,137

Cost of sales	3,647,433	2,546,392

Gross profit	6,737,460	4,471,745

Selling, general and administrative expenses	8,026,636	4,890,280

Loss from operations	(1,289,176)	(418,535)

Interest expense	119,027	208,147

Net loss	(1,408,203)	(626,682)

Preferred stock:
Series B convertible contractual dividends	(342,233)	(319,854)

Net loss attributable to common stockholders	$(1,750,436)	$(946,536)

Per share data:
Net loss – basic and diluted	$(0.03)	$(0.02)
Series B convertible contractual dividends	(0.01)	(0.01)

Net loss attributable to common stockholders - basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	39,743,032	37,574,278

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEAR ENDED DECEMBER 31, 2015

	Convertible
	Series B				Additional					Total
	Preferred Stock		Common Stock		Paid-In	Employee	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Advances	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2014	451,879	$452	38,749,595	$38,750	$29,966,040	$(2,143)	1,179,212	$(3,419,715)	$(30,212,865)	$(3,629,481)

Stock-based compensation	-	-	-	-	320,366	-	-	-	-	320,366

Cashless exercise of warrants into
common stock	-	-	94,779	94	(94)	-	-	-	-	-

Issuance of Series B preferred stock as
payment-in-kind for dividend	31,633	32	-	-	298,886	-	-	-	-	298,918

Contractual dividends on Series B convertible
preferred stock	-	-	-	-	-	-	-	-	(319,854)	(319,854)

Warrants issued as debt discount in
connection with notes payable	-	-	-	-	69,600	-	-	-	-	69,600

Debt discount related to repricing of warrants
in connection with notes payable	-	-	-	-	1,800	-	-	-	-	1,800

Change in fair value of collateral securing
employee advances	-	-	-	-	-	2,143	-	-	-	2,143

Net loss	-	-	-	-	-	-	-	-	(626,682)	(626,682)

Balances, December 31, 2015	483,512	$484	38,844,374	$38,844	$30,656,598	$-	1,179,212	$(3,419,715)	$(31,159,401)	$(3,883,190)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY (continued)
YEAR ENDED DECEMBER 31, 2016

	Convertible
	Series B				Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficiency

Balances, December 31, 2015	483,512	$484	38,844,374	$38,844	$30,656,598	1,179,212	$(3,419,715)	$(31,159,401)	$(3,883,190)

Stock-based compensation	-	-	-	-	327,202	-	-	-	327,202

Cashless exercise of warrants into
common stock	-	-	1,155,179	1,155	(1,155)	-	-	-	-

Exercise of stock options
into common stock			16,666	17	1,816	-	-	-	1,833

Cashless exercise of stock options
into common stock	-	-	1,492,078	1,492	(1,492)	-	-	-	-

Conversion of accounts payable
into common stock	-	-	2,253,528	2,254	696,340	-	-	-	698,594

Issuance of Series B preferred stock
as payment-in-kind for dividend	33,847	33	-	-	319,820	-	-	-	319,853

Contractual dividends on Series B
convertible preferred stock	-	-	-	-	-	-	-	(342,233)	(342,233)

Warrants issued as debt discount in
connection with notes payable	-	-	-	-	15,500	-	-	-	15,500

Net loss	-	-	-	-	-	-	-	(1,408,203)	(1,408,203)

Balances, December 31, 2016	517,359	$517	43,761,825	$43,762	$32,014,629	1,179,212	$(3,419,715)	$(32,909,837)	$(4,270,644)

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHWAREHOUSE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,408,203)	$(626,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of collateral securing employee advances	-	2,143
Depreciation and amortization	149,553	184,320
Stock-based compensation	327,202	320,366
Gain on settlement of accounts payable	(99,774)	(111,374)
Amortization of debt discount	15,500	129,767
Changes in operating assets and liabilities:
Accounts receivable	(13,804)	49,259
Inventories	(26,768)	(38,411)
Prepaid expenses and other current assets	(3,858)	(21,516)
Accounts payable – trade	527,873	(241,915)
Accounts payable – related parties	(862)	(83,452)
Accrued expenses and other current liabilities	416,311	(110,786)
Net cash used in operating activities	(116,830)	(548,281)

Cash flows from investing activities
Change in restricted cash	(98,167)	50,000
Capital expenditures	(9,703)	(6,331)
Website development costs	(13,700)	(17,972)
Net cash (used in) provided by investing activities	(121,570)	25,697

Cash flows from financing activities
Principal payments on equipment leases payable	(46,143)	(64,101)
Proceeds from exercise of common stock options	1,833	-
Proceeds from issuance of notes payable	358,911	250,000
Repayment of notes payable	(50,000)	(108,911)
Repayment of notes payable - related parties	(33,590)	(49,206)
Net cash provided by financing activities	231,011	27,782

Net decrease in cash	(7,389)	(494,802)

Cash - beginning of period	11,217	506,019

Cash - end of period	$3,828	$11,217

Supplemental Cash Flow Information:
Interest paid	$95,186	$78,489

Non-cash investing and financing activities:
Issuance of Series B preferred stock for settlement of accrued dividends	$319,853	$298,918
Cashless exercise of warrants and stock options into common stock	$2,647	$95
Warrants issued in connection with notes payable	$15,500	$71,400
Accrual of contractual dividends on Series B convertible preferred stock	$342,233	$319,854
Conversion of accounts payable to notes payable - related party	$77,606	$-
Conversion of accounts payable to common stock	$698,594	$-

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

2. Going Concern and Management's Liquidity Plans

 The Company adopted the guidance in Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, as of December 31, 2016. This ASU requires management to assess a company's ability to continue as a going concern and to provide related disclosures in certain circumstances. Based on the results of the Company's analysis, the following information is provided.

The Company has financed its operations primarily through debt and equity financings. Increased borrowings from the Company's senior lender during 2015 and 2016 have not been sufficient to satisfy the Company's current obligations.  As of December 31, 2016, the Company had a working capital deficiency of $4,638,304 and an accumulated deficit of $4,270,644. During the years ended December 31, 2016 and 2015, the Company incurred net losses of $1,408,203 and $626,682, respectively, and used cash in operating activities of $116,830 and $548,281, respectively. These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company is subject to a 2013 Notice of Redemption related to its Series C Redeemable Preferred Stock aggregating $1,000,000, whereby, the Company must now apply all of its assets to redemption of the Series C Preferred Stock and to no other corporate purpose, except to the extent prohibited by Delaware law governing distributions to stockholders (the Company is not permitted to utilize toward the redemption those assets required to pay its debts as they come due and those assets required to continue as a going concern).

The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, attempt to extend note repayments, attempt to negotiate the preferred stock redemption and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations, and /or seek reorganization under the U.S. bankruptcy code.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of HealthWarehouse.com, Inc., Hwareh.com, Inc., Hocks.com, Inc., ION Holding NV, ION Belgium NV, its wholly-owned subsidiaries. ION Holding NV and ION Belgium NV are inactive subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company's significant estimates include reserves related to accounts receivable and inventory, the recoverability and useful lives of long-lived assets and website development costs, the valuation allowance related to deferred tax assets, the valuation of equity instruments, debt discounts and contingencies.

Reclassifications

Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements.  These reclassifications had no effect on the previously reported net loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2016 and 2015, the Company does not have any cash equivalents.

Restricted Cash

Restricted cash represents cash held by the Company's credit card processor as a reserve to cover potential future refunds and funds held by the senior lender as collateral for the Company's Senior Note. See Note 6 – Notes Payable to the consolidated financial statements for additional information.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $0 and $47,143 as of December 31, 2016 and 2015, respectively. The Company's management has established an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. The nature of the business is that the majority of payments are received before the product is shipped.  If the financial conditions of customers were to materially deteriorate, an increase in the allowance amount could be required. The allowance for doubtful accounts considers several factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable, and other factors.

Inventories, net

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined by using the first-in, first-out method.  As part of the valuation process, inventory reserves are established to state excess and slow-moving inventory at their estimated net realizable value. The valuation process for excess or slow-moving inventory contains uncertainty because management must use judgment to estimate when the inventory will be sold and the quantities and prices at which the inventory will be sold in the normal course of business.  Inventory reserves are periodically reviewed, reflecting current risks, trends and changes in industry conditions.  When preparing these estimates, management considers historical results, inventory levels and current operating trends.  In the event the estimates differ from actual results, inventory-related reserves may be adjusted and could materially impact the results of operations.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair value.  As of December 31, 2016 and 2015, the Company has not recognized any such impairment.

Website Development Costs

The Company capitalizes costs associated with the development of its website. During the years ended December 31, 2016 and 2015, the Company capitalized $13,700 and $17,972, respectively, of website development costs. The Company is amortizing the website development costs on a three-year straight-line basis and incurred amortization expense of $62,361 and $75,951 during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, unamortized website development costs totaled $35,901.  Estimated future amortization expense related to website development costs is $24,606 in 2017 and $4,446 in 2018.  The remainder of the unamortized website development costs will be amortized when the projects to which they relate are placed in service.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the assignment of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The carrying value of items included in the Company's working capital approximates fair value because of the relatively short maturity of these instruments. The Company's notes payable approximate fair value because the terms are substantially similar to comparable debt in the marketplace.

Income Taxes

Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

GAAP prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company's financial statements as of December 31, 2016 and 2015. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  No interest or penalties have been recognized during the years ended December 31, 2016 and 2015.

Debt Discounts

The Company records, as a discount to notes and convertible notes, the relative fair value of warrants issued in connection with the issuances and the intrinsic value of any conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or their earliest date of redemption. As of December 31, 2016 and 2015, the Company had no unamortized debt discounts.

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

Shipping and Handling Costs

The Company policy is to provide free standard shipping and handling for most orders. Shipping and handling costs incurred are recognized in selling, general and administrative expenses. Such amounts aggregated $1,143,067 and $612,377 for the years ended December 31, 2016 and 2015, respectively.

In certain circumstances, shipping and handling costs are charged to the customer and recognized in Net sales. The amounts recognized in Net sales for the years ended December 31, 2016 and 2015 were $388,921 and $251,550, respectively.

 Advertising and Marketing Expenses

The Company expenses all advertising and marketing costs as incurred and were $647,053 and $508,633 for the years ended December 31, 2016 and 2015, respectively.

 Sales Taxes

The Company accounts for sales taxes imposed on its goods and services on a net basis in the consolidated statements of operations.

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

	December 31,
	2016	2015

Options	1,294,204	5,341,284
Warrants	7,806,118	10,046,198
Series B Convertible Preferred Stock	6,032,406	5,507,202
Total potentially dilutive shares	15,132,728	20,894,684

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

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value.  The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control, as temporary equity.  At all other times, the Company classifies its preferred shares in stockholders' deficiency.

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

Common Stock Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company evaluated its free-standing warrants to purchase common stock to assess their proper classification in the consolidated balance sheet as of December 31, 2016 and 2015 using the applicable classification criteria enumerated under GAAP and determined that the common stock purchase warrants contain fixed settlement provisions.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14 which delayed the effective date of the new revenue guidance by one year.  As a result, the provisions of ASU 2014-09, and subsequent amendments, are effective for annual reporting periods beginning after December 15, 2017. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory".  ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out ("LIFO") or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company's consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation" (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017. The Company is currently evaluating the potential impact of adopting this guidance on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (Topic 230)". ASU 2016-15 adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, reducing the existing diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 is effective for the Company beginning January 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact adopting this guidance will have on classifications in its consolidated statements of cash flows.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for the Company in the first quarter of 2019 and early adoption is permitted. ASU 2016-18 must be applied retrospectively to all periods presented.  The Company is currently evaluating what impact the adoption of this update will have on our consolidated statements of cash flows.
As of the date of this Annual Report on Form 10-K, there were no other recent accounting standard updates that the Company has not yet adopted that we believe would have a material impact on our consolidated financial statements.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,		Useful Life
	2016	2015	(Years)

Computer Software	$230,299	$230,299	5 years
Equipment	549,365	548,156	15 years
Office Furniture and Equipment	98,192	95,754	7 years
Computer Hardware	32,992	32,992	5 years
Leasehold Improvements	309,374	303,318	(a)
Total	1,220,222	1,210,519
Less: Accumulated Depreciation	(888,463)	(801,271)
Property and Equipment, Net	$331,759	$409,248

  (a)  Lesser of useful life or initial term of lease

Depreciation expense for the above assets for the years ended December 31, 2016 and 2015 was $87,192 and $108,369, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2016	2015

Salaries and Benefits	$110,819	$64,007
Dividend Payable	342,233	319,854
Advertising	75,000	76,639
Accrued Interest	44,249	44,249
Accrued Rent	51,181	49,614
Proxy & Solicitation Costs	130,000	-
Severance	232,417	-
Deferred Rent	-	25,852
Other	50,457	17,450
	$1,036,356	$597,665

6. Notes Payable

Notes payable consisted of the following:

	December 31,
	2016	2015

Senior Note	$1,200,000	$891,089
Promissory Note	100,000	100,000

	$1,300,000	$991,089

Senior Note

The Company is a party to a Loan and Security Agreement dated March 28, 2013 (the "Loan Agreement") with Melrose Capital Advisors (the "Lender"). Under the terms of the Loan Agreement, the Company has borrowed an aggregate of $1,200,000 from the Lender, including $308,911 and $250,000 during the years ended December 31, 2016 and 2015, respectively.  The Loan is evidenced by a promissory note (the "Senior Note") in the face amount of $1,200,000 (as amended).  The Company also borrowed and repaid $50,000 from the Lender in a separate transaction during the third quarter 2016.
The Senior Note bears interest on the unpaid principal balance of the Note until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.75%) as of December 31, 2016).  Under the terms of the Loan Agreement, the Company has agreed to make monthly payments of accrued interest. On November 30, 2016, the Company and the Lender entered into a Fourth Amendment to Amended and Restated Promissory Note, pursuant to which the Lender agreed to extend the maturity date of the Senior Note from November 30, 2016 to February 28, 2017. The principal amount and all unpaid accrued interest on the Senior Note was payable on February 28, 2017, or earlier in the event of default or a sale or liquidation of the Company.  The Loan may be prepaid in whole or in part at any time by the Company without penalty. See Note 13 – Subsequent Events for additional information related to the Note's maturity date extension.
The Company granted the Lender a first priority security interest in all of the Company's assets, in order to secure the Company's obligation to repay the Loan, including a Deposit Account Control Agreement, dated as of July 8, 2016, which grants the Lender a security interest in certain bank accounts of the Company.  The Loan Agreement contains customary negative covenants restricting the Company's ability to take certain actions without the Lender's consent, including incurring additional indebtedness, transferring or encumbering assets, paying dividends or making certain other payments, and acquiring other businesses. Upon the occurrence of an event of default, the Lender has the right to impose interest at a rate equal to eight percent (8.0%) per annum above the otherwise applicable interest rate (the "Default Rate"). The repayment of the Loan may be accelerated prior to the maturity date upon certain specified events of default, including failure to pay, bankruptcy, breach of covenant, and breach of representations and warranties.

The investor rights agreement of the Company's Series B preferred shares limits the total debt of the Company to $1 million. The Company has received waivers to temporarily exceed the limit in connection with the extensions of the Senior Note. The Senior Note contained financial covenants through June 30, 2016, which required the Company to meet certain minimum targets for earnings before interest, taxes and non-cash expenses, including depreciation, amortization and stock-based compensation ("EBITDAS").
On August 27, 2015, a supplier of the Company was granted an order of garnishment against the Company's funds held in a bank account in the amount of $83,766 for an unpaid debt, accordingly, such amount was classified as restricted cash.  On September 16, 2015, the Company's Lender filed a motion with the court to intercede in the garnishment action on the grounds that it has a superior lien on the funds which was granted at a hearing on October 6, 2015.  In addition, as a result of the garnishment action, the Lender notified the Company that an event of default has occurred on the Senior Note and the Loan is in default and immediately payable.  On November 30, 2015, the court issued an order that the Company's Lender was the priority lienholder with regard to the funds being held in the bank account.   Subsequent to receiving the court's order, the funds were released by the bank to the Company's Lender and the funds were applied against the Loan balance.  The funds applied against the loan balance were advanced back to the Company in 2016.  The Lender waived the events of default related to the garnishment in December 2015.
In connection with the Loan Agreement, the Company granted the Lender five-year warrants to purchase an aggregate of 1,875,000 shares of common stock at an exercise price ranging from $0.10 to $0.35 per share, of which 750,000 warrants were issued during the year ended December 31, 2015.  The warrants contain customary anti-dilution provisions. The warrants had an aggregate grant date relative fair value of $472,100, of which $69,600 was recorded as debt discounts during the year ended December 31, 2015, and were amortized using the effective interest method over the term of the Senior Note.  In addition, the Company agreed to modify the exercise price on 375,000 previously issued warrants from $0.35 to $0.12 effective November 11, 2015 which resulted in an additional debt discount of $1,800.  The Company amortized $114,434 of the debt discount as interest expense during the year ended December 31, 2015.  The debt discounts were fully amortized as of December 31, 2015.  Including the value of warrants issued in connection with Senior Note and subsequent amendments, the Senior Note had an effective interest rate of 37% per annum.
Promissory Note

On October 30, 2013, the Company issued a note payable with a principal amount of $100,000 to a lender. The note bears interest on the unpaid principal balance until the full amount of principal has been paid at a floating rate equal to the Prime Rate plus four and one-quarter percent (4.25%) per annum (7.75% as of December 31, 2016). Under the terms of the note, the Company has agreed to make monthly payments of accrued interest. The Company's obligations are unsecured and are subordinate to its obligations pursuant to the Senior Note described above. The Loan may be prepaid in whole or in part at any time by the Company without penalty. The principal amount and all unpaid accrued interest was payable on October 31, 2016 (as amended). See Note 13 – Subsequent Events for additional information.
On January 11, 2016, the Company entered into an amendment to the Promissory Note which extended the maturity date of the note payable from November 1, 2015 to October 31, 2016.  In consideration of the extension of the maturity date of the note payable, the Company issued to the lender a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $0.25 per share. The warrants had a fair value of $15,500 using the Black-Scholes model which was established as debt discount and was amortized using the effective interest method over the remaining term of the Promissory Note. Including the value of the warrants issued in connection with the extension of the maturity date of the Promissory Note, the Promissory Note had an effective interest rate of 23% per annum during the extension period.
The Company amortized $15,500 and $15,333 of the debt discounts as interest expense during the years ended December 31, 2016 and 2015 and as of December 31, 2016, the debt discount was fully amortized.
7. Changes in Board of Directors and Management Changes

On September 2, 2016, the Company's shareholders elected four new directors who had run as an alternative slate to the slate the Company had recommended to its shareholders. The elected directors were Mr. Jeffrey T. Holtmeier, Mr. Brian A. Ross, Mark Scott and Dr. Stephen Weiss.

Effective as of September 12, 2016, the newly elected Board of Directors along with Mr. Joseph Heimbrock, a director appointed as a class by the Series B shareholders, elected Mr. Holtmeier as Chairman of the Board. The Board of Directors formed audit, compensation and nominating and governance committees. On October 11, 2016, the board revised committee memberships as the result of the appointment of Mr. Holtmeier as CEO, as follows:
•	Audit: Ross (Chair), Scott and Weiss
•	Compensation: Ross, Scott (Chair)
•	Governance and Nominating: Heimbrock, Scott, Weiss (Chair)
On September 13, 2016, after the election of the new Board of Directors, the Company's Chief Executive Officer, Mr. Lalit Dhadphale, tendered his resignation which the Board of Directors of the Company subsequently accepted. Mr. Dhadphale's separation from the Company was effective October 13, 2016. Mr. Dhadphale's contract provided for severance payments under certain conditions, including a change in the composition of the Board of Directors, and contained restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.

On September 9, 2016, after the election of the new Board of Directors, the Company's Chief Financial Officer, Mr. Daniel Seliga, tendered his resignation which the Board of Directors of the Company subsequently accepted.  Mr. Seliga's separation from the Company was effective October 9, 2016. Mr. Seliga's contract provides for severance payments under certain conditions, including a change in the composition of the Board of Directors, and contained restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.

See Note 13 for additional management changes subsequent to December 31, 2016.

Employment Agreement

On October 11, 2016, the Board of Directors of the Company appointed Jeffrey T. Holtmeier as the President and Chief Executive Officer of the Company. Subsequently, the Company and Mr. Holtmeier entered into a written agreement outlining compensation and other terms of Mr. Holtmeier's employment.  Mr. Holtmeier was to be paid an annual salary of $175,000, and had an annual bonus target of 100% of base salary, with the amount of bonus to be determined according to the Company achieving certain financial metrics. Mr. Holtmeier was also granted options under the Company's Long Term Incentive Plan to purchase 125,000 shares of the Company's common stock, at a price of $0.29 per share, which was the closing price for the Company's common stock on the date of grant. Mr. Holtmeier's agreement contained other provisions that no longer apply due to his resignation. See Note 13 - Subsequent Events for additional information.
Related to the solicitation of shareholders' proxies and subsequent resignations per certain employment agreements mentioned above, the Company incurred proxy and solicitation costs of $578,484 and severance costs of $276,167 during the year ended December 31, 2016, which are included as a component of selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2016, $211,722 and $392,417 of these costs are recorded in Accounts Payable, and Accrued Expenses and Other Current Liabilities, respectfully.

8. Stockholders' Deficiency

Authorized Capital

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

Common Stock

On December 21, 2015, the Company issued 94,779 shares of common stock to a former employee resulting from a cashless exercise of warrants.

On July 28, 2016, the Company entered an Exchange Agreement with Dellave Holdings LLC ("Dellave") whereby the Company issued an aggregate of 2,253,528 shares of common stock in exchange for the extinguishment of $698,594 of accounts payable balances held by Dellave.  The exchange was based on the prior day's closing price of $0.31 of the Company's common stock.   The $698,594 aggregate fair value of the common stock issued was credited to equity at conversion. Mr. Timothy Reilly is the managing member of Dellave and he is also the managing member of Melrose Capital Advisors, LLC, the Company's senior lender at the time of the transaction.

Preferred Stock

Series A Preferred Stock

The Company has designated 200,000 of the 1,000,000 authorized shares of preferred stock as Series A Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock is non-voting, has a liquidation preference equal to its purchase price, and does not pay dividends. The holders can call for the conversion of the Series A Preferred Stock at any time and are entitled to half a share of the Company's common stock for each share of Series A Preferred Stock converted. As of December 31, 2016, 44,443 shares of Series A Preferred Stock are available to be issued. There were no shares of Series A Preferred Stock outstanding as of December 31, 2016 or 2015.

Series B Preferred Stock

The Company has designated 625,000 of the 1,000,000 authorized shares of preferred stock as Series B Convertible Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock has voting rights equal to one vote for each common share equivalent, has a liquidation preference equal to its purchase price, and receives preferred dividends equal to 7% of all outstanding shares in either cash or payment-in-kind. The holders can call for the conversion of the Series B Preferred Stock at any time and are entitled to five shares of the Company's common stock for each share of Series B Preferred Stock converted.

In addition, the Series B Preferred Stock is subject to weighted average anti-dilution protection whereby if shares of common stock are sold below the current conversion price, the conversion price is reduced pursuant to a pre-defined formula. As of December 31, 2016 and 2015, Series B holders were entitled to convert into 11.66 and 11.39 shares, respectively, of the Company's common stock for each share of Series B Preferred Stock due to the anti-dilution provision. The anti-dilution provision represents a contingent beneficial conversion feature.  As of December 31, 2016, an incremental 3,445,611 shares of common stock are issuable at conversion of the Series B Convertible Preferred Stock as compared to the original terms.   Using the commitment date common stock price in effect, the commitment date value of the incremental shares is $8,696,723.

 However, recognition of beneficial conversion features is limited to the aggregate gross proceeds allocated to the preferred stock of $3,199,689 (422,315 shares of Series B Convertible Preferred Stock times $9.45 per share less the proceeds allocated to the warrants of $791,188) less the $1,666,967 beneficial conversion feature already recognized on the original 365,265 shares of Series B Preferred Stock (prior to the issuance of additional shares as payment-in-kind in lieu of cash dividends).  Due to these limitations, no beneficial conversion feature value was recorded for the years ended December 31, 2016 and 2015.  The investor rights agreement of the Company's Series B preferred shares limits the total debt of the Company to $1 million. The agreement also limits the ability to raise preferred equity at current market conversion rates.

As of and for the year ended December 31, 2016 and 2015, the Company had accrued contractual dividends of $342,233 and $319,854, respectively, related to the Series B Preferred Stock.  On January 3, 2016, the Company issued 33,847 shares of Series B convertible preferred stock valued at approximately $320,000, representing approximately $0.66 in value per share of Series B Preferred Stock outstanding on that date, to the Series B convertible preferred stock owners as payment in kind for dividends.

Series C Preferred Stock

The Company's Certificate of Designation designates 10,000 shares of the Company's preferred stock as Series C Preferred Stock to be issued at an original issue price of $100 per share. The Series C Preferred Stock has voting rights equal to one vote for each share held, has a liquidation preference equal to its purchase price, and has certain redemption rights available at the option of the holder.  The Series C Preferred Stock is non-convertible and does not pay dividends.

On October 17, 2011, the Company received net cash proceeds of $1,000,000 for the sale of 10,000 shares of Series C Preferred Stock to a greater than 10% stockholder of the Company. Since certain of the Company's preferred shares contain redemption rights which are not solely within the Company's control, these issuances of preferred stock were initially presented as temporary equity. On February 13, 2013, the Company received a Notice of Redemption of Series C Preferred Stock and as a result, the shares are classified as a current liability as of December 31, 2016 in the Company's consolidated balance sheet.

Incentive Compensation / Stock Option Plans

The Company sponsors an Incentive Compensation Plan (the "2009 Plan") which was approved by the Board of Directors and the Company's Stockholders, and initially allowed the total number of shares of common stock issuable pursuant to the 2009 Plan to be 2,881,425 shares.

The 2009 Plan imposes individual limitations on the amount of certain awards. Under these limitations during any fiscal year of the Company, the number of options, stock appreciation rights, shares of restricted stock, shares of deferred stock, performance shares and other stock based-awards granted to any one participant under the 2009 Plan may not exceed 250,000 shares, subject to adjustment in certain circumstances. The maximum amount that may be paid out as performance units in any 12-month performance period is an aggregate value of $2,000,000, and the maximum amount that may be paid out as performance units in any performance period greater than 12 months is an aggregate value of $4,000,000. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the board of directors or committee of the Company's board of directors designated to administer the 2009 Plan (the "Committee"), except that no option or stock appreciation right may have a term exceeding ten years. The exercise price per share subject to an option and the grant price of a stock appreciation rights are determined by the Committee, but in the case of an incentive stock option (ISO) must not be less than the fair market value of a share of common stock on the date of grant.

Following the approval of the Board of Directors and stockholders of record as of August 25, 2014, the Company adopted the 2014 Equity Incentive Plan (the "2014 Plan") which made a total of 6,000,000 shares of common stock authorized and available for issuance pursuant to awards granted under the 2014 Plan.

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

Stock Options

Grants

During the year ended December 31, 2016, the Company granted options to and directors, employees, and consultants of the Company to purchase an aggregate of 660,265 shares of common stock under a previously approved plan at exercise price ranging between $0.24 and $0.35 per share for an aggregate grant date value of $195,875.  The options vested on the grant date and have a term of ten years.

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

During the year ended December 31, 2015, the Company granted options to consultants of the Company to purchase an aggregate of 349,861 shares of common stock under the 2014 Plan at an exercise price of between $0.09 and $0.12 per share for an aggregate grant date value of $37,423.  The options have a vesting period ranging from immediate to three years and have a term of ten years.

Exercise

During the year ended December 31, 2016, the Company issued an aggregate of 1,492,078 shares of common stock to holders of options who elected to exercise options to purchase 3,091,475 shares of common stock on a cashless basis under the terms of the options.  The options had exercise prices ranging from $0.09 and $0.30 per share.

During the year ended December 31, 2016, the Company received proceeds of $1,833 from the exercise of options to purchase 16,666 shares of common stock.

The aggregate intrinsic value of the options exercised was $480,041 for the year ended December 31, 2016.

Valuation and Amortization

Option valuation models require the input of highly subjective assumptions.  The fair value of the stock-based payment awards is estimated utilizing the Black-Scholes option model.  The volatility component of this calculation is derived from the historical trading prices of the Company's own common stock.  The Company accounts for the expected life of options in accordance with the "simplified" method for "plain vanilla" share options.  The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.  If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.  The Company estimated forfeitures related to option grants at a weighted average annual rate of 5% and 3% per year for options granted during the years ended December 31, 2016 and 2015, respectively.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Year Ended December 31,
	2016	2015

Risk-free interest rate	1.00% to 2.12%	1.35% to 2.28%
Expected dividend yield	0.00%	0.00%
Expected volatility	196% to 200.0%	195% to 199.0%
Weighted average expected life
(contractual term) in years	5.5 to 10.0	5.5 to 10.0

Stock-based compensation expense related to stock options was recorded in selling, general and administrative expenses in the consolidated statements of operations and totaled $327,202 and $308,026 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, stock-based compensation expense related to stock options of $36,291 remains unamortized which is being amortized over the weighted average remaining period of 1.5 years.

Summary

A summary of the stock option activity during the years ended December 31, 2016 and 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2015	3,944,557	$1.27
Granted	2,491,200	0.10
Exercised	-	-
Forfeited	(1,094,473)	1.40
Outstanding, December 31, 2015	5,341,284	$0.70
Granted	660,265	0.30
Exercised	(3,108,141)	0.16
Forfeited	(1,599,204)	1.73
Outstanding, December 31, 2016	1,294,204	$0.51	8.0	$145,533

Exercisable, December 31, 2016	804,204	$0.76	7.7	$54,267

The following table presents information related to stock options outstanding and exercisable at December 31, 2016:

	Options Outstanding		Options Exercisable
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Options	Price	In Years	Options

$0.09 - $0.12	$0.10	786,667	$0.11	8.5	296,667
$0.25 - $0.35	0.32	262,087	0.32	9.8	262,087
$0.53 - $1.60	0.87	188,450	0.87	4.3	188,450
$4.10 - $6.99	5.80	57,000	5.80	5.1	57,000
$0.09 - $6.99	$0.51	1,294,204	$0.76	7.7	804,204

Warrants

Valuation

In applying the Black-Scholes option pricing model to stock warrants granted, the Company used the following weighted average assumptions:

Grants

	Year Ended December 31,
	2016	2015

Risk-free interest rate	1.58%	1.22% to 1.75%
Expected dividend yield	0.00%	0.00%
Expected volatility	200.0%	194.0% to 197.0%
Contractual term in years	5.00	2.90 to 7.50

On January 11, 2016, the Company issued to a lender a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $0.25 per share for an aggregate grant date value of $15,500. See Note 6 – Notes Payable for additional information.

On April 3, 2015, the Company granted warrants to a former employee of the Company to purchase an aggregate of 137,430 shares of common stock at an exercise price of $0.09 per share for an aggregate grant date value of $12,018.  The warrants have a term of five years.  The warrants were issued as repayment for amounts previously accrued.

The weighted average fair value of the stock warrants granted during the years ended December 31, 2016 and 2015, respectively, was $0.25 and $0.09 per share.

Exercise

During the year ended December 31, 2015, the Company issued an aggregate of 97,449 shares of common stock to a holder of warrants who elected to exercise warrants to purchase 137,430 shares of common stock on a cashless basis under the terms of the warrants. The warrants had an exercise price of $0.09 per share.  The aggregate intrinsic value of the warrants exercised was $27,486 for the year ended December 31, 2015.

During the year ended December 31, 2016, the Company issued an aggregate of 1,155,179 shares of common stock to a holder of warrants who elected to exercise warrants to purchase 1,795,080 shares of common stock on a cashless basis under the terms of the warrants. The warrants had an exercise prices ranging from $0.10 to 0.15 per share. The aggregate intrinsic value of the warrants exercised was $414,176 for the year ended December 31, 2016.

A stock-based compensation benefit related to the mark-to-market adjustment for consultant warrants for the year ended December 31, 2015 was recorded in the consolidated statements of operations as a component of selling, general and administrative expenses and totaled $322. During the year ended December 31, 2015, the Company recorded aggregate stock-based compensation expense of $12,340 related to warrants.  As of December 31, 2016, there was no stock-based compensation expense related to warrants that remains unamortized.

A summary of the stock warrant activity during the years ended December 31, 2016 and 2015, respectively, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2015	9,339,044	$0.45
Granted	887,430	0.10
Exercised	(137,430)	0.09
Forfeited	(42,846)	3.00
Outstanding, December 31, 2015	10,046,198	$0.41
Granted	75,000	0.25
Exercised	(1,795,080)	0.13
Forfeited	(520,000)	2.90
Outstanding, December 31, 2016	7,806,118	$0.30	2.4	$91,257

Exercisable, December 31, 2016	7,806,118	$0.30	2.4	$91,257

The following table presents information related to stock warrants at December 31, 2016:

	Warrants Outstanding		Warrants Exercisabe
	Weighted		Weighted	Weighted
Range of	Average	Outstanding	Average	Average	Exercisable
Exercise	Exercise	Number of	Exercise	Remaining Life	Number of
Price	Price	Warrants	Price	In Years	Warrants

$0.15 - $0.25	$0.25	2,116,120	$0.25	1.7	2,116,120
$0.30 - $0.35	0.30	5,659,998	0.30	2.7	5,659,998
$4.95	4.95	30,000	4.95	0.8	30,000
$0.15 - $4.95	$0.30	7,806,118	$0.30	2.4	7,806,118

9. Commitments and Contingent Liabilities

Operating Leases

The Company entered a lease agreement dated June 15, 2011, as amended, for approximately 62,000 square feet of office and storage space and for its Company's corporate headquarters in Florence, Kentucky.  On December 15, 2014, the Company agreed to sublease 34,106 square feet of the space for $9,948 per month and the sublease was subsequently terminated by the Company on June 14, 2015.  On April 27, 2015, the Company entered in an amendment to the lease agreement which reduced its square footage to approximately 28,500 square feet effective June 15, 2015.  The amendment reduced the monthly rent to $4,868 for July 2015 to December 2015 and $5,462 per month in 2016. On March 15, 2016, the Company entered into an amendment of the lease agreement which extended the lease for an additional three years to December 31, 2019.  The amended monthly lease rate will be $6,649 in 2017, $6,886 in 2018 and $7,124 in 2019.

The Company accounts for rent expense using the straight-line method of accounting, deferring the difference between actual rent paid and the straight-line amount. The Company amortizes the balance of the remaining deferred rent payable over the remaining life of the amended lease term.  Deferred rent payable of $0 and $25,852 as of December 31, 2016 and 2015, respectively, has been included in accrued expenses and other current liabilities on the consolidated balance sheets.

On June 7, 2013, a subsidiary of the Company which was liquidated in 2014, signed a three-year lease for $1,000 per month to house an office, pharmacy and inventory located in Lawrenceburg, Indiana.  On July 8, 2013, the parties agreed to extend the lease for two additional years to a new termination date of June 7, 2018.  In January 2014, the Company closed and vacated the Lawrenceburg facility.  The present value of the remaining lease payments of $51,181 is reflected as a component of accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2016 and therefore excluded from the table below.

Future minimum payments under our non-cancelable operating lease as of December 31, 2016 are as follows:

Years ending December 31,	Amount

2017	$79,783
2018	82,633
2019	85,482
Total minimum lease payments	$247,898

During the years ended December 31, 2016 and 2015, the Company recorded aggregate rent expense of $69,819 and $106,833, respectively.

Employment Agreement

On May 9, 2016, the Company entered into an employment agreement (the "Employment Agreement") with Mr. Lalit Dhadphale.  The terms of the Employment Agreement include a term of two years beginning on January 1, 2016 with an extension provision, the titles and positions of Chief Executive Officer and President, an initial base salary of $175,000 per year, subject to certain bonus and severance provisions.  Mr. Dhadphale's agreement was bound by restrictive covenants regarding disclosure of confidential information, non-solicitation and employee non-competition.  See Notes 7 and 13 for additional information.

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

On February 9, 2012, two of our former stockholders, Rock Castle Holdings, LLC and Jason Smith (collectively "Plaintiffs"), filed suit against us in the Hamilton County, Ohio Court of Common Pleas, alleging that we had breached the terms of certain incentive options we granted to the Plaintiffs in connection with our now-terminated oral consulting arrangements with the Plaintiffs, by among other things, refusing Plaintiffs' purported exercise of options to purchase 233,332 shares of our common stock at an exercise price of $2.00 per share in December 2011.  Plaintiffs requested that, among other things, the court require us to permit the exercise of the 233,332 options.  Plaintiffs also provided an expert report indicating damages of $2.086 million.  On December 1, 2014, the Company executed a settlement agreement with the Plaintiff for $150,000 to be paid in unequal monthly installments through June 10, 2015.  The settlement amount was included in Selling, General and Administrative expense for the year ended December 31, 2014 and aggregate payments of $135,000 and $15,000 were made during the years ended December 31, 2015 and 2014, respectively.

On May 15, 2013, a former consultant filed suit in Boone County, Kentucky Circuit Court alleging breach of contract and unjust enrichment for unpaid consulting fees and expenses of approximately $55,000.  On September 29, 2014, the Company executed a settlement agreement with the former consultant for $25,000 which was paid in monthly installments through March 1, 2015 when such settlement amount had been fully repaid.

On June 7, 2016, Shipping & Transit LLC filed suit against the Company for infringing on certain claims of patents held by Shipping & Transit.  On July 20, 2016, the Company entered into a Settlement, Release and License Agreement whereby the Company paid $11,000 for any past violations and future licensing of the patents.

On May 13, 2016, Taft Stettinius & Hollister, LLP (the "Plaintiff") filed a complaint in the Court of Common Pleas for Hamilton County, Ohio against the Company.  The complaint asserts that the Plaintiff provided legal services to the Company beginning in April 2011 until January 2015 and billed the Company $936,777 which the Company has not made payment. The complaint seeks damages against the Company in the amount of $936,777 plus interest.  The Company is in the process of investigating such claims and has entered negotiations with the Plaintiff.  The Company has accounted for this matter in accordance with ASC 450 ("Contingencies").

Also see Note 13 – Subsequent Events for additional information.
10. Concentrations

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC").  At various times, the Company has deposits in these financial institutions in excess of the amount insured by the FDIC.

During the year ended December 31, 2016, three suppliers represented 43%, 17% and 16% of total inventory purchases. During the year ended December 31, 2015, two suppliers represented 63% and 11% of total inventory purchases.

As of December 31, 2016, the Company has included $936,777 in its accounts payable-trade in the consolidated balance sheets related to amounts in litigation.  See Note 9 - Commitments and Contingent Liabilities for additional information.  Excluding this amount, no Company supplier was owed an amount greater than 10% of the Company's accounts payable balance.

11. Related Party Transactions

Effective September 4, 2014, the Company entered into a consulting agreement with Dr. Bruce Bedrick, a stockholder, to provide consulting services related to business development and marketing activities for the Company and other duties as agreed to by management.   The Company was required to pay the related party a monthly fee of $10,000 plus expense reimbursement.  Subsequent to the effective date, the related party agreed to defer the payment of the monthly fee for a period of four months beginning with the November 4, 2014 payment.  The deferred fees were to be payable on the earlier of the termination date or the second anniversary of the effective date.  The consulting agreement had an initial term of one year and could be automatically renewed for a one-year period unless terminated by either party.  The Agreement could be terminated by the Company by providing a sixty-day notice prior to the first anniversary of the effective date.  On July 6, 2015, the Company notified the related party of its intent to terminate the contract effective September 4, 2015.  During the year ended December 31, 2015, the Company incurred and paid consulting and other expenses of $100,000 related to the consulting agreement.

In March 2013, the Company converted a $40,000 advance from a related party to a note payable with a maturity date of December 31, 2013 with the principal balance of the note due at maturity with no interest.  The Company made principal payments of $31,000 and $5,000 during the years ended December 31, 2015 and 2014, respectively, and the note has been repaid in full as of December 31, 2015.  Imputed interest expense on this note was de minimis.

On August 15, 2013, the Company was advanced $56,000 from a related party. Subsequently, $7,000 of that advance was repaid and the Company issued a promissory note for the remaining balance of $49,000 (the "Original Note"). The Original Note had an interest rate of 10% per annum and a maturity date of November 7, 2013. The Company made payments on the note and in November 2013, the remaining $42,095 balance of the Original Note was replaced by another note (the "Replacement Note"). The Replacement Note waived any existing default under the Original Note and had a maturity date of May 31, 2014 with all other terms of the Replacement Note and Original Note remaining the same.  Effective July 23, 2015, the Company reached a settlement agreement with the related party whereby the Company agreed to pay twelve monthly payments of $4,099 on the first of each month starting on August 1, 2015 to fully satisfy its obligations under the note payable.  During the years ended December 31, 2016 and 2015, the Company made principal payments of $23,889 and $18,206, respectively, and recorded interest expense on this note of $702 and $2,868, respectively. The note was repaid in full in July 2016. On October 3, 2016, the Company reached a settlement with the same related party in regards to certain balances of accounts receivables from and accounts payable to the related party.  The Company agreed to pay $77,606, payable in twenty-four monthly payments of $3,234, beginning October 15, 2016.  The agreement resulted in the Company recognizing a $44,343 gain which is included in Selling, General and Administrative Expenses for the year ended December 31, 2016.
In the fourth quarter of 2016, the Company entered into a master services agreement for information technology and marketing analytics projects with a company that Mr. Jeff T. Holtmeier, the Company's President and Chief Executive Officer, holds a minority ownership interest and was chairman of its board of directors.  During 2016, the Company incurred $49,376 of costs under the agreement of which $13,700 was capitalized as web development costs.
In 2016, the Company entered into an Exchange Agreement with Dellave Holdings LLC (See Note 8 – Stockholders' Deficiency) which the Company issued the Company's common stock in exchange for the extinguishment of accounts payable balances held by Dellave.  Mr. Tim Reilly, a significant stockholder of the Company, is the single member of both Dellave and Melrose Capital Advisors, LLC, the Company's senior lender (See Note 6 – Notes Payable).
12. Income Taxes

The income tax provision (benefit) for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31,
	2016	2015

Federal:
Current	$-	$-
Deferred	(453,586)	(269,394)

State and local:
Current	-	-
Deferred	(53,684)	(21,621)
	(507,270)	(291,015)
Change in valuation allowance	507,270	291,015
Income tax provision (benefit)	$-	$-

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015

Deferred tax assets:
Net operating loss carryforwards	$6,098,963	$5,585,989
Stock-based compensation	700,295	767,443
Inventory reserves	8,842	8,800
Allowance for bad debt	-	17,915
Deferred Revenue	3,318	2,575
Deferred Rent	-	9,824
Contingent Liability	-	1,910
Charitable contribution carryforwards	2,711	5,772
Accruals	104,397	22,491
Total deferred tax assets	6,918,526	6,422,719
Valuation allowance	(6,886,459)	(6,379,189)
Deferred tax assets, net of valuation allowance	32,067	43,530

Deferred tax liabilities:
Property and equipment	(32,599)	(29,881)
Web Development	532	(13,649)

Deferred tax liabilities	$(32,067)	$(43,530)

Net deferred tax assets	$-	$-

Change in valuation allowance	$502,270	$291,015

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established.  Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2016 and 2015.

The Company files income tax returns in the U.S. Federal jurisdiction and various state and local jurisdiction, and its federal, state and local income tax returns for the tax years beginning in 2012 remain subject to examination.  The Company is in the process of filing its federal and state tax returns for the year ended December 31, 2016.  The Net operating losses ("NOLs") for this year will not be available to reduce future taxable income until the returns are filed.  Assuming these returns are filed, as of December 31, 2016 and 2015, the Company had $16,821,182 and $15,464,258, respectively, of federal net operating loss carryforwards ("NOL's") that may be available to offset future taxable income.  The federal net operating loss carryforwards, if not utilized, will expire from 2027 to 2036.  As of December 31, 2016 and 2015, the Company had approximately $9,494,025 and $8,137,101 of state net operating loss carryforwards available to offset future taxable income.  The state NOLs, if not utilized, will expire beginning in 2031.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforwards could be limited in the event of a change in ownership.  Based upon a study that analyzed the Company's stock ownership, a change of ownership was deemed to have occurred in 2011.  This change of ownership created an annual limitation on the usage of the Company's losses which are available through 2031.  A full Section 382 analysis has not been prepared since 2011 and any NOLs arising since 2011 could be subject to limitation under Section 382.

For the years ended December 31, 2016 and 2015, the expected tax expense (benefit) based on the statutory rate is reconciled with the actual tax expense (benefit) as follows:

	Year Ended December 31,
	2016	2015

US federal statutory rate	(34.0%)	(34.0%)
State tax rate, net of federal benefit	(4.0%)	4.0%
Permanent differences:
Stock based compensation	2.5%	12.3%
Adjustments to prior deferred tax balances	(0.5%)	(20.7%)
Change in valuation allowance	36.0%	46.4%

Income tax provision (benefit)	0.0%	0.0%

13. Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Effective January 16, 2017, Mr. Jeffrey Holtmeier, Chief Executive Officer of the Company, has left the Company to pursue other interests, and in connection with his departure, has also resigned his position as a director of the Company. On January 19, 2017, the Company and Mr. Holtmeier entered into a Separation and Release Agreement in connection with his departure.  Mr. Holtmeier will be paid his current salary for the period up to and including the day which is thirty days after the Termination Date, at the rate in effect as of the Termination Date. In addition, the Company will pay Mr. Holtmeier an annual bonus for the 2016 year of $43,750 which was accrued as of December 31, 2016. The salary (less appropriate withholding for benefits, taxes and any other required withholdings) will be made in accordance with normal Company payroll timing and practices. The bonus (less appropriate withholding for benefits, taxes and any other required withholdings) will be paid and in ten equal monthly payments, beginning February 1, 2017.  As of December 31, 2016, the Company has accrued $66,950 of costs related to Mr. Holtmeier's incurred expenses which will be paid in ten equal monthly payments during 2017.

On January 18, 2017, the Board of Directors of the Company appointed John C. Pauly as the Chief Operating Officer and interim President and Chief Executive Officer of the Company. Subsequently, the Company and Mr. Pauly entered into a written agreement outlining compensation and other terms of Mr. Pauly's employment by which Mr. Pauly will be paid an annual salary of $100,000.  The term of Mr. Pauly's employment with the Company shall be for a period commencing on January 18, 2017, and continuing through the close of business on December 31, 2017, unless and until terminated as provided. The agreement shall renew for subsequent one year terms unless terminated by either party.

On February 28, 2017, the Company and Melrose Capital Advisors, LLC (the "Lender") entered into a Fifth Amendment to Amended and Restated Promissory Note (the "Senior Note"), pursuant to which the Lender agreed to extend the maturity date of the Senior Note from February 28, 2017 to March 30, 2017.  The principal amount and all unpaid accrued interest on the Senior Note is payable on March 31, 2017, or earlier in the event of default or a sale or liquidation of the Company.  The Loan may be prepaid in whole or in part at any time by the Company without penalty.
On March 3, 2017, the Company and Steven Deixler entered into a Third Amendment to Promissory Note effective as October 31, 2016 which extended the maturity date of the payable from October 31, 2016 to March 31, 2017.  The Company will make monthly payments of accrued interest on the first day of every month beginning October 31, 2016, and continuing on the first day of each month thereafter. On March 31, 2017, the entire unpaid principal sum of the note and all accrued and unpaid interest shall be due and payable in full. The Company's payment and other obligations under this Note shall be unsecured.
On March 15, 2017, the Company entered into a settlement agreement (the "Settlement Agreement") by and between the Company and Lalit Dhadphale ("Dhadphale) relating to a claim filed by Dhadphale in Lalit Dhadphale v. Healthwarehouse.com, Inc., Boone County, Kentucky Circuit Court, Civil Action No. 16-CI-01628 (the "Complaint") alleging failure to pay certain severance payments pursuant to the employment agreement by and between the Company and Dhadphale. Pursuant to the Settlement Agreement, the Company agreed to pay Dhadphale $200,000 in return for a full release of any and all future claims and a dismissal with prejudice of the Complaint within seven business days of the execution of the Settlement Agreement.  The Company has agreed to pay Mr. Dhadphale $30,000 within sixty days of the execution of the Agreement with the remaining $170,000 payable in equal semi-monthly payments over eighteen months beginning March 15, 2017.  As of December 31, 2016, the Company had accrued $190,000 related to this liability.
In February 2017, the Company received a letter from a former employee asking for payment of $100,000, plus interest for the contribution of certain equipment to the Company in 2008.  The Company is in the preliminary process of investigating the claim to determine the validity of the claim.